Form 10-K
period 2014-12-31
SONIC AUTOMOTIVE INC
filed 2015-02-27
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number : 001-13395

SONIC AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2010790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4401 Colwick Road
Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 566-2400

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1.1 billion based upon the closing sales price of the registrant’s Class A common stock on June 30, 2014 of $26.68 per share.

As of February 18, 2015, there were 38,905,340 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 14, 2015 are incorporated by reference into Part III of this Form 10-K.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-K TABLE OF CONTENTS

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

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

•	our business and growth strategies, including, but not limited to, our EchoPark® initiative and One Sonic-One Experience initiative;
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

These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I

Item 1: Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States, as measured by total revenues. As of December 31, 2014, we operated 118 franchises in 13 states (representing 25 different brands of cars and light trucks) and 19 collision repair centers. For management and operational reporting purposes, we group certain franchised dealerships together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2014, we operated 100 stores. Our franchised dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. In addition, during the fourth quarter of 2014, we opened two stand-alone pre-owned specialty retail locations in Denver, Colorado under the EchoPark® brand.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2014:

As of December 31, 2014, we operated franchises in the following markets:

Market	Number of Franchises	Percent of 2014 Total Revenue

Houston	25	22.0%
Southern California	13	15.4%
Northern California	12	13.5%
Alabama/Tennessee	23	11.9%
North Carolina/South Carolina/Georgia	13	9.1%
Florida	9	6.3%
Mid-Atlantic	6	5.5%
Dallas	4	4.9%
Colorado	5	4.5%	(1)
Ohio	5	2.6%
Las Vegas	3	2.1%
Disposed Franchises	-	2.2%
Total	118	100.0%

(1) Includes EchoPark® stores.

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

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for a discussion of our plans for the use of capital generated from operations.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Operating Segments

As of December 31, 2014, we had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new and used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers with a new, unique way to search, buy, service and sell their pre-owned vehicles.

For the year ended December 31, 2014, EchoPark® revenue represented less than 1% of total revenue. See Note 14, “Segment Information,” to the accompanying Consolidated Financial Statements for additional financial information regarding our two operating segments.

Unless otherwise noted, the following discussion of our business is presented on a consolidated basis.

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

Invest in Dealership Properties. Historically, we have operated our dealerships primarily on property financed through long-term operating leases. As these leases mature, or as we have an opportunity to purchase the underlying real estate prior to renewal, we take actions to own more of our dealership properties when the effect is financially or operationally favorable to us. We remain opportunistic in purchasing existing properties or relocating dealership operations to owned real estate where the returns are favorable. We believe owning our properties will, over the long-term, strengthen our balance sheet and reduce our overall cost of operating and financing our facilities.

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

Portfolio Management. Our long-term growth and acquisition strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We seek to add like-branded dealerships to our portfolio that exist in regions in which we already operate; however, we may look outside of our existing geographic footprint when considering the location of new EchoPark® stores. A majority of our franchised dealerships are either luxury or mid-line import brands. For the year ended December 31, 2014, approximately 87.2% of our new vehicle revenue was generated by mid-line import and luxury dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenue
	Year Ended December 31,
Brand	2014	2013	2012

Luxury:
BMW	21.8%	19.6%	19.0%
Mercedes	9.6%	9.1%	8.7%
Lexus	5.2%	5.0%	5.0%
Audi	5.0%	4.4%	4.0%
Cadillac	4.1%	4.6%	4.8%
Land Rover	2.8%	2.7%	2.2%
Porsche	2.4%	2.1%	1.9%
Mini	2.1%	2.4%	2.7%
Acura	0.9%	0.8%	0.9%
Volvo	0.8%	0.9%	1.1%
Infiniti	0.7%	0.9%	1.0%
Jaguar	0.7%	0.7%	0.7%
Total Luxury	56.1%	53.2%	52.0%
Mid-line Import:
Honda	14.9%	15.0%	15.3%
Toyota	10.4%	10.1%	10.3%
Volkswagen	1.9%	2.3%	3.0%
Hyundai	1.6%	1.8%	2.2%
Other (1)	1.4%	1.5%	1.8%
Nissan	0.9%	1.1%	0.9%
Total Mid-line Import	31.1%	31.8%	33.5%
Domestic:
Ford	7.3%	8.8%	7.8%
General Motors (2)	5.5%	6.2%	6.7%
Total Domestic	12.8%	15.0%	14.5%

Total	100.0%	100.0%	100.0%

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

Execute our Stand-Alone Pre-Owned Store Initiative. As we announced during the fourth quarter of 2013, we have augmented our manufacturer-franchised dealership operations with stand-alone pre-owned specialty retail sales locations branded as EchoPark®. Our EchoPark® business operates independently from the existing new and used dealership sales operations and introduces consumers to an exciting shopping and buying experience. Sales operations began in Denver, Colorado in the fourth quarter of 2014.

Customer Experience Initiative. In the fourth quarter of 2013, we also announced our customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. We believe that the development of these processes and tools will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

has been selected our team can utilize these processes and technologies to allow our guests to complete new or pre-owned vehicle sales transactions in less than an hour. During the third and fourth quarters of 2014, we began rolling out the One Sonic-One Experience initiative at our dealerships in Charlotte, North Carolina.

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

Train, Develop and Retain Associates. We believe our associates are the cornerstone of our business and crucial to our financial success. Our goal is to develop our associates and foster an environment where our associates can contribute and grow with the company. Associate satisfaction is very important to us, and we believe a high level of associate satisfaction reduces associate turnover and enhances our customers’ experience at our dealerships by pairing our customers with well-trained, seasoned associates. We believe that our comprehensive training of all employees provides us with a competitive advantage over other dealership groups.

Increase Sales of Higher Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products. Each sale of a new or used vehicle gives us an opportunity to provide our customers with financing and insurance options and earn financing fees and insurance commissions. We also offer our customers the opportunity to purchase extended warranties, service contracts and other aftermarket products. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, extended warranties, service contracts and insurance products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at our dealerships.

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

Many automobile manufacturers have developed and implemented policies regarding public ownership of dealerships, which include the ability to force the sale of their respective franchises:

•	upon a change in control of our company or a material change in the composition of our Board of Directors;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

•	if an automobile manufacturer or distributor acquires more than 5% of the voting power of our securities; and
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

Many states have placed limitations upon manufacturers’ and distributors’ ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from practices they believe constitute unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same brand operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. Certain states, including Florida, Georgia, North Carolina, South Carolina and Virginia, limit the amount of time that a manufacturer may temporarily operate a dealership.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
Mr. O. Bruton Smith	87	Chairman, Chief Executive Officer and Director
Mr. B. Scott Smith	47	President, Chief Strategic Officer and Director
Mr. David Bruton Smith	40	Vice Chairman and Director
Mr. Heath R. Byrd	48	Executive Vice President and Chief Financial Officer
Mr. Jeff Dyke	47	Executive Vice President of Operations

Mr. O. Bruton Smith is our Founder, Chairman, Chief Executive Officer and a director and has served as such since our formation in January 1997, and Mr. Smith is currently a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Executive Chairman, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway and Texas Motor Speedway. Mr. Smith is also an executive officer or a director of most of SMI’s operating subsidiaries.

Mr. B. Scott Smith is our Co-Founder, President, Chief Strategic Officer and a director. Prior to his appointment as President in March 2007, Mr. Smith served as our Vice Chairman and Chief Strategic Officer since October 2002. Mr. Smith held the position of President and Chief Operating Officer from April 1997 to October 2002. Mr. Smith has been a director of our company since our organization was formed in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over 25 years of experience in the automobile dealership industry. Mr. Smith is a son of O. Bruton Smith and brother of David Bruton Smith.

Mr. David Bruton Smith has served as our Vice Chairman since March 2013 and as a director since October 2008. Mr. Smith served as Executive Vice President from October 2008 until his appointment as Vice Chairman in March 2013, and has served as a director since October 2008 and in our organization since 1998. Prior to being named a director and Executive Vice President in October 2008, Mr. Smith served as our Senior Vice President of Corporate Development. Mr. Smith served as Vice President of Corporate Strategy of the company from October 2005 to March 2007, and also served prior to that time as Dealer Operator and General Manager of several of our dealerships. Mr. Smith is a son of O. Bruton Smith and brother of B. Scott Smith.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Mr. Heath R. Byrd has served as our Executive Vice President and Chief Financial Officer since March 2013. Mr. Byrd was previously a Vice President and our Chief Information Officer, and has served our organization since 2007. Prior to joining Sonic, Mr. Byrd served in a variety of management positions at HRAmerica, Inc., a workforce management firm that provided customized human resource and workforce development through co-sourcing arrangements, including as a director, as President and Chief Operating Officer and as Chief Financial Officer and Chief Information Officer. Prior to HR America, Mr. Byrd served as a Manager in the Management Consulting Division of Ernst & Young LLP.

Mr. Jeff Dyke has served as our Executive Vice President of Operations since October 2008 and is responsible for direct oversight for all of Sonic’s retail automotive operations. From March 2007 to October 2008, Mr. Dyke served as our Division Chief Operating Officer – Southeast Division, where he oversaw retail automotive operations for the states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. Mr. Dyke first joined Sonic in October 2005 as its Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President – Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation, Inc. from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.

Employees

As of December 31, 2014, we employed approximately 9,300 associates. We believe that our relationships with our associates are good. Approximately 250 of our associates, primarily service technicians in our Northern California markets, are represented by a labor union. Although a small percentage of our associates are represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.

Company Information

Our website is located at www.sonicautomotive.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we transmit to the SEC.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Item 1A: Risk Factors.

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

Risks Related to Our Sources of Financing and Liquidity

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions, expansion plans and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2014, our total outstanding indebtedness was approximately $2.0 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have $225.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2014 Revolving Credit Facility”) and up to $800.0 million in maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2014 Floor Plan Facilities”). We refer to the 2014 Revolving Credit Facility and the 2014 Floor Plan Facilities collectively as our “2014 Credit Facilities.” Based on balances as of December 31, 2014, we had approximately $165.6 million available for additional borrowings under the 2014 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances. We are able to borrow under our 2014 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2014 Floor Plan Facilities. In addition, the indentures relating to our 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”), our 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options generally ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2014 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying Consolidated Financial Statements.

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

Our 2014 Credit Facilities, the indentures governing our 5.0% Notes and 7.0% Notes and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 5.0% Notes and 7.0% Notes. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross default provisions. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our common stock on terms that we do not find attractive. Further, our failure to comply with the financial and other restrictive covenants relating to the 2014 Credit Facilities and the indentures pertaining to our outstanding notes could result in a default under these agreements that would prevent us from borrowing under the 2014 Revolving Credit Facility, which could materially adversely affect our business, financial condition and results of operations. If a default and acceleration of repayment were to occur, we may be unable to adequately finance our operations and the value of our Class A common stock could be materially adversely affected.

We have financed the purchase of certain dealership properties with mortgage notes that require balloon payments at the end of the notes’ terms.

Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2015 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us, or depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.

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

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2014, we had interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements. We intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

Our hedging transactions expose us to certain risks and financial losses, including, among other things:

•	counterparty credit risk;
•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Upon the occurrence of a change in control or a fundamental change, as defined in our 5.0% Notes and 7.0% Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under our 2014 Credit Facilities. Any future debt instruments that we may incur may contain similar provisions regarding repurchases in the event of a change in control or fundamental change triggering event. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Our parts and service sales volume and margins are dependent on manufacturer warranty programs.

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2014, approximately 15.0% of our parts, service and collision repair revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our Fixed Operations sales volume and margins could be adversely affected.

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

We have invested and expect to continue to invest in new business strategies, services and technologies, including our EchoPark® stores and our customer experience initiatives. Such endeavors may involve significant risks and uncertainties, including allocating management resources away from current operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.

Our ability to make acquisitions, execute our stand-alone pre-owned initiative and grow organicallymay be restricted by the terms and limits of the 2014 Credit Facilities.

The amount of capital available to us is limited to the liquidity available under our 2014 Credit Facilities and capital generated through operating activities. Pursuant to the 2014 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts, without the written consent of the Required Lenders (as that term is defined in the 2014 Credit Facilities). Our pace and scale of growing our recently announced stand-alone pre-owned initiative may be limited in the event other sources of capital are unavailable. These restrictions may limit our growth strategy.

We may not be able to capitalize on future real estate and dealership acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.

We intend to finance future real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A common stock, overall market conditions or covenants under our 2014 Credit Facilities that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating or financial flexibility.

In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory under the 2014 Floor Plan Facilities or the Silo Floor Plan Facilities (“floor plan financing”). Floor plan financing arrangements allow us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain floor plan financing or obtain consents to assume existing floor plan financing in connection with our acquisition of dealerships. In the event that we are unable to obtain such financing, our ability to complete dealership acquisitions could be limited.

Substantially all the assets of our dealerships are pledged to secure the indebtedness under our Silo Floor Plan Facilities and the 2014 Credit Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because certain lending institutions are either owned by or affiliated with an automobile manufacturer, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Manufacturers’ restrictions on acquisitions could limit our future growth.

We are required to obtain the approval of the applicable manufacturer before we can acquire an additional franchise of that manufacturer. In determining whether to approve an acquisition, manufacturers may consider many factors such as our financial condition and CSI scores.

Certain manufacturers also limit the number of its dealerships that we may own, our national market share of that manufacturer’s sales of new vehicles or the number of dealerships we may own in a particular geographic area. In addition, under an applicable franchise or dealer agreement or under state law, a manufacturer may have a right of first refusal to acquire a dealership that we seek to acquire.

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

Our future operating results depend on our ability to integrate the operations of acquired dealerships with our existing operations. In particular, we need to integrate our management information systems, procedures and organizational structures, which can be difficult. Our growth strategy has focused on the pursuit of strategic acquisitions or brand development that either expand or complement our business.

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

We may not adequately anticipate all of the demands that growth through acquisitions or brand development will impose.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

We have grown our business primarily through acquisitions in the past. We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions or growth opportunities will depend upon various factors, including:

•	the availability of suitable acquisition candidates;
•	competition with other dealer groups or institutional investors for suitable acquisitions;
•	the negotiation of acceptable terms with the seller and with the manufacturer;
•	our financial capabilities and ability to obtain financing on acceptable terms;
•	our stock price; and
•	the availability of skilled employees to manage the acquired companies.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers. In addition, we expect that the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was signed into law on March 23, 2010, will continue to increase our annual employee health care costs that we fund and has increased our cost of compliance and compliance risk related to offering health care benefits.

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

Automobile retailing is a highly competitive business. Our competitors include publicly and privately owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. We typically rely on advertising, merchandising, sales expertise, customer service reputation and dealership location to sell new vehicles. Our revenues and profitability could be materially adversely affected if laws permit manufacturers to enter the retail market directly.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Our dealerships are concentrated in states and regions in the United States, including California, Florida and Texas, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have substantial insurance, subject to certain deductibles, limitations, and exclusions, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In addition, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters and adverse weather events may affect the flow of inventory or parts to us or our manufacturing partners. Such disruptions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

General Risks Related to Investing in Our Securities

Concentration of voting power and anti-takeover provisions of our charter, our bylaws, Delaware law and our franchise and dealer agreements may reduce the likelihood of a potential change of control from a third party. At the same time, such voting power concentration also could increase the likelihood of a change of control notwithstanding other factors.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

The holders of Class B common stock (which include O. Bruton Smith, Sonic’s Chairman, Chief Executive Officer and Director, his family members and entities they control) currently hold less than a majority of our outstanding common stock, but a majority of our voting power. As a result, the holders of Class B common stock may be able to control fundamental corporate matters and transactions, subject to the above limitations. The concentration of voting power may also discourage, delay or prevent a change of control of us from a third party even if the action was favored by holders of Class A common stock. In addition, a sale or transfer of shares by one or more of the holders of Class B common stock could result in a change of control or put downward pressure on the market price of our Class A common stock. The perception among the public that these sales or transfers will occur could also contribute to a decline in the market price of our Class A common stock.

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under our 2004 Stock Incentive Plan (the “2004 Plan”) and 2012 Stock Incentive Plan (the “2012 Plan”) become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our franchise and dealer agreements may impede or prevent any potential takeover bid. Our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of our company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity that may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, there may be provisions of our lending arrangements that create an event of default upon a change in control. These agreements, corporate governance documents and laws may have the effect of discouraging, delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

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

Our business is highly regulated. In the past several years, private plaintiffs and state attorneys general have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchise or dealer agreements to conduct dealership operations.

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

Our success depends to a significant degree upon the continued contributions of our management team, particularly our senior management, and service and sales personnel. Additionally, franchise or dealer agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers. We do not have employment agreements with most members of our senior management team, our dealership managers and other key dealership personnel. Consequently, the loss of the services of one or more of these key employees could have a material adverse effect on our results of operations.

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

Six of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our six dealership subsidiaries are among approximately 200 employers that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM and IBT. In March 2008, the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period commencing in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A change in historical experience and/or assumptions used to estimate reserves could have a material impact on our earnings.

As described in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Estimates and Critical Accounting Policies,” management relies on estimates in various areas of accounting and financial reporting. For example, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience and assumptions. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2014, our balance sheet reflected a carrying amount of approximately $475.9 million in goodwill.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties.

Our principal executive offices are located at a property owned by us at 4401 Colwick Road, Charlotte, North Carolina, 28211, and our telephone number is (704) 566-2400.

Our dealerships are generally located along major United States or interstate highways. One of the principal factors we consider in evaluating a potential acquisition is its location. We prefer to acquire dealerships or build dealership facilities located along major thoroughfares, which can be easily visited by prospective customers.

We lease the majority of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for our 2014 Credit Facilities or mortgage financing arrangements. We believe that our facilities are adequate for our current needs.

Item 3: Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities and other long-term liabilities at December 31, 2014 was approximately $2.0 million and $0.3 million, respectively, in reserves that we were holding for pending proceedings.

Item 4: Mine Safety Disclosures.

Not applicable.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B common stock is not traded on a public market.

As of February 18, 2015, there were 38,905,340 shares of our Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 18, 2015, there were 82 record holders of the Class A common stock and four record holders of the Class B common stock. The closing stock price for the Class A common stock on February 18, 2015 was $25.60.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.10 per share during each of the years ended December 31, 2014, 2013 and 2012. Subsequent to December 31, 2014, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on March 13, 2015 to be paid on April 15, 2015. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for our Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods:

	Market Price
	High	Low	Cash Dividend Declared
2014
Fourth Quarter	$27.64	$21.86	$0.025
Third Quarter	$27.81	$23.28	$0.025
Second Quarter	$27.17	$22.72	$0.025
First Quarter	$24.31	$21.33	$0.025

2013
Fourth Quarter	$24.69	$21.78	$0.025
Third Quarter	$24.60	$21.19	$0.025
Second Quarter	$23.91	$20.11	$0.025
First Quarter	$25.15	$21.51	$0.025

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A common stock we repurchased during the fourth quarter ended December 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

October 2014	588	$22.98	588	$79,487
November 2014	-	-	-	79,487
December 2014	-	-	-	79,487
Total	588	$22.98	588	$79,487

(1) All shares repurchased were part of publicly announced share repurchase programs.
(2) Our active publicly announced Class A common stock repurchase authorization plans do not have an expiration date and current remaining availability is as follows:

				(In thousands)
February 2013 authorization				$100,000
Total active plan repurchases prior to December 31, 2014				(20,513)
Current remaining availability as of December 31, 2014				$79,487

Item 6: Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our Consolidated Financial Statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2014. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in the selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of our operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)

Income Statement Data (1):
Total revenues	$9,197.1	$8,843.2	$8,365.5	$7,520.8	$6,578.1
Impairment charges	$6.6	$9.9	$0.4	$0.2	$0.2
Income (loss) from continuing operations before taxes	$161.7	$129.0	$141.2	$133.3	$83.1
Income (loss) from continuing operations	$98.6	$84.7	$91.3	$81.5	$98.9
Basic earnings (loss) per share from continuing operations	$1.89	$1.60	$1.68	$1.54	$1.88
Diluted earnings (loss) per share from continuing operations	$1.87	$1.59	$1.56	$1.37	$1.62

Balance Sheet Data (1):
Total assets	$3,183.1	$3,051.2	$2,776.7	$2,335.2	$2,250.8
Current maturities of long-term debt	$30.8	$18.2	$18.6	$11.6	$9.1
Total long-term debt	$773.4	$748.4	$629.4	$547.6	$555.5
Total long-term liabilities (including long-term debt)	$900.2	$861.2	$744.6	$673.2	$689.5
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.025

(1) As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity
and Capital Resources,” and Notes 2, 5, 6 and 16 to the accompanying Consolidated Financial Statements, impairment charges, business combinations and dispositions and debt refinancings have had a material impact on our reported historical consolidated financial information.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2014 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”).

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

2014 Events

On July 23, 2014, Sonic entered into an amendment to the 2011 Credit Facilities, which among other changes (i) extended the maturity to August 15, 2019 from a previous maturity date of August 15, 2016, (ii) increased by $50.0 million the availability under the 2011 Revolving Credit Facility to $225.0 million, and (iii) increased by $195.0 million the availability under the 2011 Floor Plan Facilities to $800.0 million, resulting in an aggregate increase of availability under the 2011 Credit Facilities of $245.0 million. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the amendment to the 2011 Credit Facilities.

During the year ended December 31, 2014, we acquired two luxury franchises, one mid-line import franchise and one domestic franchise for a combined purchase price of $50.9 million in cash, net of cash acquired, including the underlying assets and real estate, and disposed of nine dealership franchises which generated net cash from disposition of approximately $74.8 million. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying Consolidated Financial Statements for further discussion.

As we announced during the fourth quarter of 2013, we planned to augment our manufacturer-franchised dealership operations with stand-alone pre-owned specialty retail sales locations branded as EchoPark®. Our EchoPark® business operates independently from the existing new and used dealership sales operations and offers customers an exciting shopping and buying experience. The first market is located in Denver, Colorado, and sales operations began in the fourth quarter of 2014.

In the fourth quarter of 2013, we also announced our customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. The development of these processes and tools will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the third and fourth quarters of 2014, we began rolling out the One Sonic-One Experience initiative at our dealerships in Charlotte, North Carolina.

Overview

We are one of the largest automotive retailers in the United States, as measured by total revenues. As of December 31, 2014, we operated 118 franchises in 13 states (representing 25 different brands of cars and light trucks) and 19 collision repair centers. For management and operational reporting purposes, we group certain franchised dealerships together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2014, we operated 100 stores. We also operated two pre-owned stores under our EchoPark® brand at December 31, 2014.

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

As a result of the way we manage our business, as of December 31, 2014, we had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of traditional retail automotive franchises that sell new and used

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers with a new, unique way to search, buy, service and sell their pre-owned vehicles.

The United States retail automotive industry’s new vehicle seasonally adjusted annual rate of sales (“SAAR”) in 2014 increased by 5.8%, to 16.4 million vehicles, from 15.5 million vehicles in 2013, according to Bloomberg Financial Markets, via Stephens Inc. From an industry perspective, new vehicle unit sales on a year-over-year basis increased 5.8% for import brands and 6.0% for domestic brands. For 2015, analysts’ average industry expectation for new vehicle SAAR is approximately 16.75 million vehicles, an increase of 2.1% from the SAAR in 2014. We estimate the 2015 new vehicle SAAR will be between 16.5 million and 17.0 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause actual 2015 new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between new retail and fleet vehicle sales volume.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income:

	Percentage of Total Revenue
	Year Ended December 31,
	2014	2013	2012
Revenues:
New vehicles	55.7%	56.4%	56.4%
Used vehicles	25.1%	24.6%	24.5%
Wholesale vehicles	1.8%	2.0%	2.2%
Parts, service and collision repair	14.1%	13.9%	13.9%
Finance, insurance and other, net	3.3%	3.1%	3.0%
Total revenues	100.0%	100.0%	100.0%
Cost of Sales (1)	85.1%	85.3%	85.2%
Gross profit	14.9%	14.7%	14.8%
Selling, general and administrative expenses	11.6%	11.3%	11.3%
Impairment charges	0.1%	0.1%	0.0%
Depreciation and amortization	0.7%	0.6%	0.6%
Operating income (loss)	2.5%	2.7%	2.9%
Interest expense, floor plan	0.2%	0.2%	0.2%
Interest expense, other, net	0.6%	0.6%	0.7%
Other (income) expense, net	(0.1%)	0.4%	0.3%
Income (loss) from continuing operations before taxes	1.8%	1.5%	1.7%
Provision for income taxes - (benefit) expense	0.7%	0.5%	0.6%
Income (loss) from continuing operations	1.1%	1.0%	1.1%

(1) The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

We disposed of nine dealership franchises during the year ended December 31, 2014, and we had no dealerships held for sale as of December 31, 2014. The results of operations of these stores are included in continuing operations on the accompanying Consolidated Statements of Income for all periods presented. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of our early adoption of Accounting Standards Update (“ASU”) 2014-08. We did not dispose of any dealership franchises during the year ended December 31, 2013. We terminated or disposed of 15 dealership franchises during the year ended December 31, 2012. The results of operations of the dealership franchises terminated or disposed of during the year ended December 31, 2012, including gains or losses on disposition, are included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Unless otherwise noted, all discussion of increases or decreases are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair and finance, insurance and other are on a same store basis, except where otherwise noted. All continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. During the year ended December 31, 2014, we acquired one mid-line import franchise, one domestic franchise and two luxury franchises which are included in reported figures but are excluded from same store reporting. During the year ended December 31, 2013, we acquired two luxury franchise operations which are included in both reported figures and same store reporting for 2014 compared to 2013, but are excluded from same store reporting for 2013 compared to 2012. There were no franchise acquisitions during the year ended December 31, 2012.

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

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. For the year ended December 31, 2014, 86.8% of our new vehicle revenue was generated by mid-line import and luxury dealerships, compared to 84.5% and 85.0% for the years ended December 31, 2013 and 2012, respectively.

The automobile retail industry uses the SAAR to measure the amount of new vehicle unit sales activity (both retail and fleet sales) within the United States market. The SAAR reflects a blended average of all brands marketed or sold in the United States market, and includes brands we do not sell and markets in which we do not operate. The SAAR amounts below represent actual new vehicle units sold in the United States for each respective year.

	Year Ended December 31,			Year Ended December 31,
(in millions of vehicles)	2014	2013	% Change	2013	2012	% Change
SAAR	16.4	15.5	5.8%	15.5	14.4	7.6%

Source: Bloomberg Financial Markets, via Stephens Inc.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

According to public sources, average industry volume expectations for the year ending December 31, 2015 are approximately 16.75 million vehicles, which would be an increase of approximately 2.1% from the industry volume for the year ended December 31, 2014. Following is information related to our new vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$5,124,029	$4,989,185	$134,844	2.7%
Gross profit	$288,626	$289,603	$(977)	(0.3%)
Unit sales	138,417	138,274	143	0.1%
Revenue per unit	$37,019	$36,082	$937	2.6%
Gross profit per unit	$2,085	$2,094	$(9)	(0.4%)
Gross profit as a % of revenue	5.6%	5.8%	(20)	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$4,989,185	$4,715,924	$273,261	5.8%
Gross profit	$289,603	$278,349	$11,254	4.0%
Unit sales	138,274	134,564	3,710	2.8%
Revenue per unit	$36,082	$35,046	$1,036	3.0%
Gross profit per unit	$2,094	$2,069	$25	1.2%
Gross profit as a % of revenue	5.8%	5.9%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$4,953,201	$4,818,937	$134,264	2.8%
Gross profit	$278,938	$280,225	$(1,287)	(0.5%)
Unit sales	134,059	133,578	481	0.4%
Revenue per unit	$36,948	$36,076	$872	2.4%
Gross profit per unit	$2,081	$2,098	$(17)	(0.8%)
Gross profit as a % of revenue	5.6%	5.8%	(20)	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$4,788,373	$4,563,012	$225,361	4.9%
Gross profit	$277,900	$271,210	$6,690	2.5%
Unit sales	133,023	130,317	2,706	2.1%
Revenue per unit	$35,997	$35,015	$982	2.8%
Gross profit per unit	$2,089	$2,081	$8	0.4%
Gross profit as a % of revenue	5.8%	5.9%	(10)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Implementation of our True Price® strategy was rolled out throughout the year ended December 31, 2013. True Price® provides consumers with market-based pricing to create transparency and limit negotiation. This strategy requires different processes to be followed in order to price our vehicles effectively to increase our retail vehicle unit volume and total gross profit. We believe that the initial transition to this new strategy contributed to lower retail vehicle unit sales volume and gross profit per unit (as compared to the industry results) as we continue to test our new car pricing model.

In the fourth quarter of 2013, we also announced our customer experience initiative known as “One Sonic-One Experience,” discussed under the heading “Business Strategy - Customer Experience Initiative” under “Item 1: Business.”  As we move toward our national One Sonic-One Experience launch we believe we will become more aggressive in pricing as well as gain market share as customers benefit from the entire complement of our new shopping experience.

2014 Compared to 2013

The increase in new vehicle revenue for the year ended December 31, 2014 was driven by a 0.4% increase in our new unit sales volume and a 2.4% increase in our new vehicle price per unit as compared to the prior year. Our increase in new unit sales lagged the industry new unit sales volume increase of 5.8% compared to the prior year, due primarily to differences in brand mix between our dealership portfolio and the industry, particularly impacted by brands which we do not sell. Excluding fleet volume, our retail new vehicle volume growth increased 3.1% during the year ended December 31, 2014. The incremental unit sales volume contributed to additional F&I gross profit for the year ended December 31, 2014, discussed under the heading “Finance, Insurance and Other, Net (“F&I”)” below.

Our new retail unit volume increase for the year ended December 31, 2014 was led by our luxury brands, which experienced a new retail volume increase of 6.5%. Luxury brand retail vehicle revenue increased 8.1% and associated new retail gross profit increased 4.3% during the year ended December 31, 2014, primarily due to increases in new retail unit volume at our BMW and Audi dealerships. Combined, our BMW and Audi dealerships contributed $5.6 million of additional new vehicle gross profit for the year ended December 31, 2014. Gross profit per luxury unit decreased 2.0% during the year ended December 31, 2014, primarily due to decreases in gross profit per unit at our BMW and Mercedes dealerships.

Our mid-line import dealerships experienced a 0.7% increase in new retail vehicle revenue during the year ended December 31, 2014 and a 1.6% increase in new retail unit volume. The mid-line import retail vehicle revenue increase was driven primarily by new vehicle model mix and price levels at our Honda and Toyota/Scion dealerships, which experienced a 2.3% and 4.4% increase, respectively, in new retail vehicle revenue in the year ended December 31, 2014. Mid-line import new retail gross profit decreased 8.4% during the year ended December 31, 2014 at our mid-line import dealerships, primarily due to decreases in gross profit per retail unit at our Honda and Toyota/Scion dealerships.

Excluding fleet sales, our domestic dealerships experienced a 1.5% increase in new retail vehicle revenue during the year ended December 31, 2014 overcoming a 2.1% decline in new unit volume.  New retail vehicle revenue and gross profit at our General Motors (“GM”) dealerships (excluding Cadillac) increased 7.7% and 8.2% during the year ended December 31, 2014, respectively.  New retail vehicle revenue and gross profit at our Ford dealerships decreased 3.2% and 12.3%, respectively, during the year ended December 31, 2014.  Domestic new retail gross profit per unit decreased 1.3% in the year ended December 31, 2014 due to a 9.2% decrease in gross profit per unit at our Ford dealerships, partially offset by an 8.4% increase at our GM dealerships. Including fleet sales, our domestic dealerships experienced a 12.5% decrease in new vehicle revenue in the year ended December 31, 2014 due primarily to an 18.3% decrease in unit sales volume. The decreases in fleet revenue and unit sales are due to a reduced focus on fleet sales as a result of our operational decision to move away from the low margin fleet business.

2013 Compared to 2012

Our new unit volume increase for the year ended December 31, 2013 was led by our Ford and BMW dealerships, which experienced new retail volume increases of 14.8% and 10.0%, respectively. Gross profit per new retail unit increased 0.5% during the year ended December 31, 2013, primarily due to increases in gross profit per new retail unit at many of our luxury stores, partially offset by declines in gross profit per new retail unit at a number of our mid-line import and domestic stores. Combined, our Mercedes and Land Rover dealerships contributed $8.4 million of additional new retail vehicle gross profit for the year ended December 31, 2013, accounting for the majority of the year-over-year increase.

Total new retail vehicle gross profit dollars increased 2.7% during the year ended December 31, 2013. This increase is due primarily to a shift in brand mix towards our luxury dealerships, which experienced a 6.1% increase in new retail unit sales during the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

year ended December 31, 2013. Our luxury dealerships (which include Cadillac) typically experience higher gross profit margins than our mid-line import or domestic dealerships.

Our luxury dealerships (which include Cadillac) experienced a 7.4% increase in new retail vehicle revenue in the year ended December 31, 2013, compared to the prior year, primarily due to a 6.1% increase in new retail unit sales volume. New retail vehicle gross profit increased 7.8% compared to the prior year, primarily due to increases at our Mercedes, Land Rover, Audi, and Porsche dealerships. Luxury store gross profit per new retail unit increased 1.6% overall during the year ended December 31, 2013, driven primarily by increases in gross profit per new retail unit at our Mercedes and Land Rover dealerships.

Our mid-line import dealerships’ new retail vehicle revenue during the year ended December 31, 2013 was flat and new retail gross profit decreased 10.2% during the year ended December 31, 2013. This decline was due in part to higher gross profit per unit in the year ended December 31, 2012 due to reduced inventory availability in Japanese brands.

Excluding fleet sales, our domestic dealerships experienced a 9.8% increase in new retail vehicle revenue, a 4.1% increase in new retail vehicle gross profit and a 6.1% increase in new retail unit sales volume during the year ended December 31, 2013, compared to the prior year. New retail unit sales volume at our Ford dealerships increased 14.8%, driving a 17.8% increase in new retail vehicle revenue and a 14.4% increase in new retail vehicle gross profit. Our General Motors (“GM”) dealerships (excluding Cadillac) experienced a 0.7% increase in new retail vehicle revenue in spite of a 3.5% decrease in new retail unit sales volume as a result of increased pricing that drove a 4.4% increase in revenue per unit. These GM dealerships experienced a 6.7% decrease in new retail vehicle gross profit, due to a 3.3% decrease in gross profit per new retail unit and a decrease in new vehicle unit sales volume. Including fleet sales, our domestic dealerships experienced a 9.3% increase in new vehicle revenue in the year ended December 31, 2013 due primarily to a 6.4% increase in unit sales volume. Total fleet revenue and unit sales volume decreased 0.2% and 0.3%, respectively, and fleet gross profit per unit decreased 10.6% compared to the prior year.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. Following is information related to our used vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$2,310,247	$2,176,034	$134,213	6.2%
Gross profit	$157,246	$150,400	$6,846	4.6%
Unit sales	110,113	107,054	3,059	2.9%
Revenue per unit	$20,981	$20,327	$654	3.2%
Gross profit per unit	$1,428	$1,405	$23	1.6%
Gross profit as a % of revenue	6.8%	6.9%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$2,176,034	$2,053,477	$122,557	6.0%
Gross profit	$150,400	$143,454	$6,946	4.8%
Unit sales	107,054	102,556	4,498	4.4%
Revenue per unit	$20,327	$20,023	$304	1.5%
Gross profit per unit	$1,405	$1,399	$6	0.4%
Gross profit as a % of revenue	6.9%	7.0%	(10)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$2,200,362	$2,085,069	$115,293	5.5%
Gross profit	$150,990	$144,253	$6,737	4.7%
Unit sales	105,057	102,597	2,460	2.4%
Revenue per unit	$20,944	$20,323	$621	3.1%
Gross profit per unit	$1,437	$1,406	$31	2.2%
Gross profit as a % of revenue	6.9%	6.9%	0	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$2,067,991	$1,968,825	$99,166	5.0%
Gross profit	$143,038	$137,718	$5,320	3.9%
Unit sales	102,006	98,080	3,926	4.0%
Revenue per unit	$20,273	$20,074	$199	1.0%
Gross profit per unit	$1,402	$1,404	$(2)	(0.1%)
Gross profit as a % of revenue	6.9%	7.0%	(10)	bps

For the years ended December 31, 2014 and 2013, our used vehicle revenue, gross profit and unit volume increased compared to the respective prior years, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition, resulting in higher unit sales volume, overall revenue and overall gross profit levels. We believe we will have the opportunity to increase our used vehicle unit volume, revenue and gross profit as our One Sonic-One Experience initiative matures.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$166,158	$175,328	$(9,170)	(5.2%)
Gross profit (loss)	$(3,616)	$(7,931)	$4,315	54.4%
Unit sales	29,946	29,961	(15)	(0.1%)
Revenue per unit	$5,549	$5,852	$(303)	(5.2%)
Gross profit (loss) per unit	$(121)	$(265)	$144	54.3%
Gross profit (loss) as a % of revenue	(2.2%)	(4.5%)	230	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change

	(In thousands, except units and per unit data)
Reported:
Revenue	$175,328	$183,326	$(7,998)	(4.4%)
Gross profit (loss)	$(7,931)	$(5,975)	$(1,956)	(32.7%)
Unit sales	29,961	31,188	(1,227)	(3.9%)
Revenue per unit	$5,852	$5,878	$(26)	(0.4%)
Gross profit (loss) per unit	$(265)	$(192)	$(73)	(38.0%)
Gross profit (loss) as a % of revenue	(4.5%)	(3.3%)	(120)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$159,263	$170,489	$(11,226)	(6.6%)
Gross profit (loss)	$(3,175)	$(7,305)	$4,130	56.5%
Unit sales	28,885	29,092	(207)	(0.7%)
Revenue per unit	$5,514	$5,860	$(346)	(5.9%)
Gross profit (loss) per unit	$(110)	$(251)	$141	56.2%
Gross profit (loss) as a % of revenue	(2.0%)	(4.3%)	230	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$168,921	$178,327	$(9,406)	(5.3%)
Gross profit (loss)	$(7,192)	$(5,430)	$(1,762)	(32.4%)
Unit sales	28,931	30,318	(1,387)	(4.6%)
Revenue per unit	$5,839	$5,882	$(43)	(0.7%)
Gross profit (loss) per unit	$(249)	$(179)	$(70)	(39.1%)
Gross profit (loss) as a % of revenue	(4.3%)	(3.0%)	(130)	bps

For the year ended December 31, 2014, wholesale revenue, unit sales volume, and revenue per unit decreased, compared to respective prior periods, while gross loss and gross loss per unit improved. For the year ended December 31, 2013, wholesale revenue, unit sales volume, and revenue per unit decreased, compared to respective prior periods, while gross loss and gross loss per unit increased. Higher gross loss per unit was driven primarily by changes in auction prices and vehicle model mix. The level of wholesale gross is associated with new and used retail vehicle unit volumes. These higher retail volumes generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale gross loss at this level is acceptable to us as a necessary result of higher new and used retail volume, which drives additional gross profit in excess of these wholesale losses. See previous heading, “Used Vehicles,” for further discussion.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Following is information related to our Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$565,144	$546,695	$18,449	3.4%
Warranty	194,468	188,061	6,407	3.4%
Wholesale parts	188,687	169,338	19,349	11.4%
Internal, sublet and other	348,271	326,084	22,187	6.8%
Total	$1,296,570	$1,230,178	$66,392	5.4%
Gross profit
Customer pay	$309,885	$300,800	$9,085	3.0%
Warranty	106,298	101,351	4,947	4.9%
Wholesale parts	32,633	31,242	1,391	4.5%
Internal, sublet and other	174,733	163,699	11,034	6.7%
Total	$623,549	$597,092	$26,457	4.4%
Gross profit as a % of revenue
Customer pay	54.8%	55.0%	(20)	bps
Warranty	54.7%	53.9%	80	bps
Wholesale parts	17.3%	18.4%	(110)	bps
Internal, sublet and other	50.2%	50.2%	0	bps
Total	48.1%	48.5%	(40)	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$546,695	$525,674	$21,021	4.0%
Warranty	188,061	167,964	20,097	12.0%
Wholesale parts	169,338	153,827	15,511	10.1%
Internal, sublet and other	326,084	314,854	11,230	3.6%
Total	$1,230,178	$1,162,319	$67,859	5.8%
Gross profit
Customer pay	$300,800	$289,427	$11,373	3.9%
Warranty	101,351	88,287	13,064	14.8%
Wholesale parts	31,242	29,494	1,748	5.9%
Internal, sublet and other	163,699	161,695	2,004	1.2%
Total	$597,092	$568,903	$28,189	5.0%
Gross profit as a % of revenue
Customer pay	55.0%	55.1%	(10)	bps
Warranty	53.9%	52.6%	130	bps
Wholesale parts	18.4%	19.2%	(80)	bps
Internal, sublet and other	50.2%	51.4%	(120)	bps
Total	48.5%	48.9%	(40)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
Same Store:	(In thousands)
Revenue
Customer pay	$538,930	$527,034	$11,896	2.3%
Warranty	185,526	180,125	5,401	3.0%
Wholesale parts	181,058	163,979	17,079	10.4%
Internal, sublet and other	334,166	314,529	19,637	6.2%
Total	$1,239,680	$1,185,667	$54,013	4.6%
Gross profit
Customer pay	$296,160	$290,238	$5,922	2.0%
Warranty	101,689	97,581	4,108	4.2%
Wholesale parts	30,804	30,143	661	2.2%
Internal, sublet and other	166,909	157,123	9,786	6.2%
Total	$595,562	$575,085	$20,477	3.6%
Gross profit as a % of revenue
Customer pay	55.0%	55.1%	(10)	bps
Warranty	54.8%	54.2%	60	bps
Wholesale parts	17.0%	18.4%	(140)	bps
Internal, sublet and other	49.9%	50.0%	(10)	bps
Total	48.0%	48.5%	(50)	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
Same Store:	(In thousands)
Revenue
Customer pay	$520,731	$505,477	$15,254	3.0%
Warranty	178,231	160,845	17,386	10.8%
Wholesale parts	162,368	148,858	13,509	9.1%
Internal, sublet and other	312,280	302,754	9,526	3.1%
Total	$1,173,610	$1,117,934	$55,677	5.0%
Gross profit
Customer pay	$286,970	$278,956	$8,014	2.9%
Warranty	96,625	84,620	12,005	14.2%
Wholesale parts	29,736	28,437	1,299	4.6%
Internal, sublet and other	155,965	154,715	1,250	0.8%
Total	$569,296	$546,728	$22,568	4.1%
Gross profit as a % of revenue
Customer pay	55.1%	55.2%	(10)	bps
Warranty	54.2%	52.6%	160	bps
Wholesale parts	18.3%	19.1%	(80)	bps
Internal, sublet and other	49.9%	51.1%	(120)	bps
Total	48.5%	48.9%	(40)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

2014 Compared to 2013

Overall Fixed Operations customer pay revenue increased 2.3% in the year ended December 31, 2014, compared to the prior year. Warranty revenue increased 3.0% during the year ended December 31, 2014, as compared to the prior year, led by increases in warranty activity at our Audi, Toyota and GM dealerships. Used vehicle reconditioning revenue increased 3.8% and wholesale parts revenue increased 10.4%, contributing to the year-over-year improvement. Fixed Operations customer pay revenue decreased 3.5% at our domestic dealerships, increased 4.8% at our luxury dealerships and was flat at our mid-line import dealerships, compared to the prior year.

For the year ended December 31, 2014, an increase in Fixed Operations revenue contributed approximately $26.2 million in additional gross profit, partially offset by a $5.7 million decrease in gross profit due to a 50 basis point decline in the gross margin rate. The gross margin rate declined primarily due to a shift in revenue mix away from higher margin customer pay to lower margin wholesale parts compared to the prior year.

2013 Compared to 2012

Overall Fixed Operations customer pay revenue increased 3.0% in the year ended December 31, 2013, compared to the prior year. Warranty revenue increased 10.8% during the year ended December 31, 2013, as compared to the prior year, led by increases in warranty activity at our BMW, Lexus, Honda and Toyota dealerships. Used vehicle reconditioning revenue increased 2.8% and wholesale parts revenue increased 9.1%, contributing to the year-over-year improvement. Fixed Operations customer pay revenue at our domestic dealerships decreased 1.4% and increased 2.6% and 4.1% at our mid-line import and luxury dealerships, respectively, compared to the prior year.

For the year ended December 31, 2013, an increase in Fixed Operations revenue contributed approximately $27.2 million in additional gross profit, partially offset by a $4.6 million decrease in gross profit due to a 40 basis point decline in the gross margin rate. The gross margin rate declined primarily due to a shift in revenue mix away from higher margin customer pay to lower margin wholesale parts compared to the prior year.

Finance, Insurance and Other, Net (“F&I”)

Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of extended warranties, manufacturer and third-party extended service contracts for vehicles and other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts.

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

F&I revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage. Our extended service contract penetration rates increased 120 basis points, to 32.6%, and our finance penetration rates increased 70 basis points, to  71.8%, for the year ended December 31, 2014 compared to the prior year. Our aftermarket product penetration rate increased 1,110 basis points, to 135.3%, for the year ended December 31, 2014 compared to the prior year, meaning we sold more than one

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

aftermarket product per vehicle, on average, in the years ended December 31, 2014 and 2013. Our finance penetration rates decreased 70 basis points, to 71.1%, and our extended service contract penetration rates increased 260 basis points, to 31.4%, for the year ended December 31, 2013 compared to the prior year. Further, the aftermarket product penetration rate increased 390 basis points, to 124.2%, for the year ended December 31, 2013 compared to the prior year. Penetration rates were positively impacted by a strengthening economy and increasing consumer confidence, combined with continued positive results from the effective roll-out of our F&I playbook. Following is information related to F&I:

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$300,095	$272,443	$27,652	10.1%
Gross profit per retail unit (excludes fleet)	$1,220	$1,138	$82	7.2%

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$272,443	$250,422	$22,021	8.8%
Gross profit per retail unit (excludes fleet)	$1,138	$1,083	$55	5.1%

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$289,833	$263,038	$26,795	10.2%
Gross profit per retail unit (excludes fleet)	$1,225	$1,142	$83	7.3%

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$261,434	$241,579	$19,855	8.2%
Gross profit per retail unit (excludes fleet)	$1,141	$1,086	$55	5.1%

2014 Compared to 2013

F&I revenues increased during the year ended December 31, 2014 compared to the prior year, primarily due to an increase in total F&I revenue per unit of 7.2% and a 2.8% increase in total new and used retail (excluding fleet) unit volume in the year ended December 31, 2014. Finance contract gross profit improved 5.5% for the year ended December 31, 2014, due primarily to the 2.8% increase in retail unit volume and a 1.6% increase in gross profit per finance contract. Finance contract gross profit may be under pressure if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Compared to the year ended December 31, 2013, service contract revenue increased 11.3%, driven by a service contract volume increase of 6.9%, and aftermarket contract revenue increased 14.7%, driven by an aftermarket contract volume increase of 11.9% in the year ended December 31, 2014.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

2013 Compared to 2012

F&I revenues increased during the year ended December 31, 2013 compared to the prior year, primarily due to an increase in total F&I revenue per unit of 5.1% and a 3.0% increase in total new and used retail (excluding fleet) unit volume in the year ended December 31, 2013.  Finance contract gross profit improved 9.3% for the year ended December 31, 2013, due to the 3.0% increase in unit volume and a 7.1% increase in the finance contract gross profit per contract. Compared to the year ended December 31, 2012, service contract revenue increased 11.0%, driven by a total service contract volume increase of 12.4%, and aftermarket contract revenue increased 4.7%, driven by an aftermarket contract volume increase of 6.3%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Segment Results

In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
Revenues:	(In thousands, except units and per unit data)
Franchised Dealerships	$9,191,661	$8,843,168	$348,493	3.9%
EchoPark	5,438	-	5,438	100.0%
Total consolidated revenues	$9,197,099	$8,843,168	$353,931	4.0%
Segment income (loss) (1):
Franchised Dealerships	$230,733	$218,139	$12,594	5.8%
EchoPark	(15,913)	(5,490)	(10,423)	(189.9%)
Total segment income	214,820	212,649	2,171	1.0%
Interest expense, other, net	(53,190)	(55,485)	2,295	4.1%
Other income (expense), net	97	(28,143)	28,240	100.3%
Income (loss) from continuing operations before taxes	$161,727	$129,021	$32,706	25.3%
(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense

Retail unit sales volume:
Franchised Dealerships	245,833	239,417	6,416	2.7%
EchoPark	212	-	212	100.0%
Total units retailed	246,045	239,417	6,628	2.8%

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
Revenues:	(In thousands, except units and per unit data)
Franchised Dealerships	$8,843,168	$8,365,468	$477,700	5.7%
EchoPark	-	-	-	0.0%
Total consolidated revenues	$8,843,168	$8,365,468	$477,700	5.7%
Segment income (loss) (1):
Franchised Dealerships	$218,139	$221,721	$(3,582)	(1.6%)
EchoPark	(5,490)	(773)	(4,717)	(610.2%)
Total segment income	212,649	220,948	(8,299)	(3.8%)
Interest expense, other, net	(55,485)	(60,090)	4,605	7.7%
Other income (expense), net	(28,143)	(19,625)	(8,518)	(43.4%)
Income (loss) from continuing operations before taxes	$129,021	$141,233	$(12,212)	(8.6%)
(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense

Retail unit sales volume:
Franchised Dealerships	239,417	231,192	8,225	3.6%
EchoPark	-	-	-	0.0%
Total units retailed	239,417	231,192	8,225	3.6%

Franchised Dealerships

See the previous headers “New Vehicles,” “Used Vehicles,” “Wholesale Vehicles,” “Parts, Service and Collision Repair” and “Finance, Insurance and Other, Net” for further discussion of the operating results of our Franchised Dealerships segment. The previous analyses include operating results for our EchoPark® segment; however, the results for EchoPark® are not material to the combined operating results unless otherwise noted.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

EchoPark®

In the fourth quarter of 2014, we opened the first two stand-alone pre-owned specialty retail locations branded as EchoPark®. Our EchoPark® business operates independently from the previously existing new and used sales operations and introduces customers to an exciting shopping and buying experience. From the opening dates through December 31, 2014, our EchoPark® business generated $5.4 million of revenue and incurred a $15.9 million operating loss through the sale of 212 pre-owned vehicles. We anticipate opening up to four additional stores in the Denver, Colorado market in 2015.

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

Following is information related to our SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
SG&A expenses	(In thousands)
Compensation	$638,875	$601,495	$(37,380)	(6.2%)
Advertising	57,437	56,609	(828)	(1.5%)
Rent	73,707	73,976	269	0.4%
Other	297,414	271,045	(26,369)	(9.7%)
Total	$1,067,433	$1,003,125	$(64,308)	(6.4%)
SG&A expenses as a % of gross profit
Compensation	46.8%	46.2%	(60)	bps
Advertising	4.2%	4.3%	10	bps
Rent	5.4%	5.7%	30	bps
Other	21.7%	20.9%	(80)	bps
Total	78.1%	77.1%	(100)	bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
SG&A expenses	(In thousands)
Compensation	$601,495	$566,886	$(34,609)	(6.1%)
Advertising	56,609	50,349	(6,260)	(12.4%)
Rent	73,976	76,484	2,508	3.3%
Other	271,045	255,307	(15,738)	(6.2%)
Total	$1,003,125	$949,026	$(54,099)	(5.7%)
SG&A expenses as a % of gross profit
Compensation	46.2%	45.9%	(30)	bps
Advertising	4.3%	4.1%	(20)	bps
Rent	5.7%	6.2%	50	bps
Other	20.9%	20.6%	(30)	bps
Total	77.1%	76.8%	(30)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

2014 Compared to 2013

Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit for the year ended December 31, 2014, due primarily to costs related to our EchoPark®, One Sonic-One Experience and other strategic initiatives, among other cost drivers as discussed below.

Compensation costs as a percentage of gross profit increased 60 basis points for the year ended December 31, 2014, primarily due to increased headcount related to demand from higher Fixed Operations activity levels and EchoPark® staffing.

Compared to the year ended December 31, 2013, total advertising expense in the year ended December 31, 2014 decreased as a percentage of gross profit due to higher levels of gross profit and a focus on specific targeted advertising spend, in spite of increased advertising programs for EchoPark® and One Sonic-One Experience.

For the year ended December 31, 2014, rent expense decreased in dollar amount and as a percentage of gross profit compared to the prior year, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the year ended December 31, 2014, compared to the prior year, primarily due to increases in outside contractors and IT expenses related to EchoPark® and One Sonic-One Experience and higher customer related costs as a result of the higher level of sales activity. Included in other SG&A expenses for the year ended December 31, 2014, is approximately $4.0 million of storm-related physical damage and $1.1 million of legal settlement and environmental expenses, offset by a net gain on sale of dealerships of approximately $10.7 million.

Included in total SG&A expenses are certain costs related to EchoPark®, the implementation of One Sonic-One Experience and the centralization of certain accounting and business office functions. The combined effect on these strategic initiatives on total SG&A as a percentage of gross profit was an increase of 100 basis points for the year ended December 31, 2014 compared to the prior year. Excluding the combined effect of these initiatives, total SG&A as a percentage of gross profit would have remained relatively flat for the year ended December 31, 2014, compared to the prior year.

2013 Compared to 2012

Overall SG&A expenses increased during the year ended December 31, 2013 in both dollar amount and as a percentage of gross profit compared to the prior year, driven primarily by costs related to strategic initiatives and other costs as described below.

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

Other SG&A expenses increased in the year ended December 31, 2013, compared to the prior year, primarily due to customer related costs as a result of the higher level of sales activity, IT spending and increased services by outside contractors related to our strategic initiatives.

Included in total SG&A expenses are certain costs related to EchoPark® and One Sonic-One Experience, which combined to increase SG&A expenses by 110 basis points as a percentage of gross profit for the year ended December 31, 2013. In addition, SG&A expenses include certain costs related to the remediation of internal control deficiencies identified as of December 31, 2012, which increased SG&A expenses by 40 basis points as a percentage of gross profit for the year ended December 31, 2013. Excluding the combined effect of these initiatives, SG&A as a percentage of gross profit would have decreased by 120 basis points for the year ended December 31, 2013, compared to the prior year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Impairment Charges

Impairment charges decreased $3.3 million for the year ended December 31, 2014 compared to the prior year.  Impairment charges increased $9.4 million for the year ended December 31, 2013 compared to the prior year.  Impairment charges for the year ended December 31, 2014 include $2.2 million of franchise asset impairment charges, in addition to property and equipment charges of approximately $4.4 million due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover recorded property and equipment asset balances.  Impairment charges for the year ended December 31, 2013 include $0.6 million of franchise asset impairment charges, in addition to approximately $9.3 million of property and equipment impairment charges related to land and buildings held for sale, the abandonment of construction projects and our estimate that certain dealerships would not be able to recover recorded property and equipment asset balances.

Depreciation and Amortization

Depreciation expense increased $4.3 million, or 7.9%, in the year ended December 31, 2014, compared to prior year, and $8.7 million, or 19.3%, in the year ended December 31, 2013, compared to the prior year. The increases were primarily related to continuing operations net additions to gross property and equipment (excluding land and construction in progress) of approximately $30.3 million and $118.9 million in the years ended December 31, 2014 and 2013, respectively.

Interest Expense, Floor Plan

2014 Compared to 2013

Interest expense, floor plan for new vehicles incurred by continuing operations decreased approximately $2.5 million, or 12.2%, for the year ended December 31, 2014, compared to the prior year. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $43.7 million in the year ended December 31, 2014, resulting in an increase in new vehicle floor plan interest expense of approximately $0.8 million compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.57% for the year ended December 31, 2014, compared to 1.86% for the year ended December 31, 2013, which resulted in a decrease in interest expense of approximately $3.3 million, offsetting the impact of the higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.7 million, or 36.9%, for the year ended December 31, 2014, compared to the prior year. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $1.7 million in the year ended December 31, 2014 and the average used vehicle floor plan interest rate incurred by continuing dealerships was 1.80% for the year ended December 31, 2014, compared to 2.78% for the year ended December 31, 2013, which resulted in a decrease in interest expense of approximately $0.7 million.

2013 Compared to 2012

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $2.6 million, or 15.0%, for the year ended December 31, 2013, compared to the prior year. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $213.1 million in the year ended December 31, 2013, resulting in an increase in new vehicle floor plan interest expense of approximately $4.3 million compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.86% for the year ended December 31, 2013, compared to 2.02% for the year ended December 31, 2012, which resulted in a decrease in interest expense of approximately $1.7 million, partially offsetting the impact of the higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.1 million, or 4.9%, for the year ended December 31, 2013, compared to the prior year. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $6.6 million in the year ended December 31, 2013, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.2 million compared to the prior year. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.78% for the year ended December 31, 2013, compared to 2.68% for the year ended December 31, 2012, which resulted in an increase in interest expense of approximately $0.1 million, partially offsetting the impact of the lower average floor plan notes payable balances discussed above.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Interest Expense, Other, Net

Interest expense, other, net, is summarized in the schedule below:

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)

Stated/coupon interest	$41,456	$43,464	$2,008	4.6%
Discount/premium amortization	141	197	56	28.4%
Deferred loan cost amortization	2,675	2,642	(33)	(1.2%)
Cash flow swap interest	10,125	10,874	749	6.9%
Capitalized interest	(1,921)	(2,484)	(563)	(22.7%)
Other interest	714	792	78	9.8%
Total	$53,190	$55,485	$2,295	4.1%

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)

Stated/coupon interest	$43,464	$42,081	$(1,383)	(3.3%)
Discount/premium amortization	197	3,229	3,032	93.9%
Deferred loan cost amortization	2,642	2,868	226	7.9%
Cash flow swap interest	10,874	12,697	1,823	14.4%
Interest allocated to discontinued operations	-	(656)	(656)	(100.0%)
Capitalized interest	(2,484)	(1,198)	1,286	107.3%
Other interest	792	1,069	277	25.9%
Total	$55,485	$60,090	$4,605	7.7%

Interest expense, other, net, decreased approximately $2.3 million for the year ended December 31, 2014, compared to the prior year. The decrease was primarily due to a $2.0 million reduction in stated/coupon interest as a result of replacing the 9.0% Notes with 5.0% Notes in the second quarter of 2013.

Interest expense, other, net, decreased approximately $4.6 million for the year ended December 31, 2013, compared to the prior year. The decrease was primarily due to a $3.0 million reduction in discount/premium amortization (as a result of the extinguishment of debt) and the expiration of several interest rate cash flow swaps that were replaced with cash flow swaps at a lower fixed rate, resulting in a $1.8 million decrease in cash flow swap interest.

Other Income (Expense), Net

Other income (expense), net, was income of approximately $0.1 million for the year ended December 31, 2014. Other income (expense), net, was a net expense of $28.1 million and $19.6 million for the years ended December 31, 2013 and 2012, respectively. We recorded a loss on extinguishment of debt of approximately $28.2 million in the year ended December 31, 2013, related to the retirement of the 9.0% Notes. We recorded a loss extinguishment of debt of approximately $19.7 million in the year ended December 31, 2012, related to the extinguishment of the 5.0% Convertible Senior Notes due 2029 (the “5.0% Convertible Notes”). See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

Provision for Income Taxes

The effective tax rate from continuing operations was 39.1%, 34.4% and 35.4% for the years ended December 31, 2014, 2013 and 2012, respectively. The effective tax rate for the year ended December 31, 2014 was higher compared to the prior years, primarily due

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

to a permanent tax difference related to the disposal of dealership franchises in the year ended December 31, 2014 and the favorable resolution of previously outstanding tax matters during the years ended December 31, 2013 and 2012. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

Discontinued Operations

The pre-tax losses from discontinued operations and the sale of dealerships were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Income (loss) from operations	$(2,515)	$(978)	$(9,946)
Gain (loss) on disposal	199	(457)	10,265
Lease exit accrual adjustments and charges	152	(2,582)	(4,293)
Property impairment charges	-	-	(510)
Pre-tax income (loss)	$(2,164)	$(4,017)	$(4,484)

Total revenues	$-	$-	$182,884

The loss from discontinued operations continued to decline, primarily due to the disposition of under-performing dealerships in 2012 which incurred significant operating losses in the year ended December 31, 2012 prior to their disposal. A gain of approximately $10.3 million was recorded on the disposition of these 12 dealership franchises during the year ended December 31, 2012. We do not expect significant activity classified as discontinued operations in the future due to the change in the definition of a discontinued operation. The results of operations for those dealerships and franchises that were classified as discontinued operations as of March 31, 2014 will continue to be reported within discontinued operations in the future. See the discussion of our adoption of ASU 2014-08 in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2014 by approximately $1.0 million. Our estimate of chargebacks (approximately $15.4 million as of December 31, 2014) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a material adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Goodwill and Franchise Assets

In accordance with “Intangibles – Goodwill and Other,” in the ASC, we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. For our annual impairment assessment as of October 1, 2014, we elected to perform a quantitative step-one assessment.

For purposes of goodwill impairment testing, we have two reporting units, our traditional Franchised Dealerships and EchoPark®. All recorded goodwill was acquired through the purchase of franchised dealerships, accordingly, all recorded goodwill balances relate to our Franchised Dealerships reporting unit. We utilized a Discounted Cash Flows (“DCF”) model to estimate our reporting unit’s enterprise value. The significant assumptions in our DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described under the heading “Goodwill,” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements. In projecting our reporting unit’s earnings, we develop many assumptions which include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Our expectation of revenue growth is in part driven by our expectation of the new vehicle SAAR. The estimate of the industry SAAR in future periods is the basis of our assumptions related to new vehicle unit sales volumes in our DCF model because we believe the historic and projected SAAR level is the best indicator of growth or contraction in the retail automotive industry. The level of SAAR assumed in our projection of earnings for 2015 was approximately 16.5 million units, remaining flat for the next few years.

Based on the results of our step-one test as of October 1, 2014, our reporting unit’s fair value exceeds its carrying value. Our DCF model is dependent on the assumptions used and is sensitive to changes in those assumptions. In order to determine the effects of changes in our assumptions on our DCF model, and consequently our goodwill valuation, we ran multiple scenarios adjusting our assumed earnings before interest and taxes (“EBIT”) growth factors and weighted average cost of capital assumptions. In the event the weighted average cost of capital increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2014 would change by approximately $203.2 million. Although we assumed a 2.0% residual EBIT growth factor in our model, in the event residual EBIT is flat, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2014 would change by approximately $279.7 million. In the event residual EBIT is flat and the weighted average cost of capital increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2014 would change by approximately $425.1 million. Based on our DCF model, none of the scenarios tested, if realized, would have resulted in lowering the fair value of the reporting unit below the reporting unit’s carrying value. As such, we were not required to complete step-two of the impairment evaluation according to “Intangibles – Goodwill and Other,” in the ASC. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for further discussion. The carrying value of our goodwill totaled approximately $475.9 million at December 31, 2014.

In accordance with “Intangibles – Goodwill and Other,” in the ASC, we evaluate franchise assets for impairment annually or more frequently if indicators of impairment exist. We estimate the value of our franchise assets using a DCF model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing for the year ended December 31, 2014, a $2.2 million impairment charge was recorded in impairment charges in the accompanying Consolidated Statements of Income. The carrying value of our franchise assets totaled approximately $77.1 million at December 31, 2014, and is included in other intangible assets, net, in the accompanying Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Insurance Reserves

We have various high deductible retention and insurance policies that require us to make estimates in determining the ultimate liability we may incur for claims arising under these policies. We accrue for insurance reserves throughout the year based on current information available. As of December 31, 2014, we estimated the ultimate liability under these programs to be between $22.7 million and $25.1 million, and had approximately $23.9 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves, our operating results, financial position and cash flows. These significant assumptions would include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings and current or projected changes in state laws. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. Our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2014, we had $19.0 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance, December 31, 2013	$27,234
Lease exit expense (1)	302
Payments (2)	(7,018)
Lease buyout (3)	(1,556)
Balance, December 31, 2014	$18,962

(1) Expense of approximately $0.2 million is recorded in interest expense, other, net, expense of approximately $0.3 million is recorded in selling, general and administrative expenses, and income of approximately $0.2 million is recorded in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.
(2) Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately
$0.8 million in continuing operations and $6.2 million in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.
(3) Amount represents write-off of accrual related to an early lease buyout agreement which was completed and paid, relieving Sonic of any future lease obligation.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2014, we had accrued approximately $2.3 million in legal reserves. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Classification of Dealerships in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our Consolidated Statements of Income based on the provisions of “Presentation of Financial Statements” in the ASC. Many of these provisions involve judgment in determining whether a dealership will be reported as continuing or discontinued operations. Such judgments include whether a dealership will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a dealership should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income will be reclassified in order to reflect that classification. At December 31, 2014, there were no dealerships classified as held for sale.  See the discussion of our adoption of ASU 2014-08 in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements.

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

At December 31, 2014, there was approximately $6.9 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) included in accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The effects on our financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying Consolidated Financial Statements.

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

As of December 31, 2014 and 2013, we had a valuation allowance recorded totaling approximately $6.5 million and $6.8 million, respectively, related to certain state net operating loss carryforwards because we concluded it was likely that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, which amended the definition of and the reporting requirements for discontinued operations. The amendments in this ASU require that a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial position in order to qualify as a discontinued operation. The ASU also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for interim and annual filings beginning with the quarter ending March 31, 2015. Early adoption is permitted, and we elected to adopt and apply the guidance beginning with our Quarterly Report on Form 10-Q for the period ended June 30, 2014. The adoption of this ASU impacts the presentation of certain items in our consolidated financial position, results of operations and other disclosures.

In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU provides a five-step analysis to use in determining the timing and method of revenue recognition. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (early adoption is not permitted). We do not expect this ASU to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

We had the following liquidity resources available as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(In thousands)

Cash and cash equivalents	$4,182	$3,016
Availability under our revolving credit facility	165,560	125,959
Availability under our used floor plan facilities	22,642	27,127
Floor plan deposit balance	57,500	65,000
Total available liquidity resources	$249,884	$221,102

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $57.5 million and $65.0 million as of December 31, 2014 and 2013, respectively, is classified in other current assets in the accompanying Consolidated Balance Sheets. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Consolidated Statements of Income. For the years ended December 31, 2014 and 2013, the reduction in interest expense, floor plan, was approximately $2.1 million and $1.0 million, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Long-Term Debt and Credit Facilities

2011 Credit Facilities

Prior to July 23, 2014, we had a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2011 Floor Plan Facilities” and, together with the 2011 Revolving Credit Facility, the “2011 Credit Facilities”), which were scheduled to mature on August 15, 2016. On July 23, 2014, we entered into an amendment to the 2011 Credit Facilities, which, among other things, extended the maturity to August 15, 2019. See the heading “2014 Credit Facilities” below for additional information.

Availability under the 2011 Revolving Credit Facility was calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Floor Plan Facilities were comprised of a new vehicle revolving floor plan facility (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2011 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $605.0 million. Outstanding obligations under the 2011 Floor Plan Facilities were guaranteed by us and certain of our subsidiaries and were secured by a pledge of substantially all of our assets.

2014 Credit Facilities

On July 23, 2014, we entered into an amendment to the 2011 Credit Facilities, which, among other things, extended the maturity to August 15, 2019. The amended and extended syndicated revolving credit agreement (the “2014 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2014 Floor Plan Facilities” and, together with the 2014 Revolving Credit Facility, the “2014 Credit Facilities”), are scheduled to mature on August 15, 2019.

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “2014 Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at our option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2014, the 2014 Revolving Borrowing Base was approximately $194.8 million. We had no outstanding borrowings as of December 31, 2014 and $29.2 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of $165.6 million under the 2014 Revolving Credit Facility. Outstanding obligations under the 2014 Revolving Credit Facility are secured by a pledge of substantially all of our assets and our subsidiaries. The collateral also includes a pledge of the franchise and dealer agreements and stock or equity interests of our dealership subsidiaries, except for those dealership subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of our subsidiaries also guarantee our obligations under the 2014 Revolving Credit Facility.

The 2014 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2014 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2014 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $800.0 million. We may, under certain conditions, request an increase in the 2014 Floor Plan Facilities to a maximum borrowing limit of up to $1.0 billion, which shall be allocated between the 2014 New Vehicle Floor Plan Facility and the 2014 Used Vehicle Floor Plan Facility as we request, with no more than 20% of the aggregate commitments allocated to the commitments under the 2014 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2014 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our assets and our subsidiaries. The amounts outstanding under the 2014 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

We agreed under the 2014 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2014 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2014 Credit Facilities permit cash dividends on our Class A and Class B common stock so long as no event of default (as defined in the 2014 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2014 Credit Facilities.

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

In addition, on or before July 15, 2015, we may redeem up to 35% of the aggregate principal amount of the 7.0% Notes at 107% of the par value of the 7.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. The indenture also provides that holders of the 7.0% Notes may require us to repurchase the 7.0% Notes at 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest, if we undergo a Change of Control (as defined in the indenture).

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. We agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. We also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing our 7.0% Notes limits our ability to pay quarterly cash dividends on Class A and B Common Stock in excess of $0.10 per share. We may only pay quarterly cash dividends on Class A and B Common Stock if we comply with the terms of the indenture governing the 7.0% Notes. We were in compliance with all restrictive covenants as of December 31, 2014.

Balances outstanding under our 7.0% Notes are guaranteed by all of our operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The subsidiaries that are not guarantors are considered to be minor.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

In addition, on or before May 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 5.0% Notes at 105% of the par value of the 5.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. On or before May 15, 2018, we may redeem all or a part of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 100% of the principal amount of the 5.0% Notes redeemed plus an applicable premium (as defined in the Indenture) and any accrued and unpaid interest as of the redemption date. The indenture also provides that holders of the 5.0% Notes may require us to repurchase the 5.0% Notes at 101% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if we undergo a Change of Control, as defined in the indenture.

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. We also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing our 5.0% Notes limits our ability to pay quarterly cash dividends Class A and B Common Stock in excess of $0.10 per share. We may only pay quarterly cash dividends Class A and B Common Stock if we comply with the terms of the indenture governing the 5.0% Notes. We were in compliance with all restrictive covenants as of December 31, 2014.

Balances outstanding under our 5.0% Notes are guaranteed by all of our operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The subsidiaries that are not guarantors are considered to be minor.

Our obligations under the 5.0% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 5.0% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of our covenants under the 5.0% Notes; and (3) certain defaults under other agreements under which we or our subsidiaries have outstanding indebtedness in excess of $50.0 million.

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed with the purchase of certain dealerships during the year ended December 31, 2004 (the “Assumed Notes”). We recorded the Assumed Notes at fair value using an interest rate of 5.35%. Although the Assumed Notes allow for prepayment, the penalties and fees are disproportionately burdensome relative to the Assumed Notes’ principal balance. Therefore, we do not currently intend to prepay the Assumed Notes. The outstanding principal balance on the Assumed Notes was approximately $4.4 million with a remaining unamortized premium balance of approximately $0.1 million as of December 31, 2014.

Mortgage Notes

During the year ended December 31, 2014, we obtained approximately $44.4 million in mortgage financing related to three of our dealership properties. As of December 31, 2014, the weighted average interest rate was 3.74% and the total outstanding principal balance was approximately $265.9 million, related to approximately 30% of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates range between 2015 and 2033.

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

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our new and used

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

floor plan facilities for continuing operations was 1.58%, 1.92%, and 2.08% for the years ended December 31, 2014, 2013 and 2012, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $39.0 million, $37.9 million, and $35.3 million in the years ended December 31, 2014, 2013 and 2012, respectively, and recognized in cost of sales for continuing operations approximately $39.7 million, $37.9 million, and $32.1 million in the years ended December 31, 2014, 2013 and 2012, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Non-compliance with covenants, including a failure to make any payment when due, under our 2014 Credit Facilities, our Silo Floor Plan Facilities, operating lease agreements, mortgage notes, 5.0% Notes and 7.0% Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2014 Credit Facilities. A default under our 2014 Credit Facilities would constitute a default under our Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under our 2014 Credit Facilities and one or more Silo Floor Plan Facilities, or certain other debt obligations would not result in a default under our 5.0% Notes or 7.0% Notes unless our repayment obligations under the 2014 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2014 Credit Facilities include the following financial covenants:

Covenant
		Minimum	Maximum
	Minimum	Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Lease
	Liquidity	Coverage	Adjusted Leverage
	Ratio	Ratio	Ratio

Required ratio	1.05	1.20	5.50
December 31, 2014 actual	1.20	1.61	4.12

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as such term is defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2014, the ratio was 3.56 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2014. We expect to be in compliance with all of our long-term debt agreements for the foreseeable future.

Acquisitions and Dispositions

During the year ended December 31, 2014, we acquired four dealership franchise operations and underlying assets, including real estate, for an aggregate purchase price, net of cash acquired, of $50.9 million. These acquisitions were funded using cash from operations, issuance of mortgage notes payable and borrowings under our floor plan facilities. During the year ended December 31, 2014, we disposed of nine dealership franchises.  These disposals generated cash of approximately $74.8 million.

Under the 2014 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is above specific amounts without the written consent of the Required Lenders (as that term is defined in the 2014 Credit Facilities).

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

Capital expenditures for the year ended December 31, 2014 were approximately $146.4 million. Of this amount, approximately $79.7 million was related to facility construction projects, $19.8 million was related to real estate acquisitions and $46.9 million was for other fixed assets utilized in our dealership operations. Of the capital expenditures in the year ended December 31, 2014, approximately $44.4 million was funded through mortgage financing and approximately $119.5 million was funded through cash from operations and use of our credit facilities. We expect to receive approximately $72.6 million of additional mortgage funding in the year ending December 31, 2015 related to capital expenditures that occurred prior to December 31, 2014. As of December 31, 2014, commitments for facilities construction projects totaled approximately $32.9 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the year ended December 31, 2014, we repurchased approximately 2.3 million shares of our Class A common stock for approximately $53.0 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. As of December 31, 2014, our total remaining repurchase authorization was approximately $79.5 million. Under our 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2014 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B common stock totaling $0.025 per share during the year ended December 31, 2014. Subsequent to December 31, 2014, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for shareholders of record on March 13, 2015 to be paid on April 15, 2015. Under our 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $160.7 million and $126.4 million for the years ended December 31, 2014 and 2013, respectively, and net cash used in operating activities was approximately $67.4 million for the year ended December 31, 2012. The net cash provided by operations for the year ended December 31, 2014 consisted primarily of net income (less non-cash items) and an increase in notes payable - floor plan - trade, offset partially by an increase in inventory. The net cash provided by operations for the year ended December 31, 2013 consisted primarily of net income (less non-cash items) and an increase in notes payable - floor plan - trade, offset partially by an increase in inventory. The net cash used in operations for the year ended December 31, 2012 consisted primarily of an increase in inventory, offset partially by net income (less non-cash items) and an increase in notes payable - floor plan - trade.

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

Net cash provided by combined trade and non-trade floor plan financing was approximately $11.0 million, $72.5 million and $310.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $141.1 million, $173.1 million and $57.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash Flows from Investing Activities - Cash used in investing activities during the years ended December 31, 2014, 2013 and 2012 was $108.0 million, $244.5 million, and $21.7 million, respectively. The use of cash during the year ended December 31, 2014 was primarily comprised of the acquisition of four dealership franchise operations and purchases of land, property and equipment, offset partially by proceeds from sales of dealerships. The use of cash during the year ended December 31, 2013 was primarily comprised of the acquisition of two dealership franchise operations and purchases of land, property and equipment, including the purchase of dealership facilities that were previously leased. During the year ended December 31, 2012, the majority of the investing activities cash outflow was related to capital expenditures, offset partially by proceeds received from dealership dispositions.

The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships. During the years ended December 31, 2014, 2013 and 2012, we used net proceeds from mortgage financing in the amount of approximately $44.4 million, $53.7 million and $25.7 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.

Cash Flows from Financing Activities - Net cash used in financing activities was approximately $51.5 million for the year ended December 31, 2014.  Net cash provided by financing activities was approximately $117.7 million and $90.5 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2014, cash used in financing activities was comprised primarily of net repayments on notes payable - floor plan - non-trade, scheduled principal payments on term notes and repurchases of treasury stock, offset partially by proceeds from mortgage notes.

During the year ended December 31, 2013, cash flow provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade and proceeds from the issuance of the 5.0% Notes and mortgage notes, offset partially by the extinguishment of the 9.0% Notes, scheduled principal payments on mortgage and term notes and repurchases of treasury stock

During the year ended December 31, 2012, cash flow provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade and proceeds from the issuance of the 7.0% Notes, offset partially by the extinguishment of the 5.0% Convertible Notes, scheduled principal payments on mortgage and term notes and repurchases of treasury stock.

Cash Flows from Discontinued Operations – The accompanying Consolidated Statements of Cash Flows include both continuing and discontinued operations. Net cash flows from operating activities associated with discontinued operations for the year ended December 31, 2014 were not material to total cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(In thousands)

Floor Plan Facilities	$1,262,736	$-	$-	$-	$-	$-	$1,262,736
Long-Term Debt (1)	30,654	48,190	34,520	46,898	10,771	604,140	775,173
Letters of Credit	29,245	-	-	-	-	-	29,245
Estimated Interest Payments
on Floor Plan Facilities (2)	3,376	-	-	-	-	-	3,376
Estimated Interest Payments
on Long-Term Debt (3)	46,356	39,017	37,395	34,743	33,567	104,638	295,716
Operating Leases (Net
of Sublease Rentals)	99,939	91,042	76,620	64,124	51,267	124,232	507,224
Construction Contracts	32,926	-	-	-	-	-	32,926
Other Purchase Obligations (4)	31,400	5,700	5,000	-	-	-	42,100
FIN 48 Liability (5)	500	-	-	-	-	6,396	6,896
Total	$1,537,132	$183,949	$153,535	$145,765	$95,605	$839,406	$2,955,392

(1) Long-term debt amounts consist only of principal obligations.
(2) Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2014 floor plan facilities balance, the weighted average interest rate for the fourth quarter ended December 31, 2014 of 1.60% and the assumption that floor plan balances at December 31, 2014 facilities would be relieved within 60 days in connection with the sale of the associated.
vehicle inventory.
(3) Estimated interest payments include payments related to interest rate swaps.
(4) Other Purchase Obligations include contracts for real estate purchases, office supplies, utilities and various other items.
or services.
(5) Amount represents recorded liability, including interest and penalties, related to "Accounting for Uncertain Income Tax
Positions" in the ASC. See Notes 1 and 7 to the accompanying Consolidated Financial Statements.

    We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2014 Credit Facilities, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. As of December 31, 2014, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $80.7 million. Future sublease payments expected to be received related to these lease payments were approximately $55.6 million at December 31, 2014.

In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $16.8 million at December 31, 2014. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2014. We also guarantee the floor plan commitments of our 50% owned joint venture, the amount of which was approximately $2.8 million at December 31, 2014. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sub-lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying Consolidated Financial Statements for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1.1 billion at December 31, 2014 and approximately $905.0 million at December 31, 2013. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $9.1 million in the year ended December 31, 2014 and approximately $8.0 million in the year ended December 31, 2013. Of the total change in interest expense, approximately $8.4 million and $7.6 million in the years ended December 31, 2014 and 2013, respectively, would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2014 and 2013, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the year ended December 31, 2014 due to the leases containing LIBOR floors which were above the LIBOR rate during the year ended December 31, 2014.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at December 31, 2014 was a net liability of approximately $11.1 million, with $8.2 million included in other accrued liabilities and $3.5 million recorded to other long-term liabilities, offset partially by an asset of approximately $0.6 million included in other assets in the accompanying Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2013 was a liability of approximately $16.3 million, with $11.6 million included in other accrued liabilities and $8.4 million included in other long-term liabilities, offset partially by an asset of approximately $3.7 million included in other assets in the accompanying Consolidated Balance Sheets. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.7		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.6		4.655%	one-month LIBOR	December 10, 2017
$7.4	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.4	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017

(1) The one-month LIBOR rate was approximately 0.170% at December 31, 2014.
(2) Changes in fair value are recorded through earnings.
(3) The effective date of these forward-starting swaps is July 1, 2015.
(4) The effective date of these forward-starting swaps is July 1, 2016.
(5) The effective date of this forward-starting swap is July 3, 2017.

During the year ended December 31, 2014, we entered into two forward-starting interest rate swap agreements with notional amounts of $100.0 million and $25.0 million, which become effective in July 2015 and 2016, respectively. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate swaps are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total	Liability Fair Value
	(In thousands)

Long-term debt:
Fixed rate maturities	$17,519	$26,237	$15,377	$30,498	$4,567	$562,576	$656,774
Fixed rate outstanding (1)	$656,774	$639,255	$613,018	$597,641	$567,143	$562,576		$671,571
Average rate on fixed
outstanding debt (1)	5.67%	5.67%	5.68%	5.71%	6.28%	5.76%
Variable rate maturities	$13,135	$21,953	$19,143	$16,400	$6,204	$41,564	$118,399
Variable rate outstanding (1)	$118,399	$105,264	$83,311	$64,168	$47,768	$41,564		$117,409
Average rate on variable
outstanding debt (1)	2.16%	2.07%	2.00%	2.11%	2.13%	2.12%
Cash flow interest rate swaps:
Variable to fixed maturities	$301,449	$201,449	$397,244	$250,000	$-	$-	$1,150,142
Variable to fixed outstanding (1)	$523,693	$397,243	$250,000	$-	$-	$-		$11,102
Average pay rate on
outstanding swaps (1)	1.65%	2.06%	1.89%	0.00%	0.00%	0.00%

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Our CEO and CFO have each concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with U.S. GAAP.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control - Integrated Framework published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in Part II, ‘‘Item 8: Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting. There has been no change in Sonic’s internal control over financial reporting during the fourth quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect Sonic’s internal control over financial reporting.

Item 9B: Other Information.

None.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information required by this item is furnished by incorporation by reference to the information under the captions “Election of Directors,” “Corporate Governance and Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Corporate Governance and Other Information – Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11: Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13: Certain Relationships and Related Transactions and Director Independence.

The information required by this item is furnished by incorporation by reference to the information under the captions “Corporate Governance and Board of Directors – Policies and Procedures for Review, Approval or Ratification of Transactions with Affiliates,” “Corporate Governance and Board of Directors – Transactions with Affilitates” and “Corporate Governance and Board of Directors - Director Independence” in the Proxy Statement.

Item 14: Principal Accountant Fees and Services.

The information required by this item is furnished by incorporation by reference to the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART IV

Item 15: Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(1)

Financial Statements: Consolidated Balance Sheets as of December 31, 2014 and 2013. Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2013 and 2014. Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

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

3.1

Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Reg. No. 333-33295) files August 8, 1997).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc.  (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999).

3.3

Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4	Amended and Restated Bylaws of Sonic Automotive, Inc., as of February 9, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 13, 2006).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (Reg. No. 333-33295) filed October 17, 1997).

4.2

Registration Rights Agreement, dated as of July 2, 2012, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 9, 2012).

4.3

Indenture, dated as of July 2, 2012, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 9, 2012).

4.4	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 9, 2012).

4.5

Registration Rights Agreement, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 13, 2013).

4.6

Indenture, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 13, 2013).

4.7	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 13, 2013).

10.1

Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.2

Amendment No. 1, dated as of April 19, 2012, to Second Amended and Restated Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, U.S. Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as Lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as L/C Issuers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed April 23, 2012).

10.3

Amendment No. 2, dated as of March 14, 2013, to Second Amended and Restated Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, U.S. Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as Lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as L/C Issuers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 18, 2013).

10.4

Amendment No. 3, dated as of February 12, 2014, to Second Amended and Restated Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, U.S. Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as Lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as L/C Issuers (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.5

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.6

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Mercedes-Benz Financial Services USA LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.7

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.8

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.9

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.10

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.12

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.14

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.15

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.16

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by each of the Revolving Subsidiary Guarantors, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.17

Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.18

Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.19

Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.20

Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.21

Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; the subsidiaries of Sonic named therein; each lender a party thereto; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.22

Amendment No. 1, dated as of April 19, 2012, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, a Lender, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, U.S. Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as Lenders, and Wells Fargo Bank, National Association as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 23, 2012).

10.23

Amendment No. 2, dated as of March 14, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, a Lender, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, U.S. Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as Lenders, and Wells Fargo Bank, National Association as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 18, 2013).

10.24

Amendment No. 3, dated as of July 31, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, a Lender, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, U.S. Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as Lenders, and Wells Fargo Bank, National Association as an L/C Issuer (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed August 5, 2013).

10.25

Amendment No. 4, dated as of February 12, 2014, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, a Lender, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, U.S. Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as Lenders, and Wells Fargo Bank, National Association as an L/C Issuer (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.26

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.27

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.28

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.29

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.30

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.31

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.32

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Mercedes-Benz Financial Services USA LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.33

Amended and Restated Company Guaranty Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.34

Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by each of the Floorplan Subsidiary Guarantors, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.35

Third Amended and Restated Credit Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.36

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.37

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.38

Third Amended and Restated Securities Pledge Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.39

Third Amended and Restated Escrow and Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.40

Third Amended and Restated Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.41

Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated July 23, 2014, among Sonic Automotive, Inc.; the subsidiaries of Sonic named therein; each lender a party thereto; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A. as Revolving Administrative Agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.42

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic named therein, as borrowers, in favor of each of the lenders to the Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.43

Second Amended and Restated Company Guaranty Agreement, dated July 23, 2014, by Sonic Automotive, Inc. to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.44

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.45	Standard Form of Lease executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.46

Standard Form of Lease Guaranty executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.47

Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.48

Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.49

Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.50

Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002). (1)

10.51

Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002). (1)

10.52

Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.53

Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (Reg. No. 333-159674) filed June 2, 2009). (1)

10.54

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2006). (1)

10.55

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2006). (1)

10.56

Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of October 16, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 4, 2014). (1)

10.57

Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2010). (1)

10.58

First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective December 29, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010). (1)

10.59*	Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective May 23, 2012. (1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.60

Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015). (1)

10.61	Sonic Automotive, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (Reg. No. 333-180814) filed April 19, 2012). (1)
10.62

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.63

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.64

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.65

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.66

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.67

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.68

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.69

Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (Reg. No. 333-180815) filed April 19, 2012). (1)

10.70	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 15, 2014). (1)
10.71

Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013). (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

18.1

Preferability Letter of Independent Registered Public Accounting Firm dated November 8, 2013 (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

21.1*	Subsidiaries of Sonic Automotive, Inc.

23.1*	Consent of KPMG LLP.
23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ HEATH R. BYRD
Mr. Heath R. Byrd
Executive Vice President and Chief Financial Officer
Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH	Chairman, Chief Executive Officer (principal	February 27, 2015
O. Bruton Smith	executive officer) and Director

/s/ B. SCOTT SMITH	President, Chief Strategic Officer and Director	February 27, 2015
B. Scott Smith

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 27, 2015
Heath R. Byrd	(principal financial officer and principal accounting officer)

/s/ DAVID BRUTON SMITH	Vice Chairman and Director	February 27, 2015
David Bruton Smith

/s/ WILLIAM I. BELK	Director	February 27, 2015
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 27, 2015
William R. Brooks

/s/ BERNARD C. BYRD, JR.	Director	February 27, 2015
Bernard C. Byrd, Jr.

/s/ VICTOR H. DOOLAN	Director	February 27, 2015
Victor H. Doolan

/s/ JOHN W. HARRIS III	Director	February 27, 2015
John W. Harris III

/s/ H. ROBERT HELLER	Director	February 27, 2015
H. Robert Heller
	Director	February __, 2015
R. Eugene Taylor

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Reg. No. 333-33295) filed August 8, 1997).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc.  (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999).

3.3

Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4	Amended and Restated Bylaws of Sonic Automotive, Inc., as of February 9, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 13, 2006).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (Reg. No. 333-33295) filed October 17, 1997) .

4.2

Registration Rights Agreement, dated as of July 2, 2012, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 9, 2012).

4.3

Indenture, dated as of July 2, 2012, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 9, 2012).

4.4	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 9, 2012).

4.5

Registration Rights Agreement, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 13, 2013).

4.6

Indenture, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 13, 2013).

4.7	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 13, 2013).

10.1

Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.2

Amendment No. 1, dated as of April 19, 2012, to Second Amended and Restated Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, U.S. Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as Lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as L/C Issuers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed April 23, 2012).

10.3

Amendment No. 2, dated as of March 14, 2013, to Second Amended and Restated Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, U.S. Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as Lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as L/C Issuers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 18, 2013).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.4

Amendment No. 3, dated as of February 12, 2014, to Second Amended and Restated Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, U.S. Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as Lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as L/C Issuers (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.5

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.6

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Mercedes-Benz Financial Services USA LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.7

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.8

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.9

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.10

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.12

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.14

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.15

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.16

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by each of the Revolving Subsidiary Guarantors, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.17

Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.18

Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.19

Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.20

Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.21

Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; the subsidiaries of Sonic named therein; each lender a party thereto; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.22

Amendment No. 1, dated as of April 19, 2012, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, a Lender, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, U.S. Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as Lenders, and Wells Fargo Bank, National Association as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 23, 2012).

10.23

Amendment No. 2, dated as of March 14, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, a Lender, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, U.S. Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as Lenders, and Wells Fargo Bank, National Association as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 18, 2013).

10.24

Amendment No. 3, dated as of July 31, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, a Lender, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, U.S. Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as Lenders, and Wells Fargo Bank, National Association as an L/C Issuer (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed August 5, 2013).

10.25

Amendment No. 4, dated as of February 12, 2014, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 8, 2011, with Bank of America, N.A., as Administrative Agent, a Lender, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, U.S. Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as Lenders, and Wells Fargo Bank, National Association as an L/C Issuer (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.26

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.27

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.28

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.29

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.30

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.31

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.32

Promissory Note, dated July 8, 2011, executed by Sonic Automotive, Inc. in favor of Mercedes-Benz Financial Services USA LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.33

Amended and Restated Company Guaranty Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.34

Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by each of the Floorplan Subsidiary Guarantors, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.35

Third Amended and Restated Credit Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.36

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.37

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.38

Third Amended and Restated Securities Pledge Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.39

Third Amended and Restated Escrow and Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.40

Third Amended and Restated Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.41

Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated July 23, 2014, among Sonic Automotive, Inc.; the subsidiaries of Sonic named therein; each lender a party thereto; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A. as Revolving Administrative Agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.42

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic named therein, as borrowers, in favor of each of the lenders to the Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.43

Second Amended and Restated Company Guaranty Agreement, dated July 23, 2014, by Sonic Automotive, Inc. to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.44

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.45	Standard Form of Lease executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2008).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.46

Standard Form of Lease Guaranty executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.47

Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.48

Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.49

Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.50

Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002). (1)

10.51

Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002). (1)

10.52

Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.53

Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (Reg. No. 333-159674) filed June 2, 2009). (1)

10.54

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2006). (1)

10.55

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2006). (1)

10.56

Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of October 16, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 4, 2014). (1)

10.57

Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2010). (1)

10.58

First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective December 29, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010). (1)

10.59*	Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective May 23, 2012. (1)
10.60

Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015). (1)

10.61	Sonic Automotive, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (Reg. No. 333-180814) filed April 19, 2012). (1)
10.62

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.63

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.64

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.65

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.66

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.67

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.68

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014). (1)

10.69

Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (Reg. No. 333-180815) filed April 19, 2012). (1)

10.70	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 15, 2014). (1)
10.71

Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013). (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.
18.1

Preferability Letter of Independent Registered Public Accounting Firm dated November 8, 2013 (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

21.1*	Subsidiaries of Sonic Automotive, Inc.

23.1*	Consent of KPMG LLP.
23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Automotive, Inc.:

We have audited the accompanying consolidated balance sheet of Sonic Automotive, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Automotive, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, Sonic Automotive, Inc. has changed its method of accounting for presentation of discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08.

/s/ KPMG LLP

Charlotte, North Carolina

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Automotive, Inc.:

We have audited Sonic Automotive, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Automotive, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Sonic Automotive, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Automotive, Inc. and subsidiaries at December 31, 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 3, 2014

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,182	$3,016
Receivables, net	371,994	354,138
Inventories	1,311,702	1,282,138
Other current assets	81,081	92,893
Total current assets	1,768,959	1,732,185
Property and Equipment, net	799,319	702,011
Goodwill	475,929	476,315
Other Intangible Assets, net	83,720	87,866
Other Assets	55,208	52,793
Total Assets	$3,183,135	$3,051,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$711,618	$681,030
Notes payable - floor plan - non-trade	551,118	570,661
Trade accounts payable	132,405	126,025
Accrued interest	12,409	12,653
Other accrued liabilities	208,654	185,951
Current maturities of long-term debt	30,802	18,216
Total current liabilities	1,647,006	1,594,536
Long-Term Debt	742,610	730,157
Other Long-Term Liabilities	69,200	81,286
Deferred Income Taxes	57,601	31,552
Commitments and Contingencies
Stockholders' Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized;
62,046,966 shares issued and 38,890,533 shares outstanding at
December 31, 2014; 61,584,248 shares issued and 40,683,984 shares
outstanding at December 31, 2013	620	616
Class B common stock; $0.01 par value; 30,000,000 shares authorized;
12,029,375 shares issued and outstanding at December 31, 2014
and December 31, 2013	121	121
Paid-in capital	697,760	685,782
Retained earnings	376,353	284,368
Accumulated other comprehensive income (loss)	(6,424)	(8,582)
Treasury stock, at cost; 23,156,433 Class A shares held
at December 31, 2014 and 20,900,264 Class A shares
held at December 31, 2013	(401,712)	(348,666)
Total Stockholders' Equity	666,718	613,639
Total Liabilities and Stockholders' Equity	$3,183,135	$3,051,170

See Notes to Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$5,124,029	$4,989,185	$4,715,924
Used vehicles	2,310,247	2,176,034	2,053,477
Wholesale vehicles	166,158	175,328	183,326
Total vehicles	7,600,434	7,340,547	6,952,727
Parts, service and collision repair	1,296,570	1,230,178	1,162,319
Finance, insurance and other, net	300,095	272,443	250,422
Total revenues	9,197,099	8,843,168	8,365,468
Cost of Sales:
New vehicles	(4,835,403)	(4,699,582)	(4,437,575)
Used vehicles	(2,153,001)	(2,025,634)	(1,910,023)
Wholesale vehicles	(169,774)	(183,259)	(189,301)
Total vehicles	(7,158,178)	(6,908,475)	(6,536,899)
Parts, service and collision repair	(673,021)	(633,086)	(593,416)
Total cost of sales	(7,831,199)	(7,541,561)	(7,130,315)
Gross profit	1,365,900	1,301,607	1,235,153
Selling, general and administrative expenses	(1,067,433)	(1,003,125)	(949,026)
Impairment charges	(6,594)	(9,872)	(440)
Depreciation and amortization	(58,260)	(54,007)	(45,285)
Operating income (loss)	233,613	234,603	240,402
Other income (expense):
Interest expense, floor plan	(18,793)	(21,954)	(19,454)
Interest expense, other, net	(53,190)	(55,485)	(60,090)
Other income (expense), net	97	(28,143)	(19,625)
Total other income (expense)	(71,886)	(105,582)	(99,169)
Income (loss) from continuing operations before taxes	161,727	129,021	141,233
Provision for income taxes - benefit (expense)	(63,168)	(44,343)	(49,972)
Income (loss) from continuing operations	98,559	84,678	91,261
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(2,164)	(4,017)	(4,484)
Income tax benefit (expense)	822	957	2,324
Income (loss) from discontinued operations	(1,342)	(3,060)	(2,160)
Net income (loss)	$97,217	$81,618	$89,101

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.89	$1.60	$1.68
Earnings (loss) per share from discontinued operations	(0.03)	(0.06)	(0.04)
Earnings (loss) per common share	$1.86	$1.54	$1.64
Weighted average common shares outstanding	52,065	52,556	53,550

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.87	$1.59	$1.56
Earnings (loss) per share from discontinued operations	(0.03)	(0.06)	(0.03)
Earnings (loss) per common share	$1.84	$1.53	$1.53
Weighted average common shares outstanding	52,563	52,941	60,406

Dividends declared per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Net income (loss)	$97,217	$81,618	$89,101

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	4,655	17,143	2,722
Change in pension actuarial income (loss)	(1,174)	1,212	(258)
Total other comprehensive income (loss) before taxes	3,481	18,355	2,464
Provision for income tax benefit (expense) related to
components of other comprehensive income (loss)	(1,323)	(6,974)	(937)
Other comprehensive income (loss)	2,158	11,381	1,527
Comprehensive income (loss)	$99,375	$92,999	$90,628

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2013 and 2014

											Accumulated
	Class A			Class A			Class B				Other	Total
	Common Stock			Treasury Stock			Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount		Shares		Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars and shares in thousands)

Balance at December 31, 2011	56,378	$564		(15,778)		$(248,675)	12,029	$121	$667,839	$124,383	$(21,490)	$522,742
Shares awarded under stock
compensation plans	608	6		-		-	-	-	2,327	-	-	2,333
Issuance of common stock	4,075	41		-		-	-	-	67,495	-	-	67,536
Purchases of treasury stock	-	-		(4,364)		(82,924)	-	-	-	-	-	(82,924)
Income tax benefit associated with
stock compensation plans	-	-		-		-	-	-	3,207	-	-	3,207
Derecognition of equity component
of 5.0% Convertible Notes (1), net of
tax expense of $662	-	-		-		-	-	-	(76,701)	-	-	(76,701)
Fair value of interest rate swap
agreements, net of tax
expense of $1,035	-	-		-		-	-	-	-	-	1,687	1,687
Change in pension actuarial loss,
net of tax benefit of $98	-	-		-		-	-	-	-	-	(160)	(160)
Stock-based compensation expense	-	-		-		-	-	-	122	-	-	122
Restricted stock amortization	-	-		-		-	-	-	5,038	-	-	5,038
Other	291	3		-		-	-	-	(3)	-	-	-
Net income (loss)	-	-		-		-	-	-	-	89,101	-	89,101
Dividends ($0.10 per share)	-	-	.	-	.	-	-	-	-	(5,436)	-	(5,436)
Balance at December 31, 2012	61,352	$614		(20,142)		$(331,599)	12,029	$121	$669,324	$208,048	$(19,963)	$526,545
Shares awarded under stock
compensation plans	209	2		-		-	-	-	2,169	-	-	2,171
Purchases of treasury stock	-	-		(758)		(17,067)	-	-	-	-	-	(17,067)
Income tax benefit associated with
stock compensation plans	-	-		-		-	-	-	856	-	-	856
Fair value of interest rate swap
agreements, net of tax
expense of $6,514	-	-		-		-	-	-	-	-	10,629	10,629
Change in pension actuarial loss,
net of tax expense of $460	-	-		-		-	-	-	-	-	752	752
Restricted stock amortization	-	-		-		-	-	-	7,208	-	-	7,208
Other (2)	23	-		-		-	-	-	6,225	-	-	6,225
Net income (loss)	-	-		-		-	-	-	-	81,618	-	81,618
Dividends ($0.10 per share)	-	-	.	-	.	-	-	-	-	(5,298)	-	(5,298)
Balance at December 31, 2013	61,584	$616		(20,900)		$(348,666)	12,029	$121	$685,782	$284,368	$(8,582)	$613,639
Shares awarded under stock
compensation plans	440	4		-		-	-	-	3,270	-	-	3,274
Purchases of treasury stock	-	-		(2,256)		(53,046)	-	-	-	-	-	(53,046)
Income tax benefit associated with
stock compensation plans	-	-		-		-	-	-	1,033	-	-	1,033
Fair value of interest rate swap
agreements, net of tax
expense of $1,769	-	-		-		-	-	-	-	-	2,886	2,886
Change in pension actuarial loss,
net of tax benefit of $446	-	-		-		-	-	-	-	-	(728)	(728)
Restricted stock amortization	-	-		-		-	-	-	7,675	-	-	7,675
Other	23	-		-		-	-	-	-	-	-	-
Net income (loss)	-	-		-		-	-	-	-	97,217	-	97,217
Dividends ($0.10 per share)	-	-		-		-	-	-	-	(5,232)	-	(5,232)
Balance at December 31, 2014	62,047	$620		(23,156)		$(401,712)	12,029	$121	$697,760	$376,353	$(6,424)	$666,718

(1)	5.0% Convertible Senior Notes due 2029 which were extinguished during the third quarter ended September 30, 2012 (the “5.0% Convertible Notes”).
(2)	Paid-in capital amount represents a tax benefit related to the 5.0% Convertible Notes.

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$97,217	$81,618	$89,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	58,254	54,047	45,918
Provision for bad debt expense	516	249	453
Other amortization	1,165	1,561	1,561
Debt issuance cost amortization	2,135	2,787	3,053
Debt discount amortization, net of premium amortization	67	(111)	2,780
Stock - based compensation expense	7,675	7,208	5,160
Deferred income taxes	28,470	21,924	22,496
Equity interest in earnings of investee	(283)	(406)	(481)
Asset impairment charges	6,594	9,872	950
Loss (gain) on disposal of dealerships and property and equipment	(13,323)	267	(10,623)
Loss (gain) on exit of leased dealerships	302	2,915	4,286
(Gain) loss on retirement of debt	-	28,238	19,713
Changes in assets and liabilities that relate to operations:
Receivables	(2,436)	(9,092)	(42,093)
Inventories	(56,203)	(78,646)	(347,633)
Other assets	(278)	(9,834)	(69,157)
Notes payable - floor plan - trade	30,588	25,835	186,168
Trade accounts payable and other liabilities	190	(11,984)	20,970
Total adjustments	63,433	44,830	(156,479)
Net cash provided by (used in) operating activities	160,650	126,448	(67,378)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(50,867)	(88,184)	-
Purchases of land, property and equipment	(146,432)	(157,617)	(95,376)
Proceeds from sales of property and equipment	14,122	769	750
Proceeds from sales of dealerships	74,823	-	72,220
Distributions from equity investee	400	500	700
Net cash provided by (used in) investing activities	(107,954)	(244,532)	(21,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(19,543)	46,638	124,709
Borrowings on revolving credit facilities	179,791	231,698	143,577
Repayments on revolving credit facilities	(179,791)	(237,874)	(137,401)
Proceeds from issuance of long-term debt	44,454	353,693	223,920
Debt issuance costs	(2,959)	(5,394)	(4,472)
Principal payments on long-term debt	(19,482)	(19,426)	(10,768)
Repurchase of debt securities	-	(233,573)	(164,896)
Purchases of treasury stock	(53,046)	(17,067)	(82,924)
Income tax benefit (expense) associated with stock compensation plans	1,033	856	3,207
Issuance of shares under stock compensation plans	3,274	2,171	2,333
Dividends paid	(5,261)	(3,993)	(6,743)
Net cash provided by (used in) financing activities	(51,530)	117,729	90,542
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,166	(355)	1,458
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,016	3,371	1,913
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,182	$3,016	$3,371

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $1,769, $6,514
and $1,035 in the years ended December 31, 2014, 2013 and 2012, respectively)	$2,886	$10,629	$1,687
Issuance of common stock as consideration for extinguishment of debt securities	$-	$-	$(67,869)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$71,776	$81,626	$71,140
Income taxes	$50,525	$30,158	$28,633
See notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2014, Sonic operated 118 franchises in 13 states (representing 25 different brands of cars and light trucks) and 19 collision repair centers. For management and operational reporting purposes, Sonic groups certain franchised dealerships together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2014, Sonic operated 100 stores. Sonic’s dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for its customers. In addition, during the fourth quarter of 2014, Sonic opened two stand-alone pre-owned specialty retail locations in Denver, Colorado under the EchoPark® brand.

Principles of Consolidation - All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Consolidated Financial Statements except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements - In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, which amended the definition of and the reporting requirements for discontinued operations. The amendments in this ASU require that a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial position in order to qualify as a discontinued operation. The ASU also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for interim and annual filings beginning with the quarter ending March 31, 2015. Early adoption is permitted, and Sonic elected to adopt and apply the guidance beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014. The adoption of this ASU impacts the presentation of certain items in Sonic’s consolidated financial position, results of operations and other disclosures. See Note 2, “Business Acquisitions and Dispositions,” for additional discussion.

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

Reclassifications – Prior to the adoption of ASU 2014-08 as discussed above, individual dealership franchises sold, terminated or classified as held for sale were reported as discontinued operations. The results of operations of these dealership franchises for the years ended December 31, 2014, 2013 and 2012 are reported as discontinued operations for all periods presented. Dealership franchises sold during the year ended December 31, 2014 have not been reclassified to discontinued operations since they were disposed of after March 31, 2014 and they did not meet the criteria in ASU 2014-08. If in future periods Sonic determines that a dealership franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income will be reclassified in order to reflect the most recent classification.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents - Sonic classifies cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents. In the event that Sonic is in a book overdraft cash position as of a reporting date, the book overdraft position is reclassified from cash and cash equivalents to trade accounts payable in the accompanying Consolidated Balance Sheets and is reflected as activity in trade accounts payable and other liabilities in the accompanying Consolidated Statements of Cash Flows. Sonic was in a book overdraft position in an amount of approximately $37.1 million and $41.0 million as of December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 and 2013, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were $15.4 million and $14.9 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

Floor Plan Assistance - Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales for continuing operations were $39.7 million, $37.9 million and $32.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Sonic did not recognize any floor plan assistance related to discontinued operations for the years ended December 31, 2014 and 2013, and recognized floor plan assistance related to discontinued operations for the year ended December 31, 2012 of approximately $0.9 million.

Contracts in Transit - Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $194.0 million at December 31, 2014 and $190.0 million at December 31, 2013.

Accounts Receivable - In addition to contracts in transit, Sonic’s accounts receivable primarily consist of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic evaluates receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable was not significant at December 31, 2014 and 2013.

Inventories - Inventories of new vehicles, recorded net of manufacturer credits, and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the “first-in, first-out” (“FIFO”) method of inventory accounting and are stated at the lower of FIFO cost or market. Other inventories are primarily service loaner vehicles and, to a lesser extent, vehicle chassis, other supplies and capitalized customer work-in-progress (open customer vehicle repair orders). Other inventories are stated at the lower of specific cost (depreciated cost for service loaner vehicles) or market.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sonic assesses the valuation of all its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles, service loaners and parts inventory, Sonic considers recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within Sonic’s network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within Sonic’s network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves were not significant at December 31, 2014 and 2013.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Sonic amortizes leasehold improvements over the shorter of the estimated useful life or the remaining lease life. This lease life includes renewal options if a renewal has been determined to be reasonably assured. The range of estimated useful lives is as follows:

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

Derivative Instruments and Hedging Activities - Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2014, Sonic utilizes interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

Goodwill - Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

In accordance with “Intangibles – Goodwill and Other,” in the Accounting Standards Codification (the “ASC”), goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. Sonic concluded, based on the results of its step-one impairment test, as of October 1, 2014, that step two of the impairment evaluation was not necessary and no goodwill impairment was required.

For purposes of goodwill impairment testing, Sonic has two reporting units, its traditional franchised dealerships and its EchoPark® operations.  All recorded goodwill was acquired through the purchase of franchised dealerships, accordingly, all recorded goodwill balances relate to Sonic’s franchised dealership reporting unit.

In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets and liabilities of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise and dealer agreements acquired prior to July 1, 2001 under the heading “Other Intangible Assets” below. Sonic would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill with the difference representing the amount of impairment. The purpose of this second step is only to determine the amount of goodwill that should be recorded at fair value on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sonic utilized a discounted cash flows (“DCF”) model to estimate its enterprise value. The significant assumptions in Sonic’s DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require Sonic to conduct the second step of the impairment test described above. In projecting the reporting unit’s earnings, Sonic develops many assumptions which may include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Sonic’s expectation of new vehicle unit sales is in part driven by its expectation of the new vehicle seasonally adjusted annual rate of sales (“SAAR”). The estimate of the industry SAAR in future periods is partially the basis of Sonic’s assumptions related to revenue growth in its DCF model because Sonic believes the historic and projected SAAR level is the best indicator of growth or contraction in the retail automotive industry. The level of SAAR assumed in Sonic’s projection of earnings for 2015 was approximately 16.5 million units, remaining flat for the next few years.

Based on the results of Sonic’s step-one test as of October 1, 2014, its Franchised Dealerships’ fair value exceeds its carrying value. As a result, Sonic was not required to complete step-two of the impairment evaluation according to “Intangibles – Goodwill and Other,” in the ASC. The carrying value of Sonic’s goodwill (all of which is associated with its Franchised Dealers reporting unit) totaled approximately $475.9 million at December 31, 2014. See Note 5, “Intangible Assets and Goodwill,” for further discussion of goodwill.

Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. Sonic classifies franchise and dealer agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired after July 1, 2001 have been included in other intangible assets, net, on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. In accordance with “Intangibles – Goodwill and Other,” in the ASC, Sonic evaluates franchise assets for impairment annually or more frequently if indicators of impairment exist. During the year ended December 31, 2014 Sonic evaluated its franchise assets for impairment as of October 1, 2014.

Sonic utilized a DCF model to estimate the value of the franchise asset for each of its franchises with recorded franchise assets. The significant assumptions in Sonic’s DCF model include projected revenue, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. In projecting the franchises’ revenue and growth rates, Sonic develops many assumptions which may include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Sonic’s expectation of revenue growth is in part driven by its expectation of the new vehicle SAAR. The estimate of the industry SAAR in future periods is partially the basis of Sonic’s assumptions related to new vehicle unit sales volumes in its DCF model because Sonic believes the historic and projected SAAR level is the best indicator of growth or contraction in the retail automotive industry.

Sonic evaluates other intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment. Based on the results of Sonic’s testing as of October 1, 2014, Sonic determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all but four of its franchises, resulting in a franchise asset impairment charge of $2.2 million during the year ended December 31, 2014, recorded in impairment charges in the accompanying Consolidated Statements of Income. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.

Insurance Reserves - Sonic has various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2014 and 2013, Sonic had $23.9 million and $23.6 million, respectively, reserved for such programs.

Lease Exit Accruals - The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise where the leased properties are no longer utilized in operations, Sonic records accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

dealership whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease. See Note 12, “Commitments and Contingencies,” for further discussion.

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

Concentrations of Credit and Business Risk - Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers, totaling approximately $90.1 million and $82.6 million at December 31, 2014 and 2013, respectively, and financial institutions (which includes manufacturer-affiliated finance companies and contracts in transit), totaling approximately $215.4 million and $210.3 million at December 31, 2014 and 2013, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

Sonic participates in a program with two of its manufacturer-affiliated finance companies wherein Sonic maintains a deposit balance with the lender that earns floor plan interest rebates based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it Sonic’s intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although Sonic has the right and ability to do so. The deposit balance of $57.5 million and $65.0 million as of December 31, 2014 and 2013, respectively, is classified in other current assets in the accompanying Consolidated Balance Sheets, because there are restrictions on Sonic’s availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Consolidated Statements of Income. In the years ended December 31, 2014, 2013 and 2012, the reduction in interest expense, floor plan, was approximately $2.1 million, $1.0 million and $0.3 million, respectively.

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

Financial Instruments and Market Risks - As of December 31, 2014 and 2013, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt.

Sonic has variable rate notes payable - floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

swaps was approximately $1.4 billion and $1.3 billion at December 31, 2014 and 2013, respectively. The counterparties to Sonic’s swap transactions consist of large financial institutions. Sonic could be exposed to loss in the event of non-performance by any of these counterparties.

Advertising - Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense for continuing operations amounted to approximately $57.4 million, $56.6 million and $50.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is classified as selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. These cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $23.4 million, $21.8 million and $22.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Segment Information - Sonic has determined it has two reporting segments, Franchised Dealerships and EchoPark®, for purposes of reporting financial condition and results of operations. The Franchised Dealerships segment is comprised of traditional retail automotive franchises that sell new and used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers an opportunity to search, buy, service and sell their pre-owned vehicles.

2. Business Acquisitions and Dispositions

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Under Sonic’s amended and restated syndicated revolving credit agreement and syndicated floor plan credit facility (the “2014 Credit Facilities”), Sonic is restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of specific amounts without the written consent of the Required Lenders (as that term is defined in the 2014 Credit Facilities). With this restriction on Sonic’s ability to make dealership acquisitions, its acquisition growth strategy may be limited. See Note 6, “Long-Term Debt,” for further discussion of the 2014 Credit Facilities.

Sonic acquired two luxury franchises, one mid-line import franchise, and one domestic franchise during the year ended December 31, 2014, for an aggregate purchase price of approximately $50.9 million in cash, net of cash acquired, including the underlying assets and real estate. These cash outflows were funded by cash from operations and borrowings under Sonic’s floor plan facilities and mortgage notes payable. The balance sheet as of December 31, 2014 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment, principally related to the finalization of the dealership valuations. As a result of these allocations, Sonic has recorded the following related to 2014 acquisition:

•	$33.2 million of net assets relating to dealership operations (includes real estate);
•	$7.5 million of indefinite life intangible assets representing rights acquired under franchise agreements, all of which is expected to be tax deductible; and
•	$10.2 million of goodwill, all of which is expected to be tax deductible.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma financial information presents a summary of consolidated results from continuing operations as if all of the 2014 acquisitions had occurred at the beginning of 2013, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net changes in floor plan interest expense resulting from renegotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the 2014 acquisitions actually been completed at the beginning of the periods presented.

The following pro forma results from continuing operations are not necessarily indicative of the results of future operations:

	Year Ended December 31,
	2014	2013
	(In thousands, except per share amounts)

Total revenues	$9,324,013	$9,000,959
Gross profit	$1,382,600	$1,322,044
Income from continuing operations before taxes	$164,493	$131,594
Net income from continuing operations	$100,245	$86,367
Diluted earnings per share from continuing operations	$1.90	$1.62

Dispositions

As discussed in Note 1, “Summary of Significant Accounting Policies,” the FASB issued ASU 2014-08 which amended the definition of and reporting requirements for discontinued operations. Sonic elected to adopt and apply this guidance beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014. The results of operations for those dealerships that were classified as discontinued operations as of March 31, 2014 are included in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income and will continue to be reported within discontinued operations in the future. There were no unsold dealerships classified in discontinued operations at March 31, 2014. Beginning with disposals occurring during the second quarter ended June 30, 2014, only the operating results of disposals that represent a strategic shift that has (or will have) a major impact on Sonic’s results of operations and financial position will be included in the income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.

Sonic disposed of nine dealership franchises during the year ended December 31, 2014 and 12 dealership franchises during the year ended December 31, 2012. Sonic did not dispose of any dealerships during the year ended December 31, 2013. The dispositions during the years ended December 31, 2014 and 2012 generated cash of approximately $ 74.8 million and $72.2 million, respectively. In conjunction with dealership dispositions, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results associated with dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Income (loss) from operations	$(2,515)	$(978)	$(9,946)
Gain (loss) on disposal	199	(457)	10,265
Lease exit accrual adjustments and charges	152	(2,582)	(4,293)
Property impairment charges	-	-	(510)
Pre-tax income (loss)	$(2,164)	$(4,017)	$(4,484)

Total revenues	$-	$-	$182,884

Sonic allocates corporate-level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the year ended December 31, 2012 was approximately $0.7 million. No interest was allocated to the discontinued operations group for the year ended December 31, 2013 and 2014.

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Income (loss) from operations	$(787)	$(485)	$(424)
Gain (loss) on disposal	11,079	-	10
Property impairment charges	-	(5,565)	-
Pre-tax income (loss)	$10,292	$(6,050)	$(414)
Total revenues	$205,559	$310,919	$294,083

In the ordinary course of business, Sonic evaluates its dealership franchises for possible disposition based on various performance criteria, and the disposals during the year ended December 31, 2014 represent dealerships identified based on their unprofitable operations and other operational considerations. As of December 31, 2014, Sonic did not have any franchises classified as held for sale. In the future, however, Sonic may sell other franchises that are not currently held for sale.

3. Inventories and Related Notes Payable - Floor Plan

Inventories consist of the following:

	December 31, 2014	December 31, 2013
	(In thousands)

New vehicles	$924,818	$938,263
Used vehicles	214,015	171,909
Service loaners	112,520	108,136
Parts, accessories and other	60,349	63,830
Net inventories	$1,311,702	$1,282,138

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities, for continuing operations and discontinued operations, was 1.57%, 1.86% and 2.02% for the years ended December 31, 2014, 2013 and 2012, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2014, 2013 and 2012, for continuing operations and discontinued operations, Sonic recognized a reduction in cost of sales of approximately $39.7,  million, $37.9 million and $33.0 million, respectively, related to manufacturer floor plan assistance.

The weighted average interest rate for Sonic’s used vehicle floor plan facilities, for continuing operations and discontinued operations, was 1.80%, 2.78% and 2.80% for the years ended December 31, 2014, 2013 and 2012, respectively.

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise and dealer agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all of these restrictive covenants as of December 31, 2014.

4. Property and Equipment

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013
	(In thousands)

Land	$224,124	$194,639
Building and improvements	582,261	569,619
Office equipment and fixtures	151,165	135,221
Parts and service equipment	68,248	70,950
Company vehicles	8,958	8,002
Construction in progress	81,180	27,716
Total, at cost	1,115,936	1,006,147
Less accumulated depreciation	(316,617)	(300,035)
Subtotal	799,319	706,112
Less assets held for sale	-	(4,101)
Property and equipment, net	$799,319	$702,011

Interest capitalized in conjunction with construction projects and software development was approximately $1.9 million, $2.5 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, commitments for facility construction projects totaled approximately $32.9 million. Assets held for sale at December 31, 2013 consist of land and buildings related to several properties that are not being used in operations. Amounts are included in other current assets in the accompanying Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2014, 2013 and 2012, property and equipment impairment charges were recorded as noted in the following table:

	Continuing Operations	Discontinued Operations
	(In thousands)
Year ended December 31,
2014	$4,394	$-
2013	$9,272	$-
2012	$440	$510

Impairment charges related to continuing operations were related to land and buildings held for sale, the abandonment of construction and software development projects, the abandonment and disposal of dealership equipment or Sonic’s estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

5. Intangible Assets and Goodwill

The changes in the carrying amount of franchise assets and goodwill for the years ended December 31, 2014 and 2013 were as follows:

	Franchise Assets	Net Goodwill
	(In thousands)

Balance, December 31, 2012	$60,635	$454,224	(1)
Additions through current year acquisitions	19,500	22,091
Reductions from impairment	(600)	-

Balance, December 31, 2013	79,535	476,315	(1)
Additions through current year acquisitions	7,500	10,176
Prior year acquisition allocations	-	(3)
Reductions from dispositions	(7,735)	(10,559)
Reductions from impairment	(2,200)	-
Balance, December 31, 2014	$77,100	$475,929	(1)

(1) Balances are net of accumulated impairment losses of $796,725.

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

Based on the results of Sonic’s step-one test as of October 1, 2014, Sonic was not required to complete step two of the impairment evaluation. See the discussion under the heading “Goodwill” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for further information about management’s assessment. As a result of Sonic’s impairment testing for the years ended December 31, 2014, 2013, and 2012, no goodwill impairment was required.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

Franchise asset impairment charges of $2.2 and $0.6 million were recorded in continuing operations for the years ended December 31, 2014 and 2013, respectively, to reduce the carrying value of the franchise asset to its estimated fair value based on the impairment evaluations performed as of October 1, 2014 and 2013, respectively. As a result of Sonic’s impairment testing for the year ended December 31, 2012, no franchise asset impairment was required.

Definite life intangible assets consist of the following:

	December 31, 2014	December 31, 2013
	(In thousands)

Favorable lease agreements	$17,318	$19,918
Less accumulated amortization	(10,698)	(11,587)
Definite life intangibles, net	$6,620	$8,331

Franchise assets and definite life intangible assets are classified as other intangible assets, net, on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was approximately $1.2 million, $1.6 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The initial weighted-average amortization period for lease agreements and definite life intangible assets outstanding at December 31, 2014 is 17 years.

Future amortization expense is as follows:

Year Ending December 31,	(In thousands)

2015	$644
2016	644
2017	644
2018	644
2019	644
Thereafter	3,400
Total	$6,620

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2014	December 31, 2013
	(In thousands)
2011 Revolving Credit Facility (1)	$-	$-
2014 Revolving Credit Facility (2)	-	-
7.0% Senior Subordinated Notes due 2022 (the "7.0% Notes")	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the "5.0% Notes")	300,000	300,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with
a weighted average of 10.19%)	4,367	7,629
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	147,554	157,571
Mortgage notes to finance companies-variable rate, bearing interest
at 1.25 to 3.50 percentage points above one-month LIBOR	118,368	79,893
Net debt discount and premium (3)	(1,761)	(1,800)
Other	4,884	5,080
Total debt	$773,412	$748,373
Less current maturities	(30,802)	(18,216)
Long-term debt	$742,610	$730,157

(1) The interest rate on the 2011 Revolving Credit Facility was 2.00% above LIBOR at December 31, 2013.
(2) The interest rate on the 2014 Revolving Credit Facility was 2.25% above LIBOR at December 31, 2014.
(3) December 31, 2014 includes $1.5 million discount associated with the 7.0% Notes, $0.1 million premium associated with notes payable to a finance company and $0.4 million discount associated with mortgage notes payable.
December 31, 2013 includes $1.6 million discount associated with the 7.0% Notes, $0.4 million premium associated with the notes payable to a finance company and $0.6 million discount associated with mortgage notes payable.

Future maturities of long-term debt are as follows:

	Principal	Net of Discount/ Premium
Year Ending December 31, 2014	(In thousands)

2015	$30,654	$30,802
2016	48,190	48,036
2017	34,520	34,397
2018	46,898	46,898
2019	10,771	10,771
Thereafter	604,140	602,508
Total	$775,173	$773,412

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 2011 Credit Facilities

Prior to July 23, 2014, Sonic had a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2011 Floor Plan Facilities” and, together with the 2011 Revolving Credit Facility, the “2011 Credit Facilities”), which were scheduled to mature on August 15, 2016. On July 23, 2014, Sonic entered into an amendment to the 2011 Credit Facilities, which, among other things, extended the maturity to August 15, 2019. See the heading “2014 Credit Facilities” below for additional information.

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

2014 Credit Facilities

On July 23, 2014, Sonic entered into an amendment to the 2011 Credit Facilities, which, among other things, extended the maturity to August 15, 2019. The amended and extended syndicated revolving credit agreement (the “2014 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2014 Floor Plan Facilities” and, together with the 2014 Revolving Credit Facility, the “2014 Credit Facilities”), are scheduled to mature on August 15, 2019.

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “2014 Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2014, the 2014 Revolving Borrowing Base was approximately $194.8 million. Sonic had no outstanding borrowings as of December 31, 2014 and $29.2 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of $165.6 million under the 2014 Revolving Credit Facility.

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

Sonic agreed under the 2014 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2014 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2014 Credit Facilities permit cash dividends on Sonic’s Class A and Class B common stock so long as no event of default (as defined in the 2014 Credit Facilities) has occurred and is continuing and provided that Sonic remains in compliance with all financial covenants under the 2014 Credit Facilities.

7.0% Senior Subordinated Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of unsecured senior subordinated 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. Sonic used the net proceeds from the issuance of the 7.0% Notes and issued approximately 4.1 million shares of its Class A common stock to repurchase all of the outstanding 5.0% Convertible Notes. Remaining proceeds from the issuance of the 7.0% Notes were used for general corporate purposes, including repurchases of shares of Class A common stock. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013. Sonic may redeem the 7.0% Notes in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

whole or in part at any time after July 15, 2017 at the following redemption prices, which are expressed as percentages of the principal amount:

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

Balances outstanding under Sonic’s 7.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The subsidiaries that are not guarantors are considered to be minor.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants as of December 31, 2014.

Balances outstanding under Sonic’s 5.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The subsidiaries that are not guarantors are considered to be minor.

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

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2014, the outstanding principal balance on the Assumed Notes was approximately $4.4 million with a remaining unamortized premium balance of approximately $0.1 million.

Mortgage Notes

During the year ended December 31, 2014, Sonic obtained approximately $44.4 million in mortgage financing related to three of its dealership properties. As of December 31, 2014, the weighted average interest rate was 3.74% and the total outstanding principal balance was approximately $265.9 million, related to approximately 30% of Sonic’s dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties and contain certain cross-default provisions. Maturity dates range between 2015 and 2033.

Covenants

Sonic agreed under the 2014 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2014 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of December 31, 2014. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

Covenant
		Minimum	Maximum
	Minimum	Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Lease
	Liquidity	Coverage	Adjusted Leverage
	Ratio	Ratio	Ratio

Required ratio	1.05	1.20	5.50
December 31, 2014 actual	1.20	1.61	4.12

The 2014 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2014, the ratio was 3.56 to 1.00.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31, 2014 was a net liability of approximately $11.1 million, with $8.2 million included in other accrued liabilities and $3.5 million included in other long-term liabilities, offset partially by an asset of approximately $0.6 million included in other assets in the accompanying Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2013 was a liability of approximately $16.3 million, with $11.6 million included in other accrued liabilities and $8.4 million included in other long-term liabilities, offset partially by an asset of approximately $3.7 million included in other assets in the accompanying Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.7		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.6		4.655%	one-month LIBOR	December 10, 2017
$7.4	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.4	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017

(1) The one-month LIBOR rate was approximately 0.170% at December 31, 2014.
(2) Changes in fair value are recorded through earnings.
(3) The effective date of these forward-starting swaps is July 1, 2015.
(4) The effective date of these forward-starting swaps is July 1, 2016.
(5) The effective date of this forward-starting swap is July 3, 2017.

During the second quarter ended June 30, 2014, Sonic entered into two forward-starting interest rate cash flow swap agreements with notional amounts of $25.0 million and $100.0 million. These swap agreements become effective in July 2016 and July 2015, respectively, and terminate in July 2017. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss) before taxes in the accompanying Consolidated Statements of Comprehensive Income

For interest rate swaps not designated as cash flow hedges (changes in the fair value are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense, other, net, in the accompanying Consolidated Statements of Income. For the years ended December 31, 2014, 2013 and 2012, these items were a benefit of approximately $0.5 million, $0.9 million and $0.7 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Consolidated Statements of Comprehensive Income and is disclosed in the supplemental schedule of non-cash financing activities in the accompanying Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $10.7 million, $11.8 million and $13.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in interest expense, other, net, in the accompanying Consolidated Statements of Income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying Consolidated Statements of Cash

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $5.1 million.

7. Income Taxes

The provision for income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Current:
Federal	$36,874	$33,367	$22,982
State	5,771	5,647	1,090
Total current	42,645	39,014	24,072
Deferred	20,523	5,329	25,900
Total provision for income taxes - (benefit) expense	$63,168	$44,343	$49,972

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2014	2013	2012

Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	3.15%	3.22%	4.22%
Valuation allowance adjustments	(0.14%)	0.33%	(3.15%)
Uncertain tax positions	(0.08%)	(1.76%)	(3.37%)
Other	1.13%	(2.42%)	2.68%
Effective tax rate	39.06%	34.37%	35.38%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)

Deferred tax assets:
Accruals and reserves	$36,633	$38,931
State net operating loss carryforwards	10,307	10,194
Fair value of interest rate swaps	4,203	6,185
Interest and state taxes associated with the liability for uncertain income tax positions	1,842	1,910
Other	792	701
Total deferred tax assets	53,777	57,921
Deferred tax liabilities:
Basis difference in inventory	(1,597)	(1,636)
Basis difference in property and equipment	(9,655)	(1,978)
Basis difference in goodwill	(72,696)	(57,028)
Other	(3,861)	(2,328)
Total deferred tax liability	(87,809)	(62,970)
Valuation allowance	(6,534)	(6,758)
Net deferred tax asset (liability)	$(40,566)	$(11,807)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net short-term deferred tax asset balances were approximately $13.2 million and $15.9 million at December 31, 2014 and 2013, respectively, and are recorded in other current assets on the accompanying Consolidated Balance Sheets. Net long-term deferred tax asset balances were approximately $3.8 million and $3.9 million at December 31, 2014 and 2013, respectively, and are recorded in other assets on the accompanying Consolidated Balance Sheets. Net long-term deferred tax liability balances were approximately $57.6 million and $31.6 million at December 31, 2014 and 2013, respectively, and are recorded in deferred income taxes on the accompanying Consolidated Balance Sheets.

Sonic has approximately $280.9 million in gross state net operating loss carryforwards that will expire between 2016 and 2034. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty, and therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2014, Sonic had recorded a valuation allowance amount of approximately $6.5 million related to certain state net operating loss carryforward deferred tax assets as Sonic determined that it would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

At January 1, 2014, Sonic had liabilities of approximately $7.8 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2014, was approximately $1.1 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

	2014	2013	2012
	(In thousands)

Unrecognized tax benefit liability, January 1 (1)	$6,693	$9,097	$13,689
Prior period positions:
Increases	181	409	35
Decreases	(66)	(233)	(1,101)
Increases from current period positions	195	799	1,155
Settlements	(897)	(1,721)	(2,924)
Lapse of statute of limitations	(170)	(1,164)	(1,275)
Other	(196)	(494)	(482)
Unrecognized tax benefit liability, December 31 (2)	$5,740	$6,693	$9,097
(1)	Excludes accrued interest and penalties of $1.1 million, $2.4 million and $4.9 million at January 1, 2014, 2013 and 2012, respectively.
(2)

Excludes accrued interest and penalties of $1.2 million, $1.1 million and $2.4 million at December 31, 2014, 2013 and 2012, respectively. Amount presented is net of state net operating losses of $0.8 million, $1.0 million and $1.3 million at December 31, 2014, 2013 and 2012, respectively.

Approximately $2.8 million and $3.0 million of the unrecognized tax benefits as of December 31, 2014 and 2013, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2014 recorded liability is approximately $1.2 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2011 through 2014 United States federal income tax returns remain open to examination by the Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns are open to examination by state taxing authorities for years ranging from 2006 to 2014.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Related Parties

Certain of Sonic’s dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Company (“Oil-Chem”), a subsidiary of Speedway Motorsports, Inc. (“SMI”), whose Chairman and Chief Executive Officer is O. Bruton Smith, also Sonic’s Chairman and Chief Executive Officer, for resale to Fixed Operations customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil-Chem by Sonic dealerships were approximately $2.1 million, $2.0 million and $2.0 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Sonic participates in various aircraft-related transactions with Sonic Financial Corporation (“SFC”), an entity controlled by Mr. O. Bruton Smith. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by Sonic executives, a management agreement with SFC for storage and maintenance of aircraft leased by Sonic from unrelated third parties, and use of Sonic’s aircraft for business-related travel by certain affiliates of SFC. Sonic incurred net expenses of approximately $0.5 million, $0.9 million and $0.9 million in the years ended December 31, 2014, 2013 and 2012, respectively, in aircraft-related transactions with related parties.

Sonic incurred net expenses of approximately $0.6 million, $0.6 million and $0.4 million in the years ended December 31, 2014, 2013 and 2012, respectively, related to other transactions with various SMI subsidiaries, consisting primarily of merchandise and apparel purchases.

9. Capital Structure and Per Share Data

Preferred Stock - Sonic has 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2014 and 2013.

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

Share Repurchases - Sonic’s Board of Directors has authorized Sonic to expend up to $495.0 million to repurchase shares of its Class A common stock. As of December 31, 2014, Sonic had repurchased a total of approximately 23.2 million shares of Class A common stock at an average price per share of approximately $17.35 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2014, Sonic had approximately $79.5 million remaining under the Board’s authorization.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and the 5.0% Convertible Notes. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,065	$98,559		$(1,342)		$97,217
Effect of participating securities:
Non-vested restricted stock
and stock units		(311)		-		(311)
Basic earnings (loss) and shares	52,065	$98,248	$1.89	$(1,342)	$(0.03)	$96,906	$1.86
Effect of dilutive securities:
Stock compensation plans	498
Diluted earnings (loss) and shares	52,563	$98,248	$1.87	$(1,342)	$(0.03)	$96,906	$1.84

	Year Ended December 31, 2013
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,556	$84,678		$(3,060)		$81,618
Effect of participating securities:
Non-vested restricted stock
and stock units		(601)		-		(601)
Basic earnings (loss) and shares	52,556	$84,077	$1.60	$(3,060)	$(0.06)	$81,017	$1.54
Effect of dilutive securities:
Stock compensation plans	385
Diluted earnings (loss) and shares	52,941	$84,077	$1.59	$(3,060)	$(0.06)	$81,017	$1.53

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2012
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	53,550	$91,261		$(2,160)		$89,101
Effect of participating securities:
Non-vested restricted stock
and stock units		(1,381)		-		(1,381)
Basic earnings (loss) and shares	53,550	$89,880	$1.68	$(2,160)	$(0.04)	$87,720	$1.64
Effect of dilutive securities:
Contingently convertible
debt (5.0% Convertible Notes)	6,411	4,617		64		4,681
Stock compensation plans	445
Diluted earnings (loss) and shares	60,406	$94,497	$1.56	$(2,096)	$(0.03)	$92,401	$1.53

In addition to the stock options included in the tables above, options to purchase approximately 0.4 million, 0.8 million and 1.0 million shares of Class A common stock were outstanding during the years ended December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

10. Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were approximately $7.4 million, $7.2 million and $4.4 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Compensation Plans

Sonic currently has three active stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), and the Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (the “2012 Formula Plan”). Effective February 19, 2014, new grants of equity awards under the 2004 Plan were no longer permitted. Stock options outstanding, non-vested restricted stock awards and restricted stock units previously granted under the 2004 Plan were unaffected by this change in plan status. Sonic has one additional terminated plan with outstanding grants as of December 31, 2014: the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”). Collectively, these are referred to as the “Stock Plans.” During the first quarter of 2012, Sonic’s stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 300,000 shares and 2,000,000 shares for the 2012 Formula Plan and the 2012 Plan, respectively.

The Stock Plans were adopted by the Board of Directors in order to attract and retain key personnel. Under the 2012 Plan and the 2004 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, typically vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2012 Plan and the 2004 Plan also authorized the issuance of restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan and the 2004 Plan typically vest over a period ranging from one to three years. The 2012 Formula Plan provides for grants of restricted stock awards to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Individuals holding non-vested restricted stock awards under the 2012 Plan, the 2012 Formula Plan and the 2004 Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units under the 2012 Plan and the 2004 Plan do not have voting rights and certain grants may receive dividends on non-vested shares. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic has historically bought back shares of Class A common stock after considering cash flow, market conditions and other factors.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share data, term in years)

Balance at December 31, 2013	1,518	$1.81	-	30.07	$18.83	2.5	$9,831
Exercised	(179)	1.81	-	23.42	18.33
Forfeited	(275)	18.73	-	25.05	23.87
Balance at December 31, 2014	1,064	$1.81	-	25.05	$17.62	2.2	$10,444

Exercisable	1,064	$1.81	-	23.42	$17.62	2.2	$10,444

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per option data)

Intrinsic value of options exercised	$1,187	$1,657	$7,427
Fair value of options vested	$-	$-	$426

Sonic recognizes compensation expense within selling, general and administrative expenses related to the options in the Stock Plans. No stock option compensation expense was recognized during the years ended December 31, 2014 and 2013 as all previous option grants were completely vested prior to December 31, 2012. Sonic recognized compensation expense related to the options in the Stock Plans of approximately $0.1 million in the year ended December 31, 2012. Tax benefit recognized related to the stock option compensation expense was approximately $0.1 million for the year ended December 31, 2012.

A summary of the status of non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-vested Restricted Stock Awards and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(Shares in thousands)

Balance at December 31, 2013	805	$20.42
Granted	504	$21.24
Forfeited	(10)	$21.17
Vested	(410)	$19.43
Balance at December 31, 2014	889	$21.33

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     During the year ended December 31, 2014, approximately 481,000 restricted stock units were awarded to Sonic’s executive officers and other key associates under the 2004 Plan and 2012 Plan. These awards were made in connection with establishing the objective performance criteria for the year ended December 31, 2014 incentive compensation and vest over one to three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the year ended December 31, 2014, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. Also in the year ended December 31, 2014, approximately 23,000 non-vested restricted stock awards were granted to Sonic’s Board of Directors pursuant to the 2012 Formula Plan and typically vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling, general and administrative expenses related to non-vested restricted stock awards and restricted stock units of approximately $7.7 million, $7.2 million and $5.0 million in the years ended December 31, 2014, 2013 and 2012, respectively. Tax benefits recognized related to the compensation expenses were approximately $2.9 million, $2.7 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total compensation cost related to non-vested restricted stock awards and restricted stock units not yet recognized at December 31, 2014 was approximately $12.5 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

Supplemental Executive Retirement Plan

On December 7, 2009, the Compensation Committee of Sonic’s Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a nonqualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 12 active or former members of senior management at December 31, 2014. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by Sonic’s tax-qualified and other nonqualified deferred compensation plans.

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2014	2013
	(In thousands)

Change in projected benefit obligation:
Obligation at January 1	$5,263	$4,411
Service cost	1,467	1,967
Interest cost	251	169
Actuarial loss (gain)	1,174	(1,191)
Amendments/settlements/curtailments loss (gain)	-	-
Benefits paid	(179)	(93)
Obligation at December 31 (1)	$7,976	$5,263

Accumulated benefit obligation	$6,002	$4,089

(1)	Included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2014	2013
	(In thousands)

Change in fair value of plan assets:
Plan assets at January 1	$-	$-
Actual return on plan assets	-	-
Employer contributions	179	93
Benefits paid	(179)	(93)
Plan assets at December 31	-	-
Funded status recognized	$(7,976)	$(5,263)

The following table provides the cost components of the SERP:

	Year Ended December 31,
(In thousands)	2014	2013

Service cost	$1,467	$1,967
Interest cost	251	169
Net Pension expense (benefit)	$1,718	$2,136

The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2014	2013

Discount rate	3.88%	4.85%
Rate of compensation increase	3.00%	3.00%

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future
Benefit Payments
Year Ending December 31,	(In thousands)

2015	$ 131
2016	$ 131
2017	$ 131
2018	$ 131
2019	$ 131
2020 - 2024	$ 1,497

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Sonic’s participation in the AI Pension Plan for the years ended December 31, 2014, 2013 and 2012 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2014 and 2013 is for the plan’s year-end at December 31, 2013, and December 31, 2012, respectively. The zone status is based on information that Sonic received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (the “FIP”) or a Rehabilitation Plan (the “RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plan is subject. The number of employees covered by Sonic’s multi-employer plans increased 7.1% from December 31, 2012 to December 31, 2013 and increased 2.8% from December 31, 2013 to December 31, 2014, affecting the period-to-period comparability of the contributions for years ended December 31, 2014, 2013 and 2012.

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions				Collective- Bargaining
Pension	EIN/Pension			Pending /	Year Ended December 31,			Surcharge	Agreement
Fund	Plan Number	2014	2013	Implemented	2014	2013	2012	Imposed	Expiration Date (1)
(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$ 148	$ 135	$ 120	Yes	Between August 31, 2014 and November 29, 2017

(1) Collective bargaining agreement expiration dates vary by union and dealership. Dates shown represent the range of the earliest and latest stated expirations for Sonic's union employees, noting certain of Sonic's collective bargaining agreements are expired as of December 31, 2014 and are currently under negotiation.

     Sonic’s participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2013 and December 31, 2012. In June 2006, Sonic received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, Sonic received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a rehabilitation plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven year period which commenced in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to Sonic.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets or liabilities recorded at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2014	December 31, 2013
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$27,552	$25,301
Cash flow swaps designated as hedges (1)	618	3,707
Total assets	$28,170	$29,008

Liabilities:
Cash flow swaps designated as hedges (2)	$10,251	$17,995
Cash flow swaps not designated as hedges (3)	1,469	2,046
Deferred compensation plan (4)	15,863	14,842
Total liabilities	$27,583	$34,883

(1) Included in other assets in the accompanying Consolidated Balance Sheets.
(2) As of December 31, 2014, approximately $7.5 million and $2.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.
As of December 31, 2013, approximately $10.6 million and $7.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.
(3) As of December 31, 2014, approximately $0.7 million and $0.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.
As of December 31, 2013, approximately $1.0 million was included in both other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.
(4) Included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

The carrying value of assets or liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the in the accompanying Consolidated Balance Sheets as of December 31, 2014, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment.”

		Significant
		Unobservable	Total Gains /
		Inputs	(Losses) for the
	Balance as of	(Level 3) as of	Year Ended
	December 31, 2014	December 31, 2014	December 31, 2014
	(In thousands)

Long-lived assets held and used (1)	$799,319	$799,319	$(4,394)
Goodwill (2)	$475,929	$475,929	$-
Franchise assets (2)	$77,100	$77,100	$(2,200)

(1) See Notes 1 and 4 for discussion.
(2) See Notes 1 and 5 for discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014 and December 31, 2013, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

7.0% Notes (1)	$216,000	$198,556	$218,000	$198,414
5.0% Notes (1)	$294,000	$300,000	$285,000	$300,000
Mortgage Notes (2)	$152,240	$147,554	$165,381	$157,571
Assumed Notes (2)	$4,365	$4,474	$7,636	$7,993
Other (2)	$4,588	$4,884	$4,774	$5,080

(1) As determined by market quotations as of December 31, 2014 and December 31, 2013, respectively (Level 1).
(2) As determined by discounted cash flows (Level 3).

12. Commitments and Contingencies

Facility and Equipment Leases

The $0.3 million of lease exit expense recorded for the year ended December 31, 2014, was due to $2.0 million of interest expense, offset partially by $1.7 million related to adjustments to lease exit accruals recorded in previous years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.   A summary of the activity of these operating lease accruals consists of the following:

(In thousands)
Balance, December 31, 2013	$27,234
Lease exit expense (1)	302
Payments (2)	(7,018)
Lease buyout (3)	(1,556)
Balance, December 31, 2014	$18,962

(1) Expense of approximately $0.2 million is recorded in interest expense, other, net, expense of approximately $0.3 million is recorded in selling, general and administrative expenses, and income of approximately $0.2 million is recorded in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.
(2) Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately
$0.8 million in continuing operations and $6.2 million in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.
(3) Amount represents write-off of accrual related to an early lease buyout agreement which was completed and paid, relieving Sonic of any future lease obligation.

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Sonic was in compliance with these covenants at December 31, 2014. Approximately 20% of these facility leases have payments that may vary based on interest rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum future lease payments for facility leases and future receipts from subleases as required under non-cancelable operating leases for both continuing and discontinued operations based on current interest rates in effect are as follows:

	Future Minimum Lease Payments, Net	Receipts from Future Subleases
Year Ending December 31,	(In thousands)

2015	$99,939	$(15,809)
2016	$91,042	$(14,370)
2017	$76,620	$(10,762)
2018	$64,124	$(9,154)
2019	$51,267	$(8,055)
Thereafter	$124,232	$(32,935)

Total lease expense for continuing operations for the years ended December 31, 2014, 2013 and 2012 was approximately $106.0 million, $99.6 million and $102.4 million, respectively. Total lease expense for discontinued operations for the years ended December 31, 2014, 2013 and 2012 was approximately $0.9 million, $1.1 million and $6.2 million, respectively. The total net contingent rent benefit related to a decrease in interest rates since the underlying leases commenced was approximately $2.0 million and $0.1 million for continuing and discontinued operations, respectively, for the year ended December 31, 2014 and was approximately $2.3 million and $0.6 million for continuing and discontinued operations, respectively, for each of the years ended December 31, 2013 and 2012.

Many of Sonic’s facility operating leases are subject to affirmative and financial covenant provisions related to a subordination and guaranty agreement executed with the landlord of many of its facility properties. The required financial covenants related to certain lease agreements are as follows:

Covenant
		Minimum	Maximum
	Minimum	Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Lease	Minimum
	Liquidity	Coverage	Adjusted Leverage	EBTDAR to
	Ratio	Ratio	Ratio	Rent Ratio

Required ratio	1.05	1.20	5.50	1.50
December 31, 2014 actual	1.20	1.61	4.12	3.56

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

In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk is approximately $91.1 million, which is the total of the receipts from future subleases

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the table under the heading “Facility and Equipment Leases” above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled approximately $5.2 million at December 31, 2014. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub-lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub-lessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $16.8 million at December 31, 2014. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2014.

Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8     million at December 31, 2014.

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

Included in other accrued liabilities and other long-term liabilities at December 31, 2014 was approximately $2.0 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings.  Included in other accrued liabilities at December 31, 2013 was approximately $1.2 million.  Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

13. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the year ended December 31, 2014 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Year Ended December 31, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2013	$(8,859)	$277	$(8,582)
Other comprehensive income (loss) before reclassifications (1)	(3,841)	(728)	(4,569)
Amounts reclassified out of accumulated
other comprehensive income (loss) (2)	6,727	-	6,727
Net current-period other comprehensive income (loss)	2,886	(728)	2,158
Balance at December 31, 2014	$(5,973)	$(451)	$(6,424)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Net of tax benefit of $2,354 related to gains and losses on cash flow hedges, and $446 related to the defined benefit pension plan.
(2)	Net of tax expense of $4,123.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans.”

14. Segment Information

As of December 31, 2014, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of traditional retail automotive franchises that sell new and used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers an opportunity to search, buy, service and sell their pre-owned vehicles.

The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group consisting of the Company’s Chief Executive Officer, President and Chief Strategic Officer and the Chief Financial Officer. The Company has determined that its operating segments also represent its reportable segments.

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, capital expenditures and total assets are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
Franchised Dealerships	$9,191,661	$8,843,168	$8,365,468
EchoPark	5,438	-	-
Total consolidated revenues	$9,197,099	$8,843,168	$8,365,468

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$230,733	$218,139	$221,721
EchoPark	(15,913)	(5,490)	(773)
Total segment income	214,820	212,649	220,948
Interest expense, other, net	(53,190)	(55,485)	(60,090)
Other income (expense), net	97	(28,143)	(19,625)
Income (loss) from continuing operations before taxes	$161,727	$129,021	$141,233
(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Floorplan interest expense:
Franchised Dealerships	$18,727	$21,954	$19,454
EchoPark	66	-	-
Total floorplan interest expense	$18,793	$21,954	$19,454

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Depreciation and amortization:
Franchised Dealerships	$58,001	$54,007	$45,285
EchoPark	259	-	-
Total depreciation and amortization	$58,260	$54,007	$45,285

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Capital expenditures:
Franchised Dealerships	$117,129	$151,947	$95,376
EchoPark	29,303	5,670	-
Total capital expenditures	$146,432	$157,617	$95,376

	December 31,
	2014	2013
	(In thousands)
Assets:
Franchised Dealerships	$1,841,962	$1,877,433
EchoPark	42,115	5,670
Corporate and other:
Cash and Cash Equivalents	4,182	3,016
Goodwill, Net	475,929	476,315
Other Intangible Assets, Net	83,720	87,866
Other Corporate and other assets	735,227	600,870
Total assets	$3,183,135	$3,051,170

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the accompanying Consolidated Statements of Income by quarter for the years ended December 31, 2014 and 2013:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2014
Total revenues (1)	$2,136,387	$2,353,280	$2,355,604	$2,351,828
Gross profit (1)	$329,000	$346,947	$341,489	$348,464
Net income (loss) (2)	$19,386	$26,993	$24,712	$26,126
Earnings (loss) per common share - Basic (2) (3)	$0.37	$0.51	$0.47	$0.51
Earnings (loss) per common share - Diluted (2) (3)	$0.36	$0.51	$0.47	$0.50

Year Ended December 31, 2013
Total revenues (1)	$2,083,166	$2,202,436	$2,242,197	$2,315,369
Gross profit (1)	$313,020	$323,806	$326,081	$338,700
Net income (loss) (2)	$21,291	$8,916	$23,327	$28,084
Earnings (loss) per common share - Basic (2) (3)	$0.40	$0.17	$0.44	$0.53
Earnings (loss) per common share - Diluted (2) (3)	$0.40	$0.17	$0.44	$0.53

Note: Operations are subject to seasonal variations. The first quarter generally contributes less operating profits than the second, third and fourth quarters. Parts and service demand remains more stable throughout the year. Amounts presented may differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with "Presentation of Financial Statements" in the ASC (see Note 2).
(1) Results are for continuing operations.
(2) Results include both continuing operations and discontinued operations.
(3) The sum of net income per common share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

Net income for the fourth quarter ended December 31, 2014 includes approximately $6.4 million of impairment charges, charges of approximately $1.0 million related to fire and storm damage and a $0.9 million tax expense item related to the disposition of dealership franchises.

Net income for the third quarter ended September 30, 2014 includes a gain of approximately $3.2 million from the sale of dealership franchises, offset partially by charges of approximately $2.0 million due to flood and hail damage and impairment charges of approximately $0.2 million.

Net income for the second quarter ended June 30, 2014 includes a gain of approximately $7.3 million from the sale of two dealership franchises, offset partially by charges of approximately $1.0 million due to hail damage and an approximately $0.3 million legal settlement reserve accrual.

Net income for the fourth quarter ended December 31, 2013 includes impairment charges of approximately $9.9 million.

Net income for the second quarter ended June 30, 2013 includes a loss on extinguishment of debt of approximately $28.2 million and a charge of approximately $0.8 million related to incremental interest incurred while both the 9.0% Notes and 5.0% Notes were outstanding.