Form 10-Q
period 2015-03-31
SONIC AUTOMOTIVE INC
filed 2015-05-08
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-13395

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

As of April 28, 2015, there were 38,841,740 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,202,323	$1,146,620
Used vehicles	593,742	559,816
Wholesale vehicles	41,656	41,598
Total vehicles	1,837,721	1,748,034
Parts, service and collision repair	323,194	318,771
Finance, insurance and other, net	74,600	69,581
Total revenues	2,235,515	2,136,386
Cost of Sales:
New vehicles	(1,138,973)	(1,079,947)
Used vehicles	(552,898)	(519,123)
Wholesale vehicles	(41,866)	(41,691)
Total vehicles	(1,733,737)	(1,640,761)
Parts, service and collision repair	(166,819)	(166,625)
Total cost of sales	(1,900,556)	(1,807,386)
Gross profit	334,959	329,000
Selling, general and administrative expenses	(270,862)	(263,973)
Impairment charges	(6,192)	(3)
Depreciation and amortization	(16,409)	(14,381)
Operating income (loss)	41,496	50,643
Other income (expense):
Interest expense, floor plan	(4,778)	(4,689)
Interest expense, other, net	(13,219)	(13,818)
Other income (expense), net	90	97
Total other income (expense)	(17,907)	(18,410)
Income (loss) from continuing operations before taxes	23,589	32,233
Provision for income taxes - benefit (expense)	(9,200)	(12,249)
Income (loss) from continuing operations	14,389	19,984
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(691)	(965)
Income tax benefit (expense)	269	367
Income (loss) from discontinued operations	(422)	(598)
Net income (loss)	$13,967	$19,386

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.28	$0.38
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)
Earnings (loss) per common share	$0.27	$0.37
Weighted average common shares outstanding	50,854	52,418

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.28	$0.38
Earnings (loss) per share from discontinued operations	(0.01)	(0.02)
Earnings (loss) per common share	$0.27	$0.36
Weighted average common shares outstanding	51,403	52,946

Dividends declared per common share	$0.025	$0.025

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Net income (loss)	$13,967	$19,386

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	(1,489)	1,673
Provision for income tax benefit (expense) related to
components of other comprehensive income (loss)	566	(636)
Other comprehensive income (loss)	(923)	1,037
Comprehensive income (loss)	$13,044	$20,423

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,958	$4,182
Receivables, net	315,106	371,994
Inventories	1,280,027	1,311,702
Other current assets	83,973	81,081
Total current assets	1,683,064	1,768,959
Property and Equipment, net	823,139	799,319
Goodwill	476,159	475,929
Other Intangible Assets, net	83,559	83,720
Other Assets	56,334	55,208
Total Assets	$3,122,255	$3,183,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$649,577	$711,618
Notes payable - floor plan - non-trade	541,919	551,118
Trade accounts payable	115,384	132,405
Accrued interest	12,531	12,409
Other accrued liabilities	203,846	208,654
Current maturities of long-term debt	38,237	30,802
Total current liabilities	1,561,494	1,647,006
Long-Term Debt	756,388	742,610
Other Long-Term Liabilities	71,215	69,200
Deferred Income Taxes	61,098	57,601
Commitments and Contingencies
Stockholders' Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized;
62,416,612 shares issued and 38,813,219 shares outstanding at
March 31, 2015; 62,046,966 shares issued and 38,890,533 shares
outstanding at December 31, 2014	624	620
Class B common stock; $0.01 par value; 30,000,000 shares authorized;
12,029,375 shares issued and outstanding at March 31, 2015
and December 31, 2014	121	121
Paid-in capital	702,423	697,760
Retained earnings	389,074	376,353
Accumulated other comprehensive income (loss)	(7,347)	(6,424)
Treasury stock, at cost; 23,603,393 Class A shares held
at March 31, 2015 and 23,156,433 Class A shares
held at December 31, 2014	(412,835)	(401,712)
Total Stockholders' Equity	672,060	666,718
Total Liabilities and Stockholders' Equity	$3,122,255	$3,183,135

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars and shares in thousands)

Balance at December 31, 2014	62,047	$620	(23,156)	$(401,712)	12,029	$121	$697,760	$376,353	$(6,424)	$666,718
Shares awarded under stock
compensation plans	370	4	-	-	-	-	1,877	-	-	1,881
Purchases of treasury stock	-	-	(447)	(11,123)	-	-	-	-	-	(11,123)
Income tax benefit associated with
stock compensation plans	-	-	-	-	-	-	394	-	-	394
Fair value of interest rate swap
agreements, net of tax
benefit of $566	-	-	-	-	-	-	-	-	(923)	(923)
Restricted stock amortization	-	-	-	-	-	-	2,392	-	-	2,392
Net income (loss)	-	-	-	-	-	-	-	13,967	-	13,967
Dividends ($0.025 per share)	-	-	-	-	-	-	-	(1,246)	-	(1,246)
Balance at March 31, 2015	62,417	$624	(23,603)	$(412,835)	12,029	$121	$702,423	$389,074	$(7,347)	$672,060

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,967	$19,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	16,408	14,379
Provision for bad debt expense	(2)	80
Other amortization	162	390
Debt issuance cost amortization	483	663
Debt discount amortization, net of premium amortization	36	24
Stock - based compensation expense	2,392	2,187
Deferred income taxes	4,063	5,758
Equity interest in earnings of investee	(32)	(49)
Asset impairment charges	6,192	3
Loss (gain) on disposal of dealerships and property and equipment	(95)	(807)
Loss (gain) on exit of leased dealerships	503	421
Changes in assets and liabilities that relate to operations:
Receivables	56,920	50,259
Inventories	31,675	12,095
Other assets	(5,089)	(16,304)
Notes payable - floor plan - trade	(62,041)	(49,439)
Trade accounts payable and other liabilities	(21,486)	(24,782)
Total adjustments	30,089	(5,122)
Net cash provided by (used in) operating activities	44,056	14,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	-	(2,573)
Purchases of land, property and equipment	(46,767)	(21,549)
Proceeds from sales of property and equipment	635	2,572
Proceeds from sales of dealerships	-	3,117
Net cash provided by (used in) investing activities	(46,132)	(18,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(9,199)	(24,592)
Borrowings on revolving credit facilities	120,534	48,509
Repayments on revolving credit facilities	(120,534)	(48,509)
Proceeds from issuance of long-term debt	25,618	40,422
Principal payments on long-term debt	(4,446)	(3,768)
Purchases of treasury stock	(11,123)	(8,388)
Income tax benefit (expense) associated with stock compensation plans	394	56
Issuance of shares under stock compensation plans	1,881	879
Dividends paid	(1,273)	(1,317)
Net cash provided by (used in) financing activities	1,852	3,292
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(224)	(877)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,182	3,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,958	$2,139

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit and expense of
$566 and $636 in the three months ended March 31, 2015 and 2014, respectively)	$(923)	$1,037
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$17,482	$18,111
Income taxes	$(667)	$2,688

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly-owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three months ended March 31, 2015 and 2014, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited consolidated financial statements included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. The ASU also requires that the amortization of debt issuance costs be reported as interest expense. For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted). The adoption of this ASU will impact the presentation of certain items in Sonic’s consolidated financial position and other disclosures.

Principles of Consolidation – All of Sonic’s dealership and non-dealership subsidiaries are wholly-owned and consolidated in the accompanying condensed consolidated financial statements, except for one 50% - owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease. See Note 12, “Commitments and Contingencies,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance, December 31, 2014	$18,962
Lease exit expense (1)	503
Payments (2)	(1,562)
Balance, March 31, 2015	$17,903

(1) Expense of approximately $0.4 million is recorded in income (loss) from discontinued operations and expense of approximately $0.1 million is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(2) Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately
$0.2 million in continuing operations and $1.4 million in income (loss) from discontinued operations in the accompanying condensed consolidated statements of income.

Income Tax Expense – The overall effective tax rate from continuing operations was 39.0% and 38.0% for the three months ended March 31, 2015 and 2014, respectively. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions and Dispositions

Acquisitions – Sonic acquired one luxury franchise during the three months ended March 31, 2014 for an aggregate purchase price of approximately $2.6 million. Sonic did not acquire any franchises during the three months ended March 31, 2015.

Dispositions – As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014, the FASB issued ASU 2014-08 which amended the definition of and reporting requirements for discontinued operations. Sonic elected to adopt and apply this guidance beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014. The results of operations for those dealerships that were classified as discontinued operations as of March 31, 2014 are included in income (loss) from discontinued operations in the accompanying condensed consolidated statements of income and will continue to be reported within discontinued operations in the future. Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Income (loss) from operations	$(335)	$(588)
Gain (loss) on disposal	-	(45)
Lease exit accrual adjustments and charges	(356)	(332)
Pre-tax income (loss)	$(691)	$(965)
Total revenues	$-	$-

Beginning with disposals occurring during the second quarter ended June 30, 2014, only the operating results of disposals that represent a strategic shift that has (or will have) a major impact on Sonic’s results of operations and financial position will be included in the income (loss) from discontinued operations in the accompanying condensed consolidated statements of income.

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Income (loss) from operations	$252	$(513)
Gain (loss) on disposal	(102)	363
Pre-tax income (loss)	$150	$(150)

Total revenues	$-	$72,449

3. Inventories

Inventories consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)

New vehicles	$856,967	$924,818
Used vehicles	246,713	214,015
Service loaners	115,741	112,520
Parts, accessories and other	60,606	60,349
Net inventories	$1,280,027	$1,311,702

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)

Land	$232,812	$224,124
Building and improvements	627,372	582,261
Office equipment and fixtures	164,731	151,165
Parts and service equipment	71,774	68,248
Company vehicles	8,969	8,958
Construction in progress	50,024	81,180
Total, at cost	1,155,682	1,115,936
Less accumulated depreciation	(332,543)	(316,617)
Property and equipment, net	$823,139	$799,319

In the three months ended March 31, 2015 and 2014, capital expenditures were approximately $46.8 million and $21.5 million, respectively. Capital expenditures in both periods were primarily related to real estate acquisitions, construction of new dealerships and EchoPark® stores, building improvements and equipment purchased for use in Sonic’s dealerships and EchoPark® stores.

Impairment charges for the three months ended March 31, 2015 were approximately $6.2 million, with $4.8 million recorded in the Franchised Dealerships segment and $1.4 million recorded in the EchoPark® segment, and primarily consist of the write-off of certain costs associated with abandoned website and software development projects in addition to the abandonment of certain construction projects.

5. Goodwill and Intangible Assets

The change in the carrying amount of franchise assets and goodwill for the three months ended March 31, 2015 was as follows:

	Franchise Assets	Net Goodwill
	(In thousands)

Balance, December 31, 2014	$77,100	$475,929	(1)
Prior year acquisition allocations	-	230
Balance, March 31, 2015	$77,100	$476,159	(1)

(1) Net of accumulated impairment losses of $796,725.

At December 31, 2014, Sonic had approximately $6.6 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2015 was approximately $6.5 million and is included in other intangible assets, net, in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
2014 Revolving Credit Facility (1)	$-	$-
7.0% Senior Subordinated Notes due 2022 (the "7.0% Notes")	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the "5.0% Notes")	300,000	300,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with
a weighted average of 10.19%)	3,496	4,367
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	145,732	147,554
Mortgage notes to finance companies-variable rate, bearing interest
at 1.25 to 3.50 percentage points above one-month LIBOR	142,305	118,368
Net debt discount and premium (2)	(1,724)	(1,761)
Other	4,816	4,884
Total debt	$794,625	$773,412
Less current maturities	(38,237)	(30,802)
Long-term debt	$756,388	$742,610

(1) The interest rate on the 2014 Revolving Credit Facility was 2.25% above LIBOR at March 31, 2015 and December 31, 2014.
(2) March 31, 2015 includes a $1.4 million discount associated with the 7.0% Notes, a $0.1 million premium associated with notes payable to a finance company and a $0.4 million discount associated with mortgage notes payable.
December 31, 2014 includes a $1.5 million discount associated with the 7.0% Notes, a $0.1 million premium associated with the notes payable to a finance company and a $0.4 million discount associated with mortgage notes payable.

2014 Credit Facilities

On July 23, 2014, Sonic entered into agreements to amend and restate its syndicated revolving credit agreement and syndicated new and used vehicle floor plan credit facilities. The amended and restated syndicated revolving credit agreement (the “2014 Revolving Credit Facility”) and the amended and restated syndicated new and used vehicle floor plan credit facilities (the “2014 Floor Plan Facilities” and, together with the 2014 Revolving Credit Facility, the “2014 Credit Facilities”) are scheduled to mature on August 15, 2019.

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of March 31, 2015, the Revolving Borrowing Base was approximately $181.8 million. As of March 31, 2015, Sonic had no outstanding borrowings and $25.5 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of $156.3 million under the 2014 Revolving Credit Facility. See Note 6, “Long-Term Debt,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion.

7.0% Senior Subordinated Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of unsecured senior subordinated 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. Interest on the 7.0% Notes is payable semi-annually in arrears on January 15 and July 15 of each year. See Note 6, “Long-Term Debt,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion.

5.0% Senior Subordinated Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. See Note 6, “Long-Term Debt,” of the notes to the

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion.

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that is being amortized over the lives of the Assumed Notes. At March 31, 2015, the outstanding principal balance on the Assumed Notes was approximately $3.5 million with a remaining unamortized premium balance of approximately $0.1 million.

Mortgage Notes

At March 31, 2015, Sonic had mortgage financing totaling approximately $288.0 million related to approximately 30% of its operating properties. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates range between 2015 and 2033. The weighted average interest rate was 3.57% at March 31, 2015.

Covenants

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of March 31, 2015. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

Covenant
		Minimum	Maximum
	Minimum	Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Lease
	Liquidity	Coverage	Adjusted Leverage
	Ratio	Ratio	Ratio

Required ratio	1.05	1.20	5.50
March 31, 2015 actual	1.21	1.64	4.16

The 2014 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2015, the ratio was 3.59 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at March 31, 2015 was a net liability of approximately $12.5 million, with $7.0 million included in other accrued liabilities and $5.5 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of these swap positions at December 31, 2014 was a net liability of approximately $11.1 million, with $8.2 million included in other accrued liabilities and $3.5 million included in other long-term liabilities, offset partially by an asset of approximately $0.6 million included in other assets in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.7		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.5		4.655%	one-month LIBOR	December 10, 2017
$7.3	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.3	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017

(1) The one-month LIBOR rate was approximately 0.179% at March 31, 2015.
(2) Changes in fair value are recorded through earnings.
(3) The effective date of these forward-starting swaps is July 1, 2015.
(4) The effective date of these forward-starting swaps is July 1, 2016.
(5) The effective date of this forward-starting swap is July 3, 2017.

For the interest rate swaps not designated as cash flow hedges (changes in the fair value of these swaps are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense, other, net, in the accompanying condensed consolidated statements of income. For the three months ended March 31, 2015 and 2014, these items were a benefit of approximately $0.1 million.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $2.3 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively, and is included in interest expense, other, net, in the accompanying condensed consolidated statements of income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $4.3 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,854	$14,389		$(422)		$13,967
Effect of participating securities:
Non-vested restricted stock
and restricted stock units		(5)		-		(5)
Basic earnings (loss) and shares	50,854	$14,384	$0.28	$(422)	$(0.01)	$13,962	$0.27
Effect of dilutive securities:
Stock compensation plans	549
Diluted earnings (loss) and shares	51,403	$14,384	$0.28	$(422)	$(0.01)	$13,962	$0.27

	Three Months Ended March 31, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,418	$19,984		$(598)		$19,386
Effect of participating securities:
Non-vested restricted stock
and restricted stock units		(63)		-		(63)
Basic earnings (loss) and shares	52,418	$19,921	$0.38	$(598)	$(0.01)	$19,323	$0.37
Effect of dilutive securities:
Stock compensation plans	528
Diluted earnings (loss) and shares	52,946	$19,921	$0.38	$(598)	$(0.02)	$19,323	$0.36

In addition to the stock options included in the table above, options to purchase approximately 0.4 million shares and 0.6 million shares of Class A common stock were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

8. Contingencies

Legal and Other Proceedings

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s results of operations, financial position or cash flows.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets was approximately $1.5 million and $0.3 million, respectively, at March 31, 2015, and approximately $2.0 million and $0.3 million, respectively, at December 31, 2014, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform their obligations under such leases, Sonic remains liable for the lease payments. See Note 12, “Commitments and Contingencies,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to, but that existed prior to, the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $16.8 million at both March 31, 2015 and December 31, 2014. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2015. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8 million at both March 31, 2015 and December 31, 2014.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2015	December 31, 2014
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$29,576	$27,552
Cash flow swaps designated as hedges (1)	-	618
Total assets	$29,576	$28,170

Liabilities:
Cash flow swaps designated as hedges (2)	$11,122	$10,251
Cash flow swaps not designated as hedges (3)	1,388	1,469
Deferred compensation plan (4)	16,527	15,863
Total liabilities	$29,037	$27,583

(1) Included in other assets in the accompanying condensed consolidated balance sheets.
(2) As of March 31, 2015, approximately $6.4 million and $4.7 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.
As of December 31, 2014, approximately $7.5 million and $2.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.
(3) As of March 31, 2015, approximately $0.6 million and $0.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.
As of December 31, 2014, approximately $0.7 million and $0.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.
(4) Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances in the three months ended March 31, 2015 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2015 have not changed since December 31, 2014.

As of March 31, 2015 and December 31, 2014, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the 2014 Credit Facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2015 and December 31, 2014, the fair value and carrying value of Sonic’s fixed rate long-term debt were as follows:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

7.0% Notes (1)	$218,000	$198,593	$216,000	$198,556
5.0% Notes (1)	$299,250	$300,000	$294,000	$300,000
Mortgage Notes (2)	$152,137	$145,732	$152,240	$147,554
Assumed Notes (2)	$3,494	$3,563	$4,365	$4,474
Other (2)	$4,530	$4,816	$4,588	$4,884

(1) As determined by market quotations as of March 31, 2015 and December 31, 2014, respectively (Level 1).
(2) As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Three Months Ended March 31, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2014	$(5,973)	$(451)	$(6,424)
Other comprehensive income (loss) before reclassifications (1)	(2,371)	-	(2,371)
Amounts reclassified out of accumulated
other comprehensive income (loss) (2)	1,448	-	1,448
Net current-period other comprehensive income (loss)	(923)	-	(923)
Balance at March 31, 2015	$(6,896)	$(451)	$(7,347)

(1) Net of tax benefit of $1,453.
(2) Net of tax expense of $887.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014.

11. Segment Information

As of March 31, 2015, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new and used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers an opportunity to search, buy, service and sell pre-owned vehicles.

The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group consisting of the Company’s Chief Executive Officer, President

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and Chief Strategic Officer and the Chief Financial Officer. The Company has determined that its operating segments also represent its reportable segments.

Reportable segment revenue and segment income are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues:
Franchised Dealerships	$2,219,830	$2,136,386
EchoPark®	15,685	-
Total consolidated revenues	$2,235,515	$2,136,386

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$43,072	$47,696
EchoPark®	(6,354)	(1,742)
Total segment income	36,718	45,954
Interest expense, other, net	(13,219)	(13,818)
Other income (expense), net	90	97
Income (loss) from continuing operations before taxes	$23,589	$32,233
(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Sonic Automotive, Inc. condensed consolidated financial statements and related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes thereto, “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2014.

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

We are one of the largest automotive retailers in the United States. As of March 31, 2015, we operated 118 franchises in 13 states (representing 25 different brands of cars and light trucks) and 19 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2015, we operated 100 franchised dealership stores and three EchoPark® stores.

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

As a result of the way we manage our business, as of March 31, 2015, we had two operating segments: Franchised Dealerships and EchoPark®.  The Franchised Dealerships segment is comprised of retail automotive franchises that sell new and used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of standalone pre-owned specialty retail locations that provide customers with a new, unique way to search, buy, service and sell pre-owned vehicles.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three months ended March 31, 2015 and 2014:

	Percentage of New Vehicle Revenue
	Three Months Ended March 31,
Brand	2015	2014

Luxury:
BMW	22.2%	20.5%
Mercedes	9.7%	9.5%
Lexus	5.8%	5.1%
Audi	4.5%	4.8%
Land Rover	4.5%	2.7%
Cadillac	3.2%	4.5%
Porsche	2.3%	2.2%
Mini	2.0%	2.1%
Acura	0.9%	1.0%
Jaguar	0.8%	0.8%
Infiniti	0.7%	0.8%
Volvo	0.6%	0.7%
Total Luxury	57.2%	54.7%
Mid-line Import:
Honda	15.3%	14.5%
Toyota	10.7%	10.0%
Volkswagen	1.7%	1.9%
Hyundai	1.4%	1.8%
Other (1)	1.2%	1.5%
Nissan	0.5%	1.1%
Total Mid-line Import	30.8%	30.8%
Domestic:
Ford	6.7%	8.7%
General Motors (2)	5.3%	5.8%
Total Domestic	12.0%	14.5%

Total	100.0%	100.0%

(1) Includes Kia, Scion and Subaru.
(2) Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three months ended March 31, 2015 are compared to the three months ended March 31, 2014. The following discussion of new vehicles, used vehicles, wholesale vehicles, Fixed Operations and F&I are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Vehicles

The automobile retail industry uses the Seasonally Adjusted Annual Rate (“SAAR”) to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The SAAR below reflects all brands marketed or sold in the United States. The SAAR includes brands we do not sell and markets in which we do not operate, therefore, our new vehicle sales may not trend directly with the SAAR.

	Three Months Ended March 31,
(in millions of vehicles)	2015	2014	% Change
SAAR	16.6	15.6	6.4%

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

Our reported new vehicle results (including fleet) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,202,323	$1,146,620	$55,703	4.9%
Gross profit	$63,350	$66,673	$(3,323)	(5.0%)
Unit sales	31,689	31,131	558	1.8%
Revenue per unit	$37,941	$36,832	$1,109	3.0%
Gross profit per unit	$1,999	$2,142	$(143)	(6.7%)
Gross profit as a % of revenue	5.3%	5.8%	(50)	bps

Our same store new vehicle results (including fleet) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,190,252	$1,110,066	$80,186	7.2%
Gross profit	$62,438	$64,632	$(2,194)	(3.4%)
Unit sales	31,336	30,082	1,254	4.2%
Revenue per unit	$37,984	$36,901	$1,083	2.9%
Gross profit per unit	$1,993	$2,149	$(156)	(7.3%)
Gross profit as a % of revenue	5.2%	5.8%	(60)	bps

During the three months ended March 31, 2015, we continued to test our True Price® new car pricing model. As we move toward our national One Sonic-One Experience launch (our new customer experience initiative), we believe we will become more aggressive in pricing as well as gain market share as customers benefit from the entire complement of our new shopping experience.

The increase in new vehicle revenue during the three months ended March 31, 2015, was primarily driven by a 4.2% increase in new vehicle unit sales volume. Also contributing to the increase in new vehicle revenue during the three months ended March 31, 2015 was a 2.9% increase in new vehicle revenue per unit. Excluding fleet sales (which we began to scale back in 2014), our retail new vehicle revenue increased 9.5%, and retail new unit sales volume increased 6.9% during the three months ended March 31, 2015. Our Land Rover, Lexus and Mercedes dealerships led our new retail unit sales volume growth with increases of 48.3%, 18.5% and 13.2%, respectively, in the three months ended March 31, 2015.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total new vehicle gross profit dollars decreased $2.2 million, or 3.4%, during the three months ended March 31, 2015. Our gross profit per new unit decrease of $156 per unit in the three months ended March 31, 2015 was driven primarily by our Honda, Ford and Toyota/Scion dealerships.

Our luxury dealerships (which include Cadillac) experienced a 13.3% increase in retail new vehicle revenue in the three months ended March 31, 2015, primarily due to a retail new unit sales volume increase of 9.2%. Luxury dealership retail new vehicle gross profit increased 5.9% during the three months ended March 31, 2015, primarily due to retail new unit sales volume increases at our Land Rover, Lexus and BMW dealerships. Luxury dealership retail new vehicle gross profit per unit decreased 3.0% during the three months ended March 31, 2015, driven primarily by our Mercedes, BMW and Audi dealerships.

Our mid-line import dealerships experienced a 6.9% increase in retail new vehicle revenue in the three months ended March 31, 2015, primarily due to a retail new unit sales volume increase of 7.8%. Mid-line import dealership retail new vehicle gross profit decreased 20.7% during the three months ended March 31, 2015, primarily due to gross profit decreases at our Honda, Toyota/Scion and Hyundai dealerships. Mid-line import dealership retail new vehicle gross per unit decreased 26.5% during the three months ended March 31, 2015, driven primarily by our Honda, Toyota/Scion and Hyundai dealerships.

Excluding fleet sales, our domestic dealerships experienced a 0.3% decrease in retail new vehicle revenue in the three months ended March 31, 2015, driven by a 3.3% decrease in retail new vehicle unit sales volume during the same period.  Our domestic dealerships experienced a 10.9% decrease in retail new vehicle gross profit in the three months ended March 31, 2015. Our General Motors dealerships (excluding Cadillac) experienced a 3.5% decrease in new retail unit sales volume during the three months ended March 31, 2015, and new retail vehicle gross profit per unit decrease of 6.9%. New retail unit sales volume and gross profit per unit at our Ford dealerships decreased 3.2% and 8.6%, respectively, during the three months ended March 31, 2015, driving a new vehicle gross profit decrease at our Ford dealerships of 11.5% during the three months ended March 31, 2015.

Including fleet sales, our domestic dealerships experienced a 14.8% decrease in new vehicle revenue in the three months ended March 31, 2015, driven by a 19.8% decrease in new vehicle unit sales volume. The unit sales volume decrease was partially offset by an increase in new vehicle price per unit of 6.2% in the three months ended March 31, 2015 as a result of a shift away from fleet sales. Domestic fleet unit sales volume decreased 84.8% in the three months ended March 31, 2015, driving an 82.0% decrease in domestic fleet revenue in the three months ended March 31, 2015. The decrease in fleet revenue and unit sales are due to a reduced focus on fleet sales as a result of our operational decision to move away from the low margin fleet business.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

Our reported used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$593,742	$559,816	$33,926	6.1%
Gross profit	$40,844	$40,693	$151	0.4%
Unit sales	28,135	27,657	478	1.7%
Revenue per unit	$21,103	$20,241	$862	4.3%
Gross profit per unit	$1,452	$1,471	$(19)	(1.3%)
Gross profit as a % of revenue	6.9%	7.3%	(40)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$572,759	$537,639	$35,120	6.5%
Gross profit	$40,013	$39,286	$727	1.9%
Unit sales	27,079	26,601	478	1.8%
Revenue per unit	$21,151	$20,211	$940	4.7%
Gross profit per unit	$1,478	$1,477	$1	0.1%
Gross profit as a % of revenue	7.0%	7.3%	(30)	bps

In the three months ended March 31, 2015, our used vehicle unit volume increased 1.8%. Gross profit for the three months ended March 31, 2015 increased 1.9% primarily as a result of a 2.9% increase in unit sales and a 17.5% increase in gross profit at our BMW stores. As we move toward our national One Sonic-One Experience launch and continue to test our used car pricing model with True Price®, we believe we will have the opportunity to experience gains in our used vehicle unit volume and used vehicle revenue levels.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume and are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

Our reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$41,656	$41,598	$58	0.1%
Gross profit (loss)	$(210)	$(93)	$(117)	(125.8%)
Unit sales	7,777	7,380	397	5.4%
Revenue per unit	$5,356	$5,637	$(281)	(5.0%)
Gross profit (loss) per unit	$(27)	$(13)	$(14)	(107.7%)
Gross profit (loss) as a % of revenue	(0.5%)	(0.2%)	(30)	bps

Our same store used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$40,773	$40,246	$527	1.3%
Gross profit (loss)	$(186)	$(23)	$(163)	(708.7%)
Unit sales	7,523	7,145	378	5.3%
Revenue per unit	$5,420	$5,633	$(213)	(3.8%)
Gross profit (loss) per unit	$(25)	$(3)	$(22)	(733.3%)
Gross profit (loss) as a % of revenue	(0.5%)	(0.1%)	(40)	bps

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale vehicle revenue increased 1.3% during the three months ended March 31, 2015. Wholesale gross loss for the three months ended March 31, 2015 increased $163 per unit primarily due to a change in the mix of sales.

SONIC AUTOMOTIVE, INC.

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

Our reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$137,623	$141,121	$(3,498)	(2.5%)
Warranty	53,498	46,591	6,907	14.8%
Wholesale parts	45,012	47,944	(2,932)	(6.1%)
Internal, sublet and other	87,061	83,115	3,946	4.7%
Total	$323,194	$318,771	$4,423	1.4%
Gross profit
Customer pay	$75,678	$77,999	$(2,321)	(3.0%)
Warranty	29,760	25,238	4,522	17.9%
Wholesale parts	8,138	8,161	(23)	(0.3%)
Internal, sublet and other	42,799	40,748	2,051	5.0%
Total	$156,375	$152,146	$4,229	2.8%
Gross profit as a % of revenue
Customer pay	55.0%	55.3%	(30)	bps
Warranty	55.6%	54.2%	140	bps
Wholesale parts	18.1%	17.0%	110	bps
Internal, sublet and other	49.2%	49.0%	20	bps
Total	48.4%	47.7%	70	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
Same Store:
Revenue
Customer pay	$135,768	$136,486	$(718)	(0.5%)
Warranty	52,971	44,774	8,197	18.3%
Wholesale parts	44,580	46,667	(2,087)	(4.5%)
Internal, sublet and other	84,956	80,559	4,397	5.5%
Total	$318,275	$308,486	$9,789	3.2%
Gross profit
Customer pay	$74,689	$75,558	$(869)	(1.2%)
Warranty	29,457	24,269	5,188	21.4%
Wholesale parts	8,052	7,907	145	1.8%
Internal, sublet and other	41,809	39,145	2,664	6.8%
Total	$154,007	$146,879	$7,128	4.9%
Gross profit as a % of revenue
Customer pay	55.0%	55.4%	(40)	bps
Warranty	55.6%	54.2%	140	bps
Wholesale parts	18.1%	16.9%	120	bps
Internal, sublet and other	49.2%	48.6%	60	bps
Total	48.4%	47.6%	80	bps

For the three months ended March 31, 2015, our total Fixed Operations customer pay revenue decreased 0.5%. Warranty revenue increased during the three months ended March 31, 2015 by 18.3%, led by increases in warranty activity at our BMW and Mercedes dealerships. Used vehicle reconditioning revenue increased 5.3% and wholesale parts revenue decreased 4.5%, contributing to the net increase. Fixed Operations customer pay revenue decreased 1.0% at our domestic and mid-line import dealerships and was flat at our luxury dealerships.

For the three months ended March 31, 2015, an increase in Fixed Operations revenue contributed approximately $4.7 million in additional gross profit and an increase in gross margin rate of 80 basis points contributed to a $2.4 million increase in gross profit. The gross margin rate increased primarily due to increased warranty activity at our BMW and Mercedes dealerships.

Finance, Insurance and Other, Net (“F&I”)

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

Our reported F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$74,600	$69,581	$5,019	7.2%
Gross profit per retail unit (excludes fleet)	$1,254	$1,206	$48	4.0%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$73,129	$67,182	$5,947	8.9%
Gross profit per retail unit (excludes fleet)	$1,260	$1,209	$51	4.2%

F&I revenues and F&I gross profit per unit increased during the three months ended March 31, 2015, primarily due to improved penetration rates on service contracts and aftermarket products as a result of increased visibility into performance drivers provided by our proprietary internal software applications. In addition, F&I revenues improved due to increases in total new and used retail (excluding fleet) unit volume of 4.5% for the three months ended March 31, 2015.

Finance contract revenue increased 9.5% for the three months ended March 31, 2015, compared to the prior year period, primarily due to increases in contract volume of 4.5%. The increase in finance contract revenue in the three months ended March 31, 2015 was further driven by increases in gross profit per contract of 4.8%. Finance contract revenue may experience compression if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs.

Service contract revenue increased 1.2% in the three months ended March 31, 2015. Total service contract volume increased 5.1% for the three months ended March 31, 2015, driven by a service contract penetration rate increase of 20 basis points for the three months ended March 31, 2015.

Other aftermarket contract revenue increased 13.9% in the three months ended March 31, 2015. Other aftermarket contract volume increased 11.2% in the three months ended March 31, 2015, driven by other aftermarket contract penetration rate increases of 850 basis points.

Segment Results

In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
Revenues:	(In thousands, except unit data)
Franchised Dealerships	$2,219,830	$2,136,386	$83,444	3.9%
EchoPark®	15,685	-	15,685	100.0%
Total consolidated revenues	$2,235,515	$2,136,386	$99,129	4.6%
Segment income (loss) (1):
Franchised Dealerships	$43,072	$47,696	$(4,624)	(9.7%)
EchoPark®	(6,354)	(1,742)	(4,612)	(264.8%)
Total segment income	36,718	45,954	(9,236)	(20.1%)
Interest expense, other, net	(13,219)	(13,818)	599	4.3%
Other income (expense), net	90	97	(7)	(7.2%)
Income (loss) from continuing operations before taxes	$23,589	$32,233	$(8,644)	(26.8%)
(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail unit sales volume:
Franchised Dealerships	58,809	57,686	1,123	1.9%
EchoPark®	660	-	660	100.0%
Total units retailed	59,469	57,686	1,783	3.1%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franchised Dealerships

See the previous headers “New Vehicles,” “Used Vehicles,” “Wholesale Vehicles,” “Parts, Service and Collision Repair” and “Finance, Insurance and Other, Net” for further discussion of the operating results of our Franchised Dealerships segment. The previous analyses include operating results for our EchoPark® segment as the results for EchoPark® are not material to the combined operating results.

EchoPark®

We opened the first two EchoPark® specialty retail locations in November and December 2014, and we opened one additional location in January 2015. Our EchoPark® business operates independently from the previously existing new and used sales operations and introduces customers to an exciting shopping and buying experience. During the three months ended March 31, 2015, our EchoPark® business generated approximately $15.7 million of revenue, gross profit of $1.8 million and incurred a $6.4 million operating loss through the sale of 660 pre-owned vehicles. Included in the $6.4 million operating loss during the three months ended March 31, 2015, is a $1.4 million impairment charge for software development.

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

The following table sets forth information related to our reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
SG&A expenses	(In thousands)
Compensation	$161,858	$157,154	$(4,704)	(3.0%)
Advertising	15,332	14,119	(1,213)	(8.6%)
Rent	18,254	18,535	281	1.5%
Other	75,418	74,165	(1,253)	(1.7%)
Total	$270,862	$263,973	$(6,889)	(2.6%)
SG&A expenses as a % of gross profit
Compensation	48.3%	47.8%	(50)	bps
Advertising	4.6%	4.3%	(30)	bps
Rent	5.4%	5.6%	20	bps
Other	22.6%	22.5%	(10)	bps
Total	80.9%	80.2%	(70)	bps

Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit for the three months ended March 31, 2015, due primarily to costs related to our EchoPark®, One Sonic-One Experience and other strategic initiatives, among other cost drivers as discussed below. Included in total SG&A expenses are certain costs related to EchoPark®, the implementation of One Sonic-One Experience and the centralization of certain accounting and business office functions. The combined effect of these strategic initiatives on total SG&A as a percentage of gross profit was an increase of 230 basis points in the three months ended March 31, 2015, compared to the prior year period. Excluding the combined effect of these initiatives, total SG&A as a percentage of gross profit would have decreased 160 basis points for the three months ended March 31, 2015, compared to the prior year period.

Compensation costs as a percentage of gross profit increased 50 basis points in the three months ended March 31, 2015, primarily due to medical insurance claims, $0.9 million of severance costs, and increased headcount related to demand from higher Fixed Operations activity levels and EchoPark® staffing.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the three months ended March 31, 2015, total advertising expense increased as a percentage of gross profit due to increased advertising programs for EchoPark® and One-Sonic-One-Experience.

Rent expense as a percentage of gross profit decreased 20 basis points in the three months ended March 31, 2015, primarily due to higher gross profit levels and the purchase of properties that were previously leased.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the three months ended March 31, 2015, primarily due to increases in outside contractors and IT expenses related to EchoPark® and One Sonic-One Experience and legal fees.

Impairment Charges

Impairment charges increased approximately $6.2 million during the three months ended March 31, 2015.  Impairment charges for the three months ended March 31, 2015 include the write-off of certain costs associated with website and software development projects as well as abandonment of certain construction projects.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $2.0 million, or 14.1%, during the three months ended March 31, 2015. The increase is primarily related to completed construction projects that were placed in service subsequent to March 31, 2014.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations decreased approximately $0.1 million, or 2.4%, in the three months ended March 31, 2015. The average new vehicle floor plan notes payable balance for continuing operations decreased approximately $0.1 million in the three months ended March 31, 2015, which had minimal effect on new vehicle floor plan interest expense. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.57% in the three months ended March 31, 2015, compared to 1.61% in the three months ended March 31, 2014, which resulted in a decrease in interest expense of approximately $0.1 million in the three months ended March 31, 2015.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.2 million, or 65.1%, in the three months ended March 31, 2015. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $31.9 million in the three months ended March 31, 2015, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.15% in the three months ended March 31, 2015, compared to 1.97% in the three months ended March 31, 2014, which resulted in an increase in interest expense of approximately $0.1 million.

Interest Expense, Other, Net

Interest expense, other, net, includes both cash and non-cash interest charges, and is summarized in the schedule below:

	Three Months Ended March 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
Stated/coupon interest	$10,355	$10,249	$(106)	(1.0%)
Discount/premium amortization	37	34	(3)	(8.8%)
Deferred loan cost amortization	618	798	180	22.6%
Cash flow swap interest	2,225	2,826	601	21.3%
Capitalized interest	(228)	(258)	(30)	(11.6%)
Other interest	212	169	(43)	(25.4%)
Total	$13,219	$13,818	$599	4.3%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense, other, net, decreased approximately $0.6 million during the three months ended March 31, 2015, primarily due to a decrease in cash flow swap interest payments due to the expiration of two interest rate swaps during the third quarter ended September 30, 2014.

Income Taxes

The overall effective tax rate from continuing operations was 39.0% and 38.0% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Income (loss) from operations	$(335)	$(588)
Gain (loss) on disposal	-	(45)
Lease exit accrual adjustments and charges	(356)	(332)
Pre-tax income (loss)	$(691)	$(965)
Total revenues	$-	$-

See the discussion of our adoption of ASU 2014-08 in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014. We do not expect significant activity classified as discontinued operations in the future due to the change in the definition of a discontinued operation. The results of operations for those dealerships and franchises that were classified as discontinued operations as of March 31, 2014 will continue to be reported within discontinued operations in the future.

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2014 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We had the following liquidity resources available as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$3,958	$4,182
Availability under our revolving credit facility	156,322	165,560
Availability under our used floor plan facilities	21,594	22,642
Floor plan deposit balance	56,000	57,500
Total available liquidity resources	$237,874	$249,884

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $56.0 million and $57.5 million as of March 31, 2015 and December 31, 2014, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying condensed consolidated statements of cash flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying condensed consolidated statements of income. In the three months ended March 31, 2015, the reduction in interest expense, floor plan, was approximately $0.3 million.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.61% and 1.63% in the three months ended March 31, 2015 and 2014, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $9.1 million and $8.8 million of floor plan assistance in the three months ended March 31, 2015 and 2014, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $8.5 million and $9.0 million in the three months ended March 31, 2015 and 2014, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

Dealership Acquisitions and Dispositions

See Note 2, “Business Acquisitions and Dispositions,” to the accompanying condensed consolidated financial statements.

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages, or, alternatively, through our credit facilities. We also fund these projects through cash flows from operations.

Capital expenditures in the three months ended March 31, 2015 were approximately $46.8 million. Of this amount, approximately $30.5 million was related to facility construction projects in the three months ended March 31, 2015. Fixed assets

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

utilized in our dealership operations accounted for the remaining $16.3 million of the capital expenditures in the three months ended March 31, 2015.

Of the capital expenditures in the three months ended March 31, 2015, approximately $25.6 million was funded through mortgage financing and approximately $21.2 million was funded through cash from operations and use of our credit facilities. As of March 31, 2015, commitments for facilities construction projects totaled approximately $40.2 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2015, we repurchased approximately 0.4 million shares of our Class A common stock for approximately $11.1 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. As of March 31, 2015, our total remaining repurchase authorization was approximately $68.4 million. Under the 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2014 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the three months ended March 31, 2015, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of March 13, 2015 to be paid on April 15, 2015. Subsequent to March 31, 2015, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.025 per share for stockholders of record on June 15, 2015 to be paid on July 15, 2015. Under the 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

In the three months ended March 31, 2015, net cash provided by operating activities was approximately $44.1 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables and inventories, offset partially by decreases in trade accounts payable and other liabilities and a decrease in notes payable – floor plan – trade. In the three months ended March 31, 2014, net cash provided by operating activities was approximately $14.3 million. This net generation of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables, offset partially by a decrease in notes payable – floor plan – trade.

Net cash used in investing activities in the three months ended March 31, 2015 was approximately $46.1 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2014 was approximately $18.4 million. This use of cash was primarily comprised of purchases of land, property and equipment.

Net cash provided by financing activities in the three months ended March 31, 2015 was approximately $1.9 million. This provision of cash was comprised primarily of cash inflows related to proceeds from issuance of mortgage-related long-term debt, offset partially by a decrease in notes payable – floor plan – non-trade and purchases of treasury stock.  Net cash provided by financing activities in the three months ended March 31, 2014 was approximately $3.3 million. This provision of cash was comprised primarily of cash inflows related to proceeds from issuance of mortgage-related long-term debt, offset partially by principal payments on long-term debt, purchases of treasury stock and repayments of notes payable – floor plan – non-trade.

SONIC AUTOMOTIVE, INC.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $71.2 million and $74.0 million in the three months ended March 31, 2015 and 2014, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $34.9 million and net cash used in operating activities of approximately $10.3 million in the three months ended March 31, 2015 and 2014, respectively.

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” to the accompanying condensed consolidated financial statements. See also “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Off-Balance Sheet Arrangements

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1.0 billion at March 31, 2015. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.5 million in the three months ended March 31, 2015. Of the total change in interest expense, approximately $2.2 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2015 due to the leases containing LIBOR floors which were above the LIBOR rate during the three months ended March 31, 2015.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at March 31, 2015 was a net liability of approximately $12.5 million, with $7.0 million included in other accrued liabilities and $5.5 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.7		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.5		4.655%	one-month LIBOR	December 10, 2017
$7.3	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.3	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017

(1) The one-month LIBOR rate was approximately 0.179% at March 31, 2015.
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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s results of operations, financial position or cash flows.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

January 2015	1	$25.86	1	$79,470
February 2015	1	25.13	1	79,458
March 2015	445	24.88	445	68,364
Total	447	$24.89	447	$68,364

(1) All shares repurchased were part of publicly announced share repurchase programs.
(2) Our active publicly announced Class A common stock repurchase authorization plans do not have an expiration date and current remaining availability is as follows:

				(In thousands)
February 2013 authorization				$100,000
Total active plan repurchases prior to March 31, 2015				(31,636)
Current remaining availability as of March 31, 2015				$68,364

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SONIC AUTOMOTIVE, INC.

Uncertainty of Forward Looking Statements and Information

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report, as well as:

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

These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the SEC.

SONIC AUTOMOTIVE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: May 8, 2015	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 8, 2015	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer

SONIC AUTOMOTIVE, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.