Form 10-Q
period 2015-06-30
SONIC AUTOMOTIVE INC
filed 2015-07-23
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 17, 2015, there were 38,696,067 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,295,288	$1,298,777	$2,497,610	$2,445,397
Used vehicles	658,794	603,868	1,252,536	1,163,684
Wholesale vehicles	41,131	44,765	82,789	86,363
Total vehicles	1,995,213	1,947,410	3,832,935	3,695,444
Parts, service and collision repair	346,164	329,134	669,358	647,905
Finance, insurance and other, net	82,363	76,736	156,963	146,317
Total revenues	2,423,740	2,353,280	4,659,256	4,489,666
Cost of Sales:
New vehicles	(1,230,352)	(1,224,584)	(2,369,325)	(2,304,531)
Used vehicles	(618,098)	(566,395)	(1,170,996)	(1,085,517)
Wholesale vehicles	(43,807)	(46,079)	(85,673)	(87,772)
Total vehicles	(1,892,257)	(1,837,058)	(3,625,994)	(3,477,820)
Parts, service and collision repair	(175,929)	(169,275)	(342,749)	(335,899)
Total cost of sales	(2,068,186)	(2,006,333)	(3,968,743)	(3,813,719)
Gross profit	355,554	346,947	690,513	675,947
Selling, general and administrative expenses	(284,661)	(268,914)	(555,523)	(532,887)
Impairment charges	(10,469)	(4)	(16,661)	(7)
Depreciation and amortization	(17,294)	(14,431)	(33,703)	(28,812)
Operating income (loss)	43,130	63,598	84,626	114,241
Other income (expense):
Interest expense, floor plan	(5,345)	(4,846)	(10,123)	(9,535)
Interest expense, other, net	(13,054)	(13,865)	(26,274)	(27,683)
Other income (expense), net	10	3	100	100
Total other income (expense)	(18,389)	(18,708)	(36,297)	(37,118)
Income (loss) from continuing operations before taxes	24,741	44,890	48,329	77,123
Provision for income taxes for continuing operations - benefit (expense)	(9,649)	(17,829)	(18,848)	(30,078)
Income (loss) from continuing operations	15,092	27,061	29,481	47,045
Discontinued operations:
Income (loss) from discontinued operations before taxes	(509)	(127)	(1,200)	(1,092)
Provision for income taxes for discontinued operations - benefit (expense)	198	59	468	426
Income (loss) from discontinued operations	(311)	(68)	(732)	(666)
Net income (loss)	$14,781	$26,993	$28,749	$46,379

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.30	$0.51	$0.58	$0.89
Earnings (loss) per share from discontinued operations	(0.01)	-	(0.01)	(0.01)
Earnings (loss) per common share	$0.29	$0.51	$0.57	$0.88
Weighted average common shares outstanding	50,784	52,514	50,819	52,466

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.30	$0.51	$0.57	$0.89
Earnings (loss) per share from discontinued operations	(0.01)	-	(0.01)	(0.02)
Earnings (loss) per common share	$0.29	$0.51	$0.56	$0.87
Weighted average common shares outstanding	51,093	52,930	51,247	52,938

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Net income (loss)	$14,781	$26,993	$28,749	$46,379
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	1,439	(487)	(50)	1,186
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(547)	185	19	(451)
Other comprehensive income (loss)	892	(302)	(31)	735
Comprehensive income (loss)	$15,673	$26,691	$28,718	$47,114

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,552	$4,182
Receivables, net	308,853	371,994
Inventories	1,441,148	1,311,702
Other current assets	81,755	81,081
Total current assets	1,835,308	1,768,959
Property and Equipment, net	829,698	799,319
Goodwill	473,713	475,929
Other Intangible Assets, net	80,998	83,720
Other Assets	55,778	55,208
Total Assets	$3,275,495	$3,183,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$763,523	$711,618
Notes payable - floor plan - non-trade	545,901	551,118
Trade accounts payable	113,621	132,405
Accrued interest	12,524	12,409
Other accrued liabilities	198,896	208,654
Current maturities of long-term debt	38,536	30,802
Total current liabilities	1,673,001	1,647,006
Long-Term Debt	780,883	742,610
Other Long-Term Liabilities	70,198	69,200
Deferred Income Taxes	65,979	57,601
Commitments and Contingencies
Stockholders' Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 62,451,254 shares issued and 38,696,067 shares outstanding at June 30, 2015; 62,046,966 shares issued and 38,890,533 shares outstanding at December 31, 2014	625	620
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2015 and December 31, 2014	121	121
Paid-in capital	705,046	697,760
Retained earnings	402,575	376,353
Accumulated other comprehensive income (loss)	(6,455)	(6,424)
Treasury stock, at cost; 23,755,187 Class A shares held at June 30, 2015 and 23,156,433 Class A shares held at December 31, 2014.	(416,478)	(401,712)
Total Stockholders' Equity	685,434	666,718
Total Liabilities and Stockholders' Equity	$3,275,495	$3,183,135

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars and shares in thousands)
Balance at December 31, 2014	62,047	$620	(23,156)	$(401,712)	12,029	$121	$697,760	$376,353	$(6,424)	$666,718
Shares awarded under stock compensation plans	383	5	-	-	-	-	2,127	-	-	2,132
Purchases of treasury stock	-	-	(599)	(14,766)	-	-	-	-	-	(14,766)
Income tax benefit associated with stock compensation plans	-	-	-	-	-	-	416	-	-	416
Fair value of interest rate swap agreements, net of tax benefit of $19	-	-	-	-	-	-	-	-	(31)	(31)
Restricted stock amortization	-	-	-	-	-	-	4,743	-	-	4,743
Other	21	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	28,749	-	28,749
Dividends ($0.05 per share)	-	-	-	-	-	-	-	(2,527)	-	(2,527)
Balance at June 30, 2015	62,451	$625	(23,755)	$(416,478)	12,029	$121	$705,046	$402,575	$(6,455)	$685,434

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,749	$46,379
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	33,701	28,809
Provision for bad debt expense	1,425	191
Other amortization	325	780
Debt issuance cost amortization	966	1,144
Debt discount amortization, net of premium amortization	83	29
Stock - based compensation expense	4,743	4,181
Deferred income taxes	8,396	14,198
Equity interest in earnings of investee	(143)	(141)
Asset impairment charges	16,661	7
Loss (gain) on disposal of dealerships and property and equipment	(1,202)	(8,193)
Loss (gain) on exit of leased dealerships	707	624
Changes in assets and liabilities that relate to operations:
Receivables	65,824	63,214
Inventories	(129,446)	(44,708)
Other assets	(4,163)	(41,474)
Notes payable - floor plan - trade	51,905	23,096
Trade accounts payable and other liabilities	(24,422)	(34,496)
Total adjustments	25,360	7,261
Net cash provided by (used in) operating activities	54,109	53,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	-	(2,573)
Purchases of land, property and equipment	(82,922)	(48,586)
Proceeds from sales of property and equipment	775	3,954
Proceeds from sales of dealerships	1,250	27,235
Distributions from equity investee	225	400
Net cash provided by (used in) investing activities	(80,672)	(19,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(5,217)	(55,628)
Borrowings on revolving credit facilities	238,672	59,429
Repayments on revolving credit facilities	(229,674)	(59,429)
Proceeds from issuance of long-term debt	46,075	40,421
Principal payments on long-term debt	(9,149)	(7,937)
Purchases of treasury stock	(14,766)	(11,155)
Income tax benefit (expense) associated with stock compensation plans	416	332
Issuance of shares under stock compensation plans	2,132	2,527
Dividends paid	(2,556)	(2,647)
Net cash provided by (used in) financing activities	25,933	(34,087)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(630)	(17)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,182	3,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,552	$2,999

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit and expense of
$19 and $451 in the six months ended June 30, 2015 and 2014, respectively)	$(31)	$735
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$35,825	$36,804
Income taxes	$7,768	$23,708

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly-owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and six months ended June 30, 2015 and 2014, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited consolidated financial statements included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Also in April 2015, the FASB issued ASU 2015-05 related to customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after

December 15, 2015 (early adoption is permitted). Sonic does not expect this ASU to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2014	$18,962
Lease exit expense (1)	707
Payments (2)	(3,066)
Balance at June 30, 2015	$16,603

(1)

Expense of approximately $0.1 million is recorded in interest expense, other, net, and expense of approximately $0.6 million is recorded in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense, with approximately $0.4 million in selling, general and administrative expenses, and $2.7 million in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.

Income Tax Expense – The overall effective tax rate from continuing operations was 39.0% for both the three and six months ended June 30, 2015, and was 39.7% and 39.0% for the three and six months ended June 30, 2014, respectively. Sonic’s effective tax

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

2. Business Acquisitions and Dispositions

Acquisitions – Sonic acquired one luxury franchise during the six months ended June 30, 2014 for an aggregate purchase price of approximately $2.6 million. Sonic did not acquire any franchises during the six months ended June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(393)	$(181)	$(645)	$(770)
Gain (loss) on disposal	-	97	-	53
Lease exit accrual adjustments and charges	(116)	(43)	(555)	(375)
Pre-tax income (loss)	$(509)	$(127)	$(1,200)	$(1,092)
Total revenues	$-	$-	$-	$-

Beginning with disposals occurring during the three months ended June 30, 2014, only the operating results of disposals that represent a strategic shift that has (or will have) a major impact on Sonic’s results of operations and financial position will be included in the income (loss) from discontinued operations in the accompanying condensed consolidated statements of income. Sonic disposed of one franchise during the three and six months ended June 30, 2015 that generated net cash of approximately $1.3 million. Sonic disposed of two franchises during the three months ended June 30, 2014 and disposed of three franchises during the six months ended June 30, 2014. These disposals generated net cash from disposition in those periods of approximately $13.3 million and $15.2 million, respectively.

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(998)	$719	$(1,280)	$205
Gain (loss) on disposal	1,057	7,260	955	7,624
Property impairment charges	(10,096)	-	(10,096)	-
Pre-tax income (loss)	$(10,037)	$7,979	$(10,421)	$7,829
Total revenues	$4,504	$82,783	$10,603	$155,232

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

Inventories consists of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
New vehicles	$1,028,430	$924,818
Used vehicles	232,773	214,015
Service loaners	117,639	112,520
Parts, accessories and other	62,306	60,349
Net inventories	$1,441,148	$1,311,702

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Land	$244,004	$224,124
Building and improvements	632,443	582,261
Office equipment and fixtures	174,083	151,165
Parts and service equipment	73,806	68,248
Company vehicles	8,997	8,958
Construction in progress	45,503	81,180
Total, at cost	1,178,836	1,115,936
Less accumulated depreciation	(349,138)	(316,617)
Property and equipment, net	$829,698	$799,319

In the three and six months ended June 30, 2015, capital expenditures were approximately $36.2 million and $82.9 million, respectively, and in the three and six months ended June 30, 2014, capital expenditures were approximately $27.0 million and $48.6 million, respectively. Capital expenditures in both periods were primarily related to real estate acquisitions, construction of new dealerships and EchoPark® stores, building improvements and equipment purchased for use in Sonic’s dealerships and EchoPark® stores.

Impairment charges for the three and six months ended June 30, 2015 were approximately $10.5 million and $16.7 million, respectively. Impairment charges for the three and six months ended June 30, 2015 include the write-off of goodwill, intangible assets, property and equipment as part of the disposal of a franchise, the write-off of certain costs associated with website and software development projects as well as abandonment of certain construction projects.

5. Goodwill and Intangible Assets

The change in the carrying amount of franchise assets and goodwill for the six months ended June 30, 2015 is as follows:

	Franchise Assets	Net Goodwill
	(In thousands)

Balance at December 31, 2014	$77,100	$475,929	(1)
Prior year acquisition allocations	-	230
Reductions from dispositions	(2,400)	(2,446)
Balance at June 30, 2015	$74,700	$473,713	(1)

(1)	Net of accumulated impairment losses of $796,725.

At December 31, 2014, Sonic had approximately $6.6 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2015 was approximately $6.3 million and is included in other intangible assets, net, in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
2014 Revolving Credit Facility (1)	$8,998	$-
7.0% Senior Subordinated Notes due 2022 (the "7.0% Notes")	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the "5.0% Notes")	300,000	300,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	2,604	4,367
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	164,281	147,554
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	140,439	118,368
Net debt discount and premium (2)	(1,678)	(1,761)
Other	4,775	4,884
Total debt	$819,419	$773,412
Less current maturities	(38,536)	(30,802)
Long-term debt	$780,883	$742,610

(1)	The interest on the 2014 Revolving Credit Facility was 2.25% above LIBOR at June 30, 2015 and December 31, 2014.
(2)

June 30, 2015 includes a $1.4 million discount associated with the 7.0% Notes and a $0.3 million discount associated with mortgage notes payable. December 31, 2014 includes a $1.5 million discount associated with the 7.0% Notes, a $0.1 million premium associated with notes payable to a finance company and a $0.4 million discount associated with mortgage notes payable.

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

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of June 30, 2015, the Revolving Borrowing Base was approximately $178.4 million. As of June 30, 2015, Sonic had approximately $9.0 million of outstanding borrowings and $25.2 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of $144.2 million under the 2014 Revolving Credit Facility. See Note 6, “Long-Term Debt,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion.

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

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that is being amortized over the lives of the Assumed Notes. At June 30, 2015, the outstanding principal balance on the Assumed Notes was approximately $2.6 million.

Mortgage Notes

At June 30, 2015, Sonic had mortgage financing totaling approximately $304.7 million related to approximately 30% of its operating properties. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates range between 2015 and 2033. The weighted average interest rate was 3.65% at June 30, 2015.

Covenants

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of June 30, 2015. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50
June 30, 2015 actual	1.19	1.75	4.24

The 2014 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2015, the ratio was 3.60 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at June 30, 2015 was a liability of approximately $10.9 million, with $5.7 million included in other accrued liabilities and $5.2 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of these swap positions at December 31, 2014 was a net liability of approximately $11.1 million, with $8.2 million included in other accrued liabilities and $3.5 million included in other long-term liabilities, offset partially by an asset of approximately $0.6 million included in other assets in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.7		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.5		4.655%	one-month LIBOR	December 10, 2017
$7.3	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.3	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(6)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(7)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(7)	2.313%	one-month LIBOR	July 1, 2019

(1)	The one-month LIBOR rate was approximately 0.187% at June 30, 2015.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of these forward-starting swaps is July 1, 2016.
(5)	The effective date of this forward-starting swap is July 3, 2017.
(6)	The effective date of this forward-starting swap is July 1, 2017.
(7)	The effective date of these forward-starting swaps is July 2, 2018.

During the three months ended June 30, 2015, Sonic entered into four forward-starting interest rate cash flow swap agreements with notional amounts of $125.0 million, $125.0 million, $50.0 million and $200.0 million. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the accompanying condensed consolidated statements of comprehensive income.

For the interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net, in the accompanying condensed consolidated statements of income. For the three and six months ended June 30, 2015, these items were a benefit of approximately $0.2 million and $0.3 million, respectively, and for the three and six months ended June 30, 2014, these items were a benefit of approximately $0.1 million and $0.2 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $2.3 million and $4.6 million for the three and six months ended June 30, 2015, respectively, and $3.0 million and $5.9 million for the three and six months ended June 30, 2014, respectively, and is included in interest expense, other, net, in the accompanying condensed consolidated statements of income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $3.5 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,784	$15,092		$(311)		$14,781
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(7)		-		(7)
Basic earnings (loss) and shares	50,784	$15,085	$0.30	$(311)	$(0.01)	$14,774	$0.29
Effect of dilutive securities:
Stock compensation plans	309
Diluted earnings (loss) and shares	51,093	$15,085	$0.30	$(311)	$(0.01)	$14,774	$0.29
	Three Months Ended June 30, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,514	$27,061		$(68)		$26,993
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(87)		-		(87)
Basic earnings (loss) and shares	52,514	$26,974	$0.51	$(68)	$-	$26,906	$0.51
Effect of dilutive securities:
Stock compensation plans	416
Diluted earnings (loss) and shares	52,930	$26,974	$0.51	$(68)	$-	$26,906	$0.51

	Six Months Ended June 30, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,819	$29,481		$(732)		$28,749
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(14)		-		(14)
Basic earnings (loss) and shares	50,819	$29,467	$0.58	$(732)	$(0.01)	$28,735	$0.57
Effect of dilutive securities:
Stock compensation plans	428
Diluted earnings (loss) and shares	51,247	$29,467	$0.57	$(732)	$(0.01)	$28,735	$0.56

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,466	$47,045		$(666)		$46,379
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(151)		-		(151)
Basic earnings (loss) and shares	52,466	$46,894	$0.89	$(666)	$(0.01)	$46,228	$0.88
Effect of dilutive securities:
Stock compensation plans	472
Diluted earnings (loss) and shares	52,938	$46,894	$0.89	$(666)	$(0.02)	$46,228	$0.87

In addition to the stock options included in the table above, options to purchase approximately 0.4 million shares of Class A common stock were outstanding at June 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

Included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets was approximately $0.9 million and $0.2 million, respectively, at June 30, 2015, and approximately $2.0 million and $0.3 million, respectively, at December 31, 2014, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to, but that existed prior to, the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $6.8 million and $16.8 million at June 30, 2015 and December 31, 2014, respectively. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2015. Sonic also guarantees the floor plan commitments of its 50% -owned joint venture, the amount of which was approximately $2.8 million at both June 30, 2015 and December 31, 2014.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2015	December 31, 2014
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$29,674	$27,552
Cash flow swaps designated as hedges (1)	-	618
Total assets	$29,674	$28,170

Liabilities:
Cash flow swaps designated as hedges (2)	$9,683	$10,251
Cash flow swaps not designated as hedges (3)	1,233	1,469
Deferred compensation plan (4)	16,361	15,863
Total liabilities	$27,277	$27,583

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
(2)

As of June 30, 2015, approximately $5.1 million and $4.6 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, approximately $7.5 million and $2.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(3)

As of June 30, 2015, approximately $0.6 million was included in both other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2014, approximately $0.7 million and $0.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances in the three and six months ended June 30, 2015 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2015 have not changed since December 31, 2014.

As of June 30, 2015 and December 31, 2014, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the 2014 Credit Facilities and certain mortgage notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2015 and December 31, 2014, the fair value and carrying value of Sonic’s fixed rate long-term debt were as follows:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$217,000	$198,630	$216,000	$198,556
5.0% Notes (1)	$294,000	$300,000	$294,000	$300,000
Mortgage Notes (2)	$168,499	$164,281	$152,240	$147,554
Assumed Notes (2)	$2,602	$2,641	$4,365	$4,474
Other (2)	$4,487	$4,775	$4,588	$4,884

(1)	As determined by market quotations as of June 30, 2015 and December 31, 2014, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3)

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2015 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Six Months Ended June 30, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2014	$(5,973)	$(451)	$(6,424)
Other comprehensive income (loss) before reclassifications (1)	(2,922)	-	(2,922)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	2,891	-	2,891
Net current-period other comprehensive income (loss)	(31)	-	(31)
Balance at June 30, 2015	$(6,004)	$(451)	$(6,455)

(1)	Net of tax benefit of $1,791.
(2)	Net of tax expense of $1,772.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014.

11. Segment Information

As of June 30, 2015, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new and used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers an opportunity to search, buy, service and sell pre-owned vehicles.

The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group consisting of the Company’s Executive Chairman, Chief Executive Officer and President and Chief Financial Officer. The Company has determined that its operating segments also represent its reportable segments.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment revenue and segment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Franchised Dealerships	$2,402,764	$2,353,280	$4,622,594	$4,489,666
EchoPark®	20,976	-	36,662	-
Total consolidated revenues	$2,423,740	$2,353,280	$4,659,256	$4,489,666

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$41,714	$61,996	$84,785	$109,691
EchoPark®	(3,929)	(3,244)	(10,282)	(4,985)
Total segment income	37,785	58,752	74,503	104,706
Interest expense, other, net	(13,054)	(13,865)	(26,274)	(27,683)
Other income (expense), net	10	3	100	100
Income (loss) from continuing operations before taxes	$24,741	$44,890	$48,329	$77,123
(1)	Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

12. Subsequent Events

On July 22, 2015, Sonic’s Board of Directors appointed B. Scott Smith as Chief Executive Officer of the Company, effective immediately.  He will also continue to serve as the Company’s President and as a director of the Company.  In connection with B. Scott Smith’s appointment as Chief Executive Officer, a position previously held by O. Bruton Smith, Sonic’s Board of Directors appointed O. Bruton Smith as Executive Chairman of the Company, effective immediately.  As Executive Chairman, O. Bruton Smith will report directly to Sonic’s Board of Directors and will work closely with the Board of Directors, the Chief Executive Officer and the Vice Chairman with regard to overall leadership and strategic direction of the Company, guidance of the Company’s senior management, coordination of the Board of Directors’ activities and communication with the Company’s key stakeholders.

The Company has deemed that B. Scott Smith shall be the principal executive officer of the Company for purposes of all documents and certifications to be filed with or submitted to the SEC or the New York Stock Exchange and for all other similar or related purposes.

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

As a result of the way we manage our business, as of June 30, 2015, we had two operating segments: Franchised Dealerships and EchoPark®.  The Franchised Dealerships segment is comprised of retail automotive franchises that sell new and used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers an opportunity to search, buy, service and sell pre-owned vehicles.

Overview

We are one of the largest automotive retailers in the United States. As of June 30, 2015, we operated 117 franchises in 13 states (representing 25 different brands of cars and light trucks) and 19 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2015, we operated 99 franchised dealership stores and three EchoPark® stores.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three and six months ended June 30, 2015 and 2014:

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2015	2014	2015	2014

Luxury:
BMW	20.9%	21.1%	21.5%	20.8%
Mercedes	9.4%	8.7%	9.5%	9.1%
Audi	5.3%	5.0%	5.0%	4.9%
Lexus	5.1%	4.8%	5.4%	4.9%
Land Rover	3.9%	3.0%	4.2%	2.9%
Cadillac	3.0%	4.6%	3.1%	4.5%
Porsche	2.6%	2.5%	2.4%	2.3%
Mini	2.3%	2.3%	2.1%	2.2%
Acura	0.8%	0.9%	0.9%	0.9%
Jaguar	0.7%	0.6%	0.7%	0.7%
Infiniti	0.7%	0.8%	0.7%	0.8%
Volvo	0.7%	0.9%	0.7%	0.8%
Total Luxury	55.4%	55.2%	56.2%	54.8%
Mid-line Import:
Honda	16.0%	15.6%	15.6%	15.1%
Toyota	11.5%	10.4%	11.1%	10.2%
Volkswagen	1.9%	1.9%	1.8%	1.9%
Hyundai	1.4%	1.8%	1.4%	1.8%
Other (1)	1.1%	1.4%	1.3%	1.6%
Nissan	0.5%	1.2%	0.5%	1.1%
Total Mid-line Import	32.4%	32.3%	31.7%	31.7%
Domestic:
Ford	6.9%	7.1%	6.8%	7.9%
General Motors (2)	5.3%	5.4%	5.3%	5.6%
Total Domestic	12.2%	12.5%	12.1%	13.5%

Total	100.0%	100.0%	100.0%	100.0%

(1)   Includes Kia, Scion and Subaru.

(2)   Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three and six months ended June 30, 2015 are compared to the three and six months ended June 30, 2014, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, Fixed Operations and F&I are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions of vehicles)	2015	2014	% Change	2015	2014	% Change
SAAR	17.1	16.5	3.6%	16.9	16.1	4.8%

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

Our reported new vehicle results (including fleet) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,295,288	$1,298,777	$(3,489)	(0.3%)
Gross profit	$64,936	$74,193	$(9,257)	(12.5%)
Unit sales	34,963	35,405	(442)	(1.2%)
Revenue per unit	$37,047	$36,683	$364	1.0%
Gross profit per unit	$1,857	$2,096	$(239)	(11.4%)
Gross profit as a % of revenue	5.0%	5.7%	(70)	bps

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$2,497,610	$2,445,397	$52,213	2.1%
Gross profit	$128,285	$140,866	$(12,581)	(8.9%)
Unit sales	66,652	66,536	116	0.2%
Revenue per unit	$37,472	$36,753	$719	2.0%
Gross profit per unit	$1,925	$2,117	$(192)	(9.1%)
Gross profit as a % of revenue	5.1%	5.8%	(70)	bps

Our same store new vehicle results (including fleet) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,282,668	$1,252,870	$29,798	2.4%
Gross profit	$64,789	$71,765	$(6,976)	(9.7%)
Unit sales	34,575	34,125	450	1.3%
Revenue per unit	$37,098	$36,714	$384	1.0%
Gross profit per unit	$1,874	$2,103	$(229)	(10.9%)
Gross profit as a % of revenue	5.1%	5.7%	(60)	bps

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$2,472,920	$2,362,936	$109,984	4.7%
Gross profit	$127,227	$136,397	$(9,170)	(6.7%)
Unit sales	65,911	64,207	1,704	2.7%
Revenue per unit	$37,519	$36,802	$717	1.9%
Gross profit per unit	$1,930	$2,124	$(194)	(9.1%)
Gross profit as a % of revenue	5.1%	5.8%	(70)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three and six months ended June 30, 2015, we continued to test our new car pricing model. As we move toward our national One Sonic-One Experience launch (our new customer experience initiative), we believe we will become more aggressive in pricing as well as gain market share as customers benefit from the entire complement of our new shopping experience.

The increase in new vehicle revenue during the three and six months ended June 30, 2015, was primarily driven by an increase in new vehicle unit sales volume of 1.3% and 2.7%, respectively. Also contributing to the increase in new vehicle revenue during the three and six months ended June 30, 2015 was an increase in new vehicle revenue per unit of 1.0% and 1.9%, respectively. During the three and six months ended June 30, 2015, excluding fleet sales (which we began to scale back in 2014), our retail new vehicle revenue increased 2.9% and 6.0%, respectively, and our retail new unit sales volume increased 2.1% and 4.4%, respectively. Our Toyota/Scion, Mercedes and Honda dealerships led our retail new vehicle unit sales volume growth with increases of 9.8%, 16.3% and 2.2%, respectively, in the three months ended June 30, 2015. Our Toyota/Scion, Mercedes and Honda dealerships led our retail new vehicle unit sales volume growth with increases of 10.8%, 14.7% and 6.0%, respectively, in the six months ended June 30, 2015.

Total new vehicle gross profit dollars decreased $7.0 million, or 9.7%, during the three months ended June 30, 2015 and decreased $9.2 million, or 6.7%, during the six months ended June 30, 2015. Our gross profit per new unit decreased in the three and six months ended June 30, 2015 by $229 and $194 per unit, respectively, primarily driven by our BMW, Honda and Toyota/Scion dealerships. New fleet vehicle gross profit dollars decreased $0.4 million and $1.3 million, during the three and six months ended June 30, 2015, respectively.

Our luxury dealerships (which include Cadillac) experienced an increase in retail new vehicle revenue of 3.1% and 7.8%, during the three and six months ended June 30, 2015, respectively, primarily due to a retail new unit sales volume increase of 1.8% and 5.3%, respectively. Luxury dealership retail new vehicle gross profit decreased 4.3% during the three months ended June 30, 2015, primarily driven by gross profit per unit decreases at our BMW, Audi and Porsche dealerships.  Luxury dealership retail new vehicle gross profit was flat during the six months ended June 30, 2015, as a result of gross profit per unit decreases at our BMW and Audi dealerships, being offset by gross profit increases at our Land Rover dealerships.  Luxury dealership retail new vehicle gross profit per unit decreased 6.0% and 4.5% during the three and six months ended June, 2015, respectively, primarily driven by our BMW and Audi dealerships.

Our mid-line import dealerships experienced an increase in retail new vehicle revenue of 3.6% and 5.1%, during the three and six months ended June 30, 2015, respectively, primarily due to a retail new unit sales volume increase of 3.5% and 5.5%, respectively. Mid-line import dealership retail new vehicle gross profit decreased 25.0% and 23.0% during the three and six months ended June 30, 2015, respectively, primarily driven by our Honda, Toyota/Scion and Hyundai dealerships. Mid-line import dealership retail new vehicle gross profit per unit decreased 27.5% and 27.0% during the three and six months ended June 30, 2015, respectively, primarily driven by our Honda, Toyota/Scion and Hyundai dealerships. These declines are the result of our strategy to maintain and gain market share in a highly competitive environment.

Our domestic dealerships retail new vehicle revenue was flat during the three and six months ended June 30, 2015, primarily due to a retail new unit sales volume decrease of 1.7% and 2.5%, respectively, offset by an increase in revenue per unit of 1.7% and 2.4%, respectively. Domestic dealership retail new vehicle gross profit decreased 6.7% and 8.7% during the three and six months ended June 30, 2015, respectively, driven by our General Motors dealerships. Domestic dealership retail new vehicle gross profit per unit decreased 5.1% and 6.4% during the three and six months ended June 30, 2015, respectively, driven by our General Motors dealerships, partially offset by our Ford dealerships.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$658,794	$603,868	$54,926	9.1%
Gross profit	$40,696	$37,473	$3,223	8.6%
Unit sales	30,301	28,514	1,787	6.3%
Revenue per unit	$21,742	$21,178	$564	2.7%
Gross profit per unit	$1,343	$1,314	$29	2.2%
Gross profit as a % of revenue	6.2%	6.2%	0	bps

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,252,536	$1,163,684	$88,852	7.6%
Gross profit	$81,540	$78,167	$3,373	4.3%
Unit sales	58,436	56,171	2,265	4.0%
Revenue per unit	$21,434	$20,717	$717	3.5%
Gross profit per unit	$1,395	$1,392	$3	0.2%
Gross profit as a % of revenue	6.5%	6.7%	(20)	bps

Our same store used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$632,838	$581,024	$51,814	8.9%
Gross profit	$38,884	$36,647	$2,237	6.1%
Unit sales	28,973	27,397	1,576	5.8%
Revenue per unit	$21,842	$21,208	$634	3.0%
Gross profit per unit	$1,342	$1,338	$4	0.3%
Gross profit as a % of revenue	6.1%	6.3%	(20)	bps

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,205,597	$1,118,663	$86,934	7.8%
Gross profit	$78,897	$75,933	$2,964	3.9%
Unit sales	56,052	53,998	2,054	3.8%
Revenue per unit	$21,509	$20,717	$792	3.8%
Gross profit per unit	$1,408	$1,406	$2	0.1%
Gross profit as a % of revenue	6.5%	6.8%	(30)	bps

In the three months ended June 30, 2015, our used vehicle unit volume increased 5.8%, driven by an 8.2% increase at our BMW stores and a 17.7% increase at our Audi stores. Used vehicle unit volume increased 3.8% in the six months ended June 30, 2015, primarily due to a 24.9% increase at our Audi stores. Gross profit for the three and six months ended June 30, 2015 increased 6.1% and 3.9%, respectively. This was primarily the result of a 19.4% and an 18.4% increase in gross profit at our BMW stores for the three and six months ended June 30, 2015, respectively. As we move toward our national One Sonic-One Experience launch and continue to test our used car pricing model, we believe we will have the opportunity to experience gains in our used vehicle unit volume and gross profit.

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

Our reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$41,131	$44,765	$(3,634)	(8.1%)
Gross profit (loss)	$(2,676)	$(1,314)	$(1,362)	(103.7%)
Unit sales	8,010	7,738	272	3.5%
Revenue per unit	$5,135	$5,785	$(650)	(11.2%)
Gross profit (loss) per unit	$(334)	$(170)	$(164)	(96.5%)
Gross profit (loss) as a % of revenue	(6.5%)	(2.9%)	(360)	bps

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$82,789	$86,363	$(3,574)	(4.1%)
Gross profit (loss)	$(2,884)	$(1,409)	$(1,475)	(104.7%)
Unit sales	15,787	15,118	669	4.4%
Revenue per unit	$5,244	$5,713	$(469)	(8.2%)
Gross profit (loss) per unit	$(183)	$(93)	$(90)	(96.8%)
Gross profit (loss) as a % of revenue	(3.5%)	(1.6%)	(190)	bps

Our same store used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$39,497	$43,326	$(3,829)	(8.8%)
Gross profit (loss)	$(2,344)	$(1,307)	$(1,037)	(79.3%)
Unit sales	7,637	7,476	161	2.2%
Revenue per unit	$5,172	$5,795	$(623)	(10.8%)
Gross profit (loss) per unit	$(307)	$(175)	$(132)	(75.4%)
Gross profit (loss) as a % of revenue	(5.9%)	(3.0%)	(290)	bps

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$80,270	$83,573	$(3,303)	(4.0%)
Gross profit (loss)	$(2,530)	$(1,331)	$(1,199)	(90.1%)
Unit sales	15,160	14,621	539	3.7%
Revenue per unit	$5,295	$5,716	$(421)	(7.4%)
Gross profit (loss) per unit	$(167)	$(91)	$(76)	(83.5%)
Gross profit (loss) as a % of revenue	(3.2%)	(1.6%)	(160)	bps

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale vehicle unit volume increased 2.2% and 3.7% during the three and six months ended June 30, 2015, respectively.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale gross loss increased approximately $1.0 million and $1.2 million for the three and six months ended June 30, 2015, respectively, as a result of an increase in overall retail activity.

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

Our reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$146,548	$145,040	$1,508	1.0%
Warranty	57,150	47,050	10,100	21.5%
Wholesale parts	45,850	47,145	(1,295)	(2.7%)
Internal, sublet and other	96,616	89,899	6,717	7.5%
Total	$346,164	$329,134	$17,030	5.2%
Gross profit
Customer pay	$80,286	$79,606	$680	0.9%
Warranty	32,679	25,671	7,008	27.3%
Wholesale parts	8,148	8,308	(160)	(1.9%)
Internal, sublet and other	49,122	46,274	2,848	6.2%
Total	$170,235	$159,859	$10,376	6.5%
Gross profit as a % of revenue
Customer pay	54.8%	54.9%	(10)	bps
Warranty	57.2%	54.6%	260	bps
Wholesale parts	17.8%	17.6%	20	bps
Internal, sublet and other	50.8%	51.5%	(70)	bps
Total	49.2%	48.6%	60	bps

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$284,171	$286,162	$(1,991)	(0.7%)
Warranty	110,648	93,641	17,007	18.2%
Wholesale parts	90,862	95,089	(4,227)	(4.4%)
Internal, sublet and other	183,677	173,013	10,664	6.2%
Total	$669,358	$647,905	$21,453	3.3%
Gross profit
Customer pay	$155,963	$157,605	$(1,642)	(1.0%)
Warranty	62,440	50,909	11,531	22.7%
Wholesale parts	16,287	16,469	(182)	(1.1%)
Internal, sublet and other	91,919	87,023	4,896	5.6%
Total	$326,609	$312,006	$14,603	4.7%
Gross profit as a % of revenue
Customer pay	54.9%	55.1%	(20)	bps
Warranty	56.4%	54.4%	200	bps
Wholesale parts	17.9%	17.3%	60	bps
Internal, sublet and other	50.0%	50.3%	(30)	bps
Total	48.8%	48.2%	60	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
Same Store:	(In thousands)
Revenue
Customer pay	$145,235	$140,701	$4,534	3.2%
Warranty	56,672	45,065	11,607	25.8%
Wholesale parts	45,502	45,855	(353)	(0.8%)
Internal, sublet and other	93,761	87,105	6,656	7.6%
Total	$341,170	$318,726	$22,444	7.0%
Gross profit
Customer pay	$79,537	$77,320	$2,217	2.9%
Warranty	32,435	24,631	7,804	31.7%
Wholesale parts	8,082	8,064	18	0.2%
Internal, sublet and other	47,764	44,676	3,088	6.9%
Total	$167,818	$154,691	$13,127	8.5%
Gross profit as a % of revenue
Customer pay	54.8%	55.0%	(20)	bps
Warranty	57.2%	54.7%	250	bps
Wholesale parts	17.8%	17.6%	20	bps
Internal, sublet and other	50.9%	51.3%	(40)	bps
Total	49.2%	48.5%	70	bps

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
Same Store:	(In thousands)
Revenue
Customer pay	$281,002	$277,187	$3,815	1.4%
Warranty	109,644	89,838	19,806	22.0%
Wholesale parts	90,082	92,522	(2,440)	(2.6%)
Internal, sublet and other	178,717	167,665	11,052	6.6%
Total	$659,445	$627,212	$32,233	5.1%
Gross profit
Customer pay	$154,225	$152,877	$1,348	0.9%
Warranty	61,892	48,901	12,991	26.6%
Wholesale parts	16,135	15,971	164	1.0%
Internal, sublet and other	89,573	83,821	5,752	6.9%
Total	$321,825	$301,570	$20,255	6.7%
Gross profit as a % of revenue
Customer pay	54.9%	55.2%	(30)	bps
Warranty	56.4%	54.4%	200	bps
Wholesale parts	17.9%	17.3%	60	bps
Internal, sublet and other	50.1%	50.0%	10	bps
Total	48.8%	48.1%	70	bps

During the three and six months ended June 30, 2015, our total Fixed Operations customer pay revenue increased 3.2% and 1.4%, respectively. Warranty revenue increased during the three and six months ended June 30, 2015 by 25.8% and 22.0%, respectively, led by increases in warranty activity, including recalls, at our BMW, Honda and Cadillac dealerships. During the three and six months ended June 30, 2015, used vehicle reconditioning revenue increased 9.0% and 7.2%, respectively, contributing to the net increase. Fixed Operations customer pay revenue increased 6.7% and 2.9% at our domestic dealerships, 3.5% and 1.6% at our luxury dealerships, and was flat at our mid-line dealerships, during the three and six months ended June 30, 2015, respectively.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 2015, an increase in Fixed Operations revenue contributed approximately $10.9 million in additional gross profit and an increase in gross margin rate of 70 basis points contributed to a $2.2 million increase in gross profit. For the six months ended June 30, 2015, an increase in Fixed Operations revenue contributed approximately $15.5 million in additional gross profit and an increase in gross margin rate of 70 basis points contributed to a $4.8 million increase in gross profit. The gross margin rate increased primarily due to increased warranty activity at our BMW dealerships.

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

Our reported F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$82,363	$76,736	$5,627	7.3%
Gross profit per retail unit (excludes fleet)	$1,268	$1,211	$57	4.7%

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$156,963	$146,317	$10,646	7.3%
Gross profit per retail unit (excludes fleet)	$1,261	$1,209	$52	4.3%

Our same store F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$80,573	$74,237	$6,336	8.5%
Gross profit per retail unit (excludes fleet)	$1,274	$1,218	$56	4.6%

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$153,702	$141,419	$12,283	8.7%
Gross profit per retail unit (excludes fleet)	$1,267	$1,213	$54	4.5%

F&I revenues and F&I gross profit per unit increased during the three and six months ended June 30, 2015, primarily due to improved penetration rates on service contracts and aftermarket products as a result of increased visibility into performance drivers provided by our proprietary internal software applications. In addition, F&I revenues improved due to increases in total new and used retail (excluding fleet) unit volume of 3.8% and 4.1% for the three and six months ended June 30, 2015, respectively.

Finance contract revenue increased 6.7% and 8.0% for the three and six months ended June 30, 2015, respectively, primarily due to increases in contract volume of 6.0% and 5.3%, respectively. The increase in finance contract revenue in the three and six months ended June 30, 2015 was further driven by increases in gross profit per contract of 1.0% and 2.6%, respectively. Finance contract revenue may experience compression if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service contract revenue increased 5.1% and 3.2% in the three and six months ended June 30, 2015, respectively. Total service contract volume increased 6.4% and 5.8% for the three and six months ended June 30, 2015, respectively, driven by a service contract penetration rate increase of 80 basis points and 50 basis points for the three and six months ended June 30, 2015, respectively.

Other aftermarket contract revenue increased 12.4% and 13.1% in the three and six months ended June 30, 2015, respectively. Other aftermarket contract volume increased 6.9% and 8.9% in the three and six months ended June 30, 2015, respectively, driven by other aftermarket contract penetration rate increases of 410 basis points and 620 basis points, respectively.

Segment Results

In the following tables of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$2,402,764	$2,353,280	$49,484	2.1%
EchoPark®	20,976	-	20,976	100.0%
Total consolidated revenues	$2,423,740	$2,353,280	$70,460	3.0%
Segment income (loss) (1):
Franchised Dealerships	$41,714	$61,996	$(20,282)	(32.7%)
EchoPark®	(3,929)	(3,244)	(685)	(21.1%)
Total segment income	37,785	58,752	(20,967)	(35.7%)
Interest expense, other, net	(13,054)	(13,865)	811	5.8%
Other income (expense), net	10	3	7	233.3%
Income (loss) from continuing operations before taxes	$24,741	$44,890	$(20,149)	(44.9%)
(1)	Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail unit sales volume:
Franchised Dealerships	64,096	63,361	735	1.2%
EchoPark®	881	-	881	100.0%
Total units retailed	64,977	63,361	1,616	2.6%

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Revenues:
Franchised Dealerships	$4,622,594	$4,489,666	$132,928	3.0%
EchoPark®	36,662	-	36,662	100.0%
Total consolidated revenues	$4,659,256	$4,489,666	$169,590	3.8%
Segment income (loss) (1):
Franchised Dealerships	$84,785	$109,691	$(24,906)	(22.7%)
EchoPark®	(10,282)	(4,985)	(5,297)	(106.3%)
Total segment income	74,503	104,706	(30,203)	(28.8%)
Interest expense, other, net	(26,274)	(27,683)	1,409	5.1%
Other income (expense), net	100	100	-	0.0%
Income (loss) from continuing operations before taxes	$48,329	$77,123	$(28,794)	(37.3%)
(1)	Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail unit sales volume:
Franchised Dealerships	122,905	121,047	1,858	1.5%
EchoPark®	1,541	-	1,541	100.0%
Total units retailed	124,446	121,047	3,399	2.8%

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

EchoPark®

We opened the first two EchoPark® locations in November and December 2014, and we opened the third location in January 2015. Our EchoPark® business operates independently from the previously existing new and used sales operations and introduces customers to an exciting shopping and buying experience. During the three months ended June 30, 2015, EchoPark® generated approximately $21.0 million of revenue and gross profit of $2.6 million, driven by used vehicle gross profit per unit of $1,269, F&I gross profit per unit of $910 and the sale of 881 pre-owned vehicles. EchoPark® incurred a $4.1 million operating loss during the three months ended June 30, 2015. During the six months ended June 30, 2015, EchoPark® generated approximately $36.7 million of revenue and gross profit of $4.4 million, driven by used vehicle gross profit per unit of $1,319, F&I gross profit per unit of $901 and the sale of 1,541 pre-owned vehicles. EchoPark® incurred a $10.4 million operating loss during the six months ended June 30, 2015. Included in the $10.4 million operating loss during the six months ended June 30, 2015, is a $1.4 million impairment charge primarily related to website development.

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

The following table sets forth information related to our reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
SG&A expenses
Compensation	$167,811	$163,109	$(4,702)	(2.9%)
Advertising	15,358	13,864	(1,494)	(10.8%)
Rent	18,246	18,643	397	2.1%
Other	83,246	73,298	(9,948)	(13.6%)
Total	$284,661	$268,914	$(15,747)	(5.9%)
SG&A expenses as a % of gross profit
Compensation	47.2%	47.0%	(20)	bps
Advertising	4.3%	4.0%	(30)	bps
Rent	5.1%	5.4%	30	bps
Other	23.5%	21.1%	(240)	bps
Total	80.1%	77.5%	(260)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
SG&A expenses
Compensation	$329,669	$320,263	$(9,406)	(2.9%)
Advertising	30,689	27,982	(2,707)	(9.7%)
Rent	36,500	37,178	678	1.8%
Other	158,665	147,464	(11,201)	(7.6%)
Total	$555,523	$532,887	$(22,636)	(4.2%)
SG&A expenses as a % of gross profit
Compensation	47.7%	47.4%	(30)	bps
Advertising	4.4%	4.1%	(30)	bps
Rent	5.3%	5.5%	20	bps
Other	23.1%	21.8%	(130)	bps
Total	80.5%	78.8%	(170)	bps

Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit for the three and six months ended June 30, 2015, due primarily to costs related to our EchoPark®, One Sonic-One Experience and other strategic initiatives, among other cost drivers as discussed below. The effect of costs related to EchoPark® on total SG&A expenses as a percentage of gross profit was an increase of 70 basis points and 100 basis points in the three and six months ended June 30, 2015, respectively, compared to the prior year periods. Excluding the effect of EchoPark® expenses, total SG&A expenses as a percentage of gross profit would have increased 190 basis points and 70 basis points for the three and six months ended June 30, 2015, respectively, compared to the prior year periods.

Compensation costs as a percentage of gross profit increased 20 basis points and 30 basis points in the three and six months ended June 30, 2015, respectively, primarily due to medical insurance claims experience, severance costs and increased headcount related to demand from centralization efforts and EchoPark® staffing.

In the three and six months ended June 30, 2015, total advertising expense increased as a percentage of gross profit due to increased advertising programs for EchoPark® and One-Sonic-One-Experience.

Rent expense as a percentage of gross profit decreased 30 basis points and 20 basis points in the three and six months ended June 30, 2015, respectively, primarily due to higher gross profit levels and the purchase of properties that were previously leased.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the three and six months ended June 30, 2015, primarily due to higher IT expenses, legal fees, and physical damage insurance costs. Included in other SG&A expenses for the three and six months ended June 30, 2015, is approximately $3.4 million and $3.5 million, respectively, of storm-related physical damage, $0.6 million of legal expense, partially offset by gains on disposal of dealership franchises of approximately $0.8 million and $0.7 million, respectively. During the three months ended June 30, 2014, other SG&A expenses were favorably affected by gains on disposal of dealership franchises totaling approximately $7.3 million, and unfavorably impacted by charges of approximately $1.4 million related to hail damage and legal settlement expenses.

Impairment Charges

Impairment charges increased approximately $10.5 million and $16.7 million during the three and six months ended June 30, 2015, respectively. Impairment charges for the three and six months ended June 30, 2015 include the write-off of goodwill, intangible assets, property and equipment as part of the disposal of a franchise, the write-off of certain costs associated with website and software development projects as well as abandonment of certain construction projects.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $2.9 million, or 19.8%, and $4.9 million, or 17.0%, during the three and six months ended June 30, 2015, respectively. The increase is primarily related to completed construction projects that were placed in service subsequent to June 30, 2014.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $0.3 million, or 6.3%, and $0.2 million, or 2.0%, in the three and six months ended June 30, 2015, respectively. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $55.9 million and $30.8 million in the three and six months ended June 30, 2015, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.2 million in each period. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.62% and 1.59% in the three and six months ended June 30, 2015, respectively, compared to 1.60% in both the three and six months ended June 30, 2014, resulting in an increase in new vehicle floor plan interest expense of approximately $0.1 million in the three months ended June 30, 2015.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.2 million, or 73.1%, and $0.4 million, or 69.1%, in the three and six months ended June 30, 2015, respectively. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $50.2 million and $45.9 million in the three and six months ended June 30, 2015, respectively, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million and $0.4 million in the same periods. The average used vehicle floor plan interest rate incurred by continuing dealerships was 1.77% and 1.85% in the three and six months ended June 30, 2015, respectively, compared to 1.83% and 1.89% in the three and six months ended June 30, 2014, respectively, which had minimal effect on new vehicle floor plan interest expense.

Interest Expense, Other, Net

Interest expense, other, net, is summarized in the schedule below:

	Three Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)

Stated/coupon interest	$10,498	$10,462	$(36)	(0.3%)
Discount/premium amortization	38	35	(3)	(8.6%)
Deferred loan cost amortization	618	616	(2)	(0.3%)
Cash flow swap interest	2,089	2,890	801	27.7%
Capitalized interest	(364)	(314)	50	15.9%
Other interest	175	176	1	0.6%
Total	$13,054	$13,865	$811	5.8%

	Six Months Ended June 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)

Stated/coupon interest	$20,853	$20,711	$(142)	(0.7%)
Discount/premium amortization	75	70	(5)	(7.1%)
Deferred loan cost amortization	1,236	1,414	178	12.6%
Cash flow swap interest	4,314	5,716	1,402	24.5%
Capitalized interest	(592)	(571)	21	3.7%
Other interest	388	343	(45)	(13.1%)
Total	$26,274	$27,683	$1,409	5.1%

Interest expense, other, net, decreased approximately $0.8 million and $1.4 million during the three and six months ended June 30, 2015, respectively, primarily due to a decrease in cash flow swap interest payments due to the expiration of two interest rate swaps during the three months ended September 30, 2014.

Income Taxes

The overall effective tax rate from continuing operations was 39.0% for both the three and six months ended June 30, 2015, and was 39.7% and 39.0% for the three and six months ended June 30, 2014, respectively. The effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(393)	$(181)	$(645)	$(770)
Gain (loss) on disposal	-	97	-	53
Lease exit accrual adjustments and charges	(116)	(43)	(555)	(375)
Pre-tax income (loss)	$(509)	$(127)	$(1,200)	$(1,092)
Total revenues	$-	$-	$-	$-

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

We had the following liquidity resources available as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$3,552	$4,182
Availability under our revolving credit facility	144,241	165,560
Availability under our used floor plan facilities	54,999	22,642
Floor plan deposit balance	54,000	57,500
Total available liquidity resources	$256,792	$249,884

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $54.0 million and $57.5 million as of June 30, 2015 and December 31, 2014, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying condensed consolidated statements of cash flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying condensed

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consolidated statements of income. In the three and six months ended June 30, 2015, the reduction in interest expense, floor plan, was approximately $0.3 million and $0.7 million, respectively. In the three and six months ended June 30, 2014, the reduction in interest expense, floor plan, was approximately $0.5 million and $0.9 million, respectively.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.63% and 1.61% in the three and six months ended June 30, 2015, respectively, and 1.61% and 1.62% in the three and six months ended June 30, 2014, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.2 million and $19.4 million in floor plan assistance in the three and six months ended June 30, 2015, respectively, and $10.0 million and $19.0 million in the three and six months ended June 30, 2014, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $11.2 million and $19.6 million in the three and six months ended June 30, 2015, respectively, and $9.6 million and $18.4 million in the three and six months ended June 30, 2014, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

Dealership Acquisitions and Dispositions

See Note 2, “Business Acquisitions and Dispositions,” to the accompanying condensed consolidated financial statements.

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new dealerships, EchoPark® stores and collision repair centers, building improvements and equipment purchased for use in our dealerships and EchoPark® stores. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages, or, alternatively, through our credit facilities. We also fund these projects through cash flows from operations.

Capital expenditures in the three and six months ended June 30, 2015 were approximately $36.2 million and $82.9 million, respectively. Of this amount, approximately $18.0 million and $48.4 million were related to facility construction projects in the three and six months ended June 30, 2015, respectively.  Real estate acquisitions accounted for approximately $10.2 million in the three and six months ended June 30, 2015. Fixed assets utilized in our dealership operations accounted for the remaining $8.0 million and $24.3 million of the capital expenditures in the three and six months ended June 30, 2015, respectively.

Of the capital expenditures in the three and six months ended June 30, 2015, approximately $20.4 million and $46.0 million, respectively, was funded through mortgage financing and approximately $15.8 million and $36.9 million, respectively, was funded through cash from operations and use of our credit facilities. As of June 30, 2015, commitments for facilities construction projects totaled approximately $31.0 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three and six months ended June 30, 2015, we repurchased approximately 0.2 million shares and 0.6 million shares, respectively, of our Class A common stock for approximately $3.6 million  and $14.8 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the three and six months ended June 30, 2014, we repurchased approximately 0.1 million shares and 0.5 million shares,

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively, of our Class A common stock for approximately $2.8 million and $11.2 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. As of June 30, 2015, our total remaining repurchase authorization was approximately $64.7 million. Under the 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2014 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the three months ended June 30, 2015, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2015 to be paid on July 15, 2015. Subsequent to June 30, 2015, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.025 per share for stockholders of record on September 15, 2015 to be paid on October 15, 2015. Under the 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

In the six months ended June 30, 2015, net cash provided by operating activities was approximately $54.1 million. This provision of cash was comprised primarily of cash inflows related to operating profits, and a decrease in receivables and an increase in notes payable – floor plan – trade, offset partially by decreases in trade accounts payable and other liabilities and an increase in inventories. In the six months ended June 30, 2014, net cash provided by operating activities was approximately $53.6 million. This provision of cash was comprised primarily of cash inflows related to operating profits, a decrease in receivables and an increase in notes payable – floor plan – trade, offset partially by increases in inventories and other assets.

Net cash used in investing activities in the six months ended June 30, 2015 was approximately $80.7 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in investing activities in the six months ended June 30, 2014 was approximately $19.6 million. This use of cash was primarily comprised of purchases of land, property and equipment, offset partially by proceeds from sales of dealerships.

Net cash provided by financing activities in the six months ended June 30, 2015 was approximately $25.9 million. This provision of cash was comprised primarily of cash inflows related to proceeds from issuance of mortgage-related long-term debt, offset partially by a decrease in notes payable – floor plan – non-trade, payments on long-term debt and purchases of treasury stock.  Net cash used in financing activities in the six months ended June 30, 2014 was approximately $34.1 million. This use of cash was primarily related to a decrease in notes payable – floor plan – non-trade and purchases of treasury stock, offset partially by proceeds from issuance of mortgage-related long-term debt.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash provided by combined trade and non-trade floor plan financing was approximately $46.7 million in the six months ended June 30, 2015 and net cash used was approximately $32.5 million in the six months ended June 30, 2014.  Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $48.9 million and net cash used in operating activities of approximately $2.0 million in the six months ended June 30, 2015 and 2014, respectively.

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

Future Liquidity Outlook

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with our availability of borrowings under the 2014 Credit Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. We expect to generate sufficient cash flow to fund our debt service, working capital requirements and operating requirements for the next twelve months and for the foreseeable future.

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

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1.1 billion at June 30, 2015. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $5.2 million in the six months ended June 30, 2015. Of the total change in interest expense, approximately $4.6 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three and six months ended June 30, 2015 due to the leases containing LIBOR floors which were above the LIBOR rate during the three and six months ended June 30, 2015.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at June 30, 2015 was a liability of approximately $10.9 million, with $5.7 million included in other accrued liabilities and $5.2 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.7		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.5		4.655%	one-month LIBOR	December 10, 2017
$7.3	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.3	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(6)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(7)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(7)	2.313%	one-month LIBOR	July 1, 2019

(1)	The one-month LIBOR rate was approximately 0.187% at June 30, 2015.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of these forward-starting swaps is July 1, 2016.
(5)	The effective date of this forward-starting swap is July 3, 2017.
(6)	The effective date of this forward-starting swap is July 1, 2017.
(7)	The effective date of these forward-starting swaps is July 2, 2018.

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

SONIC AUTOMOTIVE, INC.

customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

April 2015	1	$25.01	1	$68,342
May 2015	151	23.91	151	64,721
June 2015	-	-	-	64,721
Total	152	$23.92	152	$64,721

(1)	All shares repurchased
(2)	Our active publicly announced Class A common stock repurchase authorization plans do not have an expiration date and current remaining availability is as follows:

(In thousands)
February 2013 authorization	$100,000
Total active plan repurchases prior to June 30, 2015	(35,279)
Current remaining availability as of June 30, 2015	$64,721

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 6. Exhibits.

Exhibit No.	Description

10.1

Performance-Based Restricted Stock Unit Agreement for Retention Grant, dated May 6, 2015, between Sonic

Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May

8, 2015).

10.2	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015).

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SONIC AUTOMOTIVE, INC.

Date: July 23, 2015	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: July 23, 2015	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer

SONIC AUTOMOTIVE, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Performance-Based Restricted Stock Unit Agreement for Retention Grant, dated May 6, 2015, between Sonic

Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May

8, 2015).

10.2	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015).

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.