Form 10-Q
period 2015-09-30
SONIC AUTOMOTIVE INC
filed 2015-10-30
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, there were 37,781,160 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,368,029	$1,327,837	$3,865,639	$3,773,234
Used vehicles	652,058	583,570	1,904,594	1,747,254
Wholesale vehicles	37,971	41,433	120,760	127,797
Total vehicles	2,058,058	1,952,840	5,890,993	5,648,285
Parts, service and collision repair	350,520	325,740	1,019,878	973,646
Finance, insurance and other, net	85,830	77,024	242,792	223,340
Total revenues	2,494,408	2,355,604	7,153,663	6,845,271
Cost of Sales:
New vehicles	(1,302,594)	(1,258,811)	(3,671,919)	(3,563,342)
Used vehicles	(610,328)	(542,325)	(1,781,323)	(1,627,842)
Wholesale vehicles	(40,452)	(42,519)	(126,126)	(130,290)
Total vehicles	(1,953,374)	(1,843,655)	(5,579,368)	(5,321,474)
Parts, service and collision repair	(180,783)	(170,460)	(523,531)	(506,361)
Total cost of sales	(2,134,157)	(2,014,115)	(6,102,899)	(5,827,835)
Gross profit	360,251	341,489	1,050,764	1,017,436
Selling, general and administrative expenses	(280,041)	(270,144)	(835,564)	(803,031)
Impairment charges	(37)	(208)	(16,698)	(215)
Depreciation and amortization	(17,250)	(14,235)	(50,953)	(43,047)
Operating income (loss)	62,923	56,902	147,549	171,143
Other income (expense):
Interest expense, floor plan	(5,364)	(4,406)	(15,488)	(13,941)
Interest expense, other, net	(12,361)	(12,893)	(38,635)	(40,576)
Other income (expense), net	-	(1)	102	98
Total other income (expense)	(17,725)	(17,300)	(54,021)	(54,419)
Income (loss) from continuing operations before taxes	45,198	39,602	93,528	116,724
Provision for income taxes for continuing operations - benefit (expense)	(18,095)	(15,045)	(36,944)	(45,122)
Income (loss) from continuing operations	27,103	24,557	56,584	71,602
Discontinued operations:
Income (loss) from discontinued operations before taxes	(999)	254	(2,200)	(838)
Provision for income taxes for discontinued operations - benefit (expense)	401	(99)	869	327
Income (loss) from discontinued operations	(598)	155	(1,331)	(511)
Net income (loss)	$26,505	$24,712	$55,253	$71,091

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.54	$0.47	$1.12	$1.36
Earnings (loss) per share from discontinued operations	(0.01)	-	(0.03)	(0.01)
Earnings (loss) per common share	$0.53	$0.47	$1.09	$1.35
Weighted average common shares outstanding	50,456	52,070	50,697	52,333

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.53	$0.47	$1.11	$1.35
Earnings (loss) per share from discontinued operations	(0.01)	-	(0.03)	(0.01)
Earnings (loss) per common share	$0.52	$0.47	$1.08	$1.34
Weighted average common shares outstanding	50,769	52,553	51,086	52,808

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income (loss)	$26,505	$24,712	$55,253	$71,091
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	(4,221)	4,037	(4,271)	5,223
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	1,604	(1,534)	1,623	(1,985)
Other comprehensive income (loss)	(2,617)	2,503	(2,648)	3,238
Comprehensive income (loss)	$23,888	$27,215	$52,605	$74,329

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,493	$4,182
Receivables, net	299,530	371,994
Inventories	1,422,433	1,311,702
Other current assets	99,459	81,081
Total current assets	1,823,915	1,768,959
Property and Equipment, net	859,855	799,319
Goodwill	472,613	475,929
Other Intangible Assets, net	81,937	83,720
Other Assets	54,088	55,208
Total Assets	$3,292,408	$3,183,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$762,031	$711,618
Notes payable - floor plan - non-trade	521,924	551,118
Trade accounts payable	113,527	132,405
Accrued interest	12,485	12,409
Other accrued liabilities	214,900	208,654
Current maturities of long-term debt	31,711	30,802
Total current liabilities	1,656,578	1,647,006
Long-Term Debt	795,871	742,610
Other Long-Term Liabilities	73,984	69,200
Deferred Income Taxes	72,815	57,601
Commitments and Contingencies
Stockholders' Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 62,456,603 shares issued and 37,899,038 shares outstanding at September 30, 2015; 62,046,966 shares issued and 38,890,533 shares outstanding at December 31, 2014	625	620
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2015 and December 31, 2014	121	121
Paid-in capital	707,419	697,760
Retained earnings	427,819	376,353
Accumulated other comprehensive income (loss)	(9,072)	(6,424)
Treasury stock, at cost; 24,557,565 Class A shares held at September 30, 2015 and 23,156,433 Class A shares held at December 31, 2014	(433,752)	(401,712)
Total Stockholders' Equity	693,160	666,718
Total Liabilities and Stockholders' Equity	$3,292,408	$3,183,135

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars and shares in thousands)
Balance at December 31, 2014	62,047	$620	(23,156)	$(401,712)	12,029	$121	$697,760	$376,353	$(6,424)	$666,718
Shares awarded under stock compensation plans	389	5	-	-	-	-	1,834	-	-	1,839
Purchases of treasury stock	-	-	(1,402)	(32,040)	-	-	-	-	-	(32,040)
Income tax benefit associated with stock compensation plans	-	-	-	-	-	-	416	-	-	416
Fair value of interest rate swap agreements, net of tax benefit of $1,623	-	-	-	-	-	-	-	-	(2,648)	(2,648)
Restricted stock amortization	-	-	-	-	-	-	7,409	-	-	7,409
Other	21	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	55,253	-	55,253
Dividends ($0.075 per share)	-	-	-	-	-	-	-	(3,787)	-	(3,787)
Balance at September 30, 2015	62,457	$625	(24,558)	$(433,752)	12,029	$121	$707,419	$427,819	$(9,072)	$693,160

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55,253	$71,091
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	50,948	43,042
Provision for bad debt expense	1,633	331
Other amortization	487	987
Debt issuance cost amortization	1,456	1,654
Debt discount amortization, net of premium amortization	127	43
Stock - based compensation expense	7,409	6,203
Deferred income taxes	16,837	21,273
Equity interest in earnings of investee	(278)	(221)
Asset impairment charges	16,698	215
Loss (gain) on disposal of dealerships and property and equipment	(699)	(11,646)
Loss (gain) on exit of leased dealerships	1,485	(272)
Changes in assets and liabilities that relate to operations:
Receivables	76,888	96,778
Inventories	(110,732)	52,070
Other assets	(20,532)	(53,589)
Notes payable - floor plan - trade	50,413	(50,363)
Trade accounts payable and other liabilities	(15,953)	(22,054)
Total adjustments	76,187	84,451
Net cash provided by (used in) operating activities	131,440	155,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	-	(15,288)
Purchases of land, property and equipment	(127,098)	(89,930)
Proceeds from sales of property and equipment	1,256	6,406
Proceeds from sales of dealerships	1,250	51,391
Distributions from equity investee	225	400
Net cash provided by (used in) investing activities	(124,367)	(47,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(29,194)	(101,371)
Borrowings on revolving credit facilities	309,409	97,847
Repayments on revolving credit facilities	(306,163)	(88,068)
Proceeds from issuance of long-term debt	65,075	40,420
Debt issuance costs	-	(2,956)
Principal payments on long-term debt	(14,280)	(15,134)
Purchases of treasury stock	(32,040)	(39,536)
Income tax benefit (expense) associated with stock compensation plans	416	336
Issuance of shares under stock compensation plans	1,839	2,552
Dividends paid	(3,824)	(3,963)
Net cash provided by (used in) financing activities	(8,762)	(109,873)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,689)	(1,352)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,182	3,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,493	$1,664

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $1,623 and
expense of $1,985 in the nine months ended September 30, 2015 and 2014, respectively)	$(2,648)	$3,238
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$53,694	$54,267
Income taxes	$21,718	$34,278

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly-owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and nine months ended September 30, 2015 and 2014, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited consolidated financial statements included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In July 2015, the FASB issued ASU 2015-11 to clarify the subsequent measurement of inventory. This ASU requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU excludes inventory measured using last-in, first-out and the retail inventory method. For public companies, this ASU is effective for fiscal years beginning after December 15, 2016 (early adoption is permitted). Sonic does not expect this ASU to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2014	$18,962
Lease exit expense (1)	1,485
Payments (2)	(4,671)
Balance at September 30, 2015	$15,776

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)

Expense of approximately $0.1 million is recorded in interest expense, other, net, expense of approximately $0.2 million is recorded in selling, general and administrative expenses and expense of approximately $1.2 million is recorded in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense, with approximately $0.5 million in selling, general and administrative expenses, and $4.2 million in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.

Income Tax Expense – The overall effective tax rate from continuing operations was 40.0% and 39.5% for the three and nine months ended September 30, 2015, respectively, and was 38.0% and 38.7% for the three and nine months ended September 30, 2014, respectively. The effective tax rate in the three and nine months ended September 30, 2015 was higher than the prior year periods primarily due to a discrete tax benefit in the three months ended September 30, 2014. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

2. Business Acquisitions and Dispositions

Acquisitions – Sonic did not acquire any franchises during the nine months ended September 30, 2015. Sonic acquired one mid-line import franchise during the three months ended September 30, 2014 and one luxury franchise during the nine months ended September 30, 2014 for a combined aggregate purchase price of approximately $15.3 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(383)	$(900)	$(1,029)	$(1,670)
Gain (loss) on disposal	-	148	-	201
Lease exit accrual adjustments and charges	(616)	1,006	(1,171)	631
Pre-tax income (loss)	$(999)	$254	$(2,200)	$(838)
Total revenues	$-	$-	$42	$-

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Beginning with disposals occurring after March 31, 2014, only the operating results of disposals that represent a strategic shift that has (or will have) a major impact on Sonic’s results of operations and financial position will be included in the income (loss) from discontinued operations in the accompanying condensed consolidated statements of income. Sonic disposed of one franchise during the nine months ended September 30, 2015 that generated net cash of approximately $1.3 million. Sonic disposed of two franchises during the three months ended September 30, 2014 and disposed of five franchises during the nine months ended September 30, 2014. These disposals generated net cash from disposition in those periods of approximately $14.9 million and $30.1 million, respectively.

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(707)	$(441)	$(2,166)	$(344)
Gain (loss) on disposal	(542)	3,111	414	10,734
Property impairment charges	-	-	(10,096)	-
Pre-tax income (loss)	$(1,249)	$2,670	$(11,848)	$10,390
Total revenues	$36	$39,778	$11,602	$195,558

3. Inventories

Inventories consists of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
New vehicles	$998,481	$924,818
Used vehicles	247,260	214,015
Service loaners	115,517	112,520
Parts, accessories and other	61,175	60,349
Net inventories	$1,422,433	$1,311,702

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Land	$252,939	$224,124
Building and improvements	637,356	582,261
Office equipment and fixtures	177,450	151,165
Parts and service equipment	75,763	68,248
Company vehicles	9,228	8,958
Construction in progress	72,832	81,180
Total, at cost	1,225,568	1,115,936
Less accumulated depreciation	(365,713)	(316,617)
Property and equipment, net	$859,855	$799,319

In the three and nine months ended September 30, 2015, capital expenditures were approximately $44.2 million and $127.1 million, respectively, and in the three and nine months ended September 30, 2014, capital expenditures were approximately $41.3 million and $89.9 million, respectively. Capital expenditures for the three and nine months ended September 30, 2015 and 2014 were primarily related to real estate acquisitions, construction of new dealerships and EchoPark® stores, building improvements and equipment purchased for use in Sonic’s dealerships and EchoPark® stores.

Impairment charges for the three months ended September 30, 2015 were immaterial and for the nine months ended September 30, 2015 were approximately $16.7 million. Impairment charges for the three and nine months ended September 30, 2015 include the

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

write-off of goodwill, intangible assets, property and equipment as part of the disposal of a franchise, the write-off of certain costs associated with website and software development projects as well as abandonment of certain construction projects.

5. Goodwill and Intangible Assets

The change in the carrying amount of franchise assets and goodwill for the nine months ended September 30, 2015 is as follows:

	Franchise Assets	Net Goodwill
	(In thousands)
Balance at December 31, 2014	$77,100	$475,929	(1)
Prior year acquisition allocations	1,100	(870)
Reductions from dispositions	(2,400)	(2,446)
Balance at September 30, 2015	$75,800	$472,613	(1)

(1)	Net of accumulated impairment losses of $796,725.

At December 31, 2014, Sonic had approximately $6.6 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2015 was approximately $6.1 million and is included in other intangible assets, net, in the accompanying condensed consolidated balance sheets.

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
2014 Revolving Credit Facility (1)	$3,246	$-
7.0% Senior Subordinated Notes due 2022 (the "7.0% Notes")	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the "5.0% Notes")	300,000	300,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	1,689	4,367
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	170,621	147,554
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	148,954	118,368
Net debt discount and premium (2)	(1,633)	(1,761)
Other	4,705	4,884
Total debt	$827,582	$773,412
Less current maturities	(31,711)	(30,802)
Long-term debt	$795,871	$742,610

(1)	The interest on the 2014 Revolving Credit Facility was 2.25% above LIBOR at September 30, 2015 and December 31, 2014.
(2)

September 30, 2015 includes a $1.3 million discount associated with the 7.0% Notes and a $0.3 million discount associated with mortgage notes payable. December 31, 2014 includes a $1.5 million discount associated with the 7.0% Notes, a $0.1 million premium associated with notes payable to a finance company and a $0.4 million discount associated with mortgage notes payable.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of September 30, 2015, the Revolving Borrowing Base was approximately $179.5 million. As of September 30, 2015, Sonic had approximately $3.2 million of outstanding borrowings and $23.7 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of $152.6 million under the 2014 Revolving Credit Facility. See Note 6, “Long-Term Debt,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion.

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

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). At September 30, 2015, the outstanding principal balance on the Assumed Notes was approximately $1.7 million.

Mortgage Notes

At September 30, 2015, Sonic had mortgage financing totaling approximately $319.6 million related to approximately 30% of its operating properties. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates range between 2015 and 2033. The weighted average interest rate was 3.66% at September 30, 2015.

Covenants

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of September 30, 2015. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50
September 30, 2015 actual	1.20	1.78	4.13

The 2014 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2014 Credit Facilities with the exception of

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2015, the ratio was 3.76 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at September 30, 2015 was a liability of approximately $15.0 million, with $5.6 million included in other accrued liabilities and $9.4 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of these swap positions at December 31, 2014 was a net liability of approximately $11.1 million, with $8.2 million included in other accrued liabilities and $3.5 million included in other long-term liabilities, offset partially by an asset of approximately $0.6 million included in other assets in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.6		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.1		4.655%	one-month LIBOR	December 10, 2017
$7.1	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.2	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$200.0		0.788%	one-month LIBOR	July 1, 2016
$50.0	(3)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(4)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(3)	2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0	(3)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(5)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(6)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(6)	2.313%	one-month LIBOR	July 1, 2019

(1)	The one-month LIBOR rate was approximately 0.193% at September 30, 2015.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2016.
(4)	The effective date of this forward-starting swap is July 3, 2017.
(5)	The effective date of this forward-starting swap is July 1, 2017.
(6)	The effective date of these forward-starting swaps is July 2, 2018.

During the nine months ended September 30, 2015, Sonic entered into four forward-starting interest rate cash flow swap agreements with notional amounts of $125.0 million, $125.0 million, $50.0 million and $200.0 million. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the accompanying condensed consolidated statements of comprehensive income.

For the interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net, in the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2015, these items were a benefit of approximately $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2014, these items were a benefit of approximately $0.2 million and $0.4 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $1.6 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, and $2.4 million and $8.3 million for the three and nine months ended September 30, 2014, respectively, and is included in interest expense, other, net, in the accompanying condensed consolidated statements of income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $3.5 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,456	$27,103		$(598)		$26,505
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(13)		-		(13)
Basic earnings (loss) and shares	50,456	$27,090	$0.54	$(598)	$(0.01)	$26,492	$0.53
Effect of dilutive securities:
Stock compensation plans	313
Diluted earnings (loss) and shares	50,769	$27,090	$0.53	$(598)	$(0.01)	$26,492	$0.52

	Three Months Ended September 30, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,070	$24,557		$155		$24,712
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(79)		-		(79)
Basic earnings (loss) and shares	52,070	$24,478	$0.47	$155	$-	$24,633	$0.47
Effect of dilutive securities:
Stock compensation plans	483
Diluted earnings (loss) and shares	52,553	$24,478	$0.47	$155	$-	$24,633	$0.47

	Nine Months Ended September 30, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,697	$56,584		$(1,331)		$55,253
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(27)		-		(27)
Basic earnings (loss) and shares	50,697	$56,557	$1.12	$(1,331)	$(0.03)	$55,226	$1.09
Effect of dilutive securities:
Stock compensation plans	389
Diluted earnings (loss) and shares	51,086	$56,557	$1.11	$(1,331)	$(0.03)	$55,226	$1.08

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,333	$71,602		$(511)		$71,091
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(229)		-		(229)
Basic earnings (loss) and shares	52,333	$71,373	$1.36	$(511)	$(0.01)	$70,862	$1.35
Effect of dilutive securities:
Stock compensation plans	475
Diluted earnings (loss) and shares	52,808	$71,373	$1.35	$(511)	$(0.01)	$70,862	$1.34

In addition to the stock options included in the table above, options to purchase approximately 0.5 million shares and 0.4 million shares of Class A common stock were outstanding at September 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

Included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets was approximately $0.6 million and $0.3 million, respectively, at September 30, 2015, and approximately $2.0 million and $0.3 million, respectively, at December 31, 2014, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to, but that existed prior to, the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $6.8 million and $16.8 million at September 30, 2015 and December 31, 2014,

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2015. Sonic also guarantees the floor plan commitments of its 50% -owned joint venture, the amount of which was approximately $2.8 million at both September 30, 2015 and December 31, 2014.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2015	December 31, 2014
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$28,683	$27,552
Cash flow swaps designated as hedges (1)	-	618
Total assets	$28,683	$28,170

Liabilities:
Cash flow swaps designated as hedges (2)	$13,905	$10,251
Cash flow swaps not designated as hedges (3)	1,125	1,469
Deferred compensation plan (4)	15,553	15,863
Total liabilities	$30,583	$27,583

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
(2)

As of September 30, 2015, approximately $5.1 million and $8.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, approximately $7.5 million and $2.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(3)

As of September 30, 2015, approximately $0.5 million and $0.6 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, approximately $0.7 million and $0.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances in the three and nine months ended September 30, 2015 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2015 have not changed since December 31, 2014. These assets will be evaluated as of the annual valuation assessment date of October 1.

As of September 30, 2015 and December 31, 2014, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the 2014 Credit Facilities and certain mortgage notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2015 and December 31, 2014, the fair value and carrying value of Sonic’s fixed rate long-term debt were as follows:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$211,500	$198,669	$216,000	$198,556
5.0% Notes (1)	$290,250	$300,000	$294,000	$300,000
Mortgage Notes (2)	$177,363	$170,621	$152,240	$147,554
Assumed Notes (2)	$1,687	$1,696	$4,365	$4,474
Other (2)	$4,425	$4,705	$4,588	$4,884

(1)	As determined by market quotations as of September 30, 2015 and December 31, 2014, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3)

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Nine Months Ended September 30, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2014	$(5,973)	$(451)	$(6,424)
Other comprehensive income (loss) before reclassifications (1)	(6,683)	-	(6,683)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	4,035	-	4,035
Net current-period other comprehensive income (loss)	(2,648)	-	(2,648)
Balance at September 30, 2015	$(8,621)	$(451)	$(9,072)

(1)	Net of tax benefit of $4,096.
(2)	Net of tax expense of $2,473.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” of the notes to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2014.

11. Segment Information

As of September 30, 2015, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new and buy and sell used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment revenue and segment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Franchised Dealerships	$2,472,357	$2,355,604	$7,094,951	$6,845,271
EchoPark®	22,051	-	58,712	-
Total consolidated revenues	$2,494,408	$2,355,604	$7,153,663	$6,845,271

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$61,104	$56,349	$145,888	$166,040
EchoPark®	(3,545)	(3,853)	(13,827)	(8,838)
Total segment income	57,559	52,496	132,061	157,202
Interest expense, other, net	(12,361)	(12,893)	(38,635)	(40,576)
Other income (expense), net	-	(1)	102	98
Income (loss) from continuing operations before taxes	$45,198	$39,602	$93,528	$116,724
(1)	Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

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

As a result of the way we manage our business, as of September 30, 2015, we had two operating segments: Franchised Dealerships and EchoPark®.  The Franchised Dealerships segment is comprised of retail automotive franchises that sell new and buy and sell used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone pre-owned specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

Overview

We are one of the largest automotive retailers in the United States. As of September 30, 2015, we operated 117 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2015, we operated 99 franchised dealership stores and three EchoPark® stores.

Our dealerships provide comprehensive services including (1) sales and purchases of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three and nine months ended September 30, 2015 and 2014:

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2015	2014	2015	2014

Luxury:
BMW	20.3%	20.8%	21.1%	20.8%
Mercedes	9.1%	8.7%	9.4%	9.0%
Lexus	5.5%	5.6%	5.4%	5.1%
Audi	4.9%	5.0%	4.9%	4.9%
Cadillac	3.3%	4.1%	3.2%	4.4%
Land Rover	3.1%	2.5%	3.8%	2.7%
Porsche	2.6%	2.5%	2.5%	2.4%
Mini	1.7%	2.1%	2.0%	2.2%
Volvo	1.0%	0.8%	0.8%	0.8%
Acura	0.9%	0.8%	0.9%	0.9%
Infiniti	0.8%	0.7%	0.8%	0.7%
Jaguar	0.6%	0.7%	0.7%	0.7%
Smart	0.3%	0.0%	0.1%	0.0%
Total Luxury	54.1%	54.3%	55.6%	54.6%
Mid-line Import:
Honda	16.5%	16.0%	15.9%	15.4%
Toyota	11.5%	11.3%	11.2%	10.6%
Volkswagen	1.8%	2.3%	1.8%	2.0%
Hyundai	1.6%	1.6%	1.5%	1.7%
Other (1)	0.8%	1.2%	0.9%	1.6%
Nissan	0.6%	0.8%	0.6%	1.0%
Total Mid-line Import	32.8%	33.2%	31.9%	32.3%
Domestic:
Ford	7.3%	7.1%	7.0%	7.6%
General Motors (2)	5.8%	5.4%	5.5%	5.5%
Total Domestic	13.1%	12.5%	12.5%	13.1%

Total	100.0%	100.0%	100.0%	100.0%

(1)   Includes Kia, Scion and Subaru.

(2)   Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three and nine months ended September 30, 2015 are compared to the three and nine months ended September 30, 2014, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, Fixed Operations and F&I are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions of vehicles)	2015	2014	% Change	2015	2014	% Change
SAAR	17.8	16.7	6.6%	17.2	16.3	5.5%

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

Our reported new vehicle results (including fleet) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,368,029	$1,327,837	$40,192	3.0%
Gross profit	$65,435	$69,026	$(3,591)	(5.2%)
Unit sales	37,493	36,774	719	2.0%
Revenue per unit	$36,488	$36,108	$380	1.1%
Gross profit per unit	$1,745	$1,877	$(132)	(7.0%)
Gross profit as a % of revenue	4.8%	5.2%	(40)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$3,865,639	$3,773,234	$92,405	2.4%
Gross profit	$193,720	$209,892	$(16,172)	(7.7%)
Unit sales	104,145	103,310	835	0.8%
Revenue per unit	$37,118	$36,523	$595	1.6%
Gross profit per unit	$1,860	$2,032	$(172)	(8.5%)
Gross profit as a % of revenue	5.0%	5.6%	(60)	bps

Our same store new vehicle results (including fleet) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,357,281	$1,307,800	$49,481	3.8%
Gross profit	$64,860	$67,826	$(2,966)	(4.4%)
Unit sales	37,147	36,143	1,004	2.8%
Revenue per unit	$36,538	$36,184	$354	1.0%
Gross profit per unit	$1,746	$1,877	$(131)	(7.0%)
Gross profit as a % of revenue	4.8%	5.2%	(40)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$3,830,202	$3,670,736	$159,466	4.3%
Gross profit	$192,086	$204,223	$(12,137)	(5.9%)
Unit sales	103,058	100,350	2,708	2.7%
Revenue per unit	$37,165	$36,579	$586	1.6%
Gross profit per unit	$1,864	$2,035	$(171)	(8.4%)
Gross profit as a % of revenue	5.0%	5.6%	(60)	bps

During 2015, we continued to test our new car pricing model. Once the pricing models prove to be efficient and effective, we believe we will become more aggressive in pricing as well as gain market share as customers benefit from the entire complement of our shopping experience.

The increase in new vehicle revenue during the three and nine months ended September 30, 2015 was primarily driven by an increase in new vehicle unit sales volume of 2.8% and 2.7%, respectively. During the three and nine months ended September 30, 2015, excluding fleet sales (which we began to scale back in 2014), our retail new vehicle revenue increased 3.8% and 5.2%, respectively, and our retail new unit sales volume increased 2.5% and 3.7%, respectively. Our Honda, Mercedes and Toyota/Scion dealerships led our retail new vehicle unit sales volume growth with increases of 4.0%, 10.8% and 3.9%, respectively, in the three months ended September 30, 2015. Our Honda, Toyota/Scion and Mercedes dealerships led our retail new vehicle unit sales volume growth with increases of 5.3%, 8.2% and 13.4%, respectively, in the nine months ended September 30, 2015.

Total new vehicle gross profit dollars decreased $3.0 million, or 4.4%, during the three months ended September 30, 2015 and decreased $12.1 million, or 5.9%, during the nine months ended September 30, 2015. Our gross profit per new unit decreased in the three and nine months ended September 30, 2015 by $131 and $171 per unit, respectively, primarily driven by our Toyota/Scion, BMW and Audi dealerships. New fleet vehicle gross profit dollars decreased $0.2 million during the three months ended September 30, 2015, primarily driven by the 18.3% decrease in new fleet vehicle revenue per unit. New fleet vehicle gross profit dollars decreased $1.5 million during the nine months ended September 30, 2015, primarily driven by the 41.7% decrease in new fleet vehicle unit sales volume.

Our luxury dealerships (which include Cadillac) experienced an increase in retail new vehicle revenue of 2.4% and 5.9% during the three and nine months ended September 30, 2015, respectively, primarily due to a retail new unit sales volume increase of 1.5% and 3.9%, respectively. Luxury dealership retail new vehicle gross profit decreased 3.4% and 0.8% during the three and nine months ended September 30, 2015, respectively, primarily driven by gross profit decreases at our BMW, Audi and Cadillac dealerships, offset partially by increases at our Land Rover and Mercedes dealerships. Luxury dealership retail new vehicle gross profit per unit decreased 4.8% and 4.5% during the three and nine months ended September 30, 2015, respectively, primarily driven by our BMW and Audi dealerships. These declines in retail new vehicle gross profit per unit are the result of the transparency of new vehicle pricing and our strategy to maintain and gain market share in these brands to support used inventory acquisition and fixed operations.

Our mid-line import dealerships experienced an increase in retail new vehicle revenue of 2.9% and 4.3% during the three and nine months ended September 30, 2015, respectively, primarily due to a retail new unit sales volume increase of 2.0% and 4.2%, respectively. Mid-line import dealership retail new vehicle gross profit decreased 16.4% and 20.8% during the three and nine months ended September 30, 2015, respectively, primarily driven by gross profit decreases at our Toyota/Scion, Honda and Hyundai dealerships. Mid-line import dealership retail new vehicle gross profit per unit decreased 18.1% and 24.0% during the three and nine months ended September 30, 2015, respectively, primarily driven by our Toyota/Scion, Honda and Hyundai dealerships. These declines in retail new vehicle gross profit per unit are the result of the transparency of new vehicle pricing and our strategy to maintain and gain market share in these brands to support used inventory acquisition and fixed operations.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our domestic dealership retail new vehicle revenue increased 12.5% and 4.3% during the three and nine months ended September 30, 2015, respectively, primarily due to a retail new unit sales volume increase of 7.3% and 0.9%, respectively. Domestic dealership retail new vehicle gross profit increased 14.7% during the three months ended September 30, 2015, driven primarily by our Ford dealerships, and decreased 0.7% during the nine months ended September 30, 2015, driven primarily by our General Motors dealerships. Domestic dealership retail new vehicle gross profit per unit increased 7.0% during the three months ended September 30, 2015, driven by our Ford dealerships and decreased 1.6% during the nine months ended September 30, 2015, driven by our General Motors dealerships.  Domestic dealership retail new vehicle gross profit per unit increased during the three months ended September 30, 2015, primarily driven by an increase in higher margin retail truck sales. Domestic dealership retail new vehicle gross profit per unit decreased during the nine months ended September 30, 2015, as a result of the transparency of new vehicle pricing and our strategy to maintain and gain market share in these brands to support used inventory acquisition and fixed operations, partially offset by an increase in higher margin retail truck sales.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

Our reported used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$652,058	$583,570	$68,488	11.7%
Gross profit	$41,730	$41,245	$485	1.2%
Unit sales	30,467	27,536	2,931	10.6%
Revenue per unit	$21,402	$21,193	$209	1.0%
Gross profit per unit	$1,370	$1,498	$(128)	(8.5%)
Gross profit as a % of revenue	6.4%	7.1%	(70)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,904,594	$1,747,254	$157,340	9.0%
Gross profit	$123,271	$119,412	$3,859	3.2%
Unit sales	88,903	83,707	5,196	6.2%
Revenue per unit	$21,423	$20,873	$550	2.6%
Gross profit per unit	$1,387	$1,427	$(40)	(2.8%)
Gross profit as a % of revenue	6.5%	6.8%	(30)	bps

Our same store used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$625,760	$571,295	$54,465	9.5%
Gross profit	$40,288	$40,816	$(528)	(1.3%)
Unit sales	29,173	26,902	2,271	8.4%
Revenue per unit	$21,450	$21,236	$214	1.0%
Gross profit per unit	$1,381	$1,517	$(136)	(9.0%)
Gross profit as a % of revenue	6.4%	7.1%	(70)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,831,379	$1,689,958	$141,421	8.4%
Gross profit	$119,184	$116,749	$2,435	2.1%
Unit sales	85,225	80,900	4,325	5.3%
Revenue per unit	$21,489	$20,889	$600	2.9%
Gross profit per unit	$1,398	$1,443	$(45)	(3.1%)
Gross profit as a % of revenue	6.5%	6.9%	(40)	bps

In the three months ended September 30, 2015, our used vehicle unit volume increased 8.4%, driven primarily by our BMW, Honda and Toyota stores. Used vehicle unit volume increased 5.3% in the nine months ended September 30, 2015, driven primarily by our BMW, Honda and Audi stores. Used vehicle gross profit for the three months ended September 30, 2015 decreased 1.3%, driven primarily by a 9.0% decrease in gross profit per unit, partially offset by an increase in used vehicle unit volume. Used vehicle gross profit for the nine months ended September 30, 2015 increased 2.1%, primarily driven by an increase in used vehicle unit volume, offset partially by a 3.1% decrease in gross profit per unit. As we expand the One Sonic-One Experience initiative to additional stores, we believe we will have the opportunity to experience gains in our used vehicle unit volume and gross profit.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume and are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

Our reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$37,971	$41,433	$(3,462)	(8.4%)
Gross profit (loss)	$(2,481)	$(1,086)	$(1,395)	(128.5%)
Unit sales	7,787	7,916	(129)	(1.6%)
Revenue per unit	$4,876	$5,234	$(358)	(6.8%)
Gross profit (loss) per unit	$(319)	$(137)	$(182)	(132.8%)
Gross profit (loss) as a % of revenue	(6.5%)	(2.6%)	(390)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$120,760	$127,797	$(7,037)	(5.5%)
Gross profit (loss)	$(5,366)	$(2,493)	$(2,873)	(115.2%)
Unit sales	23,574	23,034	540	2.3%
Revenue per unit	$5,123	$5,548	$(425)	(7.7%)
Gross profit (loss) per unit	$(228)	$(108)	$(120)	(111.1%)
Gross profit (loss) as a % of revenue	(4.4%)	(2.0%)	(240)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$36,803	$40,338	$(3,535)	(8.8%)
Gross profit (loss)	$(2,445)	$(1,065)	$(1,380)	(129.6%)
Unit sales	7,463	7,750	(287)	(3.7%)
Revenue per unit	$4,931	$5,205	$(274)	(5.3%)
Gross profit (loss) per unit	$(328)	$(137)	$(191)	(139.4%)
Gross profit (loss) as a % of revenue	(6.6%)	(2.6%)	(400)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$117,037	$123,910	$(6,873)	(5.5%)
Gross profit (loss)	$(4,969)	$(2,396)	$(2,573)	(107.4%)
Unit sales	22,622	22,371	251	1.1%
Revenue per unit	$5,174	$5,539	$(365)	(6.6%)
Gross profit (loss) per unit	$(220)	$(107)	$(113)	(105.6%)
Gross profit (loss) as a % of revenue	(4.2%)	(1.9%)	(230)	bps

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction. In the three and nine months ended September 30, 2015, wholesale unit volume as a percentage of total used unit volume (retail plus wholesale) declined 200 basis points and 70 basis points, respectively. This shift toward retailing a higher percentage of our used inventory contributed to higher levels of gross loss per wholesale unit, as the remaining wholesale vehicles are typically lower in quality/value.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$147,308	$141,458	$5,850	4.1%
Warranty	58,522	48,431	10,091	20.8%
Wholesale parts	45,832	46,983	(1,151)	(2.4%)
Internal, sublet and other	98,858	88,868	9,990	11.2%
Total	$350,520	$325,740	$24,780	7.6%
Gross profit
Customer pay	$80,588	$77,546	$3,042	3.9%
Warranty	32,337	26,254	6,083	23.2%
Wholesale parts	8,045	8,122	(77)	(0.9%)
Internal, sublet and other	48,767	43,358	5,409	12.5%
Total	$169,737	$155,280	$14,457	9.3%
Gross profit as a % of revenue
Customer pay	54.7%	54.8%	(10)	bps
Warranty	55.3%	54.2%	110	bps
Wholesale parts	17.6%	17.3%	30	bps
Internal, sublet and other	49.3%	48.8%	50	bps
Total	48.4%	47.7%	70	bps

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$431,479	$427,620	$3,859	0.9%
Warranty	169,170	142,072	27,098	19.1%
Wholesale parts	136,693	142,071	(5,378)	(3.8%)
Internal, sublet and other	282,536	261,883	20,653	7.9%
Total	$1,019,878	$973,646	$46,232	4.7%
Gross profit
Customer pay	$236,551	$235,151	$1,400	0.6%
Warranty	94,776	77,163	17,613	22.8%
Wholesale parts	24,332	24,590	(258)	(1.0%)
Internal, sublet and other	140,688	130,381	10,307	7.9%
Total	$496,347	$467,285	$29,062	6.2%
Gross profit as a % of revenue
Customer pay	54.8%	55.0%	(20)	bps
Warranty	56.0%	54.3%	170	bps
Wholesale parts	17.8%	17.3%	50	bps
Internal, sublet and other	49.8%	49.8%	0	bps
Total	48.7%	48.0%	70	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
Same Store:	(In thousands)
Revenue
Customer pay	$146,360	$139,186	$7,174	5.2%
Warranty	58,128	47,460	10,668	22.5%
Wholesale parts	45,561	46,041	(480)	(1.0%)
Internal, sublet and other	96,460	87,261	9,199	10.5%
Total	$346,509	$319,948	$26,561	8.3%
Gross profit
Customer pay	$80,053	$76,324	$3,729	4.9%
Warranty	32,216	25,784	6,432	24.9%
Wholesale parts	7,979	7,941	38	0.5%
Internal, sublet and other	47,440	42,418	5,022	11.8%
Total	$167,688	$152,467	$15,221	10.0%
Gross profit as a % of revenue
Customer pay	54.7%	54.8%	(10)	bps
Warranty	55.4%	54.3%	110	bps
Wholesale parts	17.5%	17.2%	30	bps
Internal, sublet and other	49.2%	48.6%	60	bps
Total	48.4%	47.7%	70	bps

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
Same Store:	(In thousands)
Revenue
Customer pay	$426,683	$415,998	$10,685	2.6%
Warranty	167,771	137,297	30,474	22.2%
Wholesale parts	135,643	138,563	(2,920)	(2.1%)
Internal, sublet and other	274,892	254,753	20,139	7.9%
Total	$1,004,989	$946,611	$58,378	6.2%
Gross profit
Customer pay	$234,006	$228,983	$5,023	2.2%
Warranty	94,108	74,684	19,424	26.0%
Wholesale parts	24,114	23,912	202	0.8%
Internal, sublet and other	136,931	126,192	10,739	8.5%
Total	$489,159	$453,771	$35,388	7.8%
Gross profit as a % of revenue
Customer pay	54.8%	55.0%	(20)	bps
Warranty	56.1%	54.4%	170	bps
Wholesale parts	17.8%	17.3%	50	bps
Internal, sublet and other	49.8%	49.5%	30	bps
Total	48.7%	47.9%	80	bps

During the three and nine months ended September 30, 2015, our total Fixed Operations customer pay revenue increased 5.2% and 2.6%, respectively. Warranty revenue increased during the three and nine months ended September 30, 2015 by 22.5% and 22.2%, respectively, led by increases in warranty activity, including recalls, at our BMW and Honda dealerships. During the three and nine months ended September 30, 2015, used vehicle reconditioning revenue increased 13.2% and 9.3%, respectively, contributing to the net increase. Fixed Operations customer pay revenue increased 12.0% and 5.9% at our domestic dealerships, 4.8% and 2.7% at our luxury dealerships and 3.0% and 0.6% at our mid-line import dealerships, during the three and nine months ended September 30, 2015, respectively.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 2015, an increase in Fixed Operations revenue contributed approximately $12.7 million in additional gross profit and an increase in gross margin rate of 70 basis points contributed to a $2.5 million increase in gross profit. For the nine months ended September 30, 2015, an increase in Fixed Operations revenue contributed approximately $28.0 million in additional gross profit and an increase in gross margin rate of 80 basis points contributed to a $7.4 million increase in gross profit. The gross margin rate increased primarily due to increased warranty activity and rate at our BMW dealerships.

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

Our reported F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$85,830	$77,024	$8,806	11.4%
Gross profit per retail unit (excludes fleet)	$1,274	$1,207	$67	5.6%

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$242,792	$223,340	$19,452	8.7%
Gross profit per retail unit (excludes fleet)	$1,266	$1,208	$58	4.8%

Our same store F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$84,052	$75,797	$8,255	10.9%
Gross profit per retail unit (excludes fleet)	$1,279	$1,211	$68	5.6%

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$237,771	$217,216	$20,555	9.5%
Gross profit per retail unit (excludes fleet)	$1,271	$1,213	$58	4.8%

F&I revenues and F&I gross profit per unit increased during the three and nine months ended September 30, 2015, primarily due to improved penetration rates on service contracts and aftermarket products as a result of increased visibility into performance drivers provided by our proprietary internal software applications. In addition, F&I revenues improved due to increases in total new and used retail (excluding fleet) unit volume of 5.0% and 4.4% for the three and nine months ended September 30, 2015, respectively.

Finance contract revenue increased 8.7% and 8.3% for the three and nine months ended September 30, 2015, respectively, primarily due to increases in penetration rates of 170 basis points and 110 basis points, respectively. The increase in finance contract revenue in the three and nine months ended September 30, 2015 was further driven by increases in gross profit per contract of 1.1% and 2.1%, respectively. Finance contract revenue may experience compression if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service contract revenue increased 7.5% and 4.7% in the three and nine months ended September 30, 2015, respectively, driven primarily by a service contract penetration rate increase of 80 basis points and 60 basis points for the three and nine months ended September 30, 2015, respectively.

Other aftermarket contract revenue increased 11.9% and 12.7% in the three and nine months ended September 30, 2015, respectively, driven primarily by other aftermarket contract penetration rate increases of 190 basis points and 470 basis points, respectively.

Segment Results

In the following tables of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$2,472,357	$2,355,604	$116,753	5.0%
EchoPark®	22,051	-	22,051	100.0%
Total consolidated revenues	$2,494,408	$2,355,604	$138,804	5.9%
Segment income (loss) (1):
Franchised Dealerships	$61,104	$56,349	$4,755	8.4%
EchoPark®	(3,545)	(3,853)	308	8.0%
Total segment income	57,559	52,496	5,063	9.6%
Interest expense, other, net	(12,361)	(12,893)	532	4.1%
Other income (expense), net	-	(1)	1	100.0%
Income (loss) from continuing operations before taxes	$45,198	$39,602	$5,596	14.1%
(1)	Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail unit sales volume:
Franchised Dealerships	66,438	63,837	2,601	4.1%
EchoPark®	920	-	920	100.0%
Total units retailed	67,358	63,837	3,521	5.5%

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Revenues:
Franchised Dealerships	$7,094,951	$6,845,271	$249,680	3.6%
EchoPark®	58,712	-	58,712	100.0%
Total consolidated revenues	$7,153,663	$6,845,271	$308,392	4.5%
Segment income (loss) (1):
Franchised Dealerships	$145,888	$166,040	$(20,152)	(12.1%)
EchoPark®	(13,827)	(8,838)	(4,989)	(56.4%)
Total segment income	132,061	157,202	(25,141)	(16.0%)
Interest expense, other, net	(38,635)	(40,576)	1,941	4.8%
Other income (expense), net	102	98	4	4.1%
Income (loss) from continuing operations before taxes	$93,528	$116,724	$(23,196)	(19.9%)
(1)	Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail unit sales volume:
Franchised Dealerships	189,343	184,884	4,459	2.4%
EchoPark®	2,461	-	2,461	100.0%
Total units retailed	191,804	184,884	6,920	3.7%

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

EchoPark®

We opened the first two EchoPark® locations in November and December 2014, and we opened the third location in January 2015. Our EchoPark® business operates independently from the previously existing new and used sales operations and introduces customers to an exciting shopping and buying experience. During the three months ended September 30, 2015, EchoPark® generated approximately $22.1 million of revenue and gross profit of $2.9 million, driven by the sale of 920 used vehicles, which generated a gross profit per unit of $1,470 and F&I gross profit per unit of $927. EchoPark® incurred a $3.7 million operating loss during the three months ended September 30, 2015. During the nine months ended September 30, 2015, EchoPark® generated approximately $58.7 million of revenue and gross profit of $7.3 million, driven by the sale of 2,461 used vehicles, which generated a gross profit per unit of $1,375 and F&I gross profit per unit of $910. EchoPark® incurred a $14.1 million operating loss during the nine months ended September 30, 2015, which includes a $1.4 million impairment charge primarily related to website development.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including certain customer-related costs, insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.

The following tables set forth information related to our reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
SG&A expenses
Compensation	$167,489	$163,230	$(4,259)	(2.6%)
Advertising	15,470	14,045	(1,425)	(10.1%)
Rent	18,558	18,145	(413)	(2.3%)
Other	78,524	74,724	(3,800)	(5.1%)
Total	$280,041	$270,144	$(9,897)	(3.7%)
SG&A expenses as a % of gross profit
Compensation	46.5%	47.8%	130	bps
Advertising	4.3%	4.1%	(20)	bps
Rent	5.2%	5.3%	10	bps
Other	21.7%	21.9%	20	bps
Total	77.7%	79.1%	140	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
SG&A expenses
Compensation	$497,158	$483,493	$(13,665)	(2.8%)
Advertising	46,160	42,027	(4,133)	(9.8%)
Rent	55,058	55,324	266	0.5%
Other	237,188	222,187	(15,001)	(6.8%)
Total	$835,564	$803,031	$(32,533)	(4.1%)
SG&A expenses as a % of gross profit
Compensation	47.3%	47.5%	20	bps
Advertising	4.4%	4.1%	(30)	bps
Rent	5.2%	5.4%	20	bps
Other	22.6%	21.9%	(70)	bps
Total	79.5%	78.9%	(60)	bps

Overall SG&A expenses increased for the three and nine months ended September 30, 2015, due in part to costs related to our EchoPark®, One Sonic-One Experience and other strategic initiatives, among other cost drivers as discussed below. Overall SG&A expenses as a percentage of gross profit decreased 140 basis points in the three months ended September 30, 2015 and increased 60 basis points during the nine months ended September 30, 2015. Excluding the effect of EchoPark® expenses, total SG&A expenses as a percentage of gross profit decreased 120 basis points and increased 30 basis points for the three and nine months ended September 30, 2015, respectively, compared to the prior year periods.

Compensation costs as a percentage of gross profit decreased 130 basis points and 20 basis points in the three and nine months ended September 30, 2015, respectively, primarily due to higher gross profit levels during 2015, allowing us to better leverage fixed compensation costs.

In the three and nine months ended September 30, 2015, total advertising expense increased in both dollar amount and as a percentage of gross profit due to increased advertising programs for EchoPark® and our One Sonic-One Experience initiative.

Rent expense as a percentage of gross profit decreased 10 basis points and 20 basis points in the three and nine months ended September 30, 2015, respectively, primarily due to higher gross profit levels and the purchase of properties that were previously leased.

Other SG&A expenses increased in dollar amount during the three months ended September 30, 2015, primarily due to higher outside contractor expenses, insurance costs and taxes other than income. As a percentage of gross profit, other SG&A expenses decreased during the three months ended September 30, 2015, due to higher gross profit levels. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit during the nine months ended September 30, 2015, primarily due to IT expenses related to EchoPark® and our One Sonic-One Experience initiative, legal fees and taxes other than income.

Included in other SG&A expenses for the nine months ended September 30, 2015 is approximately $2.3 million of storm-related physical damage and $0.6 million of legal expense, partially offset by gains on disposal of franchise of approximately $0.2 million. Included in other SG&A expenses for the three and nine months ended September 30, 2014 is approximately $2.0 million and $3.0 million, respectively, of storm-related physical damage offset by gain on sale of dealerships of approximately $3.2 million and $10.5 million, respectively. Excluding the effect of these adjustments, total SG&A expenses as a percentage of gross profit decreased 170 basis points and 50 basis points for the three and nine months ended September 30, 2015, respectively. Excluding the effect of these adjustments, Franchised Dealerships SG&A expenses as a percentage of gross profit decreased 150 basis points and 80 basis points for the three and nine months ended September 30, 2015, respectively.

Impairment Charges

Impairment charges decreased approximately $0.2 million and increased approximately $16.5 million during the three and nine months ended September 30, 2015, respectively. Impairment charges for the nine months ended September 30, 2015 include the write-off of goodwill, intangible assets, property and equipment as part of the disposal of a franchise, the write-off of certain costs associated with website and software development projects as well as abandonment of certain construction projects.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Depreciation and amortization expense increased approximately $3.0 million, or 21.2%, and $7.9 million, or 18.4%, during the three and nine months ended September 30, 2015, respectively. The increase is primarily related to completed construction projects that were placed in service subsequent to September 30, 2014.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $0.9 million, or 21.8%, and $1.1 million, or 8.3%, in the three and nine months ended September 30, 2015, respectively. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $136.6 million and $67.4 million in the three and nine months ended September 30, 2015, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.5 million and $0.8 million in the three and nine months ended September 30, 2015, respectively. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.63% and 1.61% in the three and nine months ended September 30, 2015, respectively, compared to 1.50% and 1.58% in the three and nine months ended September 30, 2014, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.4 million and $0.3 million in the three and nine months ended September 30, 2015, respectively.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.1 million, or 21.2%, and $0.5 million, or 54.3%, in the three and nine months ended September 30, 2015, respectively. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $20.4 million and $37.7 million in the three and nine months ended September 30, 2015, respectively, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million and $0.5 million in the three and nine months ended September 30, 2015, respectively. The average used vehicle floor plan interest rate incurred by continuing dealerships was 1.57% and 1.76% in the three and nine months ended September 30, 2015, respectively, compared to 1.74% and 1.84% in the three and nine months ended September 30, 2014, respectively, which had minimal effect on used vehicle floor plan interest expense.

Interest Expense, Other, Net

Interest expense, other, net, is summarized in the schedule below:

	Three Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)

Stated/coupon interest	$10,687	$10,383	$(304)	(2.9%)
Discount/premium amortization	38	36	(2)	(5.6%)
Deferred loan cost amortization	625	645	20	3.1%
Cash flow swap interest	1,499	2,148	649	30.2%
Capitalized interest	(654)	(502)	152	30.3%
Other interest	166	183	17	9.3%
Total	$12,361	$12,893	$532	4.1%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)

Stated/coupon interest	$31,540	$31,094	$(446)	(1.4%)
Discount/premium amortization	113	105	(8)	(7.6%)
Deferred loan cost amortization	1,861	2,059	198	9.6%
Cash flow swap interest	5,813	7,865	2,052	26.1%
Capitalized interest	(1,246)	(1,073)	173	16.1%
Other interest	554	526	(28)	(5.3%)
Total	$38,635	$40,576	$1,941	4.8%

Interest expense, other, net, decreased approximately $0.5 million and $2.0 million in the three and nine months ended September 30, 2015, primarily due to a decrease in cash flow swap interest payments due to the expiration of four interest rate swaps during the three months ended September 30, 2015.

Income Taxes

The overall effective tax rate from continuing operations was 40.0% and 39.5% for the three and nine months ended September 30, 2015, respectively, and was 38.0% and 38.7% for the three and nine months ended September 30, 2014, respectively. The effective tax rate in the three and nine months ended September 30, 2015 was higher than the prior year periods primarily due to a discrete tax benefit in the three months ended September 30, 2014. The effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(383)	$(900)	$(1,029)	$(1,670)
Gain (loss) on disposal	-	148	-	201
Lease exit accrual adjustments and charges	(616)	1,006	(1,171)	631
Pre-tax income (loss)	$(999)	$254	$(2,200)	$(838)
Total revenues	$-	$-	$42	$-

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

We had the following liquidity resources available as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$2,493	$4,182
Availability under our revolving credit facility	152,568	165,560
Availability under our used floor plan facilities	58,153	22,642
Floor plan deposit balance	74,000	57,500
Total available liquidity resources	$287,214	$249,884

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $74.0 million and $57.5 million as of September 30, 2015 and December 31, 2014, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying condensed consolidated statements of cash flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying condensed consolidated statements of income. In the three and nine months ended September 30, 2015, the reduction in interest expense, floor plan, was approximately $0.4 million and $1.1 million, respectively. In the three and nine months ended September 30, 2014, the reduction in interest expense, floor plan, was approximately $0.6 million and $1.5 million, respectively.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.63% and 1.62% in the three and nine months ended September 30, 2015, respectively, and 1.52% and 1.59% in the three and nine months ended September 30, 2014, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $11.3 million and $30.7 million in floor plan assistance in the three and nine months ended September 30, 2015, respectively, and $10.3 million and $29.3 million in the three and nine months ended September 30, 2014, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $10.5 million and $30.1 million in the three and nine months ended September 30, 2015, respectively, and $9.9 million and $28.4 million in the three and nine months ended September 30, 2014, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

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

Capital expenditures in the three and nine months ended September 30, 2015 were approximately $44.2 million and $127.1 million, respectively. Of this amount, approximately $28.3 million and $76.7 million were related to facility construction projects in the three and nine months ended September 30, 2015, respectively.  Real estate acquisitions accounted for approximately $9.0 million and $23.2 in the three and nine months ended September 30, 2015, respectively. Fixed assets utilized in our dealership operations accounted for the remaining $6.9 million and $27.2 million of the capital expenditures in the three and nine months ended September 30, 2015, respectively.

Of the capital expenditures in the three and nine months ended September 30, 2015, approximately $19.0 million and $65.0 million, respectively, was funded through mortgage financing and approximately $25.2 million and $62.1 million, respectively, was funded through cash from operations and use of our credit facilities. As of September 30, 2015, commitments for facilities construction projects totaled approximately $63.3 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three and nine months ended September 30, 2015, we repurchased approximately 0.8 million shares and 1.4 million shares, respectively, of our Class A common stock for approximately $17.3 million  and $32.0 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the three and nine months ended September 30, 2014, we repurchased approximately 1.2 million shares and 1.7 million shares, respectively, of our Class A common stock for approximately $28.4 million and $39.5 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. As of September 30, 2015, our total remaining repurchase authorization was approximately $47.4 million. Under the 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2014 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the three months ended September 30, 2015, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of September 15, 2015 to be paid on October 15, 2015. Subsequent to September 30, 2015, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.0375 per share for stockholders of record on December 15, 2015 to be paid on January 15, 2016. Under the 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

In the nine months ended September 30, 2015, net cash provided by operating activities was approximately $131.4 million. This provision of cash was comprised primarily of cash inflows related to operating profits, and a decrease in receivables and an increase in notes payable – floor plan – trade, offset partially by decreases in trade accounts payable and other liabilities and an increase in

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

inventories. In the nine months ended September 30, 2014, net cash provided by operating activities was approximately $155.5 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables and inventories, offset partially by an increase in other assets and a decrease in notes payable – floor plan – trade.

Net cash used in investing activities in the nine months ended September 30, 2015 was approximately $124.4 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in investing activities in the nine months ended September 30, 2014 was approximately $47.0 million. This use of cash was primarily comprised of purchases of land, property and equipment and the acquisition of two franchise operations, offset partially by proceeds from sales of dealerships.

Net cash used in financing activities in the nine months ended September 30, 2015 was approximately $8.8 million. This use of cash was comprised primarily of cash outflows primarily related to purchases of treasury stock, a decrease in notes payable – floor plan – non-trade and payments on long-term debt, offset partially by proceeds from issuance of mortgage-related long-term debt.  Net cash used in financing activities in the nine months ended September 30, 2014 was approximately $109.9 million. This use of cash was primarily related to a decrease in notes payable – floor plan – non-trade and purchases of treasury stock, offset partially by proceeds from issuance of mortgage-related long-term debt.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash provided by combined trade and non-trade floor plan financing was approximately $21.2 million in the nine months ended September 30, 2015 and net cash used was approximately $151.7 million in the nine months ended September 30, 2014.  Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $102.2 million and $54.2 million in the nine months ended September 30, 2015 and 2014, respectively.

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

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $912.1 million at September 30, 2015. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $7.7 million in the nine months ended September 30, 2015. Of the total change in interest expense, approximately $6.8 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three and nine months ended September 30, 2015 due to the leases containing LIBOR floors which were above the LIBOR rate during the three and nine months ended September 30, 2015.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at September 30, 2015 was a liability of approximately $15.0 million, with $5.6 million included in other accrued liabilities and $9.4 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.6		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.1		4.655%	one-month LIBOR	December 10, 2017
$7.1	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.2	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$200.0		0.788%	one-month LIBOR	July 1, 2016
$50.0	(3)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(4)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(3)	2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0	(3)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(5)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(6)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(6)	2.313%	one-month LIBOR	July 1, 2019

(1)	The one-month LIBOR rate was approximately 0.193% at September 30, 2015.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2016.
(4)	The effective date of this forward-starting swap is July 3, 2017.
(5)	The effective date of this forward-starting swap is July 1, 2017.
(6)	The effective date of these forward-starting swaps is July 2, 2018.

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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is highly dependent on consumer demand and preferences. Events such as manufacturer recalls, negative publicity or legal proceedings related to these events may have a negative impact on the products we sell. If such events are significant, the profitability of our dealerships related to those manufacturers could be adversely affected and we could experience a material adverse effect on our overall results of operations, financial position and cash flows.

In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In addition, the United States Environmental Protection Agency issued a Notice of Violation of the Clean Air Act to the automaker. On September 29, 2015, Volkswagen announced plans to refit the vehicles affected by the emissions violations. The models affected are certain Volkswagen and Audi 2.0L TDI diesel models with model years ranging between 2009 and 2015.

In the event that consumer or other related lawsuits are filed against our Volkswagen dealerships related to this issue, we believe that our dealerships are entitled to indemnification and assumption of defense from Volkswagen Cars North America related to such claims.

We are not aware of other manufacturers using emissions-testing defeat-devices similar to those reportedly implemented by Volkswagen on diesel vehicles, but we cannot guarantee that any of our other brands will not be impacted by a similar issue.

Our business is highly dependent on consumer demand and preferences. Negative publicity and legal proceedings related to events such as the Volkswagen/Audi emissions issue may have a negative impact on the products we sell and the profitability of our dealerships related to those manufacturers could be adversely affected. Depending on the magnitude of the Volkswagen/Audi emissions issue and whether or not other manufacturers have implemented similar technologies, the resulting impact could result in a material adverse effect on our overall results of operations, financial position and cash flows.

As of September 30, 2015, we operated five Volkswagen and five Audi dealerships. During the nine months ended September 30, 2015, these dealerships generated revenues of approximately $471.2 million, representing approximately 6.6% of our total revenues.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended September 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

July 2015	-	$-	-	$64,721
August 2015	548	21.68	548	52,841
September 2015	254	21.20	254	47,447
Total	802	$21.53	802	$47,447

(1)	All shares repurchased
(2)	Our active publicly announced Class A common stock repurchase authorization plans do not have an expiration date and current remaining availability is as follows:

(In thousands)
February 2013 authorization	$100,000
Total active plan repurchases prior to September 30, 2015	(52,553)
Current remaining availability as of September 30, 2015	$47,447

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

SONIC AUTOMOTIVE, INC.

Uncertainty of Forward-Looking Statements and Information

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

SONIC AUTOMOTIVE, INC.

Date: October 30, 2015	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: October 30, 2015	By:	/s/ HEATH R. BYRD
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