Form 10-K
period 2015-12-31
SONIC AUTOMOTIVE INC
filed 2016-02-26
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $901.7 million based upon the closing sales price of the registrant’s Class A common stock on June 30, 2015 of $23.83 per share.

As of February 22, 2016, there were 34,010,864 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held April 18, 2016 are incorporated by reference into Part III of this Form 10-K.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

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
•

our ability to generate sufficient cash flows or obtain additional financing to fund our EchoPark® expansion, our One Sonic-One Experience initiative, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;

•	our business and growth strategies, including, but not limited to, our EchoPark® initiative and our One Sonic-One Experience initiative;
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

FORM 10-K TABLE OF CONTENTS

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I

Item 1: Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2015, we operated 114 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2015, we operated 96 franchised dealership stores and three EchoPark® stores. Our franchised dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. EchoPark® provides the same services (excluding new vehicle sales) in unique stand-alone specialty retail locations.

References to “Sonic,” the “Company,” “we,” “us,” and “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2015:

As of December 31, 2015, we operated in the following states:

Market	Number of Franchises	Percent of 2015 Total Revenue
California	24	29.3%
Texas	28	25.8%
Tennessee	10	7.2%
Florida	9	6.0%
Alabama	13	5.5%
Colorado	4	4.7%
Georgia	4	3.5%
North Carolina	4	3.4%
Ohio	5	2.7%
Virginia	2	2.7%
Maryland	3	2.6%
South Carolina	5	2.3%
Nevada	3	2.0%
Disposed franchises and holding companies	-	1.5%
Total Franchised Dealerships	114	99.2%

EchoPark® - Colorado	3	0.8%
Total	117	100.0%

In the future, we may purchase dealerships and open new stores that we believe will enrich our portfolio and divest dealerships or close stores that we believe will not yield acceptable returns over the long term. The automotive retailing industry remains highly fragmented, and we believe that further consolidation may occur. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships. Our ability to complete acquisitions and open new stores in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for a discussion of our plans for the use of capital generated from operations.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Operating Segments

As of December 31, 2015, we had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

For the year ended December 31, 2015, EchoPark® revenue represented approximately 0.8% of total revenue. See Note 14, “Segment Information,” to the accompanying Consolidated Financial Statements for additional financial information regarding our two operating segments.

Unless otherwise noted, the following discussion of our business is presented on a consolidated basis.

Business Strategy

Maximize Asset Returns Through Process Execution. We have developed standardized operating processes that are documented in operating playbooks for our dealerships. Through the continued implementation of our operating playbooks, we believe organic growth opportunities exist by offering a more favorable buying experience to our customers and creating efficiencies in our business processes. We believe the development, refinement and implementation of these operating processes will enhance the customer experience, make us more competitive in the markets we serve and drive profit growth across each of our revenue streams.

Invest in Dealership Properties. Historically, we have operated our dealerships primarily on property financed through long-term operating leases. As these leases mature, or as we have an opportunity to purchase the underlying real estate prior to renewal, we take actions to own more of our dealership properties when the effect is financially or operationally favorable to us. We remain opportunistic in purchasing existing properties or relocating dealership operations to owned real estate where the returns are favorable. We believe owning our properties will, over the long term, strengthen our balance sheet and reduce our overall cost of operating and financing our facilities.

Improve Capital Structure. As we generate cash through operations, we will opportunistically repurchase our Class A common stock in open-market or structured transactions.

Maintain Diverse Revenue Streams. We have multiple revenue streams. In addition to new vehicle sales, our revenue sources include used vehicle sales, which we believe are less sensitive to economic cycles and seasonal influences that exist with new vehicle sales. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and, in the past, have not been as economically sensitive as new vehicle sales. We also offer customers assistance in obtaining financing and a range of automobile related insurance products.

Manage Portfolio. Our long-term growth and acquisition strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We seek to add like-branded dealerships to our portfolio that exist in regions in which we already operate; however, we may look outside of our existing geographic footprint when considering the location of new EchoPark® stores. A majority of our franchised dealerships are either luxury or mid-line import brands. For the year ended December 31, 2015, approximately 86.8% of our total revenue was generated by mid-line import and luxury dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenue
	Year Ended December 31,
Brand	2015	2014	2013
Luxury:
BMW	21.7%	21.8%	19.6%
Mercedes	9.7%	9.6%	9.1%
Lexus	5.6%	5.2%	5.0%
Audi	4.8%	5.0%	4.4%
Land Rover	4.0%	2.8%	2.7%
Cadillac	3.2%	4.1%	4.6%
Porsche	2.5%	2.4%	2.1%
MINI	1.9%	2.1%	2.4%
Other luxury (1)	3.1%	3.1%	3.3%
Total Luxury	56.5%	56.1%	53.2%
Mid-line Import:
Honda	15.5%	14.9%	15.0%
Toyota	11.1%	10.4%	10.1%
Volkswagen	1.7%	1.9%	2.3%
Hyundai	1.4%	1.6%	1.8%
Other imports (2)	1.6%	2.3%	2.6%
Total Mid-line Import	31.3%	31.1%	31.8%
Domestic:
Ford	6.8%	7.3%	8.8%
General Motors (3)	5.4%	5.5%	6.2%
Total Domestic	12.2%	12.8%	15.0%

Total	100.0%	100.0%	100.0%

(1)   Includes Volvo, Acura, Infiniti, Jaguar and Smart.

(2)   Includes Nissan, Kia, Scion and Subaru.

(3)   Includes Buick, Chevrolet and GMC.

Expand our eCommerce Capabilities. Automotive customers have become increasingly more comfortable using technology to research their vehicle buying alternatives and communicate with dealership personnel. The internet presents a marketing, advertising and automotive sales channel that we will continue to utilize to drive value for our dealerships and enhance the customer experience. Our technology platforms give us the ability to leverage technology to efficiently integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our customers. These platforms also allow us to market all of our products and services to a national audience and, at the same time, support the local market penetration of our individual dealerships.

Execute our Stand-Alone Pre-Owned Store Initiative. We have augmented our manufacturer-franchised dealership operations with our EchoPark® stand-alone pre-owned specialty retail locations. Our EchoPark® business operates independently from our previously existing new and used dealership sales operations and offers consumers an exciting shopping and buying experience. Sales operations for our EchoPark® initiative began in Denver, Colorado in the fourth quarter of 2014. As of December 31, 2015, we had three EchoPark® stores in operation, and we expect to open two additional stores in Colorado in 2016.

Execute our Customer Experience Initiative. Our One Sonic-One Experience (“OSOE”) initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the OSOE initiative at our dealerships in Charlotte, North Carolina.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Achieve High Levels of Customer Satisfaction. We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles and service in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealership. In addition, all manufacturers consider CSI scores in approving acquisitions or awarding new dealership open-points. In order to keep dealership and executive management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs for certain groups of associates.

Train, Develop and Retain Associates. We believe our associates are the cornerstone of our business and crucial to our financial success. Our goal is to develop our associates and foster an environment where our associates can contribute and grow with the Company. Associate satisfaction is very important to us, and we believe a high level of associate satisfaction reduces associate turnover and enhances our customers’ experience at our dealerships by pairing our customers with well-trained associates. We believe that our comprehensive training of all employees provides us with a competitive advantage over other dealership groups.

Increase Sales of Higher-Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

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

Parts, Service & Collision Repair. Each of our franchised dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long term by increasing service capacity, investing in sophisticated equipment and well-trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts associated with new and used vehicle retail sales will drive further service and parts business in our dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.

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

Many states have placed limitations upon manufacturers’ and distributors’ ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from practices they believe constitute unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same brand operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. Certain states, including Florida, Georgia, North Carolina, South Carolina and Virginia, limit the amount of time that a manufacturer or distributor may temporarily operate a dealership.

In addition, all of the states in which our dealerships currently do business require manufacturers or distributors to show “good cause” for terminating or failing to renew a dealer’s franchise or dealer agreement. Further, each of the states provides some method for dealers to challenge manufacturer attempts to establish dealerships of the same brand in their relevant market area.

Competition

The retail automotive industry is highly competitive. Depending on the geographic market, we compete both with dealers offering the same brands and product lines as ours and dealers offering other manufacturers’ vehicles. We also compete for vehicle sales with auto brokers, leasing companies and services offered on the internet that provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. We compete with small, local dealerships and with large multi-franchise and pre-owned automotive dealership groups.

We believe that the principal competitive factors in vehicle sales are the customer experience provided, the location of dealerships, the marketing campaigns conducted by manufacturers, the ability of dealerships to offer an attractive selection of the most popular vehicles and the quality of services and pricing (including manufacturer rebates and other special offers). In particular, pricing has become more important as a result of price-savvy customers using sources available on the internet to determine current market retail prices. Other competitive factors include customer preference for makes of automobiles and coverage under manufacturer warranties.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
Mr. O. Bruton Smith	88	Executive Chairman and Director
Mr. B. Scott Smith	48	Chief Executive Officer, President and Director
Mr. David Bruton Smith	41	Vice Chairman and Director
Mr. Heath R. Byrd	49	Executive Vice President and Chief Financial Officer
Mr. Jeff Dyke	48	Executive Vice President of Operations

Mr. O. Bruton Smith is the Founder of Sonic and has served as Sonic’s Executive Chairman since July 2015.  Prior to his appointment as Executive Chairman, Mr. Smith had served as Chairman and Chief Executive Officer of the Company since its organization in January 1997.  Mr. Smith has also served as a director of Sonic since its organization in January 1997.  Mr. Smith is also a director of many of Sonic’s subsidiaries.  Mr. Smith has worked in the retail automobile industry since 1966.  Mr. Smith is also the Executive Chairman and a director of Speedway Motorsports, Inc. (“SMI”), which is controlled by Mr. Smith and his family.  SMI is a public company whose shares are traded on the New York Stock Exchange (the “NYSE”).  Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway and Texas Motor Speedway.  He is also a director of most of SMI’s operating subsidiaries.

Mr. B. Scott Smith is the Co-Founder of Sonic.  He is also Chief Executive Officer, President and a director of Sonic.  Prior to his appointment as Chief Executive Officer in July 2015, Mr. Smith served as President and Chief Strategic Officer of Sonic since March 2007.  Prior to that, Mr. Smith served as Sonic’s Vice Chairman and Chief Strategic Officer from October 2002 to March 2007 and President and Chief Operating Officer from April 1997 until October 2002.  Mr. Smith has been a director of Sonic since its organization in January 1997.  Mr. Smith also serves as a director and executive officer of many of Sonic’s subsidiaries.  Mr. Smith, who is the son of Mr. O. Bruton Smith and the brother of Mr. David Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before Sonic’s acquisition of those dealerships in 1997.  Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

his appointment as President and Chief Operating Officer of Sonic in April 1997.  Mr. Smith has over 26 years of experience in the automobile dealership industry.

Mr. David Bruton Smith was appointed to the office of Vice Chairman in March 2013.  He has served as Executive Vice President and a director of Sonic since October 2008 and has served in Sonic’s organization since 1998.  Prior to being named a director and Executive Vice President in 2008, Mr. Smith served as Sonic’s Senior Vice President of Corporate Development.  Mr. Smith served as Sonic’s Vice President of Corporate Strategy from October 2005 to March 2007, and also served prior to that time as Dealer Operator and General Manager of several Sonic dealerships.  He is the son of Mr. O. Bruton Smith and the brother of Mr. B. Scott Smith.

Mr. Heath R. Byrd has served as Sonic’s Executive Vice President and Chief Financial Officer since April 2013. Mr. Byrd was previously a Vice President and Sonic’s Chief Information Officer from December 2007 to March 2013, and has served our organization since 2007. Prior to joining Sonic, Mr. Byrd served in a variety of management positions at HR America, Inc., a workforce management firm that provided customized human resource and workforce development through co-sourcing arrangements, including as a director, as President and Chief Operating Officer and as Chief Financial Officer and Chief Information Officer. Prior to HR America, Mr. Byrd served as a Manager in the Management Consulting Division of Ernst & Young LLP.

Mr. Jeff Dyke has served as Sonic’s Executive Vice President of Operations since October 2008 and is responsible for direct oversight for all of Sonic’s retail automotive operations. From March 2007 to October 2008, Mr. Dyke served as our Division Chief Operating Officer – Southeast Division, where he oversaw retail automotive operations for the states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. Mr. Dyke first joined Sonic in October 2005 as our Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President – Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation, Inc. from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.

Employees

As of December 31, 2015, we employed approximately 9,800 associates. We believe that our relationships with our associates are good. Approximately 250 of our associates, primarily service technicians in our Northern California markets, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.

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

As of December 31, 2015, our total outstanding indebtedness was approximately $2.3 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have up to $225.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2014 Revolving Credit Facility”) and up to $800.0 million of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2014 Floor Plan Facilities”). We refer to the 2014 Revolving Credit Facility and the 2014 Floor Plan Facilities collectively as our “2014 Credit Facilities.” Based on balances as of December 31, 2015, we had approximately $181.1 million available for additional borrowings under the 2014 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances. We are able to borrow under our 2014 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2014 Floor Plan Facilities. In addition, the indentures relating to our 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”), our 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

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

Our 2014 Credit Facilities, the indentures governing our 5.0% Notes and 7.0% Notes and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 5.0% Notes and 7.0% Notes. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross-default provisions. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our common stock on terms that we do not find attractive. Further, our failure to comply with the financial and other restrictive covenants relating to the 2014 Credit Facilities and the indentures pertaining to our outstanding notes could result in a default under these agreements and indentures that would prevent us from borrowing under the 2014 Credit Facilities, which could materially adversely affect our business, financial condition and results of operations. If a default and acceleration of repayment were to occur, we may be unable to adequately finance our operations and the value of our Class A common stock could be materially adversely affected.

We have financed the purchase of certain dealership properties with mortgage notes that require balloon payments at the end of the notes’ terms.

Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2016 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do not have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us, or depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.

We depend on the performance of sublessees to offset costs related to certain of our lease agreements.

In many cases, when we sell a dealership, the buyer of the dealership will sublease the dealership property from us, but we are not released from the underlying lease obligation to the primary landlord. We rely on the sublease income from the buyer to offset the expense incurred related to our obligation to pay the primary landlord. We also rely on the buyer to maintain the property in accordance with the terms of the sublease (which in most cases mirror the terms of the lease we have with the primary landlord). Although we assess the financial condition of a buyer at the time we sell the dealership, and seek to obtain guarantees of the buyer’s sublease obligation from the stockholders or affiliates of the buyer, the financial condition of the buyer and/or the sublease guarantors may deteriorate over time. In the event the buyer does not perform under the terms of the sublease agreement (due to the buyer’s financial condition or other factors), we may not be able to recover amounts owed to us under the terms of the sublease agreement or the related guarantees. Our operating results, financial condition and cash flows may be materially adversely affected if sublessees do not perform their obligations under the terms of the sublease agreements.

Our use of hedging transactions could limit our financial gains or result in financial losses.

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2015, we had interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements. We intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

Our hedging transactions expose us to certain risks and financial losses, including, among other things:

•	counterparty credit risk;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

We may not be able to satisfy our debt obligations upon the occurrence of a change of control.

Upon the occurrence of a change of control, as defined in our 5.0% Notes and 7.0% Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under our 2014 Credit Facilities. Any future debt instruments that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change of control. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our stockholders.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

In addition, many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through manufacturer-determined CSI scores. The components of CSI vary by manufacturer and are modified periodically. Franchise and dealer agreements may also impose financial and sales performance standards. Under our agreements with certain manufacturers, a dealership’s CSI scores and financial and sales performance standards may be considered as factors in evaluating applications for additional dealership acquisitions. From time to time, some of our dealerships have had difficulty meeting various manufacturers’ CSI requirements or performance standards. We cannot assure you that our dealerships will be able to comply with these requirements or performance standards in the future. A manufacturer may refuse to consent to an acquisition of one of its franchises if it determines our dealerships do not comply with its CSI requirements or performance standards, which could impair the execution of our acquisition strategy. In addition, we receive incentive payments from the manufacturers based, in part, on CSI scores, which could be materially adversely affected if our CSI scores decline.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise and dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise or dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed or weakened in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their franchise or dealer agreements upon expiration.

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

One of the primary finance sources used by consumers in connection with the purchase of a new or used vehicle is the manufacturer captive finance companies. These captive finance companies rely, to a certain extent, on the public debt markets to provide the capital necessary to support their financing programs. In addition, the captive finance companies will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio. A limitation or reduction of available consumer financing

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

for these or other reasons could affect consumers’ ability to purchase a vehicle and, thus, could have a material adverse effect on our sales volume.

Our parts and service sales volume and margins are dependent on manufacturer warranty programs.

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2015, approximately 16.8% of our parts, service and collision repair revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our parts and service sales volume and margins could be adversely affected.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. Engines from Volkswagen’s luxury brand Audi were also affected. In addition, the United States Environmental Protection Agency (“EPA”) issued a Notice of Violation of the Clean Air Act to automakers Volkswagen AG, Audi AG, and Volkswagen Group of America, Inc. On September 29, 2015, Volkswagen announced plans to refit the vehicles affected by the emissions violations. The models affected are certain Volkswagen and Audi 2.0L TDI diesel models with model years ranging between 2009 and 2015.

In the event that consumer or other related lawsuits are filed against our Volkswagen and Audi dealerships related to this issue, we believe that our dealerships are entitled to indemnification and assumption of defense from Volkswagen Group of America, Inc. related to such claims.

As noted above, our business is highly dependent on consumer demand and preferences. Negative publicity and legal proceedings related to events such as the Volkswagen/Audi emissions issue may have a negative impact on the products we sell and the profitability of our dealerships related to those manufacturers could be adversely affected. Depending on the magnitude of the Volkswagen/Audi emissions issue and whether or not other manufacturers have implemented similar technologies, the resulting impact could result in a material adverse effect on our overall results of operations, financial position and cash flows.

As of December 31, 2015, we operated five Volkswagen and five Audi franchised dealerships. During the year ended December 31, 2015, these dealerships generated revenues of approximately $620.5 million, representing approximately 6.4% of our total revenues.

Risks Related to Our Growth Strategy

Our investment in new business strategies, services and technologies is inherently risky, and could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.

We have invested and expect to continue to invest in new business strategies, services and technologies, including our EchoPark® stores and our One Sonic-One Experience initiative. Such endeavors may involve significant risks and uncertainties, including allocating management resources away from current operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Our ability to make acquisitions, execute our stand-alone pre-owned store initiative and grow organically may be restricted by the terms and limits of the 2014 Credit Facilities.

The amount of capital available to us is limited to the liquidity available under our 2014 Credit Facilities and capital generated through operating activities. Pursuant to the 2014 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts, without the written consent of the required lenders (as that term is defined in the 2014 Credit Facilities). Our pace and scale of growing our stand-alone pre-owned store initiative may be limited in the event other sources of capital are unavailable. These restrictions may limit our growth strategy.

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

Risks Related to the Automotive Retail Industry

Our facilities and operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, financial condition, cash flows and prospects could suffer.

The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and sales of finance, insurance, and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines, and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act has led to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers. In addition, we believe that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, has increased and will continue to increase our annual employee health care costs that we fund, and has also increased our cost of compliance and compliance risk related to offering health care benefits.

Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. The labor policy of the current administration has led to increased unionization efforts for U.S. companies, which could lead to higher labor costs for our company, disrupt our store operations, and adversely affect our results of operations.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles we sell.

The EPA has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles, require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, and require monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

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

In addition, severe or sustained changes in gasoline prices may lead to a shift in consumer buying patterns. Availability of preferred models may not exist in sufficient quantities to satisfy consumer demand and allow our stores to meet sales expectations.

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

Our dealerships are concentrated in states and regions in the United States, including California, Colorado, Florida and Texas, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have substantial insurance, subject to certain deductibles, limitations, and exclusions, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

These cyber-security risks include:

•	vulnerability to cyber-attack of our internal or externally hosted business applications;
•	interruption of service or access to systems may affect our ability to deliver vehicles or complete transactions with customers;
•	unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data;
•	disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; and
•	damage to our reputation as a result of a breach in security that could affect the financial security of our customers.

Moreover, significant technology-related business functions of ours are outsourced, including:

•	payroll and human resources management systems, including expense reimbursement management;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

•	customer relationship management, ecommerce hosting and marketing campaign management;
•	dealer management, inventory management and financial reporting systems;
•	consumer credit application management, fund transfers/ACH/online banking; and
•	IP telephony and WAN/LAN administration (switch & router configuration).

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, damage our reputation, and cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.

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

The holders of Class B common stock (which include Mr. O. Bruton Smith, Sonic’s Executive Chairman and Director, his family members and entities they control) currently hold less than a majority of our outstanding common stock, but a majority of our voting power. As a result, the holders of Class B common stock may be able to control fundamental corporate matters and transactions, subject to the above limitations. The concentration of voting power may also discourage, delay or prevent a change of control of us from a third party even if the action was favored by holders of Class A common stock. In addition, a sale or transfer of shares by one or more of the holders of Class B common stock could result in a change of control or put downward pressure on the market price of our Class A common stock. The perception among the public that these sales or transfers will occur could also contribute to a decline in the market price of our Class A common stock.

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under the Sonic Automotive, Inc. 2004 Stock Incentive Plan, Sonic Automotive, Inc. 2012 Stock Incentive Plan and other obligations become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our franchise and dealer agreements may impede or prevent any potential takeover bid. Our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of our company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity that may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, there may be provisions of our lending arrangements that create an event of default upon a change in control. These agreements, corporate governance documents and laws may have the effect of discouraging, delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

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

Mr. O. Bruton Smith serves as the Executive Chairman of SMI. Accordingly, we compete with SMI for the management time of Mr. Smith.

We have in the past and will likely in the future enter into transactions with Mr. Smith, entities controlled by Mr. Smith and his family or our other affiliates. We believe that all of our existing arrangements with affiliates are as favorable to us as if the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

arrangements were negotiated between unaffiliated parties, although the majority of these transactions have neither been verified by third parties in that regard nor are likely to be so verified in the future. Potential conflicts of interest could arise in the future between us and our officers or directors in the enforcement, amendment or termination of arrangements existing between them.

We may be subject to substantial withdrawal liability assessments in the future related to a multi-employer pension plan to which certain of our dealerships make contributions pursuant to collective bargaining agreements.

Six of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our six dealership subsidiaries are among approximately 200 employers that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM and IBT. In March 2008, the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, issued a certification that the AI Pension Plan was in critical status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s critical status, the Board of Trustees of the AI Pension Plan implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period commencing in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Tax positions may exist related to our tax filings that could be challenged by governmental agencies and result in higher income tax expenses and affect our overall liquidity if we are unable to successfully defend these tax positions.

The California Franchise Tax Board examined our 2006 – 2008 California combined tax returns and challenged the “Method of Filing” of Sonic Automotive, Inc., Sonic Financial Corporation, SPR, LLC (i.e. Speedway Motorsports, Inc.), Oil-Chem Research Corporation (a privately held entity) and Sold, Inc. (a privately held entity) and asserted that all these companies should be filing one combined California tax return. In conjunction with this challenge, the State of California issued an assessment for each of the three years totaling $7.4 million. We are also under audit for the 2009 – 2011 tax years and the State may take the same position. During 2012 and 2013, we responded on behalf of Sonic Automotive, Inc. and noted that we disagreed with the adjustments, amounts, facts, legal analysis and conclusion listed in the State’s assessment. We believe the State of California’s argument does not have merit and we will vigorously fight this through both the State’s administrative levels and through judicial means. However, if we are unsuccessful in our defense, it could result in a substantial tax charge that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2015, our balance sheet reflected a carrying amount of approximately $471.5 million in goodwill.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 1B: Unresolved Staff Comments.

None.

Item 2: Properties.

Our principal executive offices are located at a property owned by us at 4401 Colwick Road, Charlotte, North Carolina, 28211, and our telephone number at that location is (704) 566-2400.

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

Item 3: Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities and other long-term liabilities at December 31, 2015 was approximately $0.3 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings.

Item 4: Mine Safety Disclosures.

Not applicable.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B common stock is not traded on a public market.

As of February 22, 2016, there were 34,010,864 shares of our Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 22, 2016, there were 119 record holders of the Class A common stock and four record holders of the Class B common stock. The closing stock price for the Class A common stock on February 22, 2016 was $16.52.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling approximately $0.11 per share during the year ended December 31, 2015 and $0.10 per share during the years ended December 31, 2014 and 2013. Subsequent to December 31, 2015, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.05 per share for stockholders of record on March 15, 2016 to be paid on April 15, 2016. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for our Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods:

	Market Price		Cash Dividend
	High	Low	Declared
2015
Fourth Quarter	$25.30	$20.73	$0.038
Third Quarter	$24.78	$20.35	$0.025
Second Quarter	$25.37	$23.25	$0.025
First Quarter	$26.74	$23.16	$0.025

2014
Fourth Quarter	$27.64	$21.86	$0.025
Third Quarter	$27.81	$23.28	$0.025
Second Quarter	$27.17	$22.72	$0.025
First Quarter	$24.31	$21.33	$0.025

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended December 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

October 2015	118	$20.73	118	$45,003
November 2015	-	$-	-	$45,003
December 2015	-	$-	-	$45,003
Total	118		118

(1) All shares repurchased were part of publicly announced share repurchase programs.
(2) Our active publicly announced Class A Common Stock repurchase authorization programs do not have an expiration date and current remaining availability is as follows:

				(In thousands)
February 2013 authorization				$100,000
Total active program repurchases prior to December 31, 2015				(54,997)
Current remaining availability as of December 31, 2015				$45,003

In January 2016, our Board of Directors approved an additional $100.0 million in share repurchase authorization.

Item 6: Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our Consolidated Financial Statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2015. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in the selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of our operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Income Statement Data (1):
Total revenues	$9,624.3	$9,197.1	$8,843.2	$8,365.5	$7,520.8
Impairment charges	$18.0	$6.6	$9.9	$0.4	$0.2
Income (loss) from continuing operations before taxes	$145.2	$161.7	$129.0	$141.2	$133.3
Income (loss) from continuing operations	$88.1	$98.6	$84.7	$91.3	$81.5
Basic earnings (loss) per share from continuing operations	$1.74	$1.89	$1.60	$1.68	$1.54
Diluted earnings (loss) per share from continuing operations	$1.73	$1.87	$1.59	$1.56	$1.37

Balance Sheet Data (1):
Total assets (2)	$3,562.4	$3,168.3	$3,036.8	$2,762.7	$2,321.2
Current maturities of long-term debt	$33.4	$30.8	$18.2	$18.6	$11.6
Total long-term debt (2)	$814.6	$758.5	$734.0	$615.4	$533.6
Total long-term liabilities (including long-term debt) (2)	$952.1	$885.3	$846.9	$730.6	$659.2
Cash dividends declared per common share	$0.11	$0.10	$0.10	$0.10	$0.10

(1)

As discussed in “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 2, “Business Acquisitions and Dispositions,” Note 5, “Intangible Assets and Goodwill” and Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements, impairment charges, business combinations and dispositions and debt refinancings have had a material impact on our reported historical consolidated financial information.

(2)

Prior period amounts have been restated for the impact of Accounting Standards Update (“ASU”) 2015-03 on the presentation of debt issuance costs. Please see further discussion under the heading “Recent Accounting Pronouncements” in Note 1 to the accompanying Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2015 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”).

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2015, we operated 114 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2015, we operated 96 franchised dealership stores and three EchoPark® stores. During the year ended December 31, 2015, we disposed of four franchises, which generated net cash of approximately $8.0 million.

As a result of the way we manage our business, as of December 31, 2015, we had two operating segments: Franchised Dealerships and EchoPark®. Our franchised dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. EchoPark® provides the same services (excluding new vehicles sales) in unique stand-alone specialty retail locations. Our EchoPark® business operates independently from our previously existing new and used dealership sales operations and offers customers an exciting shopping and buying experience. Sales operations in our first EchoPark® market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2015, we had three EchoPark® stores in operation, and we expect to open two additional stores in Colorado in 2016. We believe that our EchoPark® business will provide long-term benefits to Sonic, its stockholders and customers; however, in the short term this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of manufacturer recall and warranty activity could negatively impact our Fixed Operations results.

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the One Sonic-One Experience initiative at our dealerships in Charlotte, North Carolina. We believe that our One Sonic-One Experience initiative will provide long-term benefits to Sonic, its stockholders and customers; however, in the short term this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

Executive Summary

The U.S. retail automotive industry’s new vehicle unit sales volume increased by 6.1%, to 17.4 million vehicles in 2015, from 16.4 million vehicles in 2014, according to Bloomberg Financial Markets, via Stephens Inc. For 2016, analysts’ average industry expectation for the new vehicle seasonally adjusted annual rate of sales (“SAAR”) is approximately 17.7 million vehicles, an increase of 1.7% from the industry volume level in 2015. We estimate the 2016 new vehicle SAAR will be between 17.3 million and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

17.6 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause actual 2016 new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between new retail and fleet vehicle sales volume.

Our same store retail new vehicle unit volume increased 3.4% during 2015, driving a 4.9% increase in new retail revenue. Retail new vehicle gross profit decreased 5.2% on lower retail new gross profit per unit, which decreased $176 per unit, or 8.3%, to $1,943 per unit. We believe that lower gross margins on retail new vehicles are a result of downward pressure on pricing due to the availability of pricing information to consumers, increased competition for sales between similar branded dealerships and higher overall inventory levels. We anticipate that this trend may continue into 2016 and impact new vehicle gross margins.

Our same store used vehicle unit volume increased 5.8% during 2015, driving an 8.3% increase in used vehicle revenue. Used vehicle gross profit increased 2.0% on higher unit sales volume, offset partially by a decrease in used vehicle gross profit per unit of $51 per unit, or 3.5%, to $1,398 per unit. The Manheim used vehicle price index remains near multi-year highs, which results in higher costs of acquiring used vehicle inventory either by trade-in or at auction. We focus on maintaining used vehicle inventory days supply in the 30 to 35 day range in order to limit our exposure to market pricing volatility.

Our same store wholesale vehicle gross loss increased from approximately $3.3 million to approximately $6.7 million during 2015 on relatively flat wholesale unit volume. This increase in wholesale vehicle gross loss is due in part to the higher costs of acquiring used inventory and certain used inventory acquired via trade-in which we were unable to sell through retail channels.

Our same store Fixed Operations revenue increased 6.8% during 2015, driving an 8.4% increase in Fixed Operations gross profit, driven primarily by higher levels of warranty activity as a result of significant manufacturer recalls in certain brands. This shift in revenue mix toward warranty work limited customer pay revenue growth due to capacity constraints at our stores, but drove an increase in Fixed Operations gross margin from 48.1% to 48.8% in 2015.  While we cannot predict levels of warranty activity in future periods with certainty, we anticipate that the extensive recalls experienced in recent years will continue due to increasing complexity of vehicles and increasing regulatory focus on vehicle safety.

Our same store F&I revenue increased 9.7% during 2015, driven by a 4.4% increase in combined retail new and used vehicle volume and a 5.0% increase in F&I per retail unit, which increased $62 per unit to $1,288 per unit. Our proprietary software applications and playbook processes drove increases in gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our finance, service contract and other aftermarket product lines, resulting in approximately $15.7 million in additional F&I gross profit during the year ended December 31, 2015. We believe we will continue to improve in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income:

	Percentage of Total Revenue
	Year Ended December 31,
	2015	2014	2013
Revenues:
New vehicles	54.7%	55.7%	56.4%
Used vehicles	26.1%	25.1%	24.6%
Wholesale vehicles	1.6%	1.8%	2.0%
Parts, service and collision repair	14.2%	14.1%	13.9%
Finance, insurance and other, net	3.4%	3.3%	3.1%
Total revenues	100.0%	100.0%	100.0%
Cost of Sales (1)	85.3%	85.1%	85.3%
Gross profit	14.7%	14.9%	14.7%
Selling, general and administrative expenses	11.5%	11.6%	11.3%
Impairment charges	0.2%	0.1%	0.1%
Depreciation and amortization	0.7%	0.7%	0.6%
Operating income (loss)	2.3%	2.5%	2.7%
Interest expense, floor plan	0.2%	0.2%	0.2%
Interest expense, other, net	0.6%	0.6%	0.6%
Other (income) expense, net	0.0%	(0.1%)	0.4%
Income (loss) from continuing operations before taxes	1.5%	1.8%	1.5%
Provision for income taxes for continuing operations - (benefit) expense	0.6%	0.7%	0.5%
Income (loss) from continuing operations	0.9%	1.1%	1.0%

(1)   The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

We disposed of four franchises during the year ended December 31, 2015, and we had no franchises held for sale as of December 31, 2015. The results of operations of these disposed stores are included in continuing operations on the accompanying Consolidated Statements of Income for all periods presented. We elected to adopt and apply the guidance of ASU 2014-08 beginning with our Quarterly Report on Form 10-Q for the period ended June 30, 2014. We disposed of nine dealership franchises during the year ended December 31, 2014. Dealership franchises sold during the year ended December 31, 2014 have not been reclassified to discontinued operations since they were disposed of after March 31, 2014 and they did not meet the criteria in ASU 2014-08. We did not dispose of any dealership franchises during the year ended December 31, 2013. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying Consolidated Financial Statements for tabular disclosure of the effects of disposed stores that remain in continuing operations.

Unless otherwise noted, all discussion of increases or decreases are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair and finance, insurance and other are on a same store basis, except where otherwise noted. All continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. There were no franchise acquisitions during the year ended December 31, 2015. During the year ended December 31, 2014, we acquired one mid-line import franchise, one domestic franchise and two luxury franchises, which are included in both reported figures and same store reporting for 2015 compared to 2014, but are excluded from same store reporting for 2014 compared to 2013. During the year ended December 31, 2013, we acquired two luxury franchises which are included in both reported figures and same store reporting for 2015 compared to 2014 and 2014 compared to 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

New Vehicles

New vehicle revenues include the sale of new vehicles to retail customers (“retail new vehicles”), as well as the sale of fleet vehicles. New vehicle revenues can be influenced by manufacturer incentives to consumers, which vary from cash-back incentives to low interest rate financing, among other things. New vehicle revenues and gross profit are also dependent on vehicle manufacturers providing adequate inventory allocations to our dealerships to meet customer demands and the availability of consumer credit. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles.

The U.S. retail automotive industry’s new vehicle unit sales volume below reflects all brands marketed or sold in the United States.  This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore our new vehicle sales volume may not trend directly in line with industry sales volume.  The industry volume below represents actual new vehicle units (both retail and fleet) sold in the United States for each respective year.

	Year Ended December 31,			Year Ended December 31,
(in millions of vehicles)	2015	2014	% Change	2014	2013	% Change
U.S. industry volume	17.4	16.4	6.1%	16.4	15.5	5.8%

Source: Bloomberg Financial Markets, via Stephens Inc.

According to public sources, average industry volume expectations for the year ending December 31, 2016 are approximately 17.7 million vehicles, which would be an increase of approximately 1.7% from the industry volume for the year ended December 31, 2015.

The following discussion of new vehicles is on a same store basis, except where otherwise noted.  The tables below provide a reconciliation of same store basis and reported basis.

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$5,187,076	$4,965,615	$221,461	4.5%
Acquisitions and dispositions	78,325	158,414	(80,089)	(50.6%)
Total as reported	$5,265,401	$5,124,029	$141,372	2.8%

Total new vehicle gross profit:
Same store	$264,124	$280,264	$(16,140)	(5.8%)
Acquisitions and dispositions	3,805	8,362	(4,557)	(54.5%)
Total as reported	$267,929	$288,626	$(20,697)	(7.2%)

Total new vehicle units:
Same store	137,884	134,062	3,822	2.9%
Acquisitions and dispositions	2,117	4,355	(2,238)	(51.4%)
Total as reported	140,001	138,417	1,584	1.1%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,901,911	$4,762,875	$139,036	2.9%
Acquisitions and dispositions	222,118	226,310	(4,192)	(1.9%)
Total as reported	$5,124,029	$4,989,185	$134,844	2.7%

Total new vehicle gross profit:
Same store	$276,300	$277,022	$(722)	(0.3%)
Acquisitions and dispositions	12,326	12,581	(255)	(2.0%)
Total as reported	$288,626	$289,603	$(977)	(0.3%)

Total new vehicle units:
Same store	132,788	132,169	619	0.5%
Acquisitions and dispositions	5,629	6,105	(476)	(7.8%)
Total as reported	138,417	138,274	143	0.1%

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$5,265,401	$5,124,029	$141,372	2.8%
Gross profit	$267,929	$288,626	$(20,697)	(7.2%)
Unit sales	140,001	138,417	1,584	1.1%
Revenue per unit	$37,610	$37,019	$591	1.6%
Gross profit per unit	$1,914	$2,085	$(171)	(8.2%)
Gross profit as a % of revenue	5.1%	5.6%	(50)	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$5,124,029	$4,989,185	$134,844	2.7%
Gross profit	$288,626	$289,603	$(977)	(0.3%)
Unit sales	138,417	138,274	143	0.1%
Revenue per unit	$37,019	$36,082	$937	2.6%
Gross profit per unit	$2,085	$2,094	$(9)	(0.4%)
Gross profit as a % of revenue	5.6%	5.8%	(20)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$5,187,076	$4,965,615	$221,461	4.5%
Gross profit	$264,124	$280,264	$(16,140)	(5.8%)
Unit sales	137,884	134,062	3,822	2.9%
Revenue per unit	$37,619	$37,040	$579	1.6%
Gross profit per unit	$1,916	$2,091	$(175)	(8.4%)
Gross profit as a % of revenue	5.1%	5.6%	(50)	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$4,901,911	$4,762,875	$139,036	2.9%
Gross profit	$276,300	$277,022	$(722)	(0.3%)
Unit sales	132,788	132,169	619	0.5%
Revenue per unit	$36,915	$36,036	$879	2.4%
Gross profit per unit	$2,081	$2,096	$(15)	(0.7%)
Gross profit as a % of revenue	5.6%	5.8%	(20)	bps

During 2015, we continued to test our new car pricing model at our One Sonic-One Experience stores. Once the pricing model proves to be efficient, effective and scalable, we believe we can become more aggressive in pricing as well as gain market share as customers may be willing to pay more to enjoy the benefits of our shopping experience.

2015 Compared to 2014

The 4.5% increase in new vehicle revenue for the year ended December 31, 2015 was driven by a 2.9% increase in our new unit sales volume and a 1.6% increase in our new vehicle price per unit. Our increase in new unit sales lagged the industry new unit sales volume increase of 6.1%, due in part to differences in brand mix between our dealership portfolio and the industry, particularly impacted by brands which we do not sell.  In addition, we began to scale back our fleet business in 2014, further affecting the comparability of our new vehicle sales volume to industry sales volume. Excluding fleet volume, our retail new vehicle volume increased 3.4% during the year ended December 31, 2015.

During the year ended December 31, 2015, our retail new vehicle revenue increased 4.9%, due primarily to higher retail new vehicle unit sales volume. Our Toyota, Honda and Land Rover dealerships led our retail new vehicle unit sales volume growth with increases of 10.2%, 4.8% and 35.4%, respectively, in the year ended December 31, 2015. Incremental retail new vehicle unit sales volume contributed to additional F&I gross profit for the year ended December 31, 2015, discussed under the heading “Finance, Insurance and Other, Net (“F&I”)” below.

Retail new vehicle gross profit dollars decreased $14.5 million, or 5.2%, during the year ended December 31, 2015. Our gross profit per retail new unit decreased $176 per unit, or 8.3%, in the year ended December 31, 2015, primarily driven by gross profit per unit decreases at our BMW, Audi and Toyota dealerships.  Fleet new vehicle gross profit dollars decreased $1.6 million, or 112.4%, during the year ended December 31, 2015, due in part to a decrease in fleet new vehicle price per unit and a 24.7% decrease in fleet new vehicle unit sales volume as a result of our strategic shift away from this low margin business.

Our luxury dealerships (which include Cadillac) experienced an increase in retail new vehicle revenue of 4.9% during the year ended December 31, 2015, primarily due to a retail new unit sales volume increase of 2.7%. Luxury dealership retail new vehicle gross profit decreased 2.0% during the year ended December 31, 2015, primarily driven by gross profit decreases at our BMW and Audi dealerships, partially offset by increases at our Land Rover and Lexus dealerships. Luxury dealership retail new vehicle gross profit per unit decreased $162 per unit, or 4.6%, during the year ended December 31, 2015, primarily driven by gross profit per unit

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

decreases at our BMW and Audi dealerships, offset partially by increases at our Land Rover dealerships. We believe these declines in retail new vehicle gross profit per unit are due in part to the transparency of new vehicle pricing and the higher supply of inventory in certain brands.

Our mid-line import dealerships experienced an increase in retail new vehicle revenue of 5.3% during the year ended December 31, 2015, primarily due to a retail new unit sales volume increase of 4.6%. Mid-line import dealership retail new vehicle gross profit decreased 16.6% during the year ended December 31, 2015, primarily driven by gross profit decreases at our Honda, Toyota and Hyundai dealerships. Mid-line import dealership retail new vehicle gross profit per unit decreased $190 per unit, or 20.2%, during the year ended December 31, 2015, primarily driven by gross profit per unit decreases at our Toyota, Honda and Hyundai dealerships. We believe these declines in retail new vehicle gross profit per unit are the result of the transparency of new vehicle pricing and our strategy to gain market share in these brands to support new inventory allocations, used inventory acquisition and fixed operations.

Our domestic dealerships experienced an increase in retail new vehicle revenue of 4.0% during the year ended December 31, 2015, due in part to a retail new unit sales volume increase of 0.8%. Domestic dealership retail new vehicle gross profit decreased 3.8% during the year ended December 31, 2015, driven by a gross profit decrease at our General Motors dealerships (excluding Cadillac), offset partially by our Ford dealerships. Domestic dealership retail new vehicle gross profit per unit decreased $85 per unit, or 4.6%, during the year ended December 31, 2015, primarily driven by a gross profit per unit decrease at our General Motors dealerships in the Texas market. We believe these declines in retail new vehicle gross profit per unit are the result of the transparency of new vehicle pricing and our strategy to maintain and gain market share in these brands to support used inventory acquisition and fixed operations, partially offset by an increase in higher margin retail truck sales.

2014 Compared to 2013

The 2.9% increase in new vehicle revenue for the year ended December 31, 2014 was driven by a 0.5% increase in our new unit sales volume and a 2.4% increase in our new vehicle price per unit. Our increase in new unit sales lagged the industry new unit sales volume increase of 5.8%, due in part to differences in brand mix between our dealership portfolio and the industry, particularly impacted by brands which we do not sell. In addition, we began to scale back our fleet business in 2014, further affecting the comparability of our new vehicle sales volume to industry sales volume. Excluding fleet volume, our retail new vehicle volume growth increased 3.2% during the year ended December 31, 2014.

During the year ended December 31, 2014, our retail new vehicle revenue increased 5.0% due primarily to higher retail new vehicle unit sales volume. Our BMW, Honda and Audi dealerships led our retail new vehicle unit sales volume growth with increases of 13.1%, 4.8% and 20.6%, respectively, in the year ended December 31, 2014. Incremental retail new vehicle unit sales volume contributed to additional F&I gross profit for the year ended December 31, 2014, discussed under the heading “Finance, Insurance and Other, Net (“F&I”)” below.

Retail new vehicle gross profit dollars increased $2.1 million, or 0.8%, during the year ended December 31, 2014. Our gross profit per retail new vehicle unit decreased $51 per unit, or 2.3%, in the year ended December 31, 2014, primarily driven by gross profit per unit decreases at our Toyota and Ford dealerships. Fleet new vehicle gross profit dollars decreased $2.8 million, or 65.8%, during the year ended December 31, 2014, primarily driven by a 58.0% decrease in fleet new vehicle unit sales volume as a result of our strategic shift away from this low margin business.

Our luxury dealerships (which include Cadillac) experienced an increase in retail new vehicle revenue of 8.5% during the year ended December 31, 2014, primarily due to a retail new unit sales volume increase of 6.9%. Luxury dealership retail new vehicle gross profit increased 4.7% during the year ended December 31, 2014, primarily driven by gross profit increases at our Audi, BMW and Porsche dealerships. Luxury dealership retail new vehicle gross profit per unit decreased $76 per unit, or 2.1%, during the year ended December 31, 2014, primarily driven by gross profit per unit decreases at our BMW, Mercedes and MINI dealerships. We believe these declines in retail new vehicle gross profit per unit are due in part to the transparency of new vehicle pricing.

Our mid-line import dealerships experienced an increase in retail new vehicle revenue of 0.7% during the year ended December 31, 2014, primarily due to a retail new unit sales volume increase of 1.6%. Mid-line import dealership retail new vehicle gross profit decreased 8.4% during the year ended December 31, 2014, primarily driven by gross profit decreases at our Honda, Toyota and Hyundai dealerships. Mid-line import dealership retail new vehicle gross profit per unit decreased $102 per unit, or 9.8%, during the year ended December 31, 2014, primarily driven by gross profit per unit decreases at our Toyota, Honda and Hyundai dealerships. We believe these declines in retail new vehicle gross profit per unit are the result of the transparency of new vehicle

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

pricing and our strategy to gain market share in these brands to support new inventory allocations, used inventory acquisition and fixed operations.

Our domestic dealership retail new vehicle revenue increased 1.5% during the year ended December 31, 2014, primarily due to an increase in revenue per retail new vehicle unit of 3.6%. Domestic dealership retail new vehicle gross profit decreased 3.3% during the year ended December 31, 2014, driven by a gross profit decrease at our Ford dealerships, partially offset by an increase at our General Motors dealerships. Domestic dealership retail new vehicle gross profit per unit decreased $24 per unit, or 1.3%, during the year ended December 31, 2014, primarily driven by a gross profit per unit decrease at our Ford dealerships, partially offset by an increase at our General Motors dealerships. We believe these declines in retail new vehicle gross profit per unit are the result of the transparency of new vehicle pricing and our strategy to maintain and gain market share in these brands to support used inventory acquisition and fixed operations, partially offset by an increase in higher margin retail truck sales.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. Following is information related to our used vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,394,454	$2,211,513	$182,941	8.3%
Acquisitions and dispositions	117,570	98,734	18,836	19.1%
Total as reported	$2,512,024	$2,310,247	$201,777	8.7%

Total used vehicle gross profit:
Same store	$155,448	$152,355	$3,093	2.0%
Acquisitions and dispositions	6,594	4,891	1,703	34.8%
Total as reported	$162,042	$157,246	$4,796	3.0%

Total used vehicle units:
Same store	111,212	105,161	6,051	5.8%
Acquisitions and dispositions	5,911	4,952	959	19.4%
Total as reported	117,123	110,113	7,010	6.4%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,166,646	$2,052,198	$114,448	5.6%
Acquisitions and dispositions	143,601	123,836	19,765	16.0%
Total as reported	$2,310,247	$2,176,034	$134,213	6.2%

Total used vehicle gross profit:
Same store	$149,245	$142,444	$6,801	4.8%
Acquisitions and dispositions	8,001	7,956	45	0.6%
Total as reported	$157,246	$150,400	$6,846	4.6%

Total used vehicle units:
Same store	103,315	100,866	2,449	2.4%
Acquisitions and dispositions	6,798	6,188	610	9.9%
Total as reported	110,113	107,054	3,059	2.9%

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$2,512,024	$2,310,247	$201,777	8.7%
Gross profit	$162,042	$157,246	$4,796	3.0%
Unit sales	117,123	110,113	7,010	6.4%
Revenue per unit	$21,448	$20,981	$467	2.2%
Gross profit per unit	$1,384	$1,428	$(44)	(3.1%)
Gross profit as a % of revenue	6.5%	6.8%	(30)	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$2,310,247	$2,176,034	$134,213	6.2%
Gross profit	$157,246	$150,400	$6,846	4.6%
Unit sales	110,113	107,054	3,059	2.9%
Revenue per unit	$20,981	$20,327	$654	3.2%
Gross profit per unit	$1,428	$1,405	$23	1.6%
Gross profit as a % of revenue	6.8%	6.9%	(10)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$2,394,454	$2,211,513	$182,941	8.3%
Gross profit	$155,448	$152,355	$3,093	2.0%
Unit sales	111,212	105,161	6,051	5.8%
Revenue per unit	$21,531	$21,030	$501	2.4%
Gross profit per unit	$1,398	$1,449	$(51)	(3.5%)
Gross profit as a % of revenue	6.5%	6.9%	(40)	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$2,166,646	$2,052,198	$114,448	5.6%
Gross profit	$149,245	$142,444	$6,801	4.8%
Unit sales	103,315	100,866	2,449	2.4%
Revenue per unit	$20,971	$20,346	$625	3.1%
Gross profit per unit	$1,445	$1,412	$33	2.3%
Gross profit as a % of revenue	6.9%	6.9%	0	bps

For the years ended December 31, 2015 and 2014, our used vehicle revenue, gross profit and unit volume increased compared to the respective prior years, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition, resulting in higher unit sales volume, overall revenue and overall gross profit levels. We believe we will have the opportunity to increase our used vehicle unit volume, revenue and gross profit as our One Sonic-One Experience initiative matures. In addition, incremental used vehicle sales volume contributed to additional F&I gross profit and Fixed Operations gross profit (via reconditioning) as discussed under the headings “Finance, Insurance & Other, Net (“F&I”)” and “Parts, Service and Collision Repair (“Fixed Operations”)” below.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$149,330	$160,343	$(11,013)	(6.9%)
Acquisitions and dispositions	6,009	5,815	194	3.3%
Total as reported	$155,339	$166,158	$(10,819)	(6.5%)

Total wholesale vehicle gross profit (loss):
Same store	$(6,689)	$(3,303)	$(3,386)	102.5%
Acquisitions and dispositions	(679)	(313)	(366)	116.9%
Total as reported	$(7,368)	$(3,616)	$(3,752)	103.8%

Total wholesale vehicle units:
Same store	28,723	28,968	(245)	(0.8%)
Acquisitions and dispositions	1,445	978	467	47.8%
Total as reported	30,168	29,946	222	0.7%

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$158,039	$168,187	$(10,148)	(6.0%)
Acquisitions and dispositions	8,119	7,141	978	13.7%
Total as reported	$166,158	$175,328	$(9,170)	(5.2%)

Total wholesale vehicle gross profit (loss):
Same store	$(3,139)	$(7,070)	$3,931	(55.6%)
Acquisitions and dispositions	(477)	(861)	384	(44.6%)
Total as reported	$(3,616)	$(7,931)	$4,315	(54.4%)

Total wholesale vehicle units:
Same store	28,641	28,800	(159)	(0.6%)
Acquisitions and dispositions	1,305	1,161	144	12.4%
Total as reported	29,946	29,961	(15)	(0.1%)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$155,339	$166,158	$(10,819)	(6.5%)
Gross profit (loss)	$(7,368)	$(3,616)	$(3,752)	(103.8%)
Unit sales	30,168	29,946	222	0.7%
Revenue per unit	$5,149	$5,549	$(400)	(7.2%)
Gross profit (loss) per unit	$(244)	$(121)	$(123)	(101.7%)
Gross profit (loss) as a % of revenue	(4.7%)	(2.2%)	(250)	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$166,158	$175,328	$(9,170)	(5.2%)
Gross profit (loss)	$(3,616)	$(7,931)	$4,315	54.4%
Unit sales	29,946	29,961	(15)	(0.1%)
Revenue per unit	$5,549	$5,852	$(303)	(5.2%)
Gross profit (loss) per unit	$(121)	$(265)	$144	54.3%
Gross profit (loss) as a % of revenue	(2.2%)	(4.5%)	230	bps

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$149,330	$160,343	$(11,013)	(6.9%)
Gross profit (loss)	$(6,689)	$(3,303)	$(3,386)	(102.5%)
Unit sales	28,723	28,968	(245)	(0.8%)
Revenue per unit	$5,199	$5,535	$(336)	(6.1%)
Gross profit (loss) per unit	$(233)	$(114)	$(119)	(104.4%)
Gross profit (loss) as a % of revenue	(4.5%)	(2.1%)	(240)	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$158,039	$168,187	$(10,148)	(6.0%)
Gross profit (loss)	$(3,139)	$(7,070)	$3,931	55.6%
Unit sales	28,641	28,800	(159)	(0.6%)
Revenue per unit	$5,518	$5,840	$(322)	(5.5%)
Gross profit (loss) per unit	$(110)	$(245)	$135	55.1%
Gross profit (loss) as a % of revenue	(2.0%)	(4.2%)	220	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction. In the years ended December 31, 2015 and 2014, compared to the respective prior years, wholesale unit volume as a percentage of total used unit volume (retail plus wholesale) declined 110 basis points and 50 basis points, respectively. This shift toward retailing a higher percentage of our used inventory contributed to higher levels of gross loss per wholesale unit, as the remaining wholesale vehicles are typically lower in quality/value.

Parts, Service and Collision Repair (“Fixed Operations”)

Parts, service and collision repair revenue consists of customer requested orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and manufacturer prepaid maintenance programs. Internal, sublet and other primarily relate to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships, the work is deemed internal. In the event the work is performed by a third party on our behalf, it is deemed sublet.

We believe that over time, vehicle quality will improve, but vehicle complexity and the associated demand for repairs at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term we have the ability to continue to add service capacity and increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future warranty related revenues. Following is information related to our Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,335,084	$1,249,756	$85,328	6.8%
Acquisitions and dispositions	29,863	46,814	(16,951)	(36.2%)
Total as reported	$1,364,947	$1,296,570	$68,377	5.3%

Total Fixed Operations gross profit:
Same store	$651,228	$600,585	$50,643	8.4%
Acquisitions and dispositions	14,193	22,964	(8,771)	(38.2%)
Total as reported	$665,421	$623,549	$41,872	6.7%

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,222,452	$1,168,767	$53,685	4.6%
Acquisitions and dispositions	74,118	61,411	12,707	20.7%
Total as reported	$1,296,570	$1,230,178	$66,392	5.4%

Total Fixed Operations gross profit:
Same store	$587,534	$567,046	$20,488	3.6%
Acquisitions and dispositions	36,015	30,046	5,969	19.9%
Total as reported	$623,549	$597,092	$26,457	4.4%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
Reported Fixed Operations:	(In thousands)
Revenue
Customer pay	$577,265	$565,144	$12,121	2.1%
Warranty	228,093	194,468	33,625	17.3%
Wholesale parts	181,296	188,687	(7,391)	(3.9%)
Internal, sublet and other	378,293	348,271	30,022	8.6%
Total revenue	$1,364,947	$1,296,570	$68,377	5.3%
Gross profit
Customer pay	$316,026	$309,885	$6,141	2.0%
Warranty	126,571	106,298	20,273	19.1%
Wholesale parts	32,249	32,633	(384)	(1.2%)
Internal, sublet and other	190,575	174,733	15,842	9.1%
Total gross profit	$665,421	$623,549	$41,872	6.7%
Gross profit as a % of revenue
Customer pay	54.7%	54.8%	(10)	bps
Warranty	55.5%	54.7%	80	bps
Wholesale parts	17.8%	17.3%	50	bps
Internal, sublet and other	50.4%	50.2%	20	bps
Total gross profit as a % of revenue	48.8%	48.1%	70	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
Reported Fixed Operations:	(In thousands)
Revenue
Customer pay	$565,144	$546,695	$18,449	3.4%
Warranty	194,468	188,061	6,407	3.4%
Wholesale parts	188,687	169,338	19,349	11.4%
Internal, sublet and other	348,271	326,084	22,187	6.8%
Total revenue	$1,296,570	$1,230,178	$66,392	5.4%
Gross profit
Customer pay	$309,885	$300,800	$9,085	3.0%
Warranty	106,298	101,351	4,947	4.9%
Wholesale parts	32,633	31,242	1,391	4.5%
Internal, sublet and other	174,733	163,699	11,034	6.7%
Total gross profit	$623,549	$597,092	$26,457	4.4%
Gross profit as a % of revenue
Customer pay	54.8%	55.0%	(20)	bps
Warranty	54.7%	53.9%	80	bps
Wholesale parts	17.3%	18.4%	(110)	bps
Internal, sublet and other	50.2%	50.2%	0	bps
Total gross profit as a % of revenue	48.1%	48.5%	(40)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
Same store Fixed Operations:	(In thousands)
Revenue
Customer pay	$566,939	$545,349	$21,590	4.0%
Warranty	224,478	187,094	37,384	20.0%
Wholesale parts	178,113	181,878	(3,765)	(2.1%)
Internal, sublet and other	365,554	335,435	30,119	9.0%
Total revenue	$1,335,084	$1,249,756	$85,328	6.8%
Gross profit
Customer pay	$310,297	$299,075	$11,222	3.8%
Warranty	124,675	102,376	22,299	21.8%
Wholesale parts	31,599	31,300	299	1.0%
Internal, sublet and other	184,657	167,834	16,823	10.0%
Total gross profit	$651,228	$600,585	$50,643	8.4%
Gross profit as a % of revenue
Customer pay	54.7%	54.8%	(10)	bps
Warranty	55.5%	54.7%	80	bps
Wholesale parts	17.7%	17.2%	50	bps
Internal, sublet and other	50.5%	50.0%	50	bps
Total gross profit as a % of revenue	48.8%	48.1%	70	bps

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
Same store Fixed Operations:	(In thousands)
Revenue
Customer pay	$531,303	$519,918	$11,385	2.2%
Warranty	183,299	177,988	5,311	3.0%
Wholesale parts	178,026	160,639	17,387	10.8%
Internal, sublet and other	329,824	310,222	19,602	6.3%
Total revenue	$1,222,452	$1,168,767	$53,685	4.6%
Gross profit
Customer pay	$291,755	$285,965	$5,790	2.0%
Warranty	100,430	96,405	4,025	4.2%
Wholesale parts	30,204	29,502	702	2.4%
Internal, sublet and other	165,145	155,174	9,971	6.4%
Total gross profit	$587,534	$567,046	$20,488	3.6%
Gross profit as a % of revenue
Customer pay	54.9%	55.0%	(10)	bps
Warranty	54.8%	54.2%	60	bps
Wholesale parts	17.0%	18.4%	(140)	bps
Internal, sublet and other	50.1%	50.0%	10	bps
Total gross profit as a % of revenue	48.1%	48.5%	(40)	bps

2015 Compared to 2014

Overall Fixed Operations customer pay revenue increased 4.0% in the year ended December 31, 2015, led by our luxury dealerships. Warranty revenue increased 20.0% during the year ended December 31, 2015, led by increases in warranty activity at our BMW, Honda, Cadillac and Audi dealerships. Internal revenue increased 10.2% on higher levels of used vehicle reconditioning and sublet revenue increased 8.7%, contributing to the year-over-year improvement, offset partially by a decrease of 2.1% in wholesale parts revenue.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

For the year ended December 31, 2015, an increase in Fixed Operations revenue contributed approximately $41.0 million in additional gross profit and a 70 basis point increase in the gross margin rate contributed approximately $9.6 million in additional gross profit. The gross margin rate increased primarily due to a shift in revenue mix away from lower margin wholesale parts to higher margin warranty compared to the prior year. Customer pay gross margin rate decreased 10 basis points and warranty gross margin rate increased 80 basis points during the year ended December 31, 2015.

2014 Compared to 2013

Overall Fixed Operations customer pay revenue increased 2.2% in the year ended December 31, 2014, due primarily to increases in parts and service revenue at our luxury dealerships, offset partially by decreases in collision repair revenue. Warranty revenue increased 3.0% during the year ended December 31, 2014, led by increases in warranty activity at our Audi, Toyota and General Motors dealerships. Internal revenue increased 4.1%, sublet revenue increased 12.3% and wholesale parts revenue increased 10.8%, contributing to the year-over-year improvement.

For the year ended December 31, 2014, an increase in Fixed Operations revenue contributed approximately $26.0 million in additional gross profit, offset partially by a $5.5 million decrease in gross profit due to a 40 basis point decline in the gross margin rate. The gross margin rate declined primarily due to a shift in revenue mix away from higher margin customer pay to lower margin wholesale parts.

Finance, Insurance and Other, Net (“F&I”)

Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts.  F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts.

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

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$318,476	$290,368	$28,108	9.7%
Acquisitions and dispositions	8,112	9,727	(1,615)	(16.6%)
Total as reported	$326,588	$300,095	$26,493	8.8%

Total F&I gross profit per retail unit (excludes fleet)
Same store	$1,288	$1,227	$61	5.0%
Acquisitions and dispositions	(9)	(7)	(2)	28.6%
Total as reported	$1,279	$1,220	$59	4.8%

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$286,763	$260,065	$26,698	10.3%
Acquisitions and dispositions	13,332	12,378	954	7.7%
Total as reported	$300,095	$272,443	$27,652	10.1%

Total F&I gross profit per retail unit (excludes fleet)
Same store	$1,227	$1,145	$82	7.2%
Acquisitions and dispositions	(7)	(7)	-	0.0%
Total as reported	$1,220	$1,138	$82	7.2%

2015 Compared to 2014

F&I revenues increased during the year ended December 31, 2015, primarily due to a 4.4% increase in total retail (excluding fleet) new and used vehicle unit volume in the year ended December 31, 2015. Finance contract gross profit increased 9.4% for the year ended December 31, 2015, driven by an increase in penetration rate of 240 basis points, an increase in finance contract volume of 8.0% and an increase in gross profit per finance contract of 1.3%.  Finance contract gross profit may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract gross profit increased 7.0% for the year ended December 31, 2015, driven by an increase in penetration rate of 100 basis points and an increase in service contract volume of 7.6%, partially offset by a decrease in gross profit per service contract of 0.6%. Other aftermarket contract gross profit increased 12.1% for the year ended December 31, 2015, driven by an increase in penetration rate of 440 basis points, an increase in aftermarket contract volume of 7.8% and an increase in gross profit per aftermarket contract of 3.9%. Finance, service and other aftermarket penetration rates were positively impacted by a strengthening economy and increasing consumer confidence, combined with continued positive results from our F&I playbook and processes.

2014 Compared to 2013

F&I revenues increased during the year ended December 31, 2014, primarily due to a 2.9% increase in total retail (excluding fleet) new and used vehicle unit volume in the year ended December 31, 2014.  Finance contract gross profit increased 5.7% for the year ended December 31, 2014, driven by an increase in penetration rate of 80 basis points an increase in finance contract volume of 4.0% and an increase in gross profit per finance contract of 1.6%. Service contract gross profit increased 11.4% for the year ended

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

December 31, 2014, driven by an increase in penetration rate of 120 basis points, an increase in service contract volume of 6.9% and an increase in gross profit per service contract of 4.2%.  Other aftermarket contract gross profit increased 14.6% for the year ended December 31, 2014, driven by an increase in penetration rate of 1,100 basis points, an increase in aftermarket contract volume of 12.0% and an increase in gross profit per aftermarket contract of 2.4%.

Segment Results

In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income, less floor plan interest expense.

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$9,547,236	$9,191,661	$355,575	3.9%
EchoPark®	77,063	5,438	71,625	1317.1%
Total consolidated revenues	$9,624,299	$9,197,099	$427,200	4.6%
Segment income (loss) (1):
Franchised Dealerships	$213,224	$230,733	$(17,509)	(7.6%)
EchoPark®	(17,257)	(15,913)	(1,344)	(8.4%)
Total segment income (loss)	195,967	214,820	(18,853)	(8.8%)
Interest expense, other, net	(50,910)	(53,190)	2,280	4.3%
Other income (expense), net	99	97	2	2.1%
Income (loss) from continuing operations before taxes	$145,156	$161,727	$(16,571)	(10.2%)

(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail new and used vehicle unit sales volume:
Franchised Dealerships	252,027	245,833	6,194	2.5%
EchoPark®	3,225	212	3,013	1421.2%
Total retail new and used vehicle unit sales volume	255,252	246,045	9,207	3.7%

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$9,191,661	$8,843,168	$348,493	3.9%
EchoPark®	5,438	-	5,438	100.0%
Total consolidated revenues	$9,197,099	$8,843,168	$353,931	4.0%
Segment income (loss) (1):
Franchised Dealerships	$230,733	$218,139	$12,594	5.8%
EchoPark®	(15,913)	(5,490)	(10,423)	(189.9%)
Total segment income (loss)	214,820	212,649	2,171	1.0%
Interest expense, other, net	(53,190)	(55,485)	2,295	4.1%
Other income (expense), net	97	(28,143)	28,240	100.3%
Income (loss) from continuing operations before taxes	$161,727	$129,021	$32,706	25.3%

(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail new and used vehicle unit sales volume:
Franchised Dealerships	245,833	239,417	6,416	2.7%
EchoPark®	212	-	212	100.0%
Total retail new and used vehicle unit sales volume	246,045	239,417	6,628	2.8%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Franchised Dealerships

See the previous headings “New Vehicles,” “Used Vehicles,” “Wholesale Vehicles,” “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” for further discussion of the operating results of our Franchised Dealerships segment. The previous analyses and discussion include operating results for our EchoPark® segment as the results for EchoPark® are not material to the combined operating results.

EchoPark®

We opened the first two EchoPark® locations in November and December 2014, and we opened the third location in January 2015. Our EchoPark® business operates independently from our previously existing new and used dealership sales operations and offers customers an exciting shopping and buying experience.

During the year ended December 31, 2015, EchoPark® generated approximately $77.1 million of revenue and $9.7 million of gross profit, driven primarily by the sale of 3,225 used vehicles, which generated used vehicle gross profit per unit of $1,341 and F&I gross profit per retail unit of $943. EchoPark® incurred a $17.7 million operating loss during the year ended December 31, 2015, which includes a $1.4 million impairment charge primarily related to website development. From the opening dates through December 31, 2014, EchoPark® generated approximately $5.4 million of revenue and gross profit of $0.5 million, driven by the sale of 212 used vehicles, which generated used vehicle gross loss per unit of $584 and F&I gross profit per retail unit of $905. EchoPark® incurred a $15.9 million operating loss during the year ended December 31, 2014. We expect to open two additional EchoPark® stores in Colorado in 2016 and have begun site selection for our next two EchoPark® markets.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized and unit sales volume objectives. Due to the salary component for certain dealership and corporate personnel, gross profit and compensation expense do not change in direct proportion to one another. Advertising expense and other expenses vary based on the level of actual or anticipated business activity and number of dealerships in operation. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including certain customer-related costs, insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels. The following tables set forth information related to our reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
SG&A expenses
Compensation	$666,668	$638,875	$(27,793)	(4.4%)
Advertising	61,630	57,437	(4,193)	(7.3%)
Rent	73,539	73,707	168	0.2%
Other	308,728	297,414	(11,314)	(3.8%)
Total SG&A expenses	$1,110,565	$1,067,433	$(43,132)	(4.0%)
SG&A expenses as a % of gross profit
Compensation	47.1%	46.8%	(30)	bps
Advertising	4.4%	4.2%	(20)	bps
Rent	5.2%	5.4%	20	bps
Other	21.8%	21.7%	(10)	bps
Total SG&A expenses as a % of gross profit	78.5%	78.1%	(40)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
SG&A expenses
Compensation	$638,875	$601,495	$(37,380)	(6.2%)
Advertising	57,437	56,609	(828)	(1.5%)
Rent	73,707	73,976	269	0.4%
Other	297,414	271,045	(26,369)	(9.7%)
Total SG&A expenses	$1,067,433	$1,003,125	$(64,308)	(6.4%)
SG&A expenses as a % of gross profit
Compensation	46.8%	46.2%	(60)	bps
Advertising	4.2%	4.3%	10	bps
Rent	5.4%	5.7%	30	bps
Other	21.7%	20.9%	(80)	bps
Total SG&A expenses as a % of gross profit	78.1%	77.1%	(100)	bps

2015 Compared to 2014

Overall SG&A expenses increased for the year ended December 31, 2015, due in part to costs related to our EchoPark®, One Sonic-One Experience and other strategic initiatives, among other cost drivers as discussed below. Overall SG&A expenses as a percentage of gross profit increased 40 basis points for the year ended December 31, 2015. Excluding the effect of EchoPark® expenses, total SG&A expenses as a percentage of gross profit increased 50 basis points for the year ended December 31, 2015, compared to the prior year period.

Compensation costs as a percentage of gross profit increased 30 basis points for the year ended December 31, 2015, primarily due to lower gross margin on new vehicles, increased headcount related to EchoPark® staffing and higher medical insurance costs.

Total advertising expense in the year ended December 31, 2015 increased in both dollar amount and as a percentage of gross profit due to increased advertising programs for expansion at EchoPark® and our One Sonic-One Experience initiative.

For the year ended December 31, 2015, rent expense decreased in dollar amount and as a percentage of gross profit, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the year ended December 31, 2015, primarily due to gain on disposal of franchises in the prior year, increases in IT expenses related to EchoPark® and our One Sonic-One Experience initiative, legal fees and real estate taxes.

Included in SG&A expenses for the year ended December 31, 2015, is approximately $3.5 million of storm-related physical damage and $1.7 million of legal and severance expenses, offset partially by a net gain on disposal of franchises of approximately $3.3 million. Included in SG&A expenses for the year ended December 31, 2014, is approximately $4.0 million of storm-related physical damage and $1.1 million of legal settlement and environmental expenses, offset by a net gain on disposal of franchises of approximately $10.7 million. Excluding the effect of these items, total SG&A expenses as a percentage of gross profit decreased 20 basis points for the year ended December 31, 2015. Excluding the effect of these items and EchoPark®, Franchised Dealerships SG&A expenses as a percentage of gross profit was flat for the year ended December 31, 2015.

2014 Compared to 2013

Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit for the year ended December 31, 2014, due primarily to costs related to our EchoPark®, One Sonic-One Experience and other strategic initiatives, among other cost drivers as discussed below.

Compensation costs as a percentage of gross profit increased 60 basis points for the year ended December 31, 2014, primarily due to lower gross margin on new vehicles, increased headcount related to demand from higher Fixed Operations activity levels and EchoPark® staffing.

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

For the year ended December 31, 2014, rent expense decreased in dollar amount and as a percentage of gross profit, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the year ended December 31, 2014, primarily due to increases in outside contractors and IT expenses related to EchoPark® and One Sonic-One Experience and higher customer related costs as a result of the higher level of sales activity. Included in other SG&A expenses for the year ended December 31, 2014, is approximately $4.0 million of storm-related physical damage and $1.1 million of legal settlement and environmental expenses, offset by a net gain on sale of dealerships of approximately $10.7 million. Excluding the effect of these items, total SG&A expenses as a percentage of gross profit increased 150 basis points for the year ended December 31, 2014.

Impairment Charges

Impairment charges increased approximately $11.4 million for the year ended December 31, 2015 compared to the prior year.  Impairment charges decreased $3.3 million for the year ended December 31, 2014 compared to the prior year.  Impairment charges for the year ended December 31, 2015 include approximately $5.2 million of fixed asset impairment charges and $4.8 million of goodwill and franchise asset impairment charges related to the disposition of a dealership franchise, $0.9 million of franchise asset impairment charges and $7.1 million of property and equipment charges due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover these balances through operating activities.  Impairment charges for the year ended December 31, 2014 include $2.2 million of franchise asset impairment charges and approximately $4.4 million of property and equipment charges due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover these balances through operating activities.

Depreciation and Amortization

Depreciation expense increased approximately $10.5 million, or 18.1%, in the year ended December 31, 2015, compared to prior year, and $4.3 million, or 7.9%, in the year ended December 31, 2014, compared to the prior year. The increases were primarily related to continuing operations net additions to gross property and equipment (excluding land and construction in progress) of approximately $140.7 million and $30.3 million in the years ended December 31, 2015 and 2014, respectively.

Interest Expense, Floor Plan

2015 Compared to 2014

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $2.1 million, or 11.8%, for the year ended December 31, 2015. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $101.4 million in the year ended December 31, 2015, resulting in an increase in new vehicle floor plan interest expense of approximately $1.6 million compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.61% for the year ended December 31, 2015, compared to 1.57% for the year ended December 31, 2014, which resulted in an increase in interest expense of approximately $0.5 million.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.5 million, or 37.7%, for the year ended December 31, 2015. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $30.4 million in the year ended December 31, 2015, resulting in an increase in new vehicle floor plan interest expense of approximately $0.6 million compared to the prior year. The average used vehicle floor plan interest rate incurred by continuing dealerships was 1.72% for the year ended December 31, 2015, compared to 1.80% for the year ended December 31, 2014, which resulted in a decrease in interest expense of approximately $0.1 million, partially offsetting the impact of the higher average floor plan notes payable balances discussed above.

2014 Compared to 2013

Interest expense, floor plan for new vehicles incurred by continuing operations decreased approximately $2.5 million, or 12.2%, for the year ended December 31, 2014. The average new vehicle floor plan notes payable balance for continuing operations increased

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

approximately $43.7 million in the year ended December 31, 2014, resulting in an increase in new vehicle floor plan interest expense of approximately $0.8 million compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.57% for the year ended December 31, 2014, compared to 1.86% for the year ended December 31, 2013, which resulted in a decrease in interest expense of approximately $3.3 million, offsetting the impact of the higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.7 million, or 36.9%, for the year ended December 31, 2014. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $1.7 million in the year ended December 31, 2014, and the average used vehicle floor plan interest rate incurred by continuing dealerships was 1.80% for the year ended December 31, 2014, compared to 2.78% for the year ended December 31, 2013, which resulted in a decrease in interest expense of approximately $0.7 million.

Interest Expense, Other, Net

Interest expense, other, net is summarized in the schedule below:

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
Stated/coupon interest	$42,321	$41,456	$(865)	(2.1%)
Discount/premium amortization	152	141	(11)	(7.8%)
Deferred loan cost amortization	2,489	2,675	186	7.0%
Cash flow swap interest	7,178	10,125	2,947	29.1%
Capitalized interest	(1,912)	(1,921)	(9)	(0.5%)
Other interest	682	714	32	4.5%
Total interest expense, other, net	$50,910	$53,190	$2,280	4.3%

	Year Ended December 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Stated/coupon interest	$41,456	$43,464	$2,008	4.6%
Discount/premium amortization	141	197	56	28.4%
Deferred loan cost amortization	2,675	2,642	(33)	(1.2%)
Cash flow swap interest	10,125	10,874	749	6.9%
Capitalized interest	(1,921)	(2,484)	(563)	(22.7%)
Other interest	714	792	78	9.8%
Total interest expense, other, net	$53,190	$55,485	$2,295	4.1%

2015 Compared to 2014

Interest expense, other, net decreased approximately $2.3 million for the year ended December 31, 2015. The decrease was primarily due to a $3.0 million decrease in cash flow swap interest as a result of the expiration of several interest rate cash flow swaps that were replaced with cash flow swaps at a lower fixed rate, offset partially by a $0.9 million increase in stated/coupon interest as a result of the addition of seven new mortgages.

2014 Compared to 2013

Interest expense, other, net decreased approximately $2.3 million for the year ended December 31, 2014. The decrease was primarily due to a $2.0 million reduction in stated/coupon interest as a result of replacing the 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”) with the 5.0% Notes in the second quarter of 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Other Income (Expense), Net

Other income (expense), net was income of approximately $0.1 million for the years ended December 31, 2015 and 2014. Other income (expense), net was a net expense of $28.1 million for the year ended December 31, 2013 due to a loss on extinguishment of debt of approximately $28.2 million, related to the retirement of the 9.0% Notes.

Provision for Income Taxes

The effective tax rate from continuing operations was 39.3%, 39.1% and 34.4% for the years ended December 31, 2015, 2014 and 2013, respectively. The effective tax rate for the year ended December 31, 2015 was higher than the prior year periods primarily due to the net effect of a discrete tax benefit and a permanent tax difference related to the disposal of dealership franchises in the year ended December 31, 2014, and the favorable resolution of previously outstanding tax matters during the year ended December 31, 2013. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

Discontinued Operations

The pre-tax losses from discontinued operations and the sale of dealerships were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income (loss) from operations	$(1,421)	$(2,515)	$(978)
Gain (loss) on disposal	-	199	(457)
Lease exit accrual adjustments and charges	(1,462)	152	(2,582)
Pre-tax income (loss)	$(2,883)	$(2,164)	$(4,017)
Total revenues	$-	$-	$-

In the year ended December 31, 2014, lease exit accrual adjustments and charges includes a benefit of approximately $1.4 million related to the extension of a sublease. We do not expect significant activity in discontinued operations in the future due to the change in the definition of a discontinued operation as a result of ASU 2014-08. The results of operations for those dealerships and franchises that were classified as discontinued operations as of March 31, 2014 will continue to be reported within discontinued operations in the future. See the discussion of our adoption of ASU 2014-08 in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements.

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

Finance, Insurance and Service Contracts

We arrange financing for customers through various financial institutions and receive a commission from the lender either in a flat fee amount or in an amount equal to the difference between the actual interest rates charged to customers and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

recourse third-party extended service contracts to customers. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract.

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third-party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2015 by approximately $1.3 million. Our estimate of chargebacks (approximately $17.0 million as of December 31, 2015) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a material adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Goodwill and Franchise Assets

In accordance with “Intangibles – Goodwill and Other” in the ASC, we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. For our annual impairment assessment as of October 1, 2015, we elected to perform a quantitative step-one assessment.

For purposes of goodwill impairment testing, we have two reporting units, which consist of our traditional franchised dealerships and EchoPark®. The carrying value of our goodwill (all of which is associated with our franchised dealerships reporting unit) totaled approximately $471.5 million at December 31, 2015. We utilized the Market Price (“MP”) method to estimate our reporting unit’s enterprise value. The significant inputs in our MP method include debt value, stock price and control premium. To the extent there are changes in one or more of these inputs that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described under the heading “Goodwill,” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements.

Based on the results of our step-one test as of October 1, 2015, our reporting unit’s fair value exceeds its carrying value. Our MP method is dependent on the inputs used and is sensitive to changes in those inputs. In order to determine the effects of changes in our inputs on our MP method and, consequently, our goodwill valuation, we ran multiple scenarios adjusting the debt value, stock price and control premium. In the event our debt value decreased by 10 percent, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2015 would change by approximately $82.8 million. In the event our stock price decreased by 20 percent, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2015 would change by approximately $227.9 million. Although we assumed a 10.0% control premium in our method, in the event of no control premium, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2015 would change by approximately $103.5 million. In the event all three inputs changed as previously described, the calculated fair value estimate as of October 1, 2015 would change by approximately $393.5 million. Based on our MP method, none of the scenarios tested, if realized, would have resulted in lowering the fair value of the reporting unit below the reporting unit’s carrying value. As such, we were not required to complete step two of the impairment evaluation according to “Intangibles – Goodwill and Other” in the ASC. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for further discussion.

In accordance with “Intangibles – Goodwill and Other” in the ASC, we evaluate franchise assets for impairment annually (as of October 1) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a discounted cash flow (“DCF”) model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing as of October 1, a $0.9 million impairment charge was recorded in impairment charges in the accompanying Consolidated Statements of Income. In addition, we impaired $2.4 million of franchise assets in the year ended December 31, 2015 related to the disposition of a franchise that was

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

acquired in 2014 and disposed of in 2015. The carrying value of our franchise assets totaled approximately $74.9 million at December 31, 2015, and is included in other intangible assets, net in the accompanying Consolidated Balance Sheets.

Insurance Reserves

We have various high deductible retention and insurance policies that require us to make estimates in determining the ultimate liability we may incur for claims arising under these policies. We accrue for insurance reserves throughout the year based on current information available. As of December 31, 2015, we estimated the ultimate liability under these programs to be between $23.0 million and $25.5 million, and had approximately $24.9 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves, our operating results, financial position and cash flows. These significant assumptions could include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings, current or projected changes in state laws or an assumed discount rate. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. Our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2015, we had approximately $14.5 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2014	$18,962
Lease exit expense (1)	1,848
Payments (2)	(6,283)
Balance at December 31, 2015	$14,527

(1)

Expense of approximately $0.2 million is recorded in interest expense, other, net and expense of approximately $0.1 million is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In addition, expense of approximately $1.5 million is recorded in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.

(2)

Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately $0.7 million in continuing operations and $5.6 million in income (loss) from discontinued operations, in the accompanying Consolidated Statements of Income.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities. As of December 31, 2015, we had accrued approximately $0.5 million in legal reserves. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Income Taxes

As a matter of course, we are regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including consideration paid or received in connection with such transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is likely to be realized upon ultimate settlement. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent.

At December 31, 2015, there was approximately $5.8 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) with $0.5 million included in other accrued liabilities and approximately $5.3 million recorded in other long-term liabilities in the accompanying Consolidated Balance Sheets. The effects on our financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying Consolidated Financial Statements.

We periodically review all deferred tax asset positions (including state net operating loss carryforwards) to determine whether it is more likely than not that the deferred tax assets will be realized. Certain factors considered in evaluating the potential for realization of deferred tax assets include the time remaining until expiration (related to state net operating loss carryforwards) and various sources of taxable income that may be available under the tax law to realize a tax benefit related to a deferred tax asset. This evaluation requires management to make certain assumptions about future profitability, the execution of tax strategies that may be available to us and the likelihood that these assumptions or execution of tax strategies would occur. This evaluation is highly judgmental. The results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual realization of these deferred tax assets may be materially different from management’s estimate.

As of December 31, 2015 and 2014, we had a valuation allowance recorded totaling approximately $5.9 million and $6.5 million, respectively, related to certain state net operating loss carryforwards because we concluded we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. The ASU also requires that the amortization of debt issuance costs be reported as interest expense. For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and we elected to adopt and apply the guidance beginning with this Annual Report on Form 10-K for the year ended December 31, 2015. The adoption of this ASU was applied retrospectively and impacts the presentation of other assets and long-term debt amounts in the accompanying Consolidated Balance Sheets, Note 6, “Long-Term Debt” and Note 14, “Segment Information” to the accompanying Consolidated Financial Statements, and certain other disclosures.

Also in April 2015, the FASB issued ASU 2015-05 related to customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

December 15, 2015 (early adoption is permitted). We do not expect this ASU to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred income taxes. The amendments in this ASU require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity must be netted and presented as a single amount is not affected by this ASU. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (early adoption is permitted). We expect this ASU to have a significant impact on the classification of deferred income tax assets and liabilities in our consolidated financial position.

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under our 2014 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. There are no restrictions under our borrowing arrangements on retained earnings or net income. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

We had the following liquidity resources available as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$3,625	$4,182
Availability under our revolving credit facility	181,058	165,560
Availability under our used vehicle floor plan facilities	21,192	22,642
Floor plan deposit balance	74,000	57,500
Total available liquidity resources	$279,875	$249,884

See Note 15, “Subsequent Events,” to the accompanying Consolidated Financial Statements for discussion of share repurchase activity subsequent to December 31, 2015.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $74.0 million and $57.5 million as of December 31, 2015 and 2014, respectively, is classified in other current assets in the accompanying Consolidated Balance Sheets. Please see discussion under the heading “Concentrations of Credit and Business Risk” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for further information.

Long-Term Debt and Credit Facilities

2014 Credit Facilities

On July 23, 2014, we entered into an amended and restated syndicated revolving credit facility (the “2014 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2014 Floor Plan Facilities” and, together with the 2014 Revolving Credit Facility, the “2014 Credit Facilities”), which are scheduled to mature on August 15, 2019.

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “2014 Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at our option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2015, the 2014 Revolving Borrowing Base was approximately $208.2 million. As of December 31, 2015, we had approximately $4.2 million of outstanding borrowings and $22.9 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of $181.1 million under the 2014 Revolving Credit Facility.

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

We agreed under the 2014 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2014 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2014 Credit Facilities permit cash dividends on our Class A and Class B common stock so long as no event of default (as defined in the 2014 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2014 Credit Facilities. There are no restrictions on retained earnings or net income. Please refer to Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 2014 Credit Facilities.

7.0% Notes

On July 2, 2012, we issued $200.0 million in aggregate principal amount of 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013. We may redeem the 7.0% Notes in whole or in part at any time on or after July 15, 2017 at the redemption prices in the following table, which are expressed as percentages of the principal amount.

Redemption Price
Beginning on July 15, 2017	103.500%
Beginning on July 15, 2018	102.333%
Beginning on July 15, 2019	101.167%
Beginning on July 15, 2020 and thereafter	100.000%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

In addition, the indenture provides that holders of the 7.0% Notes may require us to repurchase the 7.0% Notes at a purchase price equal to 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest, if we undergo a change of control (as defined in the indenture).

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. We agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing our 7.0% Notes limits our ability to pay quarterly cash dividends on our Class A and B common stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and B common stock if we comply with the terms of the indenture governing the 7.0% Notes. There are no restrictions on retained earnings or net income. We were in compliance with all restrictive covenants as of December 31, 2015 and expect to remain compliant for the foreseeable future.

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

5.0 % Notes

On May 9, 2013, we issued $300.0 million in aggregate principal amount of 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at 100.0% of the principal amount thereof. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. We may redeem the 5.0% Notes in whole or in part at any time on or after May 15, 2018 at the redemption prices in the following table, which are expressed as percentages of the principal amount.

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

In addition, on or before May 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 105% of the par value of the 5.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. On or before May 15, 2018, we may redeem all or a part of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 100% of the principal amount of the 5.0% Notes redeemed plus an applicable premium (as defined in the indenture) and any accrued and unpaid interest as of the redemption date. The indenture also provides that holders of the 5.0% Notes may require us to repurchase the 5.0% Notes at a purchase price equal to 101% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if we undergo a change of control (as defined in the indenture).

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing our 5.0% Notes limits our ability to pay quarterly cash dividends our Class A and B common stock in excess of $0.10 per share. We may only pay quarterly cash dividends our Class A and B common stock if we comply with the terms of the indenture governing the 5.0% Notes. There are no restrictions on retained earnings or net income. We were in compliance with all restrictive covenants as of December 31, 2015 and expect to remain compliant in the foreseeable future.

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

Notes Payable to a Finance Company

Three notes payable were assumed with the purchase of certain dealerships during the year ended December 31, 2004 (the “Assumed Notes”). We recorded the Assumed Notes at fair value using an interest rate of 5.35%. Although the Assumed Notes allow for prepayment, the penalties and fees are disproportionately burdensome relative to the Assumed Notes’ principal balance. Therefore, we do not currently intend to prepay the Assumed Notes. The outstanding principal balance on the Assumed Notes was approximately $0.8 million as of December 31, 2015.

Mortgage Notes

During the year ended December 31, 2015, we obtained approximately $69.1 million in mortgage financing related to eight of our dealership properties. As of December 31, 2015, the weighted average interest rate was 3.74% and the total outstanding principal balance was approximately $319.4 million, related to approximately 37% of our operating locations. These mortgage notes require monthly payments of principal and interest through maturity, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2016 and 2033.

Operating Leases

We lease facilities for the majority of our dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen- to twenty-year terms with one or two five- to ten-year renewal options and do not contain provisions for contingent rent related to the dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Approximately 10% of these facility leases have payments that vary based on interest rates. See the table under the heading “Future Liquidity Outlook” below for our future minimum lease payment obligations, net of sublease proceeds.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.62%, 1.58%, and 1.92% for the years ended December 31, 2015, 2014 and 2013, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $42.3 million, $39.0 million, and $37.9 million in the years ended December 31, 2015, 2014 and 2013, respectively, and recognized in cost of sales for continuing operations approximately $42.1 million, $39.7 million, and $37.9 million in the years ended December 31, 2015, 2014 and 2013, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Non-compliance with covenants, including a failure to make any payment when due, under our 2014 Credit Facilities, Silo Floor Plan Facilities, operating lease agreements, mortgage notes, 5.0% Notes and 7.0% Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2014 Credit Facilities. A default under our 2014 Credit Facilities would constitute a default under our Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under our 2014 Credit Facilities and one or more Silo Floor Plan Facilities, or certain other debt obligations would not result in a default under our 5.0% Notes or 7.0% Notes unless our repayment obligations under the 2014 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2014 Credit Facilities include the following financial covenants:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50
December 31, 2015 actual	1.19	1.78	4.08

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to rent (as such term is defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2015, the ratio was 3.81 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2015. We expect to be in compliance with all of our long-term debt agreements for the foreseeable future.

Acquisitions and Dispositions

We did not acquire any franchises during the year ended December 31, 2015. During the year ended December 31, 2015, we disposed of four dealership franchises.  These disposals generated cash of approximately $8.0 million. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying Consolidated Financial Statements for further discussion.

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

Capital expenditures for the year ended December 31, 2015 were approximately $173.2 million. Of this amount, approximately $115.1 million was related to facility construction projects, $23.1 million was related to real estate acquisitions and $35.0 million was for other fixed assets utilized in our dealership operations. Of the capital expenditures in the year ended December 31, 2015, approximately $69.1 million was funded through mortgage financing and approximately $103.2 million was funded through cash from operations and use of our credit facilities. We expect to receive approximately $58.6 million of additional mortgage funding in the year ending December 31, 2016 related to capital expenditures that occurred prior to December 31, 2015. As of December 31, 2015, commitments for facilities construction projects totaled approximately $64.8 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the year ended December 31, 2015, we repurchased approximately 1.5 million shares of our Class A common stock for approximately $34.5 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. As of December 31, 2015, our total remaining repurchase authorization was approximately $45.0 million. Under our 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2014 Credit Facilities) and the result of such test has been accepted by the administrative agent. See Note 15, “Subsequent Events,” to the accompanying

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Consolidated Financial Statements for discussion of share repurchase activity and additional authorization subsequent to December 31, 2015.

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

Dividends

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B common stock totaling approximately $0.11 per share during the year ended December 31, 2015. Subsequent to December 31, 2015, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.05 per share for stockholders of record on March 15, 2016 to be paid on April 15, 2016. Under our 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $69.5 million, $160.7 million and $126.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The net cash provided by operations for the years ended December 31, 2015, 2014 and 2013 consisted primarily of net income (less non-cash items) and an increase in notes payable - floor plan - trade, offset partially by an increase in inventory.

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

Net cash provided by combined trade and non-trade floor plan financing was approximately $256.1 million, $11.0 million and $72.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $143.7 million, $141.1 million and $173.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash Flows from Investing Activities - Cash used in investing activities during the years ended December 31, 2015, 2014 and 2013 was $163.6 million, $108.0 million, and $244.5 million, respectively. The use of cash during the year ended December 31, 2015 was primarily comprised of the purchases of land, property and equipment, offset partially by proceeds from sales of dealerships. The use of cash during the year ended December 31, 2014 was primarily comprised of the acquisition of four dealership franchise operations and purchases of land, property and equipment, offset partially by proceeds from sales of dealerships The use of cash during the year ended December 31, 2013 was primarily comprised of the acquisition of two dealership franchise operations and purchases of land, property and equipment, including the purchase of dealership facilities that were previously leased.

The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships and construction of EchoPark® stores. During the years ended

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

December 31, 2015, 2014 and 2013, we generated net proceeds from mortgage financing in the amount of approximately $69.1 million, $44.4 million and $53.7 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.

Cash Flows from Financing Activities - Net cash provided by financing activities was approximately $93.6 million for the year ended December 31, 2015.  Net cash used in financing activities was approximately $51.5 million for the year ended December 31, 2014. Net cash provided by financing activities was approximately $117.7 million for the year ended December 31, 2013. For the year ended December 31, 2015, cash provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade and proceeds from mortgage notes, offset partially by repurchases of treasury stock and scheduled principal payments on term notes. During the year ended December 31, 2014, cash used in financing activities was comprised primarily of net repayments on notes payable - floor plan - non-trade, scheduled principal payments on term notes and repurchases of treasury stock, offset partially by proceeds from mortgage notes. During the year ended December 31, 2013, cash flow provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade and proceeds from the issuance of the 5.0% Notes and mortgage notes, offset partially by the extinguishment of the 9.0% Notes, scheduled principal payments on mortgage and term notes and repurchases of treasury stock.

Cash Flows from Discontinued Operations – The accompanying Consolidated Statements of Cash Flows include both continuing and discontinued operations. Net cash flows from operating activities associated with discontinued operations for the years ended December 31, 2015 and 2014, were not material to total cash flows. Net cash provided by operating activities associated with discontinued operations for the year ended December 31, 2013 was approximately $13.3 million and was substantially comprised of changes in deferred income taxes. Cash flows from investing and financing activities for the year ended December 31, 2013 were not material to total cash flows.

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(In thousands)
Floor Plan Facilities	$1,518,833	$-	$-	$-	$-	$-	$1,518,833
Long-Term Debt (1)	33,681	38,550	51,404	19,222	46,589	639,582	829,028
Letters of Credit	4,203	-	-	-	-	-	4,203
Estimated Interest Payments on Floor Plan
Facilities (2)	4,133	-	-	-	-	-	4,133
Estimated Interest Payments on Long-Term
Debt (3)	48,204	46,983	43,653	39,535	35,953	85,305	299,633
Operating Leases (Net of Sublease Rentals)	94,119	78,948	68,719	55,404	32,155	97,793	427,138
Construction Contracts	64,775	-	-	-	-	-	64,775
Other Purchase Obligations (4)	14,945	5,725	5,190	740	-	-	26,600
FIN 48 Liability (5)	500	-	-	-	-	5,343	5,843
Total	$1,783,393	$170,206	$168,966	$114,901	$114,697	$828,023	$3,180,186

(1)	Long-term debt amounts consist only of principal obligations.
(2)

Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2015 floor plan facilities balance, the weighted average interest rate for the fourth quarter ended December 31, 2015 of 1.63% and the assumption that floor plan balances at December 31, 2015 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

(3)	Estimated interest payments include payments related to interest rate swaps.
(4)	Other purchase obligations include contracts for real estate purchases, office supplies, utilities and various other items or other services.
(5)

Amount represents recorded liability, including interest and penalties, related to “Accounting for Uncertain Income Tax Positions” in the ASC.  See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 7, “Income Taxes,” to the accompanying Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2014 Credit Facilities, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

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

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. As of December 31, 2015, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $62.3 million. Future sublease payments expected to be received related to these lease payments were approximately $52.2 million at December 31, 2015.

In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $5.3 million at December 31, 2015. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2015. We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $2.8 million at December 31, 2015. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sub-lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying Consolidated Financial Statements for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1.2 billion at December 31, 2015 and approximately $1.1 billion at December 31, 2014. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $10.3 million in the year ended December 31, 2015 and approximately $9.1 million in the year ended December 31, 2014. Of the total change in interest expense, approximately $9.2 million and $8.4 million in the years ended December 31, 2015 and 2014, respectively, would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2015 and 2014, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the year ended December 31, 2015 due to the leases containing LIBOR floors which were above the LIBOR rate during the year ended December 31, 2015.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at December 31, 2015 was a net liability of approximately $10.0 million, with $5.1 million included in other accrued liabilities and $4.9 million recorded to other long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2014 was a liability of approximately $11.1 million, with $8.2 million included in other accrued liabilities and $3.5 million included in other long-term liabilities, offset partially by an asset of approximately $0.6 million included in other assets in the accompanying Consolidated Balance Sheets. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.5		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.0		4.655%	one-month LIBOR	December 10, 2017
$7.0	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.2	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$200.0		0.788%	one-month LIBOR	July 1, 2016
$50.0	(3)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(4)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(3)	2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0	(3)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(5)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(6)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(6)	2.313%	one-month LIBOR	July 1, 2019

(1)	The one-month LIBOR rate was approximately 0.428% at December 31, 2015.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2016.
(4)	The effective date of this forward-starting swap is July 3, 2017.
(5)	The effective date of this forward-starting swap is July 1, 2017.
(6)	The effective date of these forward-starting swaps is July 2, 2018.

During the year ended December 31, 2015, we entered into four forward-starting interest rate cash flow swap agreements. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate swaps are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total	Liability Fair Value
	(In thousands)
Long-term debt:
Fixed rate maturities	$10,181	$17,817	$33,015	$7,137	$12,019	$593,695	$673,864
Fixed rate outstanding (1)	$673,864	$663,683	$645,866	$612,851	$605,714	$593,695		$674,449
Average rate on fixed
outstanding debt (1)	5.59%	5.60%	5.62%	5.67%	5.80%	5.70%
Variable rate maturities	$23,500	$20,733	$18,389	$12,085	$34,570	$45,887	$155,164
Variable rate outstanding (1)	$155,164	$131,664	$110,931	$92,542	$80,457	$45,887		$154,177
Average rate on variable
outstanding debt (1)	2.48%	2.46%	2.56%	2.60%	2.61%	2.67%
Cash flow interest rate swaps:
Variable to fixed maturities	$201,500	$515,523	$381,646	$250,000	$-	$-	$1,348,669
Variable to fixed outstanding (1)	$522,169	$381,646	$250,000	$-	$-	$-		$10,007
Average rate on outstanding
swaps (1)	1.87%	1.94%	2.31%	N/A	N/A	N/A
(1)	Based on amounts outstanding at December 31 of each respective period.

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

See “Consolidated Financial Statements and Notes” beginning on page F-1 herein.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Our CEO and CFO have each concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in Part II, ‘‘Item 8: Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting. There has been no change in Sonic’s internal control over financial reporting during the fourth quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect Sonic’s internal control over financial reporting.

Item 9B: Other Information.

None.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” The other information required by this item is furnished by incorporation by reference to the information under the captions “Election of Directors,” “Corporate Governance and Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Corporate Governance and Other Information – Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 13: Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is furnished by incorporation by reference to the information under the captions “Corporate Governance and Board of Directors – Policies and Procedures for Review, Approval or Ratification of Transactions with Affiliates,” “Corporate Governance and Board of Directors – Transactions with Affiliates” and “Corporate Governance and Board of Directors - Director Independence” in the Proxy Statement.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART IV

Item 15: Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(1)

Financial Statements: Consolidated Balance Sheets as of December 31, 2015 and 2014. Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2014 and 2015. Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

(2)	Financial Statement Schedules: No financial statement schedules are required to be filed (no respective financial statement captions) as part of this Annual Report on Form 10-K.
(3)

Exhibits: Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits are hereby incorporated by reference to other documents on file with the SEC with which they are physically filed, to be a part hereof as of their respective dates.

EXHIBIT NO.	DESCRIPTION
3.1

Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed August 8, 1997 (File No. 333-33295)).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc.  (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-13395)).

3.3

Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-13395)).

3.4	Amended and Restated Bylaws of Sonic Automotive, Inc., as of February 9, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 13, 2006 (File No. 001-13395)).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed October 17, 1997 (File No. 333-33295)).

4.2

Registration Rights Agreement, dated as of July 2, 2012, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 9, 2012 (File No. 001-13395)).

4.3

Indenture, dated as of July 2, 2012, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 9, 2012 (File No. 001-13395)).

4.4	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 9, 2012 (File No. 001-13395)).

4.5

Registration Rights Agreement, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 13, 2013 (File No. 001-13395)).

4.6

Indenture, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 13, 2013 (File No. 001-13395)).

4.7	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 13, 2013 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.1

Third Amended and Restated Credit Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.2

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.3

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.4

Third Amended and Restated Securities Pledge Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.5

Third Amended and Restated Escrow and Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.6

Third Amended and Restated Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.7

Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated July 23, 2014, among Sonic Automotive, Inc.; the subsidiaries of Sonic named therein; each lender a party thereto; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A. as Revolving Administrative Agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.8

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic named therein, as borrowers, in favor of each of the lenders to the Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.9

Second Amended and Restated Company Guaranty Agreement, dated July 23, 2014, by Sonic Automotive, Inc. to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.10

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.11

Standard Form of Lease executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.12

Standard Form of Lease Guaranty executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.13

Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.14

Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.15

Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.16

Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.17

Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.18

Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13395)). (1)

10.19

Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed June 2, 2009 (File No. 333-159674)). (1)

10.20

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13395)). (1)

10.21

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13395)). (1)

10.22

Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of October 16, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 4, 2014 (File No. 001-13395)). (1)

10.23

Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.24

First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.25

Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-13395)). (1)

10.26

Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.27

Sonic Automotive, Inc. 2012 Stock Incentive Plan, Amended and Restated as of February 11, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 3, 2015 (File No. 001-13395)). (1)

10.28

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.29

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.30

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.31

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.32

Performance-Based Restricted Stock Unit Agreement for Retention Grant, dated May 6, 2015, between Sonic Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

10.33

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.34

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.35

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.36

Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed April 19, 2012 (File No. 333-180815)). (1)

10.37	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 15, 2014 (File No. 001-13395)). (1)

10.38

Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.39	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

18.1

Preferability Letter of Independent Registered Public Accounting Firm dated November 8, 2013 (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-13395)).

21.1*	Subsidiaries of Sonic Automotive, Inc.

23.1*	Consent of KPMG LLP.
23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ HEATH R. BYRD
Mr. Heath R. Byrd
Executive Vice President and Chief Financial Officer
Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH	Executive Chairman and Director	February 26, 2016
O. Bruton Smith

/s/ B. SCOTT SMITH	President, Chief Executive Officer (principal	February 26, 2016
B. Scott Smith	executive officer) and Director

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 26, 2016
Heath R. Byrd	(principal financial officer and principal accounting officer)

/s/ DAVID BRUTON SMITH	Vice Chairman and Director	February 26, 2016
David Bruton Smith

/s/ WILLIAM I. BELK	Director	February 26, 2016
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 26, 2016
William R. Brooks

/s/ VICTOR H. DOOLAN	Director	February 26, 2016
Victor H. Doolan

/s/ JOHN W. HARRIS III	Director	February 26, 2016
John W. Harris III

/s/ H. ROBERT HELLER	Director	February 26, 2016
H. Robert Heller

/s/ R. EUGENE TAYLOR	Director	February 26, 2016
R. Eugene Taylor

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed August 8, 1997 (File No. 333-33295)).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc.  (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-13395)).

3.3

Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-13395)).

3.4	Amended and Restated Bylaws of Sonic Automotive, Inc., as of February 9, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 13, 2006 (File No. 001-13395)).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed October 17, 1997 (File No. 333-33295)).

4.2

Registration Rights Agreement, dated as of July 2, 2012, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 9, 2012 (File No. 001-13395)).

4.3

Indenture, dated as of July 2, 2012, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 9, 2012 (File No. 001-13395)).

4.4	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 9, 2012 (File No. 001-13395)).

4.5

Registration Rights Agreement, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 13, 2013 (File No. 001-13395)).

4.6

Indenture, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 13, 2013 (File No. 001-13395)).

4.7	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 13, 2013 (File No. 001-13395)).

10.1

Third Amended and Restated Credit Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.2

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.3

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.4

Third Amended and Restated Securities Pledge Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.5

Third Amended and Restated Escrow and Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.6

Third Amended and Restated Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.7

Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated July 23, 2014, among Sonic Automotive, Inc.; the subsidiaries of Sonic named therein; each lender a party thereto; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A. as Revolving Administrative Agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.8

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic named therein, as borrowers, in favor of each of the lenders to the Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.9

Second Amended and Restated Company Guaranty Agreement, dated July 23, 2014, by Sonic Automotive, Inc. to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.10

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.11

Standard Form of Lease executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.12

Standard Form of Lease Guaranty executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.13

Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.14

Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.15

Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as Guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.16

Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.17

Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.18

Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.19

Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed June 2, 2009 (File No. 333-159674)). (1)

10.20

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13395)). (1)

10.21

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13395)). (1)

10.22

Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of October 16, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 4, 2014 (File No. 001-13395)). (1)

10.23

Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.24

First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.25

Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-13395)). (1)

10.26

Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.27

Sonic Automotive, Inc. 2012 Stock Incentive Plan, Amended and Restated as of February 11, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 3, 2015 (File No. 001-13395)). (1)

10.28

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.29

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.30

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.31

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.32

Performance-Based Restricted Stock Unit Agreement for Retention Grant, dated May 6, 2015, between Sonic Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

10.33

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.34

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION
10.35

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.36

Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed April 19, 2012 (File No. 333-180815)). (1)

10.37	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 15, 2014 (File No. 001-13395)). (1)

10.38

Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.39	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

18.1

Preferability Letter of Independent Registered Public Accounting Firm dated November 8, 2013 (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-13395)).

21.1*	Subsidiaries of Sonic Automotive, Inc.

23.1*	Consent of KPMG LLP.
23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Automotive, Inc.:

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Automotive, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Automotive, Inc.:

We have audited Sonic Automotive, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Automotive, Inc. and subsidiaries

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Sonic Automotive, Inc. and subsidiaries for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sonic Automotive, Inc. and subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 3, 2014

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,625	$4,182
Receivables, net	378,520	371,994
Inventories	1,599,581	1,311,702
Other current assets	101,386	81,081
Total current assets	2,083,112	1,768,959
Property and Equipment, net	886,902	799,319
Goodwill	471,493	475,929
Other Intangible Assets, net	80,876	83,720
Other Assets	39,998	40,326
Total Assets	$3,562,381	$3,168,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$893,466	$711,618
Notes payable - floor plan - non-trade	625,367	551,118
Trade accounts payable	131,204	132,405
Accrued interest	12,640	12,409
Other accrued liabilities	218,507	208,654
Current maturities of long-term debt	33,437	30,802
Total current liabilities	1,914,621	1,647,006
Long-Term Debt	781,145	727,728
Other Long-Term Liabilities	64,245	69,200
Deferred Income Taxes	73,322	57,601
Commitments and Contingencies
Stockholders' Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 62,586,381 shares issued and 37,910,938 shares outstanding at December 31, 2015; 62,046,966 shares issued and 38,890,533 shares outstanding at December 31, 2014	626	620
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2015 and December 31, 2014	121	121
Paid-in capital	713,118	697,760
Retained earnings	457,010	376,353
Accumulated other comprehensive income (loss)	(5,632)	(6,424)
Treasury stock, at cost; 24,675,443 Class A common stock shares held at December 31, 2015 and 23,156,433 Class A common stock shares held at December 31, 2014	(436,195)	(401,712)
Total Stockholders' Equity	729,048	666,718
Total Liabilities and Stockholders' Equity	$3,562,381	$3,168,253

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
	(Dollars and shares in thousands,
	except per share amounts)
Revenues:
New vehicles	$5,265,401	$5,124,029	$4,989,185
Used vehicles	2,512,024	2,310,247	2,176,034
Wholesale vehicles	155,339	166,158	175,328
Total vehicles	7,932,764	7,600,434	7,340,547
Parts, service and collision repair	1,364,947	1,296,570	1,230,178
Finance, insurance and other, net	326,588	300,095	272,443
Total revenues	9,624,299	9,197,099	8,843,168
Cost of Sales:
New vehicles	(4,997,472)	(4,835,403)	(4,699,582)
Used vehicles	(2,349,982)	(2,153,001)	(2,025,634)
Wholesale vehicles	(162,707)	(169,774)	(183,259)
Total vehicles	(7,510,161)	(7,158,178)	(6,908,475)
Parts, service and collision repair	(699,526)	(673,021)	(633,086)
Total cost of sales	(8,209,687)	(7,831,199)	(7,541,561)
Gross profit	1,414,612	1,365,900	1,301,607
Selling, general and administrative expenses	(1,110,565)	(1,067,433)	(1,003,125)
Impairment charges	(17,955)	(6,594)	(9,872)
Depreciation and amortization	(68,799)	(58,260)	(54,007)
Operating income (loss)	217,293	233,613	234,603
Other income (expense):
Interest expense, floor plan	(21,326)	(18,793)	(21,954)
Interest expense, other, net	(50,910)	(53,190)	(55,485)
Other income (expense), net	99	97	(28,143)
Total other income (expense)	(72,137)	(71,886)	(105,582)
Income (loss) from continuing operations before taxes	145,156	161,727	129,021
Provision for income taxes for continuing operations - benefit (expense)	(57,065)	(63,168)	(44,343)
Income (loss) from continuing operations	88,091	98,559	84,678
Discontinued operations:
Income (loss) from discontinued operations before taxes	(2,883)	(2,164)	(4,017)
Provision for income taxes for discontinued operations - benefit (expense)	1,103	822	957
Income (loss) from discontinued operations	(1,780)	(1,342)	(3,060)
Net income (loss)	$86,311	$97,217	$81,618

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.74	$1.89	$1.60
Earnings (loss) per share from discontinued operations	(0.03)	(0.03)	(0.06)
Earnings (loss) per common share	$1.71	$1.86	$1.54
Weighted average common shares outstanding	50,489	52,065	52,556

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.73	$1.87	$1.59
Earnings (loss) per share from discontinued operations	(0.03)	(0.03)	(0.06)
Earnings (loss) per common share	$1.70	$1.84	$1.53
Weighted average common shares outstanding	50,883	52,563	52,941

Dividends declared per common share	$0.11	$0.10	$0.10

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income (loss)	$86,311	$97,217	$81,618
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	540	4,655	17,143
Pension actuarial income (loss)	737	(1,174)	1,212
Total other comprehensive income (loss) before taxes	1,277	3,481	18,355
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(485)	(1,323)	(6,974)
Other comprehensive income (loss)	792	2,158	11,381
Comprehensive income (loss)	$87,103	$99,375	$92,999

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2014 and 2015

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars and shares in thousands)
Balance at December 31, 2012	61,352	$614	(20,142)	$(331,599)	12,029	$121	$669,324	$208,048	$(19,963)	$526,545
Shares awarded under stock compensation plans	209	2	-	-	-	-	2,169	-	-	2,171
Purchases of treasury stock	-	-	(758)	(17,067)	-	-	-	-	-	(17,067)
Income tax benefit associated with stock compensation plans	-	-	-	-	-	-	856	-	-	856
Change in fair value of interest rate swap agreements, net of tax expense of $6,514	-	-	-	-	-	-	-	-	10,629	10,629
Pension actuarial income, net of tax expense of $460	-	-	-	-	-	-	-	-	752	752
Restricted stock amortization	-	-	-	-	-	-	7,208	-	-	7,208
Other (1)	23	-	-	-	-	-	6,225	-	-	6,225
Net income (loss)	-	-	-	-	-	-	-	81,618	-	81,618
Dividends declared ($0.10 per share)	-	-	-	-	-	-	-	(5,298)	-	(5,298)
Balance at December 31, 2013	61,584	$616	(20,900)	$(348,666)	12,029	$121	$685,782	$284,368	$(8,582)	$613,639
Shares awarded under stock compensation plans	440	4	-	-	-	-	3,270	-	-	3,274
Purchases of treasury stock	-	-	(2,256)	(53,046)	-	-	-	-	-	(53,046)
Income tax benefit associated with stock compensation plans	-	-	-	-	-	-	1,033	-	-	1,033
Change in fair value of interest rate swap agreements, net of tax expense of $1,769	-	-	-	-	-	-	-	-	2,886	2,886
Pension actuarial loss, net of tax benefit of $446	-	-	-	-	-	-	-	-	(728)	(728)
Restricted stock amortization	-	-	-	-	-	-	7,675	-	-	7,675
Other	23	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	97,217	-	97,217
Dividends declared ($0.10 per share)	-	-	-	-	-	-	-	(5,232)	-	(5,232)
Balance at December 31, 2014	62,047	$620	(23,156)	$(401,712)	12,029	$121	$697,760	$376,353	$(6,424)	$666,718
Shares awarded under stock compensation plans	518	6	-	-	-	-	3,656	-	-	3,662
Purchases of treasury stock	-	-	(1,519)	(34,483)	-	-	-	-	-	(34,483)
Income tax benefit associated with stock compensation plans	-	-	-	-	-	-	1,888	-	-	1,888
Change in fair value of interest rate swap agreements, net of tax expense of $205	-	-	-	-	-	-	-	-	335	335
Pension actuarial income, net of tax expense of $280	-	-	-	-	-	-	-	-	457	457
Restricted stock amortization	-	-	-	-	-	-	9,814	-	-	9,814
Other	21	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	86,311	-	86,311
Dividends declared ($0.11 per share)	-	-	-	-	-	-	-	(5,654)	-	(5,654)
Balance at December 31, 2015	62,586	$626	(24,675)	$(436,195)	12,029	$121	$713,118	$457,010	$(5,632)	$729,048
(1)

Paid-in capital amount represents a tax benefit related to the 5.0% Convertible Senior Notes due 2029 (the “5.0% Convertible Notes”), which were extinguished during the third quarter ended September 30, 2012.

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$86,311	$97,217	$81,618
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	68,793	58,254	54,047
Provision for bad debt expense	1,909	516	249
Other amortization	649	1,165	1,561
Debt issuance cost amortization	2,489	2,135	2,787
Debt discount amortization, net of premium amortization	199	67	(111)
Stock - based compensation expense	9,814	7,675	7,208
Deferred income taxes	15,996	28,470	21,924
Equity interest in earnings of investee	(488)	(283)	(406)
Asset impairment charges	17,955	6,594	9,872
Loss (gain) on disposal of dealerships and property and equipment	(3,089)	(13,323)	267
Loss (gain) on exit of leased dealerships	1,848	302	2,915
(Gain) loss on retirement of debt	-	-	28,238
Changes in assets and liabilities that relate to operations:
Receivables	(9,048)	(2,436)	(9,092)
Inventories	(291,100)	(56,203)	(78,646)
Other assets	(19,785)	(278)	(9,834)
Notes payable - floor plan - trade	181,848	30,588	25,835
Trade accounts payable and other liabilities	5,190	190	(11,984)
Total adjustments	(16,820)	63,433	44,830
Net cash provided by (used in) operating activities	69,491	160,650	126,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	-	(50,867)	(88,184)
Purchases of land, property and equipment	(173,249)	(146,432)	(157,617)
Proceeds from sales of property and equipment	1,397	14,122	769
Proceeds from sales of dealerships	7,978	74,823	-
Distributions from equity investee	225	400	500
Net cash provided by (used in) investing activities	(163,649)	(107,954)	(244,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	74,249	(19,543)	46,638
Borrowings on revolving credit facilities	402,093	179,791	231,698
Repayments on revolving credit facilities	(397,890)	(179,791)	(237,874)
Proceeds from issuance of long-term debt	69,075	44,454	353,693
Debt issuance costs	(491)	(2,959)	(5,394)
Principal payments on long-term debt	(19,424)	(19,482)	(19,426)
Repurchase of debt securities	-	-	(233,573)
Purchases of treasury stock	(34,483)	(53,046)	(17,067)
Income tax benefit (expense) associated with stock compensation plans	1,888	1,033	856
Issuance of shares under stock compensation plans	3,662	3,274	2,171
Dividends paid	(5,078)	(5,261)	(3,993)
Net cash provided by (used in) financing activities	93,601	(51,530)	117,729
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(557)	1,166	(355)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,182	3,016	3,371
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,625	$4,182	$3,016

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow interest rate swap agreements (net of tax benefit of $205 and
expense of $1,769 and $6,514 in the years ended December 31, 2015, 2014 and 2013, respectively)	$335	$2,886	$10,629
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$71,328	$71,776	$81,626
Income taxes	$38,474	$50,525	$30,158

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2015, Sonic operated 114 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, Sonic groups certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2015, Sonic operated 96 franchised dealership stores and three EchoPark® stores. Sonic’s franchised dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products for its customers. EchoPark® provides the same services (excluding new vehicle sales) in unique stand-alone specialty retail locations.

Principles of Consolidation - All of Sonic’s dealership and non-dealership subsidiaries are wholly-owned and consolidated in the accompanying Consolidated Financial Statements except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements - In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. The ASU also requires that the amortization of debt issuance costs be reported as interest expense. For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and Sonic elected to adopt and apply the guidance beginning with this Annual Report on Form 10-K for the year ended December 31, 2015. The adoption of this ASU was applied retrospectively and impacts the presentation of other assets and long-term debt amounts in the accompanying Consolidated Balance Sheets, Note 6, “Long-Term Debt,” Note 14, “Segment Information,” and certain other disclosures.

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

In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred income taxes. The amendments in this ASU require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity must be netted and presented as a single amount is not affected by this ASU. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (early adoption is permitted). Sonic expects this ASU to have a significant impact on the classification of deferred income tax assets and liabilities in its consolidated financial position.

Reclassifications – Prior to Sonic’s adoption of ASU 2014-08 beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014, individual dealership franchises sold, terminated or classified as held for sale were reported as discontinued operations. The results of operations of these dealership franchises for the years ended December 31, 2015, 2014 and 2013 are reported as discontinued operations for all periods presented. Dealership franchises sold during the year ended December 31, 2014 have not been reclassified to discontinued operations since they were disposed of after March 31, 2014 and they did not meet the criteria in ASU 2014-08. If, in future periods, Sonic determines that a dealership franchise should be reclassified from continuing operations to discontinued operations, previously reported Consolidated Statements of Income will be reclassified in order to reflect the most recent classification.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for tax contingencies, legal matters, reserves for future commission revenue to be returned to the third-party provider for early termination of customer contracts (“chargebacks”), results reported as continuing and discontinued operations, insurance reserves, lease exit accruals and certain accrued expenses.

Cash and Cash Equivalents - Sonic classifies cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents. In the event that Sonic is in a book overdraft cash position as of a reporting date, the book overdraft position is reclassified from cash and cash equivalents to trade accounts payable in the accompanying Consolidated Balance Sheets and is reflected as activity in trade accounts payable and other liabilities in the accompanying Consolidated Statements of Cash Flows. Sonic was in a book overdraft position in an amount of approximately $38.5 million and $37.1 million as of December 31, 2015 and 2014, respectively.

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

Sonic also receives commissions from the sale of non-recourse third-party extended service contracts to customers. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third-party extended service contracts is recorded net of estimated chargebacks at the time of sale.

As of December 31, 2015 and 2014, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were $17.0 million and $15.4 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

Floor Plan Assistance - Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales for continuing operations were $42.1 million, $39.7 million and $37.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contracts in Transit - Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables, net on the accompanying Consolidated Balance Sheets and totaled $196.3 million at December 31, 2015 and $194.0 million at December 31, 2014.

Accounts Receivable - In addition to contracts in transit, Sonic’s accounts receivable primarily consist of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic evaluates receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable was not significant at December 31, 2015 and 2014.

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

Sonic assesses the valuation of all its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles, service loaners and parts inventory, Sonic considers recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within Sonic’s network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within Sonic’s network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves were not significant at December 31, 2015 and 2014.

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

Derivative Instruments and Hedging Activities - Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2015, Sonic utilized interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

Goodwill - Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets. In accordance with “Intangibles – Goodwill and Other” in the Accounting Standards Codification (the “ASC”), goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. For its annual impairment assessment as of October 1, 2015, Sonic elected to perform a quantitative step-one assessment. For purposes of goodwill impairment testing, Sonic has two reporting units, which consist of its traditional franchised dealerships and EchoPark®. The carrying value of Sonic’s goodwill (all of which is associated with its franchised dealerships reporting unit) totaled approximately $471.5 million at December 31, 2015.

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

Sonic utilized the Market Price (“MP”) method to estimate its enterprise value. The significant inputs in Sonic’s MP method include debt value, stock price and control premium. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require Sonic to conduct the second step of the impairment test described above.

Based on the results of Sonic’s step-one test as of October 1, 2015, its Franchised Dealerships’ fair value exceeds its carrying value. As a result, Sonic was not required to complete step two of the impairment evaluation according to “Intangibles – Goodwill and Other” in the ASC. See Note 5, “Intangible Assets and Goodwill,” for further discussion of goodwill.

Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. Sonic classifies franchise and dealer agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired after July 1, 2001 have been included in other intangible assets, net on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. In accordance with “Intangibles – Goodwill and Other” in the ASC, Sonic evaluates other intangible assets for impairment annually (as of October 1) or more frequently if indicators of impairment exist.

Sonic utilized a discounted cash flow (“DCF”) model to estimate the fair value of the franchise asset for each of its franchises with recorded franchise assets. The significant assumptions in Sonic’s DCF model include projected revenue, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. In projecting the franchises’ revenue and growth rates, Sonic develops many assumptions which may include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Sonic’s expectation of revenue growth is in part driven by its estimates of new vehicle industry sales volume in future periods. Sonic believes the historic and projected industry sales volume is a good indicator of growth or contraction in the retail automotive industry.

Based on the October 1, 2015 impairment test, Sonic determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all but two of its franchises, resulting in a franchise asset impairment charge of $0.9 million during the year ended December 31, 2015, recorded in impairment charges in the accompanying Consolidated Statements of Income. In addition, Sonic impaired $2.4 million of franchise assets in the year ended December 31, 2015 related to the disposition of a franchise that was acquired in 2014 and disposed of in 2015. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.

In evaluating its definite life favorable lease assets for impairment, Sonic considered whether the leased asset was being utilized by the dealership and if the dealership operating activities could recover the value of the recorded favorable lease asset. Sonic evaluated its favorable lease assets for impairment as of October 1, 2015 and determined that no impairment was required.

Insurance Reserves - Sonic has various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2015 and 2014, Sonic had $24.9 million and $23.9 million, respectively, reserved for such programs.

Lease Exit Accruals - The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise where the leased properties are no longer utilized in operations, Sonic records accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the manufacturer or Sonic and no other operations continue on the leased property. See Note 12, “Commitments and Contingencies,” for further discussion.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the accompanying Consolidated Financial Statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts. As a matter of course, the Company is regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Sonic’s management believes that the Company’s tax positions comply, in all material respects, with applicable tax law and that the Company has adequately provided for any reasonably foreseeable outcome related to these matters.

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

Concentrations of Credit and Business Risk - Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers, totaling approximately $90.3 million and $90.1 million at December 31, 2015 and 2014, respectively, and financial institutions (which includes manufacturer-affiliated finance companies and contracts in transit), totaling approximately $221.6 million and $215.4 million at December 31, 2015 and 2014, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

Sonic participates in a program with two of its manufacturer-affiliated finance companies wherein Sonic maintains a deposit balance with the lender that earns floor plan interest rebates based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it Sonic’s intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although Sonic has the right and ability to do so. The deposit balance of $74.0 million and $57.5 million as of December 31, 2015 and 2014, respectively, is classified in other current assets in the accompanying Consolidated Balance Sheets, because there are restrictions on Sonic’s availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction in interest expense, floor plan in the accompanying Consolidated Statements of Income. In the years ended December 31, 2015, 2014 and 2013, the reduction in interest expense, floor plan was approximately $1.5 million, $2.1 million and $1.0 million, respectively.

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

Financial Instruments and Market Risks - As of December 31, 2015 and 2014, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt.

Sonic has variable rate notes payable - floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The counterparties to Sonic’s swap transactions consist of large financial

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

institutions. Sonic could be exposed to loss in the event of non-performance by any of these counterparties. See further discussion in Note 6, “Long-Term Debt.”

Advertising - Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense for continuing operations amounted to approximately $61.6 million, $57.4 million and $56.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is classified as selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. These agreements require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $24.2 million, $23.4 million and $21.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Segment Information - Sonic has determined it has two reporting segments, Franchised Dealerships and EchoPark®, for purposes of reporting financial condition and results of operations. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicle and buy and sell used vehicles, replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

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

Sonic did not acquire any dealership franchises during the year ended December 31, 2015. Sonic acquired two luxury franchises, one mid-line import franchise, and one domestic franchise during the year ended December 31, 2014, for an aggregate purchase price of approximately $50.9 million in cash, net of cash acquired, including the underlying assets and real estate. These cash outflows were funded by cash from operations and borrowings under Sonic’s floor plan facilities and mortgage notes payable.

Dispositions

As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the FASB issued ASU 2014-08 which amended the definition of and reporting requirements for discontinued operations. Sonic elected to adopt and apply this guidance beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014. The results of operations for those dealerships that were classified as discontinued operations as of March 31, 2014 are included in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income and will continue to be reported within discontinued operations in the future. There were no unsold dealerships classified in discontinued operations at March 31, 2014. Beginning with disposals occurring during the second quarter ended June 30, 2014, only the operating results of disposals that represent a strategic shift that has (or will have) a major impact on Sonic’s results of operations and financial position will be included in the income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.

Sonic disposed of four dealership franchises during the year ended December 31, 2015 and nine dealership franchises during the year ended December 31, 2014. Sonic did not dispose of any dealerships during the year ended December 31, 2013. The dispositions during the years ended December 31, 2015 and 2014 generated cash of approximately $ 8.0 million and $74.8 million, respectively. In conjunction with dealership dispositions, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results associated with dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income (loss) from operations	$(1,421)	$(2,515)	$(978)
Gain (loss) on disposal	-	199	(457)
Lease exit accrual adjustments and charges	(1,462)	152	(2,582)
Pre-tax income (loss)	$(2,883)	$(2,164)	$(4,017)
Total revenues	$-	$-	$-

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income (loss) from operations	$(4,958)	$(2,475)	$(747)
Gain (loss) on disposal	2,748	11,079	-
Property and equipment impairment charges	(10,096)	(125)	(5,855)
Pre-tax income (loss)	$(12,306)	$8,479	$(6,602)
Total revenues	$95,168	$311,978	$421,639

In the ordinary course of business, Sonic evaluates its dealership franchises for possible disposition based on various strategic and performance criteria. The disposals during the year ended December 31, 2015 represent dealerships identified based on their unprofitable operations and other operational considerations. As of December 31, 2015, Sonic did not have any franchises classified as held for sale; however, in the future, Sonic may sell other franchises that are not currently held for sale.

3. Inventories and Related Notes Payable - Floor Plan

Inventories consist of the following:

	December 31, 2015	December 31, 2014
	(In thousands)
New vehicles	$1,161,490	$924,818
Used vehicles	251,103	214,015
Service loaners	121,946	112,520
Parts, accessories and other	65,042	60,349
Net inventories	$1,599,581	$1,311,702

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used vehicle floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities, for continuing operations and discontinued operations, was 1.61%, 1.57% and 1.86% for the years ended December 31, 2015, 2014 and 2013, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2015, 2014 and 2013, for continuing operations and discontinued operations, Sonic recognized a reduction in cost of sales of approximately $42.1 million, $39.7 million and $37.9 million, respectively, related to manufacturer floor plan assistance.

The weighted average interest rate for Sonic’s used vehicle floor plan facilities, for continuing operations and discontinued operations, was 1.72%, 1.80% and 2.78% for the years ended December 31, 2015, 2014 and 2013, respectively.

The new and used vehicle floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise and dealer agreements, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all of these restrictive covenants as of December 31, 2015.

4. Property and Equipment

Property and equipment consists of the following:

	December 31, 2015	December 31, 2014
	(In thousands)
Land	$260,275	$224,124
Building and improvements	679,712	582,261
Office equipment and fixtures	183,896	151,165
Parts and service equipment	79,219	68,248
Company vehicles	8,478	8,958
Construction in progress	55,010	81,180
Total, at cost	1,266,590	1,115,936
Less accumulated depreciation	(379,688)	(316,617)
Property and equipment, net	$886,902	$799,319

Interest capitalized in conjunction with construction projects and software development was approximately $1.9 million, $1.9 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, commitments for facility construction projects totaled approximately $64.8 million.

During the years ended December 31, 2015, 2014 and 2013, property and equipment impairment charges were recorded in continuing operations as noted in the following table:

Year Ended December 31,	(In thousands)
2015	$12,210
2014	$4,394
2013	$9,272

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Goodwill

The changes in the carrying amount of franchise assets and goodwill for the years ended December 31, 2015 and 2014 were as follows:

	Franchise Assets	Net Goodwill
	(In thousands)
Balance, December 31, 2013	$79,535	$476,315	(1)
Additions through current year acquisitions	7,500	10,176
Prior year acquisition allocations	-	(3)
Reductions from dispositions	(7,735)	(10,559)
Reductions from impairment	(2,200)	-
Balance at December 31, 2014	$77,100	$475,929	(1)
Prior year acquisition allocations	1,100	(870)
Reductions from dispositions	-	(1,121)
Reductions from impairment	(3,300)	(2,445)
Balance at December 31, 2015	$74,900	$471,493	(1)

(1) Net of accumulated impairment losses of $796,725.

Goodwill

Pursuant to applicable accounting pronouncements, Sonic tests goodwill for impairment annually (as of October 1) or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If Sonic determines that the amount of its goodwill is impaired at any point in time, Sonic is required to reduce goodwill on its balance sheet. See the discussion under the heading “Goodwill” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for discussion of Sonic’s annual goodwill impairment evaluation. Sonic impaired approximately $2.4 million of goodwill in the year ended December 31, 2015 related to the disposition of a franchise that was acquired in 2014 and disposed of in 2015.

Other Intangible Assets

Other intangible assets consist of franchise assets and definite life intangible assets, and are presented net of accumulated amortization on the accompanying Consolidated Balance Sheets. Pursuant to applicable accounting pronouncements, Sonic evaluates its franchise assets and definite life intangible assets for impairment annually (as of October 1) or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Franchise asset impairment charges of $0.9 million, $2.2 million and $0.6 million were recorded in continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively, based on the impairment evaluations performed as of October 1, 2015, 2014 and 2013, respectively. In addition, Sonic impaired $2.4 million of franchise assets in the year ended December 31, 2015 related to the disposition of a dealership that was acquired in 2014 and disposed of in 2015. There were no definite life intangible asset impairment charges in the years ended December 31, 2015, 2014 and 2013.

Definite life intangible assets consist of the following:

	December 31, 2015	December 31, 2014
	(In thousands)
Favorable lease agreements	$17,318	$17,318
Less accumulated amortization	(11,342)	(10,698)
Definite life intangibles, net	$5,976	$6,620

Amortization expense for definite life intangible assets was approximately $0.6 million, $1.2 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The initial weighted average amortization period for lease agreements and definite life intangible assets outstanding at December 31, 2015 was 17 years. Expiration dates for these lease agreements range between 2020 and 2027.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future amortization expense is as follows:

Year Ending December 31,	(In thousands)
2016	$644
2017	644
2018	644
2019	644
2020	614
Thereafter	2,786
Total	$5,976

6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2015	December 31, 2014
	(In thousands)
2014 Revolving Credit Facility (1)	$4,203	$-
7.0% Senior Subordinated Notes due 2022 (the "7.0% Notes")	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the "5.0% Notes")	300,000	300,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	820	4,367
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	168,410	147,554
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	150,961	118,368
Net debt discount and premium (2)	(1,562)	(1,761)
Debt issuance costs (3)	(12,884)	(14,882)
Other	4,634	4,884
Total debt	$814,582	$758,530
Less current maturities	(33,437)	(30,802)
Long-term debt	$781,145	$727,728
(1)	The interest rate on the 2014 Revolving Credit Facility was 2.25% above LIBOR at December 31, 2015 and 2014.
(2)	December 31, 2015 includes $1.3 million discount associated with the 7.0% Notes and $0.3 million discount associated with mortgage notes payable.

December 31, 2014 includes $1.5 million discount associated with the 7.0% Notes, $0.1 million premium associated with notes payable to a finance company and $0.4 million discount associated with mortgage notes payable.

(3)

Debt issuance costs are presented here as of December 31, 2015 and 2014 as a result of the adoption of ASU 2015-03.  See the heading “Recent Accounting Pronouncements” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for further discussion.

Future maturities of long-term debt are as follows:

	Principal	Net of Discount/ Premium
Year Ending December 31,	(In thousands)
2016	$33,681	$33,437
2017	38,550	38,428
2018	51,404	51,404
2019	19,222	19,222
2020	46,589	46,589
Thereafter	639,582	638,386
Total	$829,028	$827,466

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014 Credit Facilities

On July 23, 2014, Sonic entered into an amended and restated syndicated revolving credit facility (the “2014 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2014 Floor Plan Facilities” and, together with the 2014 Revolving Credit Facility, the “2014 Credit Facilities”), which are scheduled to mature on August 15, 2019.

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “2014 Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2015, the 2014 Revolving Borrowing Base was approximately $208.2 million. As of December 31, 2015, Sonic had approximately $4.2 million of outstanding borrowings and $22.9 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of $181.1 million under the 2014 Revolving Credit Facility.

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

Sonic agreed under the 2014 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2014 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2014 Credit Facilities permit cash dividends on Sonic’s Class A and Class B common stock so long as no event of default (as defined in the 2014 Credit Facilities) has occurred and is continuing and provided that Sonic remains in compliance with all financial covenants under the 2014 Credit Facilities. There are no restrictions on retained earnings or net income.

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

In addition, the indenture provides that holders of the 7.0% Notes may require Sonic to repurchase the 7.0% Notes at a purchase price equal to 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest, if Sonic undergoes a change of control (as defined in the indenture).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B common stock if Sonic complies with the terms of the indenture governing the 7.0% Notes. There are no restrictions on retained earnings or net income. Sonic was in compliance with all restrictive covenants as of December 31, 2015.

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

5.0% Senior Subordinated Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 5.0% Notes to repurchase all of the outstanding 9.0% Senior Subordinated Notes due 2018. Remaining proceeds from the issuance of the 5.0% Notes were used for general corporate purposes. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. Sonic may redeem the 5.0% Notes in whole or in part at any time on or after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

In addition, on or before May 15, 2016, Sonic may redeem up to 35% of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 105% of the par value of the 5.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. On or before May 15, 2018, Sonic may redeem all or a part of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 100% of the principal amount of the 5.0% Notes redeemed plus an applicable premium (as defined in the indenture) and any accrued and unpaid interest as of the redemption date. The indenture also provides that holders of the 5.0% Notes may require Sonic to repurchase the 5.0% Notes at a purchase price equal to 101% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if Sonic undergoes a change of control (as defined in the indenture).

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B common stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. There are no restrictions on retained earnings or net income. Sonic was in compliance with all restrictive covenants as of December 31, 2015.

Balances outstanding under Sonic’s 5.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The subsidiaries that are not guarantors are considered to be minor.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Notes Payable to a Finance Company

Three notes payable were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2015, one note remained outstanding (due August 2016) with an outstanding principal balance of approximately $0.8 million.

Mortgage Notes

During the year ended December 31, 2015, Sonic obtained approximately $69.1 million in mortgage financing related to eight of its dealership properties. As of December 31, 2015, the weighted average interest rate was 3.74% and the total outstanding principal balance was approximately $319.4 million, related to approximately 37% of Sonic’s operating locations. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2016 and 2033.

Covenants

Sonic agreed under the 2014 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the 2014 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2014 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions.

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of December 31, 2015. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50
December 31, 2015 actual	1.19	1.78	4.08

The 2014 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2015, the ratio was 3.81 to 1.00.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31, 2015 was a net liability of approximately $10.0 million, with $5.1 million included in other accrued liabilities and $4.9 million included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2014 was a net liability of approximately $11.1 million, with $8.2 million included in other accrued liabilities and $3.5 million included in other long-term liabilities, offset partially by an asset of approximately $0.6 million included in other assets in the accompanying Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.5		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.0		4.655%	one-month LIBOR	December 10, 2017
$7.0	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.2	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$200.0		0.788%	one-month LIBOR	July 1, 2016
$50.0	(3)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(4)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(3)	2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0	(3)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(5)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(6)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(6)	2.313%	one-month LIBOR	July 1, 2019

(1)	The one-month LIBOR rate was approximately 0.428% at December 31, 2015.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2016.
(4)	The effective date of this forward-starting swap is July 3, 2017.
(5)	The effective date of this forward-starting swap is July 1, 2017.
(6)	The effective date of these forward-starting swaps is July 2, 2018.

During the second quarter ended June 30, 2015, Sonic entered into four forward-starting interest rate cash flow swap agreements.  These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss) before taxes in the accompanying Consolidated Statements of Comprehensive Income.

For interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net, in the accompanying Consolidated Statements of Income. For the years ended December 31, 2015, 2014 and 2013, these items were a benefit of approximately $0.6 million, $0.5 million and $0.9 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Consolidated Statements of Comprehensive Income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $7.8 million, $10.7 million and $11.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in interest expense, other, net, in the accompanying Consolidated Statements of Income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying Consolidated Statements of Cash Flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $3.2 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

The provision for income taxes for continuing operations - (benefit) expense consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$36,241	$36,874	$33,367
State	6,414	5,771	5,647
Total current	42,655	42,645	39,014
Deferred	14,410	20,523	5,329
Total provision for income taxes for continuing operations - (benefit) expense	$57,065	$63,168	$44,343

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effective state income tax rate	3.26%	3.15%	3.22%
Valuation allowance adjustments	(0.45%)	(0.14%)	0.33%
Uncertain tax positions	(0.14%)	(0.08%)	(1.76%)
Other	1.64%	1.13%	(2.42%)
Effective income tax rate	39.31%	39.06%	34.37%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Accruals and reserves	$33,397	$36,633
State net operating loss carryforwards	10,187	10,307
Fair value of interest rate swaps	3,793	4,203
Interest and state taxes associated with the liability for uncertain income tax positions	1,725	1,842
Other	864	792
Total deferred tax assets	49,966	53,777
Deferred tax liabilities:
Basis difference in inventory	(1,530)	(1,597)
Basis difference in property and equipment	(9,850)	(9,655)
Basis difference in goodwill	(86,504)	(72,696)
Other	(3,249)	(3,861)
Total deferred tax liability	(101,133)	(87,809)
Valuation allowance	(5,880)	(6,534)
Net deferred tax asset (liability)	$(57,047)	$(40,566)

Net short-term deferred tax asset balances were approximately $13.6 million and $13.2 million at December 31, 2015 and 2014, respectively, and are recorded in other current assets on the accompanying Consolidated Balance Sheets. Net long-term deferred tax asset balances were approximately $2.8 million and $3.8 million at December 31, 2015 and 2014, respectively, and are recorded in other assets on the accompanying Consolidated Balance Sheets. Net short-term deferred tax liability balances were approximately $0.1 million and zero at December 31, 2015 and 2014, respectively, and are recorded in other accrued liabilities on the accompanying Consolidated Balance Sheets. Net long-term deferred tax liability balances were approximately $73.3 million and $57.6 million at

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2015 and 2014, respectively, and are recorded in deferred income taxes on the accompanying Consolidated Balance Sheets.

Sonic has approximately $280.6 million in gross state net operating loss carryforwards that will expire between 2017 and 2035. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2015, Sonic had recorded a valuation allowance amount of approximately $5.9 million related to certain state net operating loss carryforward deferred tax assets as Sonic determined that it would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

At January 1, 2015, Sonic had liabilities of approximately $6.9 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2015, was approximately $1.2 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

	2015	2014	2013
	(In thousands)
Unrecognized tax benefit liability, January 1 (1)	$5,740	$6,693	$9,097
Prior period positions:
Increases	175	181	409
Decreases	-	(66)	(233)
Increases from current period positions	184	195	799
Settlements	-	(897)	(1,721)
Lapse of statute of limitations	(1,114)	(170)	(1,164)
Other	(230)	(196)	(494)
Unrecognized tax benefit liability, December 31 (2)	$4,755	$5,740	$6,693
(1)	Excludes accrued interest and penalties of $1.2 million, $1.1 million and $2.4 million at January 1, 2015, 2014 and 2013, respectively.
(2)

Excludes accrued interest and penalties of $1.1 million, $1.2 million and $1.1 million at December 31, 2015, 2014 and 2013, respectively. Amount presented is net of state net operating losses of $0.6 million, $0.8 million and $1.0 million at December 31, 2015, 2014 and 2013, respectively.

Approximately $2.6 million and $2.8 million of the unrecognized tax benefits as of December 31, 2015 and 2014, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2015 recorded liability is approximately $1.1 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2012 through 2015 U.S. federal income tax returns remain open to examination by the Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2006 to 2015.

8. Related Parties

Certain of Sonic’s dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Company (“Oil-Chem”), a subsidiary of Speedway Motorsports, Inc. (“SMI”), for resale to Fixed Operations customers of Sonic’s dealerships in the ordinary course of business. Sonic’s Executive Chairman, Mr. O. Bruton Smith, is also the Executive Chairman of SMI, and Mr. Smith’s son, Mr. Marcus G. Smith, a greater than 10% beneficial owner of Sonic, is the Chief Executive Officer and President of SMI. Total purchases from Oil-Chem by Sonic dealerships were approximately $2.1 million, $2.1 million and $2.0 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Sonic participates in various aircraft-related transactions with Sonic Financial Corporation (“SFC”), an entity jointly controlled by Messrs. O. Bruton Smith, B. Scott Smith, David Bruton Smith and Marcus G. Smith. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by Sonic executives, a management agreement with SFC for storage

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and maintenance of aircraft leased by Sonic from unrelated third parties, and the use of Sonic’s aircraft for business-related travel by certain affiliates of SFC. Sonic incurred net expenses of approximately $0.6 million, $0.5 million and $0.9 million in the years ended December 31, 2015, 2014 and 2013, respectively, in aircraft-related transactions with these related parties.

Sonic incurred net expenses of approximately $0.8 million, $0.6 million and $0.6 million in the years ended December 31, 2015, 2014 and 2013, respectively, related to other transactions with various SMI subsidiaries, consisting primarily of merchandise and apparel purchases.

9. Capital Structure and Per Share Data

Preferred Stock - Sonic has 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2015 and 2014.

Common Stock - Sonic has two classes of common stock. Sonic has authorized 100,000,000 shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic has also authorized 30,000,000 shares of Class B common stock at a par value of $0.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter. The two classes of common stock share equally in dividends and in the event of liquidation.

Share Repurchases – Prior to December 31, 2015, Sonic’s Board of Directors had authorized Sonic to expend up to $495.0 million to repurchase shares of its Class A common stock. As of December 31, 2015, Sonic had repurchased a total of approximately 24.7 million shares of Class A common stock at an average price per share of approximately $17.68 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2015, Sonic had approximately $45.0 million remaining under the Board’s authorization. See Note 15, “Subsequent Events,” for further discussion.

Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans and Class A common stock purchase warrants. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,489	$88,091		$(1,780)		$86,311
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(36)		-		(36)
Basic earnings (loss) and shares	50,489	$88,055	$1.74	$(1,780)	$(0.03)	$86,275	$1.71
Effect of dilutive securities:
Stock compensation plans	394
Diluted earnings (loss) and shares	50,883	$88,055	$1.73	$(1,780)	$(0.03)	$86,275	$1.70

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,065	$98,559		$(1,342)		$97,217
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(311)		-		(311)
Basic earnings (loss) and shares	52,065	$98,248	$1.89	$(1,342)	$(0.03)	$96,906	$1.86
Effect of dilutive securities:
Stock compensation plans	498
Diluted earnings (loss) and shares	52,563	$98,248	$1.87	$(1,342)	$(0.03)	$96,906	$1.84

	Year Ended December 31, 2013
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,556	$84,678		$(3,060)		$81,618
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(601)		-		(601)
Basic earnings (loss) and shares	52,556	$84,077	$1.60	$(3,060)	$(0.06)	$81,017	$1.54
Effect of dilutive securities:
Stock compensation plans	385
Diluted earnings (loss) and shares	52,941	$84,077	$1.59	$(3,060)	$(0.06)	$81,017	$1.53

In addition to the stock options included in the tables above, options to purchase approximately 0.4 million, 0.4 million and 0.8 million shares of Class A common stock were outstanding during the years ended December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

10. Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were approximately $7.7 million, $7.4 million and $7.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Compensation Plans

Sonic currently has three active stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), and the Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (the “2012 Formula Plan”). Effective February 19, 2014, new grants of equity awards under the 2004 Plan were no longer permitted. Stock options outstanding, non-vested restricted stock awards and restricted stock units previously granted under the 2004 Plan were unaffected by this change in plan status. Sonic has one additional terminated plan with outstanding grants as of December 31, 2015: the Sonic Automotive, Inc. 1997 Stock Option Plan. Collectively, these plans are referred to as the “Stock Plans.” During the second quarter of 2012, Sonic’s stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A common stock and 300,000 shares of Class A common stock, respectively.  During the second quarter of 2015, Sonic’s stockholders voted to increase the number of shares of Class A common stock authorized for issuance under the 2012 Plan from 2,000,000 shares to 4,000,000 shares.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Stock Plans were adopted by the Board of Directors in order to attract and retain key personnel. Under the 2012 Plan and the 2004 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, typically vest over a period ranging from six months to three years, are exercisable upon vesting and typically expire ten years from the date of grant. The 2012 Plan and the 2004 Plan also authorized the issuance of restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan and the 2004 Plan typically vest over a period ranging from one to three years, but may be longer in certain cases. The 2012 Formula Plan provides for grants of restricted stock awards to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Individuals holding non-vested restricted stock awards under the 2012 Plan, the 2012 Formula Plan and the 2004 Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units as of December 31, 2015 granted under the 2012 Plan and the 2004 Plan do not have voting or dividend rights. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic has historically bought back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share data, term in years)
Balance at December 31, 2014	1,064	$1.81	-	25.05	$17.62	2.2	$10,444
Exercised	(325)	$1.81	-	23.94	$17.18
Forfeited	(25)	$19.23	-	30.07	$24.83
Balance at December 31, 2015	714	$1.81	-	30.07	$17.56	1.6	$5,605
Exercisable	714	$1.81	-	30.07	$17.56	1.6	$5,605

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per option data)
Intrinsic value of options exercised	$2,511	$1,187	$1,657

Sonic recognizes compensation expense within selling, general and administrative expenses related to the options in the Stock Plans. No stock option compensation expense was recognized during the years ended December 31, 2015, 2014 or 2013 as all previous option grants were completely vested prior to December 31, 2012.

A summary of the status of non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-vested Restricted Stock Awards and Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(Shares in thousands)
Balance at December 31, 2014	889	$21.33
Granted	1,443	$23.74
Forfeited	(133)	$21.48
Vested	(368)	$20.80
Balance at December 31, 2015	1,831	$23.33

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2015, approximately 1.4 million restricted stock units were awarded to Sonic’s executive officers and other key associates under the 2012 Plan. This amount includes 1.0 million restricted stock units awarded to a single executive officer as a long-term incentive, which vests in three tranches over 15 years and is subject to financial performance conditions for the year ending December 31, 2016, continuation of employment and compliance with any restrictive covenants contained in an agreement between Sonic and the executive officer. The remainder of these awards were made in connection with establishing the objective performance criteria for the year ended December 31, 2015 incentive compensation and vest over two to three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the year ended December 31, 2015, continuation of employment and compliance with any restrictive covenants contained in an agreement between Sonic and the respective officer or other key associate. Also in the year ended December 31, 2015, approximately 21,000 non-vested restricted stock awards were granted to Sonic’s Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling, general and administrative expenses related to non-vested restricted stock awards and restricted stock units of approximately $9.8 million, $7.7 million and $7.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. Tax benefits recognized related to the compensation expenses were approximately $3.7 million, $2.9 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total compensation cost related to non-vested restricted stock awards and restricted stock units not yet recognized at December 31, 2015 was approximately $34.5 million and is expected to be recognized over a weighted average period of approximately 9.7 years.

Supplemental Executive Retirement Plan

On December 7, 2009, the Compensation Committee of Sonic’s Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a nonqualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 12 active or former members of senior management at December 31, 2015. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by Sonic’s tax-qualified and other nonqualified deferred compensation plans.

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2015	2014
	(In thousands)
Change in projected benefit obligation:
Obligation at January 1, 2015	$7,976	$5,263
Service cost	1,950	1,467
Interest cost	307	251
Actuarial loss (gain)	(737)	1,174
Amendments/settlements/curtailments loss (gain)	-	-
Benefits paid	(262)	(179)
Obligation at December 31, 2015 (1)	$9,234	$7,976
Accumulated benefit obligation	$7,115	$6,002
(1)	Approximately $8.9 million is included in other long-term liabilities and $0.3 million is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

	Year Ended December 31,
	2015	2014
	(In thousands)
Change in fair value of plan assets:
Plan assets at January 1, 2015	$-	$-
Actual return on plan assets	-	-
Employer contributions	262	179
Benefits paid	(262)	(179)
Plan assets at December 31, 2015	-	-
Funded status recognized	$(9,234)	$(7,976)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the cost components of the SERP:

	Year Ended December 31,
(In thousands)	2015	2014
Service cost	$1,950	$1,467
Interest cost	307	251
Net Pension expense (benefit)	$2,257	$1,718

The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2015	2014
Discount rate	4.21%	3.88%
Rate of compensation increase	3.00%	3.00%

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In thousands)
2016	$270
2017	$265
2018	$265
2019	$265
2020	$364
2021 - 2025	$1,820

Multi-Employer Benefit Plan

Six of Sonic’s dealership subsidiaries currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between Sonic’s subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and Sonic’s six dealership subsidiaries are among approximately 200 employers that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM and IBT. The risks of participating in this multi-employer pension plan are different from single-employer plans in the following aspects:

•	assets contributed to the multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers;
•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•

if Sonic chooses to stop participating in the multi-employer pension plan, Sonic may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Sonic’s participation in the AI Pension Plan for the years ended December 31, 2015, 2014 and 2013 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2015 and 2014 is for the plan’s year-end at December 31, 2014, and December 31, 2013, respectively. The zone status is based on information that Sonic received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pending/Implemented” column indicates plans for which a Financial Improvement Plan (the “FIP”) or a Rehabilitation Plan (the “RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by Sonic’s multi-employer pension plans increased 2.8% from December 31, 2013 to December 31, 2014 and increased 4.8% from December 31, 2014 to December 31, 2015, affecting the period-to-period comparability of the contributions for years ended December 31, 2015, 2014 and 2013.

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions				Collective Bargaining
Pension	EIN/Pension			Pending /	Year Ended December 31,			Surcharge	Agreement
Fund	Plan Number	2015	2014	Implemented	2015	2014	2013	Imposed	Expiration Date (1)
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$140	$148	$135	Yes	Between August 31, 2014 and November 29, 2017
(1)

Collective bargaining agreement expiration dates vary by union and dealership. Dates shown represent the range of the earliest and latest stated expirations for Sonic’s union employees, noting certain of Sonic’s collective bargaining agreements are expired as of December 31, 2015 and are currently under negotiation.

Sonic’s participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2014 and December 31, 2013. In June 2006, Sonic received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, Sonic received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan was in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a rehabilitation plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2015. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to Sonic.

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

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that Sonic has the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded including the value of Sonic’s stock or public bonds.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Assets or liabilities recorded at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2015	December 31, 2014
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$29,055	$27,552
Cash flow swaps designated as hedges (1)	-	618
Total assets	$29,055	$28,170

Liabilities:
Cash flow swaps designated as hedges (2)	$9,094	$10,251
Cash flow swaps not designated as hedges (3)	913	1,469
Deferred compensation plan (4)	13,551	15,863
Total liabilities	$23,558	$27,583
(1)	Included in other assets in the accompanying Consolidated Balance Sheets.
(2)

As of December 31, 2015, approximately $4.6 million and $4.5 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

As of December 31, 2014, approximately $7.5 million and $2.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

(3)

As of December 31, 2015, approximately $0.5 million and $0.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

As of December 31, 2014, approximately $0.7 million and $0.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

(4)	Included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

The carrying value of assets or liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the accompanying Consolidated Balance Sheets as of December 31, 2015, are included in the table below. Certain

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment” and Note 5, “Intangible Assets and Goodwill.”

		Significant
		Unobservable	Total Gains /
		Inputs	(Losses) for the
	Balance as of	(Level 3) as of	Year Ended
	December 31, 2015	December 31, 2015	December 31, 2015
	(In thousands)
Long-lived assets held and used (1)	$886,902	$886,902	$(12,210)
Goodwill (2)	$471,493	$471,493	$(2,445)
Franchise assets (2)	$74,900	$74,900	$(3,300)

(1)	See Notes 1 and 4 for discussion.
(2)	See Notes 1 and 5 for discussion.

As of December 31, 2015 and December 31, 2014, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$211,000	$198,708	$216,000	$198,556
5.0% Notes (1)	$284,250	$300,000	$294,000	$300,000
Mortgage Notes (2)	$174,007	$168,410	$152,240	$147,554
Assumed Notes (2)	$818	$823	$4,365	$4,474
Other (2)	$4,374	$4,634	$4,588	$4,884

(1)	As determined by market quotations as of December 31, 2015 and December 31, 2014, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

12. Commitments and Contingencies

Facility and Equipment Leases

For the year ended December 31, 2015, Sonic recognized approximately $1.8 million of lease exit expense, which consists of $1.4 million of interest expense and $0.4 million related to adjustments to lease exit accruals recorded in previous years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.   A summary of the activity of these operating lease accruals consists of the following:

(In thousands)
Balance at December 31, 2014	$18,962
Lease exit expense (1)	1,848
Payments (2)	(6,283)
Balance at December 31, 2015	$14,527

(1)

Expense of approximately $0.2 million is recorded in interest expense, other, net and expense of approximately $0.1 million is recorded in selling, general and administrative expenses. In addition, expense of approximately $1.5 million is recorded in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.

(2)

Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately $0.7  million in continuing operations and $5.6 million in income (loss) from discontinued operations in the accompanying Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen- to twenty-year terms with one or two five- to ten-year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Sonic was in compliance with these covenants at December 31, 2015. Approximately 10% of these facility leases have payments that may vary based on interest rates.

Minimum future lease payments for facility leases and future receipts from subleases as required under non-cancelable operating leases for both continuing and discontinued operations based on current interest rates in effect are as follows:

	Future Minimum Lease Payments, Net	Receipts from Future Subleases
Year Ending December 31,	(In thousands)
2016	$94,119	$(14,254)
2017	$78,948	$(10,922)
2018	$68,719	$(9,256)
2019	$55,404	$(8,168)
2020	$32,155	$(7,731)
Thereafter	$97,793	$(24,395)

Total lease expense for continuing operations for the years ended December 31, 2015, 2014 and 2013 was approximately $98.2 million, $106.0 million and $99.6 million, respectively. Total lease expense for discontinued operations for the year ended December 31, 2015 was approximately $1.4 million. Total lease income for discontinued operations for the year ended December 31, 2014 was approximately $0.9 million. Total lease expense for discontinued operations for the year ended December 31, 2013 was approximately $1.1 million. Total lease expense or income for discontinued operations includes the effects of lease exit accrual adjustments for the years ended December 31, 2015, 2014 and 2013, including a benefit of approximately $1.4 million related to a lease exit accrual adjustment for the extension of a sublease during the year ended December 31, 2014.  The total net contingent rent benefit related to a decrease in interest rates since the underlying leases commenced was approximately $2.0 million and $0.1 million for continuing and discontinued operations, respectively, for the years ended December 31, 2015 and 2014 and was approximately $2.3 million and $0.6 million for continuing and discontinued operations, respectively, for the year ended December 31, 2013.

Many of Sonic’s facility operating leases are subject to affirmative and financial covenant provisions related to a subordination and guaranty agreement executed with the landlord of many of its facility properties. The required financial covenants related to certain lease agreements are as follows:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio	Minimum EBTDAR to Rent Ratio

Required ratio	1.05	1.20	5.50	1.50
December 31, 2015 actual	1.19	1.78	4.08	3.81

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

In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. These obligations are included within the future minimum lease

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments, net, in the table above. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk is approximately $74.7 million, which is the total of the receipts from future subleases in the table under the heading “Facility and Equipment Leases” above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled approximately $3.1 million at December 31, 2015. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub-lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub-lessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $5.3 million at December 31, 2015. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2015.

Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at December 31, 2015.

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

Included in other accrued liabilities and other long-term liabilities at December 31, 2015 was approximately $0.3 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings.  Included in other accrued liabilities and other long-term liabilities at December 31, 2014 was approximately $2.0 million and $0.3 million, respectively, for such reserves.  Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

13. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the year ended December 31, 2015 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Year Ended December 31, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2014	$(5,973)	$(451)	$(6,424)
Other comprehensive income (loss) before reclassifications (1)	(4,679)	457	(4,222)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	5,014	-	5,014
Net current-period other comprehensive income (loss)	335	457	792
Balance at December 31, 2015	$(5,638)	$6	$(5,632)
(1)	Net of tax benefit of $2,868 related to gains and losses on cash flow hedges, and tax expense of $280 related to the defined benefit pension plan.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Net of tax expense of $3,073.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans.”

14. Segment Information

As of December 31, 2015, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts and vehicle repair and maintenance services, and finance and insurance products. The EchoPark® segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group consisting of the Company’s President and Chief Executive Officer, Chief Financial Officer and Executive Vice President of Operations. The Company has determined that its operating segments also represent its reportable segments.

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, capital expenditures and total assets are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
Franchised Dealerships	$9,547,236	$9,191,661	$8,843,168
EchoPark®	77,063	5,438	-
Total consolidated revenues	$9,624,299	$9,197,099	$8,843,168

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$213,224	$230,733	$218,139
EchoPark®	(17,257)	(15,913)	(5,490)
Total segment income (loss)	195,967	214,820	212,649
Interest expense, other, net	(50,910)	(53,190)	(55,485)
Other income (expense), net	99	97	(28,143)
Income (loss) from continuing operations before taxes	$145,156	$161,727	$129,021
(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Floor plan interest expense:
Franchised Dealerships	$20,727	$18,727	$21,954
EchoPark®	599	66	-
Total floor plan interest expense	$21,326	$18,793	$21,954

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Depreciation and amortization:
Franchised Dealerships	$65,766	$58,001	$54,007
EchoPark®	3,033	259	-
Total depreciation and amortization	$68,799	$58,260	$54,007

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Capital expenditures:
Franchised Dealerships	$148,593	$117,129	$151,947
EchoPark®	24,656	29,303	5,670
Total capital expenditures	$173,249	$146,432	$157,617

	December 31,
	2015	2014
	(In thousands)
Assets:
Franchised Dealerships	$2,211,232	$1,841,950
EchoPark®	76,808	42,115
Corporate and other:
Cash and Cash Equivalents	3,625	4,182
Goodwill, Net	471,493	475,929
Other Intangible Assets, Net	80,876	83,720
Other Corporate and other assets	718,347	720,357
Total assets	$3,562,381	$3,168,253

15. Subsequent Events

Subsequent to December 31, 2015, Sonic’s Board of Directors authorized an additional $100.0 million to repurchase shares of Sonic’s Class A common stock, increasing Sonic’s remaining repurchase authorization to approximately $145.0 million before including the effect of any share repurchases subsequent to December 31, 2015. Subsequent to December 31, 2015, Sonic repurchased approximately 4.0 million shares of its Class A common stock for approximately $72.0 million in the open market at prevailing market prices, in two separate private transaction block trades and in connection with tax withholdings on the vesting of equity compensation awards. As of the date of this filing, Sonic’s remaining repurchase authorization was approximately $73.0 million.

Subsequent to December 31, 2015, Sonic’s Board of Directors approved a quarterly dividend of $0.05 per share payable in cash for stockholders of record on March 15, 2016.  The dividend will be payable on April 15, 2016.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the accompanying Consolidated Statements of Income by quarter for the years ended December 31, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2015
Total revenues (1)	$2,235,516	$2,423,740	$2,494,408	$2,470,635
Gross profit (1)	$334,959	$355,554	$360,251	$363,848
Net income (loss) (2)	$13,967	$14,781	$26,505	$31,058
Earnings (loss) per common share - Basic (2) (3)	$0.27	$0.29	$0.53	$0.62
Earnings (loss) per common share - Diluted (2) (3)	$0.27	$0.29	$0.52	$0.62
Year Ended December 31, 2014
Total revenues (1)	$2,136,387	$2,353,280	$2,355,604	$2,351,828
Gross profit (1)	$329,000	$346,947	$341,489	$348,464
Net income (loss) (2)	$19,386	$26,993	$24,712	$26,126
Earnings (loss) per common share - Basic (2) (3)	$0.37	$0.51	$0.47	$0.51
Earnings (loss) per common share - Diluted (2) (3)	$0.36	$0.51	$0.47	$0.50

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

Net income for the fourth quarter ended December 31, 2015 includes approximately $2.3 million of pre-tax gain from the sale of dealership franchises, offset partially by approximately $1.3 million of pre-tax impairment charges.

Net income for the second quarter ended June 30, 2015 includes a pre-tax gain of approximately $1.1 million from the sale of dealership franchises, offset by approximately $10.5 million of pre-tax impairment charges and approximately $4.2 million due to pre-tax storm damage and legal settlements.

Net income for the first quarter ended March 31, 2015 includes approximately $6.2 million of pre-tax impairment charges and approximately $0.9 million of pre-tax severance expense.

Net income for the fourth quarter ended December 31, 2014 includes approximately $6.4 million of pre-tax impairment charges, pre-tax charges of approximately $1.0 million related to fire and storm damage and a $0.9 million tax expense item related to the disposition of dealership franchises.

Net income for the third quarter ended September 30, 2014 includes a pre-tax gain of approximately $3.2 million from the sale of dealership franchises, offset partially by pre-tax charges of approximately $2.0 million due to flood and hail damage and pre-tax impairment charges of approximately $0.2 million.

Net income for the second quarter ended June 30, 2014 includes a pre-tax gain of approximately $7.3 million from the sale of two dealership franchises, offset partially by pre-tax charges of approximately $1.0 million due to hail damage and an approximately $0.3 million pre-tax legal settlement reserve accrual.