Form 10-Q
period 2016-03-31
SONIC AUTOMOTIVE INC
filed 2016-04-27
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 19, 2016, there were 33,789,022 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q contains, and written or oral statements made from time to time by us or by our authorized officers may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, results and events, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report, as well as:

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

These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars and shares in thousands, except per share amounts)

Revenues:
New vehicles	$1,164,570	$1,202,323
Used vehicles	598,355	593,742
Wholesale vehicles	44,374	41,656
Total vehicles	1,807,299	1,837,721
Parts, service and collision repair	346,054	323,194
Finance, insurance and other, net	81,273	74,600
Total revenues	2,234,626	2,235,515
Cost of Sales:
New vehicles	(1,106,146)	(1,138,973)
Used vehicles	(557,824)	(552,898)
Wholesale vehicles	(45,452)	(41,866)
Total vehicles	(1,709,422)	(1,733,737)
Parts, service and collision repair	(180,054)	(166,819)
Total cost of sales	(1,889,476)	(1,900,556)
Gross profit	345,150	334,959
Selling, general and administrative expenses	(284,375)	(270,862)
Impairment charges	-	(6,192)
Depreciation and amortization	(18,470)	(16,409)
Operating income (loss)	42,305	41,496
Other income (expense):
Interest expense, floor plan	(6,436)	(4,778)
Interest expense, other, net	(12,339)	(13,219)
Other income (expense), net	104	90
Total other income (expense)	(18,671)	(17,907)
Income (loss) from continuing operations before taxes	23,634	23,589
Provision for income taxes for continuing operations - benefit (expense)	(9,170)	(9,200)
Income (loss) from continuing operations	14,464	14,389
Discontinued operations:
Income (loss) from discontinued operations before taxes	261	(691)
Provision for income taxes for discontinued operations - benefit (expense)	(101)	269
Income (loss) from discontinued operations	160	(422)
Net income (loss)	$14,624	$13,967

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.31	$0.28
Earnings (loss) per share from discontinued operations	-	(0.01)
Earnings (loss) per common share	$0.31	$0.27
Weighted average common shares outstanding	46,950	50,854

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.31	$0.28
Earnings (loss) per share from discontinued operations	-	(0.01)
Earnings (loss) per common share	$0.31	$0.27
Weighted average common shares outstanding	47,122	51,403

Dividends declared per common share	$0.05	$0.025

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income (loss)	$14,624	$13,967
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	(4,878)	(1,489)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	1,853	566
Other comprehensive income (loss)	(3,025)	(923)
Comprehensive income (loss)	$11,599	$13,044

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,390	$3,625
Receivables, net	278,099	378,520
Inventories	1,593,732	1,599,581
Other current assets	57,237	101,386
Total current assets	1,931,458	2,083,112
Property and Equipment, net	908,176	886,902
Goodwill	471,493	471,493
Other Intangible Assets, net	80,715	80,876
Other Assets	39,529	39,998
Total Assets	$3,431,371	$3,562,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$811,411	$893,466
Notes payable - floor plan - non-trade	608,927	625,367
Trade accounts payable	138,511	131,204
Accrued interest	13,154	12,640
Other accrued liabilities	205,471	218,507
Current maturities of long-term debt	26,679	33,437
Total current liabilities	1,804,153	1,914,621
Long-Term Debt	817,065	781,145
Other Long-Term Liabilities	66,941	64,245
Deferred Income Taxes	76,755	73,322
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 62,925,921 shares issued and 34,148,040 shares outstanding at March 31, 2016; 62,586,381 shares issued and 37,910,938 shares outstanding at December 31, 2015	629	626
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2016 and December 31, 2015	121	121
Paid-in capital	715,634	713,118
Retained earnings	469,340	457,010
Accumulated other comprehensive income (loss)	(8,657)	(5,632)
Treasury stock, at cost; 28,777,881 Class A common stock shares held at March 31, 2016 and 24,675,443 Class A common stock shares held at December 31, 2015	(510,610)	(436,195)
Total Stockholders’ Equity	666,457	729,048
Total Liabilities and Stockholders’ Equity	$3,431,371	$3,562,381

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars and shares in thousands)
Balance at December 31, 2015	62,586	$626	(24,675)	$(436,195)	12,029	$121	$713,118	$457,010	$(5,632)	$729,048
Shares awarded under stock compensation plans	340	3	-	-	-	-	(2)	-	-	1
Purchases of treasury stock	-	-	(4,103)	(74,415)	-	-	-	-	-	(74,415)
Income tax expense associated with stock compensation plans	-	-	-	-	-	-	(377)	-	-	(377)
Change in fair value of interest rate swap agreements, net of tax benefit of $1,853	-	-	-	-	-	-	-	-	(3,025)	(3,025)
Restricted stock amortization	-	-	-	-	-	-	2,895	-	-	2,895
Net income (loss)	-	-	-	-	-	-	-	14,624	-	14,624
Dividends declared ($0.05 per share)	-	-	-	-	-	-	-	(2,294)	-	(2,294)
Balance at March 31, 2016	62,926	$629	(28,778)	$(510,610)	12,029	$121	$715,634	$469,340	$(8,657)	$666,457

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,624	$13,967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	18,468	16,408
Provision for bad debt expense	141	(2)
Other amortization	162	162
Debt issuance cost amortization	622	483
Debt discount amortization, net of premium amortization	73	36
Stock-based compensation expense	2,895	2,392
Deferred income taxes	4,141	4,063
Equity interest in earnings of investee	(189)	(32)
Asset impairment charges	-	6,192
Loss (gain) on disposal of dealerships and property and equipment	(148)	(95)
Loss (gain) on exit of leased dealerships	(409)	503
Changes in assets and liabilities that relate to operations:
Receivables	101,436	56,920
Inventories	5,849	31,675
Other assets	44,433	(5,089)
Notes payable - floor plan - trade	(82,055)	(62,041)
Trade accounts payable and other liabilities	(6,403)	(21,486)
Total adjustments	89,016	30,089
Net cash provided by (used in) operating activities	103,640	44,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(41,382)	(46,767)
Proceeds from sales of property and equipment	769	635
Distributions from equity investee	375	-
Net cash provided by (used in) investing activities	(40,238)	(46,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(16,440)	(9,199)
Borrowings on revolving credit facilities	76,777	120,534
Repayments on revolving credit facilities	(77,290)	(120,534)
Proceeds from issuance of long-term debt	33,755	25,618
Debt issuance costs	(152)	-
Principal payments on long-term debt	(4,623)	(4,446)
Purchases of treasury stock	(74,415)	(11,123)
Income tax benefit (expense) associated with stock compensation plans	(377)	394
Issuance of shares under stock compensation plans	1	1,881
Dividends paid	(1,873)	(1,273)
Net cash provided by (used in) financing activities	(64,637)	1,852
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,235)	(224)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,625	4,182
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,390	$3,958

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow interest rate swap agreements (net of tax benefit of $1,853 and
$566 in the months ended March 31, 2016 and 2015, respectively)	$(3,025)	$(923)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$18,219	$17,482
Income taxes	$375	$(667)

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly-owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three months ended March 31, 2016 and 2015, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited consolidated financial statements included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that leases are classified as either finance or operating leases, a right-of-use asset and lease liability is recognized in the statement of financial position, and repayments are classified within operating activities in the statement of cash flows. For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 (early adoption is permitted). Upon adoption of this ASU, the presentation of certain items in Sonic’s consolidated financial position, cash flows and other disclosures will be impacted.

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (early adoption is permitted). Upon adoption of this ASU, the presentation of certain items in Sonic’s consolidated financial position, results of operations, cash flows and other disclosures will be impacted.

Principles of Consolidation – All of Sonic’s subsidiaries are wholly-owned and consolidated in the accompanying condensed consolidated financial statements, except for one 50% - owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations that remain subject to a current lease agreement. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by Sonic or the manufacturer and no other operations continue on the leased property. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2015	$14,527
Lease exit expense (1)	(409)
Payments (2)	(1,581)
Balance at March 31, 2016	$12,537

(1)

Income of approximately $0.5 million is recorded in income (loss) from discontinued operations before taxes, offset partially by expense of approximately $0.1 million recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense, with approximately $0.2 million recorded in selling, general and administrative expenses and approximately $1.4 million recorded in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense – The overall effective tax rate from continuing operations was 38.8% and 39.0% for the three months ended March 31, 2016 and 2015, respectively. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

2. Business Acquisitions and Dispositions

Acquisitions – Sonic did not acquire any franchises during the three months ended March 31, 2016 and 2015.

Dispositions – Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income (loss) from operations	$(194)	$(335)
Lease exit accrual adjustments and charges	455	(356)
Pre-tax income (loss)	$261	$(691)
Total revenues	$-	$-

Sonic did not dispose of any franchises during the three months ended March 31, 2016 and 2015. Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income (loss) from operations	$(31)	$(945)
Gain (loss) on disposal	(48)	(102)
Pre-tax income (loss)	$(79)	$(1,047)
Total revenues	$14	$28,619

3. Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
New vehicles	$1,133,845	$1,161,490
Used vehicles	270,336	251,103
Service loaners	126,503	121,946
Parts, accessories and other	63,048	65,042
Net inventories	$1,593,732	$1,599,581

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Land	$264,904	$260,275
Building and improvements	692,545	679,712
Software and computer equipment	111,763	107,086
Parts and service equipment	81,108	79,219
Office equipment and fixtures	80,020	76,810
Company vehicles	8,916	8,478
Construction in progress	66,601	55,010
Total, at cost	1,305,857	1,266,590
Less accumulated depreciation	(397,681)	(379,688)
Property and equipment, net	$908,176	$886,902

In the three months ended March 31, 2016 and 2015, capital expenditures were approximately $41.4 million and $46.8 million, respectively. Capital expenditures for the three months ended March 31, 2016 and 2015 were primarily related to real estate acquisitions, construction of new dealerships and EchoPark® stores, building improvements and equipment purchased for use in Sonic’s dealerships and EchoPark® stores.

5. Goodwill and Intangible Assets

The carrying amount of franchise assets and goodwill was approximately $74.9 million and $471.5 million, respectively, as of March 31, 2016 and December 31, 2015. The carrying amount of goodwill is net of accumulated impairment losses of approximately $796.7 million as of March 31, 2016 and December 31, 2015.

At December 31, 2015, Sonic had approximately $6.0 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2016 was approximately $5.8 million and is included in other intangible assets, net in the accompanying condensed consolidated balance sheets.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
2014 Revolving Credit Facility (1)	$3,690	$4,203
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	300,000	300,000
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	183,885	168,410
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.80 percentage points above one-month or three-month LIBOR	165,014	150,961
Net debt discount and premium (2)	(1,489)	(1,562)
Debt issuance costs	(12,414)	(12,884)
Other	5,058	5,454
Total debt	$843,744	$814,582
Less current maturities	(26,679)	(33,437)
Long-term debt	$817,065	$781,145

(1)	The interest on the 2014 Revolving Credit Facility was 2.25% above LIBOR at March 31, 2016 and December 31, 2015.
(2)

March 31, 2016 includes a $1.3 million discount associated with the 7.0% Notes and a $0.2 million discount associated with mortgage notes payable. December 31, 2015 includes a $1.3 million discount associated with the 7.0% Notes and a $0.3 million discount associated with mortgage notes payable.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of March 31, 2016, the Revolving Borrowing Base was approximately $185.0 million. As of March 31, 2016, Sonic had approximately $3.7 million of outstanding borrowings and approximately $21.7 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of approximately $159.6 million under the 2014 Revolving Credit Facility. See Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.

7.0% Senior Subordinated Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of unsecured senior subordinated 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. Interest on the 7.0% Notes is payable semi-annually in arrears on January 15 and July 15 of each year. See Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.

5.0% Senior Subordinated Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. See Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.

Mortgage Notes

During the three months ended March 31, 2016, Sonic obtained approximately $33.7 million in mortgage financing related to four of its dealership properties. As of March 31, 2016, the weighted average interest rate was 3.74% and the total outstanding principal balance was approximately $348.9 million, related to approximately 40% of Sonic’s operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates for these mortgage notes range between 2016 and 2033.

Covenants

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of March 31, 2016. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50
March 31, 2016 actual	1.16	1.75	4.21

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2014 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2016, the ratio was 3.76 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at March 31, 2016 was a liability of approximately $14.8 million, with $5.9 million included in other accrued liabilities and $8.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of these swap positions at December 31, 2015 was a liability of approximately $10.0 million, with $5.1 million included in other accrued liabilities and $4.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.5		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.8		4.655%	one-month LIBOR	December 10, 2017
$6.9	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.1	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$200.0		0.788%	one-month LIBOR	July 1, 2016
$50.0	(3)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(4)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(3)	2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0	(3)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(5)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(6)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(6)	2.313%	one-month LIBOR	July 1, 2019

(1)	The one-month LIBOR rate was approximately 0.437% at March 31, 2016.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2016.
(4)	The effective date of this forward-starting swap is July 3, 2017.
(5)	The effective date of this forward-starting swap is July 1, 2017.
(6)	The effective date of these forward-starting swaps is July 2, 2018.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $1.3 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $3.6 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	46,950	$14,464		$160		$14,624
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(6)		-		(6)
Basic earnings (loss) and shares	46,950	$14,458	$0.31	$160	$-	$14,618	$0.31
Effect of dilutive securities:
Stock compensation plans	172
Diluted earnings (loss) and shares	47,122	$14,458	$0.31	$160	$-	$14,618	$0.31

	Three Months Ended March 31, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,854	$14,389		$(422)		$13,967
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(5)		-		(5)
Basic earnings (loss) and shares	50,854	$14,384	$0.28	$(422)	$(0.01)	$13,962	$0.27
Effect of dilutive securities:
Stock compensation plans	549
Diluted earnings (loss) and shares	51,403	$14,384	$0.28	$(422)	$(0.01)	$13,962	$0.27

In addition to the stock options included in the tables above, options to purchase approximately 0.4 million shares of Sonic’s Class A common stock were outstanding at March 31, 2016 and 2015, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At both March 31, 2016 and December 31, 2015, approximately $0.3 million and $0.2 million was included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets, respectively, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the assignees or sub-lessees do not perform their obligations under such leases, Sonic remains liable for the lease payments. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $3.5 million and $5.3 million at March 31, 2016 and December 31, 2015, respectively. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2016. Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both March 31, 2016 and December 31, 2015.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2016	December 31, 2015
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$28,637	$29,055
Total assets	$28,637	$29,055

Liabilities:
Cash flow swaps designated as hedges (2)	$13,972	$9,094
Cash flow swaps not designated as hedges (3)	814	913
Deferred compensation plan (4)	13,308	13,551
Total liabilities	$28,094	$23,558

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
(2)

As of March 31, 2016, approximately $5.3 million and $8.7 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2015, approximately $4.6 million and $4.5 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(3)

As of March 31, 2016, approximately $0.6 million and $0.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2015, approximately $0.5 million and $0.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances in the three months ended March 31, 2016 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2016 has not changed since December 31, 2015. These assets will be evaluated as of the annual valuation assessment date of October 1, 2016, or as events or changes in circumstances require.

As of March 31, 2016 and December 31, 2015, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the 2014 Credit Facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2016 and December 31, 2015, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$211,000	$198,747	$211,000	$198,708
5.0% Notes (1)	$292,500	$300,000	$284,250	$300,000
Mortgage Notes (2)	$190,213	$183,885	$174,007	$168,410
Other (2)	$4,806	$5,058	$5,192	$5,457

(1)	As determined by market quotations as of March 31, 2016 and December 31, 2015, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Three Months Ended March 31, 2016
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2015	$(5,638)	$6	$(5,632)
Other comprehensive income (loss) before reclassifications (1)	(3,873)	-	(3,873)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	848	-	848
Net current-period other comprehensive income (loss)	(3,025)	-	(3,025)
Balance at March 31, 2016	$(8,663)	$6	$(8,657)

(1)	Net of tax benefit of $2,374.
(2)	Net of tax expense of $521.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015.

11. Segment Information

As of March 31, 2016, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark® segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of the Company’s President and Chief Executive Officer, Chief Financial Officer and Executive Vice President of Operations. The Company has determined that its operating segments also represent its reportable segments.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment revenues and segment income (loss) are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues:
Franchised Dealerships	$2,210,586	$2,219,830
EchoPark®	24,040	15,685
Total consolidated revenues	$2,234,626	$2,235,515

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$39,292	$43,072
EchoPark®	(3,423)	(6,354)
Total segment income (loss)	35,869	36,718
Interest expense, other, net	(12,339)	(13,219)
Other income (expense), net	104	90
Income (loss) from continuing operations before taxes	$23,634	$23,589
(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

12. Subsequent Events

Subsequent to March 31, 2016, Sonic repurchased approximately 0.4 million shares of its Class A common stock for approximately $6.4 million in open market transactions.

Subsequent to March 31, 2016, flooding in the Houston, Texas market resulted in inventory losses at certain of Sonic’s dealerships. Sonic is in the process of evaluating the impact of this flooding on its dealership operations.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Sonic Automotive, Inc. condensed consolidated financial statements and related notes thereto appearing elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto, “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2015.

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of March 31, 2016, we operated 114 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2016, we operated 102 franchised dealership stores and three EchoPark® stores.

As a result of the way we manage our business, as of March 31, 2016, we had two operating segments: Franchised Dealerships and EchoPark®. Our franchised dealerships provide comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. EchoPark® provides the same services (excluding new vehicle sales) in unique stand-alone specialty retail locations. Our EchoPark® business operates independently from our franchised new and used dealership sales operations. Sales operations in our first EchoPark® market in Denver, Colorado began in the fourth quarter of 2014. As of March 31, 2016, we had three EchoPark® stores in operation, and we expect to open two additional stores in Colorado during the second quarter of 2016 and another by the end of the year. During the second quarter of 2016, we announced that we have begun the process of expanding EchoPark® operations into additional markets in North Carolina, South Carolina and Texas with operations expected to begin in 2017. We believe that our EchoPark® business will provide long-term benefits to Sonic, its stockholders and customers. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

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

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the One Sonic-One Experience initiative at our dealerships in Charlotte, North Carolina. During the first quarter of 2016, we began to roll out certain components of the One Sonic-One Experience initiative in additional markets. We believe that our One Sonic-One Experience initiative will provide long-term benefits to Sonic, its stockholders and customers. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this initiative.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The U.S. retail automotive industry’s new vehicle seasonally adjusted annual rate (“SAAR”) of sales increased 3.0%, to 17.1 million vehicles, in the three months ended March 31, 2016, from 16.6 million vehicles in the three months ended March 31, 2015, according to Bloomberg Financial Markets. For the year ending December 31, 2016, certain analysts’ average industry expectation for the new vehicle SAAR is approximately 17.7 million vehicles. We estimate the 2016 new vehicle SAAR will be between 17.3 million and 17.6 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause the actual 2016 new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between retail and fleet new vehicle sales volume.

Our same store retail new vehicle unit volume decreased 2.8% during the three months ended March 31, 2016, driving a 2.4% decrease in retail new vehicle revenue. Retail new vehicle gross profit decreased 6.8% and gross profit per unit decreased $83 per unit, or 4.1%, to $1,935 per unit in the three months ended March 31, 2016. We believe our retail new vehicle volume metrics were lower than overall industry metrics due to a variety of factors. These factors include our franchised dealer brand mix, our geographic concentration, the effect of fleet sales in the industry metric (our fleet operations are not significant), our internal inventory mix between cars and truck/SUVs and the effect of holding certain vehicles in our inventory resulting from certain manufacturer safety recalls. We believe that lower gross margins on retail new vehicles are a result of downward pressure on pricing due to increased competition for sales between similar branded dealerships and higher overall inventory levels. We anticipate that this trend may continue to impact new vehicle gross margins throughout 2016.

Our same store retail used vehicle revenue increased 2.3% during the three months ended March 31, 2016, driven primarily by a 5.9% increase in our retail used vehicle unit volume. Retail used vehicle gross profit decreased 0.8% and gross profit per unit decreased $94 per unit, or 6.3%, to $1,387 per unit in the three months ended March 31, 2016. Our same store wholesale vehicle gross loss increased $0.9 million during the three months ended March 31, 2016, while wholesale vehicle unit volume increased 9.5%. The Manheim used vehicle price index remains near multi-year highs, which results in higher costs of acquiring used vehicle inventory either by trade-in or at auction. We focus on maintaining used vehicle inventory days’ supply in the 30 to 35 day range in order to limit our exposure to market pricing volatility.

Our same store Fixed Operations revenue increased 9.1% during the three months ended March 31, 2016, driving a 7.9% increase in Fixed Operations gross profit. During the three months ended March 31, 2016, our total Fixed Operations internal, sublet and other revenue increased 11.7%, customer pay revenue increased 9.5% and warranty revenue increased 9.2%. During the three months ended March 31, 2016, internal, sublet and other gross profit increased 9.3%, customer pay gross profit increased 8.5% and warranty gross profit increased 6.8%.

Our same store F&I revenue increased 9.7% and F&I gross profit per unit increased $104 per unit, or 8.3%, to $1,359 per unit during the three months ended March 31, 2016. We believe our proprietary software applications and playbook processes drove increases in gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle). We believe we will continue to improve in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.

Our new and used vehicle inventories were elevated during the three months ended March 31, 2016 due to the significant number of vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and may continue to affect our dealerships’ results of operations until replacement parts become available.

We repurchased approximately 4.1 million shares of our Class A common stock for $74.4 million during the three months ended March 31, 2016. This reduced our outstanding Class A share count as of March 31, 2016 by approximately 9.9% compared to the outstanding Class A share count at December 31, 2015.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three months ended March 31, 2016 and 2015:

	Percentage of New Vehicle Revenue
	Three Months Ended March 31,
Brand	2016	2015
Luxury:
BMW	20.7%	22.2%
Mercedes	10.1%	9.7%
Lexus	5.9%	5.8%
Audi	4.8%	4.5%
Land Rover	4.0%	4.5%
Cadillac	3.3%	3.2%
Porsche	1.9%	2.3%
MINI	1.7%	2.0%
Other luxury (1)	2.5%	3.0%
Total Luxury	54.9%	57.2%
Mid-line Import:
Honda	17.3%	15.3%
Toyota	11.6%	10.7%
Volkswagen	1.4%	1.7%
Hyundai	1.2%	1.4%
Other imports (2)	1.7%	1.7%
Total Mid-line Import	33.2%	30.8%
Domestic:
Ford	6.5%	6.7%
General Motors (3)	5.4%	5.3%
Total Domestic	11.9%	12.0%

Total	100.0%	100.0%

(1)	Includes Volvo, Acura, Infiniti, Jaguar and Smart.
(2)	Includes Nissan, Kia, Scion and Subaru.

(3)   Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three months ended March 31, 2016 are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. There were no franchise acquisitions or awards during the three months ended March 31, 2016 and 2015.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Vehicles

The automobile retail industry uses the new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The SAAR below reflects all brands marketed or sold in the United States. The SAAR includes brands we do not sell and markets in which we do not operate, therefore, our new vehicle sales may not trend directly in line with the SAAR.

	Three Months Ended March 31,
(in millions of vehicles)	2016	2015	% Change
U.S. industry volume	17.1	16.6	3.0%

Source: Bloomberg Financial Markets

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

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,164,570	$1,189,495	$(24,925)	(2.1%)
Acquisitions and dispositions	-	12,828	(12,828)	(100.0%)
Total as reported	$1,164,570	$1,202,323	$(37,753)	(3.1%)

Total new vehicle gross profit:
Same store	$58,375	$62,498	(4,123)	(6.6%)
Acquisitions and dispositions	49	852	(803)	(94.2%)
Total as reported	$58,424	$63,350	$(4,926)	(7.8%)

Total new vehicle units:
Same store	30,605	31,372	(767)	(2.4%)
Acquisitions and dispositions	-	317	(317)	(100.0%)
Total as reported	30,605	31,689	(1,084)	(3.4%)

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$1,164,570	$1,202,323	$(37,753)	(3.1%)
Gross profit	$58,424	$63,350	$(4,926)	(7.8%)
Unit sales	30,605	31,689	(1,084)	(3.4%)
Revenue per unit	$38,052	$37,941	$111	0.3%
Gross profit per unit	$1,909	$1,999	$(90)	(4.5%)
Gross profit as a % of revenue	5.0%	5.3%	(30)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$1,164,570	$1,189,495	$(24,925)	(2.1%)
Gross profit	$58,375	$62,498	$(4,123)	(6.6%)
Unit sales	30,605	31,372	(767)	(2.4%)
Revenue per unit	$38,052	$37,916	$136	0.4%
Gross profit per unit	$1,907	$1,992	$(85)	(4.3%)
Gross profit as a % of revenue	5.0%	5.3%	(30)	bps

The 2.1% decrease in new vehicle revenue during the three months ended March 31, 2016 was primarily driven by a 2.4% decrease in new vehicle unit sales volume. During the three months ended March 31, 2016, excluding fleet sales (which we began to scale back in 2014), our retail new vehicle revenue decreased 2.4% and our retail new vehicle unit sales volume decreased 2.8%. Our BMW, MINI and Volkswagen dealerships were the main drivers of our retail new vehicle unit sales volume decline, with decreases of 7.5%, 21.1% and 19.4%, respectively, offset partially by a 4.8% increase in retail new vehicle unit sales volume at our Honda dealerships in the three months ended March 31, 2016. During the three months ended March 31, 2016, we believe our retail new vehicle sales volume was suppressed due to a significant number of “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and may continue to affect our dealerships’ results of operations until warranty replacement parts become available.

Excluding fleet sales, total retail new vehicle gross profit dollars decreased $4.2 million, or 6.8%, during the three months ended March 31, 2016. Our gross profit per retail new unit decreased $83 per unit, or 4.1%, in the three months ended March 31, 2016, primarily driven by our Land Rover, BMW and Porsche dealerships, offset partially by an increase at our Honda dealerships.

Our luxury dealerships experienced a 5.9% decrease in retail new vehicle revenue during the three months ended March 31, 2016, primarily due to a 6.2% decrease in retail new vehicle unit sales volume. Luxury dealership retail new vehicle gross profit decreased 10.7% during the three months ended March 31, 2016, primarily driven by gross profit decreases at our BMW, Land Rover and Porsche dealerships, offset partially by an increase at our Volvo dealerships. Luxury dealership retail new vehicle gross profit per unit decreased $168 per unit, or 4.8%, during the three months ended March 31, 2016, primarily driven by our Land Rover, BMW and Porsche dealerships. We believe these declines in retail new vehicle gross profit per unit are the result of higher supply of inventory in certain brands and pressure in the Texas market as a result of a downturn in the energy sector.

Our mid-line import dealerships experienced a 3.2% increase in retail new vehicle revenue during the three months ended March 31, 2016, primarily due to a 3.3% increase in retail new vehicle revenue per unit across the majority of our brands. Mid-line import dealership retail new vehicle gross profit increased 13.3% during the three months ended March 31, 2016, primarily driven by a gross profit increase at our Honda dealerships, offset partially by a decrease at our Hyundai dealerships. Mid-line import dealership retail new vehicle gross profit per unit increased $104 per unit, or 13.3%, during the three months ended March 31, 2016, primarily driven by our Honda dealerships. We believe this increase in retail new vehicle gross profit per unit is due primarily to the effect of new models and inventory availability in certain brands, which offset downward pricing pressure due to increased competition for sales between similar branded dealerships.

Our domestic dealership retail new vehicle revenue was flat during the three months ended March 31, 2016, in spite of a 1.9% decrease in retail new vehicle unit sales volume. Domestic dealership retail new vehicle gross profit decreased 14.9% during the three months ended March 31, 2016, driven primarily by our General Motors dealerships (excluding Cadillac). Domestic dealership retail new vehicle gross profit per unit decreased $234 per unit, or 13.2%, during the three months ended March 31, 2016, primarily driven by a decrease at our General Motors dealerships in the Texas market.  We believe this decline in retail new vehicle gross profit per unit is the result of downward pricing pressure due to increased competition for sales between similar branded dealerships, particularly in the Texas market as a result of a downturn in the energy sector.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. Following is information related to our used vehicle sales:

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$598,355	$584,987	$13,368	2.3%
Acquisitions and dispositions	-	8,755	(8,755)	(100.0%)
Total as reported	$598,355	$593,742	$4,613	0.8%

Total used vehicle gross profit:
Same store	$40,690	$41,008	$(318)	(0.8%)
Acquisitions and dispositions	(159)	(164)	5	(3.0%)
Total as reported	$40,531	$40,844	$(313)	(0.8%)

Total used vehicle units:
Same store	29,333	27,687	1,646	5.9%
Acquisitions and dispositions	-	448	(448)	(100.0%)
Total as reported	29,333	28,135	1,198	4.3%

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$598,355	$593,742	$4,613	0.8%
Gross profit	$40,531	$40,844	$(313)	(0.8%)
Unit sales	29,333	28,135	1,198	4.3%
Revenue per unit	$20,399	$21,103	$(704)	(3.3%)
Gross profit per unit	$1,382	$1,452	$(70)	(4.8%)
Gross profit as a % of revenue	6.8%	6.9%	(10)	bps

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$598,355	$584,987	$13,368	2.3%
Gross profit	$40,690	$41,008	$(318)	(0.8%)
Unit sales	29,333	27,687	1,646	5.9%
Revenue per unit	$20,399	$21,129	$(730)	(3.5%)
Gross profit per unit	$1,387	$1,481	$(94)	(6.3%)
Gross profit as a % of revenue	6.8%	7.0%	(20)	bps

In the three months ended March 31, 2016, our retail used vehicle unit sales volume increased 5.9%, driven primarily by our luxury dealerships and EchoPark® stores. Retail used vehicle gross profit per unit decreased $94 per unit, or 6.3%, due in part to declining used car pricing as a result of an increased supply of off-lease vehicles. As we expand the One Sonic-One Experience initiative to additional stores, we believe we will have the opportunity to increase our used vehicle unit sales volume, revenue and

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

gross profit levels. In addition, incremental used vehicle sales volume in the three months ended March 31, 2016 contributed to additional Fixed Operations gross profit (via reconditioning) and F&I gross profit as discussed under the headings “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” below. “Stop-sale” instructions for safety recalls on certain models increased our inventory on-hand and associated floor plan interest expense and may affect our dealerships’ results of operations until warranty replacement parts become available.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicle sales:

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$44,353	$41,253	$3,100	7.5%
Acquisitions and dispositions	21	403	(382)	(94.8%)
Total as reported	$44,374	$41,656	$2,718	6.5%

Total wholesale vehicle gross profit (loss):
Same store	$(1,076)	$(197)	$(879)	(446.2%)
Acquisitions and dispositions	(2)	(13)	11	84.6%
Total as reported	$(1,078)	$(210)	$(868)	(413.3%)

Total wholesale vehicle units:
Same store	8,418	7,688	730	9.5%
Acquisitions and dispositions	5	89	(84)	(94.4%)
Total as reported	8,423	7,777	646	8.3%

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$44,374	$41,656	$2,718	6.5%
Gross profit (loss)	$(1,078)	$(210)	$(868)	(413.3%)
Unit sales	8,423	7,777	646	8.3%
Revenue per unit	$5,268	$5,356	$(88)	(1.6%)
Gross profit (loss) per unit	$(128)	$(27)	$(101)	(374.1%)
Gross profit (loss) as a % of revenue	(2.4%)	(0.5%)	(190)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$44,353	$41,253	$3,100	7.5%
Gross profit (loss)	$(1,076)	$(197)	$(879)	(446.2%)
Unit sales	8,418	7,688	730	9.5%
Revenue per unit	$5,269	$5,366	$(97)	(1.8%)
Gross profit (loss) per unit	$(128)	$(26)	$(102)	(392.3%)
Gross profit (loss) as a % of revenue	(2.4%)	(0.5%)	(190)	bps

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction. In the three months ended March 31, 2016, wholesale unit volume as a percentage of total used unit volume (retail plus wholesale) increased 60 basis points as we managed our used inventory to the desired level.

Parts, Service and Collision Repair (“Fixed Operations”)

Parts, service and collision repair revenue consists of customer requested orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and manufacturer prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

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

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$346,054	$317,273	$28,781	9.1%
Acquisitions and dispositions	-	5,921	(5,921)	(100.0%)
Total as reported	$346,054	$323,194	$22,860	7.1%

Total Fixed Operations gross profit:
Same store	$165,649	$153,503	$12,146	7.9%
Acquisitions and dispositions	351	2,872	(2,521)	(87.8%)
Total as reported	$166,000	$156,375	$9,625	6.2%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
Reported Fixed Operations:	(In thousands)
Revenue
Customer pay	$147,394	$137,623	$9,771	7.1%
Warranty	57,559	53,498	4,061	7.6%
Wholesale parts	45,309	45,012	297	0.7%
Internal, sublet and other	95,792	87,061	8,731	10.0%
Total revenue	$346,054	$323,194	$22,860	7.1%
Gross profit
Customer pay	$80,358	$75,678	$4,680	6.2%
Warranty	31,326	29,760	1,566	5.3%
Wholesale parts	7,941	8,138	(197)	(2.4%)
Internal, sublet and other	46,375	42,799	3,576	8.4%
Total gross profit	$166,000	$156,375	$9,625	6.2%
Gross profit as a % of revenue
Customer pay	54.5%	55.0%	(50)	bps
Warranty	54.4%	55.6%	(120)	bps
Wholesale parts	17.5%	18.1%	(60)	bps
Internal, sublet and other	48.4%	49.2%	(80)	bps
Total gross profit as a % of revenue	48.0%	48.4%	(40)	bps

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
Same store Fixed Operations:	(In thousands)
Revenue
Customer pay	$147,394	$134,636	$12,758	9.5%
Warranty	57,559	52,694	4,865	9.2%
Wholesale parts	45,309	44,201	1,108	2.5%
Internal, sublet and other	95,792	85,742	10,050	11.7%
Total revenue	$346,054	$317,273	$28,781	9.1%
Gross profit
Customer pay	$80,358	$74,050	$6,308	8.5%
Warranty	31,282	29,300	1,982	6.8%
Wholesale parts	7,941	7,988	(47)	(0.6%)
Internal, sublet and other	46,068	42,165	3,903	9.3%
Total gross profit	$165,649	$153,503	$12,146	7.9%
Gross profit as a % of revenue
Customer pay	54.5%	55.0%	(50)	bps
Warranty	54.3%	55.6%	(130)	bps
Wholesale parts	17.5%	18.1%	(60)	bps
Internal, sublet and other	48.1%	49.2%	(110)	bps
Total gross profit as a % of revenue	47.9%	48.4%	(50)	bps

During the three months ended March 31, 2016, our total Fixed Operations customer pay revenue increased 9.5%, led primarily by our BMW, Mercedes and Honda dealerships. Warranty revenue increased 9.2% during the three months ended March 31, 2016, driven primarily by increases in warranty activity, including recalls, at our Honda, Toyota and Hyundai dealerships. During the three months ended March 31, 2016, internal revenue increased 9.4% and sublet revenue increased 16.7% on higher levels of used vehicle reconditioning.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2016, an increase in Fixed Operations revenue contributed approximately $13.9 million in additional gross profit, offset partially by a 50 basis point decrease in gross margin rate which reduced the gross profit increase by approximately $1.8 million. The gross margin rate decreased primarily due to lower gross margin rate at our BMW, General Motors (excluding Cadillac), Lexus and Ford dealerships.

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

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$80,852	$73,689	$7,163	9.7%
Acquisitions and dispositions	421	911	(490)	(53.8%)
Total as reported	$81,273	$74,600	$6,673	8.9%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,359	$1,255	$104	8.3%
Acquisitions and dispositions	7	(1)	8	800.0%
Total as reported	$1,366	$1,254	$112	8.9%

F&I revenues increased 9.7% and F&I gross profit per retail unit increased $104 per unit, or 8.3%, during the three months ended March 31, 2016, primarily due to improved penetration rates on finance and service contracts as a result of increased visibility into performance drivers provided by our proprietary internal software applications. In addition, F&I revenues improved due to increases in total new and used retail (excluding fleet) unit volume of 1.3% for the three months ended March 31, 2016.

Finance contract gross profit increased 5.6% in the three months ended March 31, 2016, primarily due to a 540 basis point increase in the finance contract penetration rate. Finance contract gross profit may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract gross profit increased 18.2% in the three months ended March 31, 2016, driven primarily by a 320 basis point increase in the service contract penetration rate and a 6.4% increase in gross profit per service contract. Other aftermarket contract revenue increased 4.3% in the three months ended March 31, 2016, driven primarily by an 8.4% increase in gross profit per aftermarket contract, offset partially by a 690 basis point decrease in the other aftermarket penetration rate.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results

In the following tables of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$2,210,586	$2,219,830	$(9,244)	(0.4%)
EchoPark®	24,040	15,685	8,355	53.3%
Total consolidated revenues	$2,234,626	$2,235,515	$(889)	(0.0%)
Segment income (loss) (1):
Franchised Dealerships	$39,292	$43,072	$(3,780)	(8.8%)
EchoPark®	(3,423)	(6,354)	2,931	46.1%
Total segment income (loss)	35,869	36,718	(849)	(2.3%)
Interest expense, other, net	(12,339)	(13,219)	880	6.7%
Other income (expense), net	104	90	14	15.6%
Income (loss) from continuing operations before taxes	$23,634	$23,589	$45	0.2%

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

Retail new and used vehicle unit sales volume:
Franchised Dealerships	58,548	58,809	(261)	(0.4%)
EchoPark®	941	660	281	42.6%
Total retail new and used vehicle unit sales volume	59,489	59,469	20	0.0%

Franchised Dealerships

See the previous headings “New Vehicles,” “Used Vehicles,” “Wholesale Vehicles,” “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” for further discussion of the operating results of our Franchised Dealerships segment. The previous analyses include operating results for our EchoPark® segment as the results for EchoPark® are not individually material to the combined operating results.

EchoPark®

We opened the first two EchoPark® locations in November and December 2014, and we opened the third location in January 2015. Our EchoPark® business operates independently from our previously existing new and used dealership sales operations and offers customers an exciting shopping and buying experience. During the three months ended March 31, 2016, EchoPark® generated approximately $24.0 million of revenue, up $8.4 million, or 53.3%, from the prior year period, and gross profit of $3.2 million, up $1.4 million, or 78.5%, from the prior year period. EchoPark® retail used vehicle unit volume was 941 units, up 281 units, or 42.6%, from the prior year period, and retail used vehicle gross profit per unit was $1,390 per unit, an increase of $5 per unit, or 0.4%, from the prior year period. EchoPark® F&I gross profit per unit was $1,369 per unit, up $480 per unit, or 54.1%, from the prior year period, as our training and playbook processes enabled our customer experience guides to more effectively provide F&I products to our customers. EchoPark® incurred a $3.6 million operating loss during the three months ended March 31, 2016, compared to a $4.9 million operating loss in the prior year period, excluding the effects of a $1.4 million impairment charge in the prior year period. We expect to open two additional EchoPark® stores in Colorado during the second quarter of 2016 and another by the end of the year, and have begun the process of expanding into additional markets in North Carolina, South Carolina and Texas with operations in these new markets expected to begin in 2017.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

realized and sales volume objectives. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including certain customer-related costs, insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.

The following tables set forth information related to our reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$169,041	$161,858	$(7,183)	(4.4%)
Advertising	15,347	15,332	(15)	(0.1%)
Rent	18,720	18,254	(466)	(2.6%)
Other	81,267	75,418	(5,849)	(7.8%)
Total SG&A expenses	$284,375	$270,862	$(13,513)	(5.0%)

SG&A expenses as a % of gross profit:
Compensation	49.0%	48.3%	(70)	bps
Advertising	4.4%	4.6%	20	bps
Rent	5.4%	5.4%	-	bps
Other	23.6%	22.6%	(100)	bps
Total SG&A expenses as a % of gross profit	82.4%	80.9%	(150)	bps

Overall SG&A expenses increased for the three months ended March 31, 2016, due in part to costs related to our EchoPark®, One Sonic-One Experience and other strategic initiatives, among other cost drivers as discussed below. Overall SG&A expenses as a percentage of gross profit increased 150 basis points for the three months ended March 31, 2016. Excluding the effect of EchoPark® expenses, total SG&A expenses as a percentage of gross profit increased 200 basis points for the three months ended March 31, 2016, compared to the prior year period. Excluding the effect of certain adjustments described below, total SG&A expenses as a percentage of gross profit were 80.6% for the three months ended March 31, 2016, flat compared to the prior year period, and franchised dealership SG&A expenses as a percentage of gross profit were 79.7%, up 50 basis points from the prior year period.

Compensation costs increased in dollar amount and as a percentage of gross profit during the three months ended March 31, 2016, due primarily to higher levels of Fixed Operations compensation and lower Fixed Operations gross margin rate. Compensation costs for the three months ended March 31, 2015 include approximately $0.9 million of severance and other adjustments.

In the three months ended March 31, 2016, advertising expense dollars were flat and advertising expense as a percentage of gross profit decreased 20 basis points as we focused on targeted advertising where we would expect the best returns for our business.

Rent expense increased in dollar amount for the three months ended March 31, 2016, while the percentage of gross profit was flat compared to the prior year period, due primarily to consumer price index-based rent increases and higher levels of gross profit.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the three months ended March 31, 2016, primarily due to a charge of approximately $6.0 million related to hail damage in our Texas market.  Excluding the effect of this adjustment, other SG&A expenses as a percentage of gross profit were 70 basis points lower than the prior year period.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment Charges

Impairment charges decreased approximately $6.2 million during the three months ended March 31, 2016. Impairment charges for the three months ended March 31, 2015 include the write-off of certain costs associated with website and software development projects as well as the abandonment of certain construction projects.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $2.1 million, or 12.6%, during the three months ended March 31, 2016, due primarily to completed construction projects and purchases of fixed assets that were placed in service subsequent to March 31, 2015.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles increased approximately $1.7 million, or 38.2%, in the three months ended March 31, 2016. The average new vehicle floor plan notes payable balance increased approximately $302.0 million in the three months ended March 31, 2016, resulting in an increase in new vehicle floor plan interest expense of approximately $1.2 million. The average new vehicle floor plan interest rate was 1.69% in the three months ended March 31, 2016, compared to 1.55% in the three months ended March 31, 2015, resulting in an increase in new vehicle floor plan interest expense of approximately $0.5 million. During the three months ended March 31, 2016, our new vehicle inventory levels were elevated due to a significant number of “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and may continue to affect our dealerships’ results of operations until warranty replacement parts become available.

Interest expense, floor plan for used vehicles increased approximately $0.1 million, or 4.3%, in the three months ended March 31, 2016. The average used vehicle floor plan notes payable balance increased approximately $13.0 million in the three months ended March 31, 2016, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million. The average used vehicle floor plan interest rate was 1.70% in the three months ended March 31, 2016, compared to 1.82% in the three months ended March 31, 2015, which had minimal effect on used vehicle floor plan interest expense.

Interest Expense, Other, Net

Interest expense, other, net is summarized in the schedule below:

	Three Months Ended March 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Stated/coupon interest	$10,969	$10,355	$(614)	(5.9%)
Discount/premium amortization	40	37	(3)	(8.1%)
Deferred loan cost amortization	622	618	(4)	(0.6%)
Cash flow swap interest	1,190	2,225	1,035	46.5%
Capitalized interest	(636)	(228)	408	178.9%
Other interest	154	212	58	27.4%
Total interest expense, other, net	$12,339	$13,219	$880	6.7%

Interest expense, other, net decreased approximately $0.9 million during the three months ended March 31, 2016, primarily due to a decrease in cash flow swap interest payments and higher levels of interest capitalized in conjunction with construction projects, offset partially by higher stated/coupon interest related to additional mortgage notes payable.

Income Taxes

The overall effective tax rate from continuing operations was 38.8% and 39.0% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income (loss) from operations	$(194)	$(335)
Lease exit accrual adjustments and charges	455	(356)
Pre-tax income (loss)	$261	$(691)
Total revenues	$-	$-

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2014 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. There are no restrictions under our borrowing arrangements on retained earnings or net income. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

We had the following liquidity resources available as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$2,390	$3,625
Availability under our revolving credit facility	159,568	181,058
Availability under our used vehicle floor plan facilities	62,867	21,192
Floor plan deposit balance	25,000	74,000
Total available liquidity resources	$249,825	$279,875

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $25.0 million and $74.0 million as of March 31, 2016 and December 31, 2015, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used vehicle floor plan facilities was 1.69% and 1.58% in the three months ended March 31, 2016 and 2015, respectively.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.5 million and $9.1 million in floor plan assistance in the three months ended March 31, 2016 and 2015, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $10.1 million and $8.5 million in the three months ended March 31, 2016 and 2015, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

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

Capital expenditures in the three months ended March 31, 2016 were approximately $41.4 million. Of this amount, approximately $30.7 million was related to facility construction projects in the three months ended March 31, 2016.  Real estate acquisitions accounted for approximately $4.6 million in the three months ended March 31, 2016.  Fixed assets utilized in our dealership operations accounted for the remaining $6.1 million of the capital expenditures in the three months ended March 31, 2016.

Of the capital expenditures in the three months ended March 31, 2016, approximately $33.7 million was funded through mortgage financing and approximately $7.7 million was funded through cash from operations and use of our credit facilities. As of March 31, 2016, commitments for facilities construction projects totaled approximately $55.7 million and commitments for acquisition of real estate currently subject to operating leases of approximately $22.0 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2016, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. During the three months ended March 31, 2016, we repurchased approximately 4.1 million shares of our Class A common stock for approximately $74.4 million, in open-market transactions at prevailing market prices, in two separate private block trades and in connection with tax withholdings on the vesting of equity compensation awards. As of March 31, 2016, our total remaining repurchase authorization was approximately $70.6 million. Under the 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists. See Note 12, “Subsequent Events,” to the accompanying condensed consolidated financial statements for discussion of share repurchase activity subsequent to March 31, 2016.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends

During the three months ended March 31, 2016, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of March 15, 2016 to be paid on April 15, 2016. Subsequent to March 31, 2016, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2016 to be paid on July 15, 2016. Under the 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of restrictions on the payment of dividends.

Cash Flows

Net cash provided by operating activities in the three months ended March 31, 2016 was approximately $103.6 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables and other assets, offset partially by a decrease in notes payable – floor plan – trade. In the three months ended March 31, 2015, net cash provided by operating activities was approximately $44.1 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables and inventories, offset partially by decreases in notes payable – floor plan – trade and trade accounts payable and other liabilities.

Net cash used in investing activities in the three months ended March 31, 2016 was approximately $40.2 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2015 was approximately $46.1 million. This use of cash was primarily comprised of purchases of land, property and equipment.

Net cash used in financing activities in the three months ended March 31, 2016 was approximately $64.6 million. This use of cash was comprised primarily of cash outflows related to purchases of treasury stock and a decrease in notes payable – floor plan – non-trade, offset partially by proceeds from issuance of mortgage-related long-term debt. Net cash provided by financing activities in the three months ended March 31, 2015 was approximately $1.9 million. This provision of cash was comprised primarily of cash inflows related to proceeds from issuance of mortgage-related long-term debt, offset partially by purchases of treasury stock and a decrease in notes payable – floor plan – non-trade.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $98.5 million and $71.2 million in the three months ended March 31, 2016 and 2015, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $87.2 million and $34.9 million in the three months ended March 31, 2016 and 2015, respectively.

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” to the accompanying condensed consolidated financial statements. See also “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Liquidity Outlook

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2014 Credit Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

Off-Balance Sheet Arrangements

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Seasonality

Our operations are subject to seasonal variations. The first quarter normally contributes less operating profit than the second, third and fourth quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand, and, consequently, our profitability. Comparatively, parts and service demand remains stable throughout the year.

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1.1 billion at March 31, 2016. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.9 million in the three months ended March 31, 2016. Of the total change in interest expense, approximately $2.6 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2016 due to the leases containing LIBOR floors which were above the LIBOR rate during the three months ended March 31, 2016.

We also have interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at March 31, 2016 was a liability of approximately $14.8 million, with $5.9 million included in other accrued liabilities and $8.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.5		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.8		4.655%	one-month LIBOR	December 10, 2017
$6.9	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.1	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$200.0		0.788%	one-month LIBOR	July 1, 2016
$50.0	(3)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(4)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(3)	2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0	(3)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(5)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(6)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(6)	2.313%	one-month LIBOR	July 1, 2019

(1)	The one-month LIBOR rate was approximately 0.437% at March 31, 2016.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2016.
(4)	The effective date of this forward-starting swap is July 3, 2017.
(5)	The effective date of this forward-starting swap is July 1, 2017.
(6)	The effective date of these forward-starting swaps is July 2, 2018.

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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of  March 31, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended March 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

January 2016	3,398	$18.43	3,398	$82,383
February 2016	571	$16.45	571	$72,984
March 2016	133	$18.03	133	$70,589
Total	4,102		4,102

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)

On January 20, 2016, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our previously announced share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
January 2016 authorization	$100,000
Total active program repurchases prior to March 31, 2016	(29,411)
Current remaining availability as of March 31, 2016	$70,589

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

** Furnished herewith.

SONIC AUTOMOTIVE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: April 27, 2016	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: April 27, 2016	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer

SONIC AUTOMOTIVE, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

** Furnished herewith.