Form 10-Q
period 2016-06-30
SONIC AUTOMOTIVE INC
filed 2016-07-27
CIK 1043509

70 S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 19, 2016, there were 33,418,455 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report, as well as:

•	the number of new and used vehicles sold in the United States as compared to our expectations and the expectations of the market;
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

•	our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or complete additional acquisitions;
•	adverse resolution of one or more significant legal proceedings against us or our dealerships or EchoPark® stores;
•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;
•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;
•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;
•	our ability to successfully integrate potential future acquisitions; and
•	the rate and timing of overall economic recovery or decline.

These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars and shares in thousands, except per share amounts)

Revenues:
New vehicles	$1,286,464	$1,295,288	$2,451,034	$2,497,610
Used vehicles	622,186	658,794	1,220,540	1,252,536
Wholesale vehicles	38,245	41,131	82,620	82,789
Total vehicles	1,946,895	1,995,213	3,754,194	3,832,935
Parts, service and collision repair	351,329	346,164	697,384	669,358
Finance, insurance and other, net	84,088	82,363	165,361	156,963
Total revenues	2,382,312	2,423,740	4,616,939	4,659,256
Cost of Sales:
New vehicles	(1,220,598)	(1,230,352)	(2,326,744)	(2,369,325)
Used vehicles	(585,217)	(618,098)	(1,143,041)	(1,170,996)
Wholesale vehicles	(40,084)	(43,807)	(85,537)	(85,673)
Total vehicles	(1,845,899)	(1,892,257)	(3,555,322)	(3,625,994)
Parts, service and collision repair	(183,108)	(175,929)	(363,162)	(342,749)
Total cost of sales	(2,029,007)	(2,068,186)	(3,918,484)	(3,968,743)
Gross profit	353,305	355,554	698,455	690,513
Selling, general and administrative expenses	(277,204)	(284,661)	(561,580)	(555,523)
Impairment charges	(151)	(10,469)	(151)	(16,661)
Depreciation and amortization	(18,905)	(17,294)	(37,374)	(33,703)
Operating income (loss)	57,045	43,130	99,350	84,626
Other income (expense):
Interest expense, floor plan	(6,690)	(5,345)	(13,126)	(10,123)
Interest expense, other, net	(12,205)	(13,054)	(24,544)	(26,274)
Other income (expense), net	6	10	110	100
Total other income (expense)	(18,889)	(18,389)	(37,560)	(36,297)
Income (loss) from continuing operations before taxes	38,156	24,741	61,790	48,329
Provision for income taxes for continuing operations - benefit (expense)	(15,113)	(9,649)	(24,283)	(18,848)
Income (loss) from continuing operations	23,043	15,092	37,507	29,481
Discontinued operations:
Income (loss) from discontinued operations before taxes	(362)	(509)	(100)	(1,200)
Provision for income taxes for discontinued operations - benefit (expense)	141	198	39	468
Income (loss) from discontinued operations	(221)	(311)	(61)	(732)
Net income (loss)	$22,822	$14,781	$37,446	$28,749

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.50	$0.30	$0.81	$0.58
Earnings (loss) per share from discontinued operations	-	(0.01)	-	(0.01)
Earnings (loss) per common share	$0.50	$0.29	$0.81	$0.57
Weighted average common shares outstanding	45,731	50,784	46,340	50,819

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.50	$0.30	$0.81	$0.57
Earnings (loss) per share from discontinued operations	-	(0.01)	(0.01)	(0.01)
Earnings (loss) per common share	$0.50	$0.29	$0.80	$0.56
Weighted average common shares outstanding	45,924	51,093	46,523	51,247

Dividends declared per common share	$0.05	$0.025	$0.10	$0.05

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income (loss)	$22,822	$14,781	$37,446	$28,749
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	(2,798)	1,439	(7,676)	(50)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	1,063	(547)	2,916	19
Other comprehensive income (loss)	(1,735)	892	(4,760)	(31)
Comprehensive income (loss)	$21,087	$15,673	$32,686	$28,718

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,419	$3,625
Receivables, net	313,572	378,520
Inventories	1,590,216	1,599,581
Assets held for sale	6,347	-
Other current assets	54,681	101,386
Total current assets	1,967,235	2,083,112
Property and Equipment, net	951,838	886,902
Goodwill	471,493	471,493
Other Intangible Assets, net	80,555	80,876
Other Assets	40,104	39,998
Total Assets	$3,511,225	$3,562,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$787,130	$893,466
Notes payable - floor plan - non-trade	655,282	625,367
Trade accounts payable	129,944	131,204
Accrued interest	12,874	12,640
Other accrued liabilities	219,546	218,507
Current maturities of long-term debt	29,459	33,437
Total current liabilities	1,834,235	1,914,621
Long-Term Debt	848,802	781,145
Other Long-Term Liabilities	70,517	64,245
Deferred Income Taxes	82,743	73,322
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 62,955,392 shares issued and 33,418,455 shares outstanding at June 30, 2016; 62,586,381 shares issued and 37,910,938 shares outstanding at December 31, 2015	630	626
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2016 and December 31, 2015	121	121
Paid-in capital	718,390	713,118
Retained earnings	489,878	457,010
Accumulated other comprehensive income (loss)	(10,392)	(5,632)
Treasury stock, at cost; 29,536,937 Class A common stock shares held at June 30, 2016 and 24,675,443 Class A common stock shares held at December 31, 2015	(523,699)	(436,195)
Total Stockholders’ Equity	674,928	729,048
Total Liabilities and Stockholders’ Equity	$3,511,225	$3,562,381

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars and shares in thousands)
Balance at December 31, 2015	62,586	$626	(24,675)	$(436,195)	12,029	$121	$713,118	$457,010	$(5,632)	$729,048
Shares awarded under stock compensation plans	369	4	-	-	-	-	2	-	-	6
Purchases of treasury stock	-	-	(4,862)	(87,504)	-	-	-	-	-	(87,504)
Income tax expense associated with stock compensation plans	-	-	-	-	-	-	(364)	-	-	(364)
Change in fair value of interest rate swap agreements, net of tax benefit of $2,916	-	-	-	-	-	-	-	-	(4,760)	(4,760)
Restricted stock amortization	-	-	-	-	-	-	5,634	-	-	5,634
Other	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	37,446	-	37,446
Dividends declared ($0.10 per share)	-	-	-	-	-	-	-	(4,578)	-	(4,578)
Balance at June 30, 2016	62,955	$630	(29,537)	$(523,699)	12,029	$121	$718,390	$489,878	$(10,392)	$674,928

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,446	$28,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	37,371	33,701
Provision for bad debt expense	248	1,425
Other amortization	325	325
Debt issuance cost amortization	1,250	966
Debt discount amortization, net of premium amortization	150	83
Stock-based compensation expense	5,634	4,743
Deferred income taxes	11,192	8,396
Net distributions from equity investee	35	82
Asset impairment charges	151	16,661
Loss (gain) on disposal of dealerships and property and equipment	(149)	(1,202)
Loss (gain) on exit of leased dealerships	(139)	707
Changes in assets and liabilities that relate to operations:
Receivables	70,389	65,824
Inventories	9,365	(129,446)
Other assets	46,560	(4,163)
Notes payable - floor plan - trade	(106,336)	51,905
Trade accounts payable and other liabilities	(6,773)	(24,422)
Total adjustments	69,273	25,585
Net cash provided by (used in) operating activities	106,719	54,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(108,970)	(82,922)
Proceeds from sales of property and equipment	887	775
Proceeds from sales of dealerships	-	1,250
Net cash provided by (used in) investing activities	(108,083)	(80,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	29,915	(5,217)
Borrowings on revolving credit facilities	155,208	238,672
Repayments on revolving credit facilities	(159,411)	(229,674)
Proceeds from issuance of long-term debt	76,409	46,075
Debt issuance costs	(293)	-
Principal payments on long-term debt	(9,633)	(9,149)
Purchases of treasury stock	(87,504)	(14,766)
Income tax benefit (expense) associated with stock compensation plans	(364)	416
Issuance of shares under stock compensation plans	6	2,132
Dividends paid	(4,175)	(2,556)
Net cash provided by (used in) financing activities	158	25,933
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,206)	(630)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,625	4,182
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,419	$3,552

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow interest rate swap agreements (net of tax benefit of $2,916 and
$19 in the six months ended June 30, 2016 and 2015, respectively)	$(4,760)	$(31)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$37,576	$35,825
Income taxes	$10,875	$7,768

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly-owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and six months ended June 30, 2016 and 2015, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited consolidated financial statements included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2015	$14,527
Interest expense, net of adjustments (1)	(139)
Payments (2)	(3,163)
Balance at June 30, 2016	$11,225

(1)

Income of approximately $0.2 million is recorded in income (loss) from discontinued operations before taxes, offset partially by interest expense of approximately $0.1 million recorded in the accompanying condensed consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense, with approximately $0.4 million recorded in selling, general and administrative expenses and approximately $2.8 million recorded in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense – The overall effective tax rate from continuing operations was 39.6% and 39.3% for the three and six months ended June 30, 2016, respectively, and was 39.0% for both the three and six months ended June 30, 2015. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

2. Business Acquisitions and Dispositions

Acquisitions – Sonic did not acquire any franchises during the six months ended June 30, 2016 or 2015.

Dispositions – Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$(133)	$(393)	$(327)	$(645)
Lease exit accrual adjustments and charges	(229)	(116)	227	(555)
Pre-tax income (loss)	$(362)	$(509)	$(100)	$(1,200)
Total revenues	$-	$-	$-	$-

Sonic did not dispose of any franchises during the six months ended June 30, 2016. Sonic disposed of one franchise during the three and six months ended June 30, 2015 that generated net cash of approximately $1.3 million. Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$(241)	$(1,610)	$(273)	$(2,556)
Gain (loss) on disposal	(11)	1,057	(58)	955
Property and equipment impairment charges	-	(10,096)	-	(10,096)
Pre-tax income (loss)	$(252)	$(10,649)	$(331)	$(11,697)
Total revenues	$-	$28,949	$-	$57,569

3. Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
New vehicles	$1,056,560	$1,161,490
Used vehicles	342,974	251,103
Service loaners	125,257	121,946
Parts, accessories and other	65,425	65,042
Net inventories	$1,590,216	$1,599,581

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Land	$284,389	$260,275
Building and improvements	730,923	679,712
Software and computer equipment	114,224	107,086
Parts and service equipment	84,858	79,219
Office equipment and fixtures	81,560	76,810
Company vehicles	9,017	8,478
Construction in progress	69,309	55,010
Total, at cost	1,374,280	1,266,590
Less accumulated depreciation	(416,095)	(379,688)
Subtotal	958,185	886,902
Less assets held for sale	(6,347)	-
Property and equipment, net	$951,838	$886,902

In the three and six months ended June 30, 2016, capital expenditures were approximately $67.6 million and $109.0 million, respectively, and in the three and six months ended June 30, 2015, capital expenditures were approximately $36.2 million and $82.9 million, respectively. Capital expenditures in all periods were related to real estate acquisitions, construction of new dealerships and EchoPark® stores, building improvements and equipment purchased for use in Sonic’s dealerships and EchoPark® stores.

Impairment charges for the three and six months ended June 30, 2016 were approximately $0.2 million. Impairment charges for the three and six months ended June 30, 2015 were approximately $10.5 million and $16.7 million, respectively. Impairment charges for the three and six months ended June 30, 2015 include the write-off of goodwill, intangible assets, property and equipment as part of the disposal of a franchise, the write-off of certain costs associated with website and software development projects as well as abandonment of certain construction projects.

5. Goodwill and Intangible Assets

The carrying amount of franchise assets and goodwill was approximately $74.9 million and $471.5 million, respectively, as of both June 30, 2016 and December 31, 2015. The carrying amount of goodwill is net of accumulated impairment losses of approximately $796.7 million as of both June 30, 2016 and December 31, 2015.

At December 31, 2015, Sonic had approximately $6.0 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2016 was approximately $5.7 million and is included in other intangible assets, net in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
2014 Revolving Credit Facility (1)	$-	$4,203
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	300,000	300,000
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	181,412	168,410
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.80 percentage points above one-month or three-month LIBOR	205,463	150,961
Net debt discount and premium (2)	(1,412)	(1,562)
Debt issuance costs	(11,927)	(12,884)
Other	4,725	5,454
Total debt	$878,261	$814,582
Less current maturities	(29,459)	(33,437)
Long-term debt	$848,802	$781,145

(1)	The interest on the 2014 Revolving Credit Facility was 2.25% above LIBOR at June 30, 2016 and December 31, 2015.
(2)

June 30, 2016 includes a $1.2 million discount associated with the 7.0% Notes and a $0.2 million discount associated with mortgage notes payable. December 31, 2015 includes a $1.3 million discount associated with the 7.0% Notes and a $0.3 million discount associated with mortgage notes payable.

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

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of June 30, 2016, the Revolving Borrowing Base was approximately $197.5 million. As of June 30, 2016, Sonic had no outstanding borrowings and approximately $21.7 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of approximately $175.8 million under the 2014 Revolving Credit Facility. See Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage Notes

During the six months ended June 30, 2016, Sonic obtained approximately $76.3 million in mortgage financing related to seven of its dealership properties. As of June 30, 2016, the weighted average interest rate was 3.62% and the total outstanding principal balance was approximately $386.9 million, related to approximately 45% of Sonic’s operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates for these mortgage notes range between 2016 and 2033.

Covenants

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of June 30, 2016. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50
June 30, 2016 actual	1.17	1.76	4.24

The 2014 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2016, the ratio was 3.84 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at June 30, 2016 was a liability of approximately $17.5 million, with $6.6 million included in other accrued liabilities and $10.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of these swap positions at December 31, 2015 was a liability of approximately $10.0 million, with $5.1 million included in other accrued liabilities and $4.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.4		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.6		4.655%	one-month LIBOR	December 10, 2017
$6.8	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.1	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$200.0		0.788%	one-month LIBOR	July 1, 2016
$50.0	(3)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(4)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(3)	2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0	(3)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(5)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(6)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(6)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(7)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(6)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(7)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 0.467% at June 30, 2016.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2016.
(4)	The effective date of this forward-starting swap is July 3, 2017.
(5)	The effective date of these forward-starting swaps is July 1, 2017.
(6)	The effective date of these forward-starting swaps is July 2, 2018.
(7)	The effective date of these forward-starting swaps is July 1, 2019.

During the three months ended June 30, 2016, Sonic entered into four forward-starting interest rate cash flow swap agreements with notional amounts of $100.0 million, $125.0 million, $150.0 million and $125.0 million. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income.

For the interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net in the accompanying condensed consolidated statements of income. For the three and six months ended June 30, 2016, these items were a benefit of approximately $0.1 million and $0.2 million, respectively, and for the three and six months ended June 30, 2015, these items were a benefit of approximately $0.2 million and $0.3 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2015, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $4.1 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	45,731	$23,043		$(221)		$22,822
Effect of participating securities:
Non-vested restricted stock		(13)		-		(13)
Basic earnings (loss) and shares	45,731	$23,030	$0.50	$(221)	$-	$22,809	$0.50
Effect of dilutive securities:
Stock compensation plans	193
Diluted earnings (loss) and shares	45,924	$23,030	$0.50	$(221)	$-	$22,809	$0.50

	Three Months Ended June 30, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,784	$15,092		$(311)		$14,781
Effect of participating securities:
Non-vested restricted stock		(7)		-		(7)
Basic earnings (loss) and shares	50,784	$15,085	$0.30	$(311)	$(0.01)	$14,774	$0.29
Effect of dilutive securities:
Stock compensation plans	309
Diluted earnings (loss) and shares	51,093	$15,085	$0.30	$(311)	$(0.01)	$14,774	$0.29

	Six Months Ended June 30, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	46,340	$37,507		$(61)		$37,446
Effect of participating securities:
Non-vested restricted stock		(21)		-		(21)
Basic earnings (loss) and shares	46,340	$37,486	$0.81	$(61)	$-	$37,425	$0.81
Effect of dilutive securities:
Stock compensation plans	183
Diluted earnings (loss) and shares	46,523	$37,486	$0.81	$(61)	$(0.01)	$37,425	$0.80

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,819	$29,481		$(732)		$28,749
Effect of participating securities:
Non-vested restricted stock		(14)		-		(14)
Basic earnings (loss) and shares	50,819	$29,467	$0.58	$(732)	$(0.01)	$28,735	$0.57
Effect of dilutive securities:
Stock compensation plans	428
Diluted earnings (loss) and shares	51,247	$29,467	$0.57	$(732)	$(0.01)	$28,735	$0.56

In addition to the stock options included in the tables above, options to purchase approximately 0.2 million and 0.4 million shares of Sonic’s Class A common stock were outstanding at June 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

At June 30, 2016 and December 31, 2015, approximately $0.3 million and $0.2 million was included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets for reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $3.5 million and $5.3 million at June 30, 2016 and December 31, 2015, respectively. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2016. Sonic also

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both June 30, 2016 and December 31, 2015.

9. Fair Value Measurements

In determining fair value, Sonic uses various valuation approaches including market, income and/or cost approaches. “Fair Value Measurements and Disclosures” in the Accounting Standards Codification establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Sonic. Unobservable inputs are inputs that reflect Sonic’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that Sonic has the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded, including Sonic’s stock or public bonds.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2016	December 31, 2015
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$31,039	$29,055
Total assets	$31,039	$29,055

Liabilities:
Cash flow swaps designated as hedges (2)	$16,770	$9,094
Cash flow swaps not designated as hedges (3)	681	913
Deferred compensation plan (4)	13,885	13,551
Total liabilities	$31,336	$23,558

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
(2)

As of June 30, 2016, approximately $6.0 million and $10.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2015, approximately $4.6 million and $4.5 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(3)

As of June 30, 2016, approximately $0.6 million and $0.1 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2015, approximately $0.5 million and $0.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances in the three and six months ended June 30, 2016 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2016 has not changed since December 31, 2015. These assets will be evaluated as of the annual valuation assessment date of October 1, 2016, or as events or changes in circumstances require.

As of June 30, 2016 and December 31, 2015, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the 2014 Credit Facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016 and December 31, 2015, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$211,000	$198,788	$211,000	$198,708
5.0% Notes (1)	$292,500	$300,000	$284,250	$300,000
Mortgage Notes (2)	$191,903	$181,412	$174,007	$168,410
Other (2)	$4,483	$4,725	$5,192	$5,457

(1)	As determined by market quotations as of June 30, 2016 and December 31, 2015, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2016 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2015	$(5,638)	$6	$(5,632)
Other comprehensive income (loss) before reclassifications (1)	(6,405)	-	(6,405)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	1,645	-	1,645
Net current-period other comprehensive income (loss)	(4,760)	-	(4,760)
Balance at June 30, 2016	$(10,398)	$6	$(10,392)

(1)	Net of tax benefit of $3,926.
(2)	Net of tax expense of $1,010.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015.

11. Segment Information

As of June 30, 2016, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark® segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of the Company’s Chief Executive Officer and President, Executive Vice President and Chief Financial Officer and Executive Vice President of Operations. The Company has determined that its operating segments also represent its reportable segments.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment revenues and segment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Franchised Dealerships	$2,352,840	$2,402,764	$4,563,425	$4,622,594
EchoPark®	29,472	20,976	53,514	36,662
Total consolidated revenues	$2,382,312	$2,423,740	$4,616,939	$4,659,256

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$53,561	$41,714	$92,854	$84,785
EchoPark®	(3,206)	(3,929)	(6,630)	(10,282)
Total segment income (loss)	50,355	37,785	86,224	74,503
Interest expense, other, net	(12,205)	(13,054)	(24,544)	(26,274)
Other income (expense), net	6	10	110	100
Income (loss) from continuing operations before taxes	$38,156	$24,741	$61,790	$48,329
(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

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

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of June 30, 2016, we operated 114 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2016, we operated 102 franchised dealership stores and five EchoPark® stores.

As a result of the way we manage our business, as of June 30, 2016, we had two operating segments: Franchised Dealerships and EchoPark®. Our franchised dealerships provide comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. EchoPark® provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in unique stand-alone specialty retail locations. Our EchoPark® business operates independently from our franchised new and used dealership sales operations. Sales operations in our first EchoPark® market in Denver, Colorado began in the fourth quarter of 2014. As of June 30, 2016, we had five EchoPark® stores in operation, and we expect to open another store in Colorado by the end of 2016. During the second quarter of 2016, we announced that we have begun the process of expanding EchoPark® operations into additional markets in North Carolina, South Carolina and Texas with operations expected to begin in 2017. We believe that our EchoPark® business will provide long-term benefits to Sonic, its stockholders and customers. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

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

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the One Sonic-One Experience initiative at our dealerships in Charlotte, North Carolina. During the first half of 2016, we rolled out the One Sonic-One Experience technologies to 14 additional stores in the Chattanooga, Birmingham and Los Angeles markets. Additional market implementations will continue upon completion of migration activities and required market/brand specific technology modifications. We believe that our One Sonic-One Experience initiative will provide long-term benefits to Sonic, its stockholders and customers. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this initiative.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) was flat at 17.1 million vehicles in the three months ended June 30, 2016 compared to the prior year period, according to Bloomberg Financial Markets. The SAAR increased 1.2% to 17.1 million vehicles in the six months ended June 30, 2016, compared to 16.9 million vehicles in the six months ended June 30, 2015, according to Bloomberg Financial Markets. For the year ending December 31, 2016, certain analysts’ average industry expectation for the total new vehicle SAAR is approximately 17.7 million vehicles. We estimate the 2016 total new vehicle SAAR will be between 17.3 million and 17.6 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause the actual 2016 total new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between retail and fleet new vehicle sales volume. Our current operational goal focuses on growing our retail new vehicle sales, as opposed to fleet new vehicle sales, and as a result, we believe it is appropriate to compare our retail new unit sales volume to the retail SAAR (which excludes fleet new vehicle sales). According to PIN from J.D. Power, retail SAAR was 13.6 million vehicles for the three months ended June 30, 2016, down 1.4% from the prior year period, and 13.5 million vehicles for the six months ended June 30, 2016, down 0.7% from the prior year period.

Our new and used vehicle inventories were elevated during the three and six months ended June 30, 2016 due to a significant number of vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and may continue to negatively affect our dealerships’ results of operations until replacement parts become available. As of June 30, 2016, we had approximately 500 new “stop-sale” vehicles and approximately 4,200 used “stop-sale” vehicles in our inventory, which increased our new and used vehicle days’ supply by approximately two days and 11 days, respectively.

Our same store retail new vehicle unit volume decreased 3.3% and 3.0% during the three and six months ended June 30, 2016, respectively, driving a 0.3% and 1.3% decrease in retail new vehicle revenue, respectively. Retail new vehicle gross profit increased 1.3% in the three months ended June 30, 2016. Retail new vehicle gross profit decreased 2.7% in the six months ended June 30, 2016. Retail new vehicle gross profit per unit increased $89 per unit, or 4.7%, to $1,977 per unit in the three months ended June 30, 2016, and was flat for the six months ended June 30, 2016. We believe our retail new vehicle unit sales volume was lower than retail new vehicle industry sales volume due to a variety of factors, including our franchised dealer brand mix, our geographic market concentration, our internal inventory mix between cars and truck/SUVs and the effect of holding certain vehicles in our inventory resulting from certain manufacturer safety recalls. We believe that the recent trend of suppressed industry retail new vehicle gross margins is a result of downward pressure on pricing due to increased competition for sales between similar branded dealerships and higher overall inventory levels. We anticipate that this trend may continue to negatively impact new vehicle gross margins throughout 2016.

Our same store retail used vehicle revenue decreased 4.2% during the three months ended June 30, 2016, driven primarily by a 1.8% decrease in our retail used vehicle unit volume. Our same store retail used vehicle revenue decreased 1.1% during the six months ended June 30, 2016, while retail used vehicle unit volume increased 1.9%. Retail used vehicle gross profit decreased 6.5% in the three months ended June 30, 2016, driven by a decrease in retail used vehicle gross profit per unit of $65 per unit, or 4.8%, to $1,288 per unit. Retail used vehicle gross profit decreased 3.6% in the six months ended June 30, 2016, driven by a decrease in retail used vehicle gross profit per unit of $77 per unit, or 5.4%, to $1,338 per unit. Our same store wholesale vehicle gross loss decreased $0.6 million during the three months ended June 30, 2016, while wholesale vehicle unit volume decreased 8.6%. Our same store wholesale vehicle gross loss increased $0.3 million during the six months ended June 30, 2016, while wholesale vehicle unit volume increased 0.3%. The Manheim used vehicle price index remains near multi-year highs, which results in higher costs of acquiring used vehicle inventory either by trade-in or at auction. We focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range in order to limit our exposure to market pricing volatility.

Our same store Fixed Operations revenue increased 3.0% and 5.9% during the three and six months ended June 30, 2016, respectively, driving a 0.2% and 3.9% increase in Fixed Operations gross profit, respectively. During the three and six months ended June 30, 2016, customer pay revenue increased 3.4% and 6.3%, respectively, driving a customer pay gross profit increase of 2.9% and 5.6%, respectively. During the three and six months ended June 30, 2016, total internal, sublet and other revenue increased 8.4% and 10.0%, respectively, driving an internal, sublet and other gross profit increase of 2.2% and 5.5%, respectively. During the three months ended June 30, 2016, warranty revenue decreased 2.8%. During the six months ended June 30, 2016, our warranty revenue increased 3.0%. During the three and six months ended June 30, 2016, warranty gross profit decreased 8.5% and 1.2%, respectively. Warranty revenue and gross profit levels were lower than the prior year periods due primarily to lower levels of warranty and recall

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

activity at our BMW and Lexus dealerships and a shift in the type of warranty work toward less labor intensive, lower-margin warranty and recall claims.

Our same store F&I revenue increased 2.9% and 6.2% during the three and six months ended June 30, 2016, respectively. F&I gross profit per unit increased $72 per unit, or 5.7%, to $1,342 per unit, during the three months ended June 30, 2016, and $87 per unit, or 6.9%, to $1,350 per unit during the six months ended June 30, 2016. Our F&I revenue growth was negatively affected by lower combined retail new and used vehicle unit sales volumes, while increased product penetration more than offset the decrease in unit volume. We believe our proprietary software applications and playbook processes drove increases in gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle). We believe we will continue to improve in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.

We repurchased approximately 0.8 million shares of our Class A common stock for approximately $13.1 million during the three months ended June 30, 2016 and approximately 4.9 million shares of our Class A common stock for approximately $87.5 million during the six months ended June 30, 2016. These share repurchases reduced our total outstanding share count by approximately 9.7% as of June 30, 2016, compared to December 31, 2015.

The following is a detail of our new vehicle revenues by brand for the three and six months ended June 30, 2016 and 2015:

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2016	2015	2016	2015
Luxury:
BMW	20.0%	20.9%	20.3%	21.5%
Mercedes	9.9%	9.4%	10.0%	9.5%
Lexus	5.5%	5.1%	5.7%	5.4%
Audi	5.5%	5.3%	5.1%	5.0%
Land Rover	3.3%	3.9%	3.7%	4.2%
Cadillac	3.3%	3.0%	3.3%	3.1%
Porsche	2.7%	2.6%	2.3%	2.4%
MINI	1.8%	2.3%	1.8%	2.1%
Other luxury (1)	2.8%	2.9%	2.8%	3.0%
Total Luxury	54.8%	55.4%	55.0%	56.2%
Mid-line Import:
Honda	17.7%	16.0%	17.5%	15.6%
Toyota	11.2%	11.5%	11.4%	11.1%
Volkswagen	1.5%	1.9%	1.5%	1.8%
Hyundai	1.3%	1.4%	1.2%	1.4%
Other imports (2)	1.7%	1.6%	1.6%	1.8%
Total Mid-line Import	33.4%	32.4%	33.2%	31.7%
Domestic:
Ford	6.4%	6.9%	6.4%	6.8%
General Motors (3)	5.4%	5.3%	5.4%	5.3%
Total Domestic	11.8%	12.2%	11.8%	12.1%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes Volvo, Acura, Infiniti, Jaguar and Smart.
(2)	Includes Nissan, Kia, Scion and Subaru.

(3)   Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three and six months ended June 30, 2016 are compared to the three and six months ended June 30, 2015, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other are on a same store basis, except where otherwise noted.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All currently operating continuing operations stores (both franchised dealerships and EchoPark®) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. There were no franchised dealership acquisitions or awards during the three and six months ended June 30, 2016 and 2015. We opened two additional EchoPark® stores during the three months ended June 30, 2016, the results of which are excluded from the same store group.

New Vehicles

The automobile retail industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The total and retail SAAR below reflects all brands marketed or sold in the United States. The total and retail SAAR includes brands we do not sell and markets in which we do not operate, therefore, our new vehicle sales may not trend directly in line with the total and retail SAAR. We believe that retail SAAR is a more meaningful metric for comparing our new vehicles sales volume to the industry due to our minimal fleet vehicle business.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of vehicles)	2016	2015	% Change	2016	2015	% Change
Retail SAAR (1)	13.6	13.8	(1.4%)	13.5	13.6	(0.7%)
Fleet SAAR	3.5	3.3	6.1%	3.6	3.3	9.1%
Total SAAR (2)	17.1	17.1	0.0%	17.1	16.9	1.2%

(1)	Source: PIN from J.D. Power
(2)	Source: Bloomberg Financial Markets, via Stephens Inc.

The following tables provide a reconciliation of same store basis and reported basis for total new vehicles (retail and fleet sales):

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,286,464	$1,282,801	$3,663	0.3%
Acquisitions and dispositions	-	12,487	(12,487)	(100.0%)
Total as reported	$1,286,464	$1,295,288	$(8,824)	(0.7%)

Total new vehicle gross profit:
Same store	$65,842	$64,852	$990	1.5%
Acquisitions and dispositions	24	84	(60)	(71.4%)
Total as reported	$65,866	$64,936	$930	1.4%

Total new vehicle units:
Same store	33,782	34,639	(857)	(2.5%)
Acquisitions and dispositions	-	324	(324)	(100.0%)
Total as reported	33,782	34,963	(1,181)	(3.4%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,451,034	$2,472,295	$(21,261)	(0.9%)
Acquisitions and dispositions	-	25,315	(25,315)	(100.0%)
Total as reported	$2,451,034	$2,497,610	$(46,576)	(1.9%)

Total new vehicle gross profit:
Same store	$124,217	$127,350	$(3,133)	(2.5%)
Acquisitions and dispositions	73	935	(862)	(92.2%)
Total as reported	$124,290	$128,285	$(3,995)	(3.1%)

Total new vehicle units:
Same store	64,387	66,011	(1,624)	(2.5%)
Acquisitions and dispositions	-	641	(641)	(100.0%)
Total as reported	64,387	66,652	(2,265)	(3.4%)

Our reported new vehicle results (including fleet) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$1,286,464	$1,295,288	$(8,824)	(0.7%)
Gross profit	$65,866	$64,936	$930	1.4%
Unit sales	33,782	34,963	(1,181)	(3.4%)
Revenue per unit	$38,081	$37,047	$1,034	2.8%
Gross profit per unit	$1,950	$1,857	$93	5.0%
Gross profit as a % of revenue	5.1%	5.0%	10	bps

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$2,451,034	$2,497,610	$(46,576)	(1.9%)
Gross profit	$124,290	$128,285	$(3,995)	(3.1%)
Unit sales	64,387	66,652	(2,265)	(3.4%)
Revenue per unit	$38,067	$37,472	$595	1.6%
Gross profit per unit	$1,930	$1,925	$5	0.3%
Gross profit as a % of revenue	5.1%	5.1%	0	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store new vehicle results (including fleet) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$1,286,464	$1,282,801	$3,663	0.3%
Gross profit	$65,842	$64,852	$990	1.5%
Unit sales	33,782	34,639	(857)	(2.5%)
Revenue per unit	$38,081	$37,033	$1,048	2.8%
Gross profit per unit	$1,949	$1,872	$77	4.1%
Gross profit as a % of revenue	5.1%	5.1%	0	bps
	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$2,451,034	$2,472,295	$(21,261)	(0.9%)
Gross profit	$124,217	$127,350	$(3,133)	(2.5%)
Unit sales	64,387	66,011	(1,624)	(2.5%)
Revenue per unit	$38,067	$37,453	$614	1.6%
Gross profit per unit	$1,929	$1,929	$-	0.0%
Gross profit as a % of revenue	5.1%	5.2%	(10)	bps

During the three and six months ended June 30, 2016, we believe our retail new vehicle unit sales volume was negatively affected by “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and may continue to affect our dealerships’ results of operations until warranty replacement parts become available. As of March 31, 2016 and June 30, 2016, new vehicle “stop-sale” units totaled approximately 1,000 units and 500 units, respectively, primarily comprised of certain Volkswagen and BMW models.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

New vehicle revenue increased 0.3% during the three months ended June 30, 2016, in spite of a 2.5% decrease in new vehicle unit sales volume. During the three months ended June 30, 2016, excluding fleet sales, our retail new vehicle revenue decreased 0.3% and our retail new vehicle unit sales volume decreased 3.3%. Our Toyota, BMW and MINI dealerships were the main drivers of our retail new vehicle unit sales volume decline, offset partially by increases in retail new vehicle unit sales volume at our Honda, Volvo and Jaguar dealerships. Excluding fleet sales, total retail new vehicle gross profit dollars increased approximately $0.8 million, or 1.3%, during the three months ended June 30, 2016, primarily driven by gross profit increases at our BMW, Honda and Volvo dealerships. Our gross profit per retail new unit increased $89 per unit, or 4.7%, in the three months ended June 30, 2016, primarily driven by increases at our BMW, Volvo and Honda dealerships, offset partially by decreases at our Land Rover and MINI dealerships.

Our luxury dealerships experienced a 0.8% decrease in retail new vehicle revenue during the three months ended June 30, 2016, primarily due to a 3.3% decrease in retail new vehicle unit sales volume. Luxury dealership retail new vehicle gross profit increased approximately $0.9 million, or 1.9%, during the three months ended June 30, 2016, primarily driven by gross profit increases at our BMW, Volvo and Lexus dealerships, offset partially by a decrease at our Land Rover and MINI dealerships. Luxury dealership retail new vehicle gross profit per unit increased $181 per unit, or 5.4%, during the three months ended June 30, 2016, primarily driven by increases at our BMW, Volvo and Lexus dealerships, offset partially by a decrease at our Land Rover and MINI dealerships. We believe this increase in retail new vehicle gross profit per unit is due primarily to the effect of newly redesigned models and inventory availability in certain brands, which offset downward pricing pressure due to increased competition for sales between similar branded dealerships. Our mid-line import dealerships experienced a 0.9% increase in retail new vehicle revenue during the three months ended June 30, 2016, in spite of a 3.0% decrease in retail new vehicle unit sales volume. Mid-line import dealership retail new vehicle gross profit increased approximately $0.8 million, or 6.5%, during the three months ended June 30, 2016, primarily driven by gross profit increases at our Honda and Kia dealerships. Mid-line import dealership retail new vehicle gross profit per unit increased $73 per unit,

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

or 9.8%, during the three months ended June 30, 2016, primarily driven by increases at our Honda and Toyota dealerships. We believe this increase in retail new vehicle gross profit per unit is due primarily to the effect of newly redesigned models and inventory availability in certain brands, which offset downward pricing pressure due to increased competition for sales between similar branded dealerships. Our domestic dealership retail new vehicle revenue decreased 1.0% during the three months ended June 30, 2016, driven primarily by a 4.2% decrease in retail new unit vehicle sales volume during the three months ended June 30, 2016. Domestic dealership retail new vehicle gross profit decreased approximately $0.8 million, or 11.8%, during the three months ended June 30, 2016, driven primarily by gross profit decreases at our Ford dealerships. Domestic dealership retail new vehicle gross profit per unit decreased $137 per unit, or 7.9%, during the three months ended June 30, 2016, primarily driven by decreases at our Ford dealerships in our Houston market. We believe this decline in retail new vehicle gross profit per unit is the result of downward pricing pressure due to increased competition for sales between similar branded dealerships, particularly in the Houston market as a result of a downturn in the energy sector and its effect on the local economy.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

New vehicle revenue decreased 0.9% during the six months ended June 30, 2016, primarily driven by a 2.5% decrease in new vehicle unit sales. During the six months ended June 30, 2016, excluding fleet sales, our retail new vehicle revenue decreased 1.3% and our retail new vehicle unit sales volume decreased 3.0%. Our BMW, Toyota and MINI dealerships were the main drivers of our retail new vehicle unit sales volume decline, offset partially by increases in retail new vehicle unit sales volume at our Honda and Volvo dealerships. Excluding fleet sales, total retail new vehicle gross profit dollars decreased approximately $3.4 million, or 2.7%, during the six months ended June 30, 2016, primarily driven by gross profit decreases at our Land Rover, MINI and Ford dealerships, offset partially by gross profit increases at our Honda and Volvo dealerships. Our gross profit per retail new unit increased $8 per unit, or 0.4%, in the six months ended June 30, 2016, primarily driven by increases at our Honda, Volvo and BMW dealerships, offset partially by decreases at our Land Rover and MINI dealerships.

Our luxury dealerships experienced a 3.3% decrease in retail new vehicle revenue during the six months ended June 30, 2016, primarily due to a 4.7% decrease in retail new vehicle unit sales volume. Luxury dealership retail new vehicle gross profit decreased approximately $3.9 million, or 4.3%, during the six months ended June 30, 2016, primarily driven by gross profit decreases at our Land Rover, MINI and Mercedes dealerships, offset partially by an increase at our Volvo and Lexus dealerships. Luxury dealership retail new vehicle gross profit per unit increased $13 per unit, or 0.4%, during the six months ended June 30, 2016, primarily driven by increases at our BMW and Volvo dealerships, offset partially by decreases at our Land Rover dealerships. We believe this increase in retail new vehicle gross profit per unit is due primarily to the effect of newly redesigned models and inventory availability in certain brands, which offset downward pricing pressure due to increased competition for sales between similar branded dealerships. Our mid-line import dealerships experienced a 2.0% increase in retail new vehicle revenue during the six months ended June 30, 2016, in spite of a 1.6% decrease in retail new vehicle unit sales. Mid-line import dealership retail new vehicle gross profit increased $2.3 million, or 9.7%, during the six months ended June 30, 2016, primarily driven by gross profit increases at our Honda and Kia dealerships, offset partially by a decrease at our Hyundai dealerships. Mid-line import dealership retail new vehicle gross profit per unit increased $88 per unit, or 11.5%, during the six months ended June 30, 2016, primarily driven by increases at our Honda and Toyota dealerships, offset partially by a decrease at our Hyundai dealerships. We believe this increase in retail new vehicle gross profit per unit is due primarily to the effect of newly redesigned models and inventory availability in certain brands, which offset downward pricing pressure due to increased competition for sales between similar branded dealerships. Our domestic dealership retail new vehicle revenue decreased 0.6% during the six months ended June 30, 2016, driven primarily by a 3.1% decrease in retail new unit vehicle sales volume during the six months ended June 30, 2016. Domestic dealership retail new vehicle gross profit decreased $1.8 million, or 13.3%, during the six months ended June 30, 2016, driven primarily by gross profit decreases at our Ford and General Motors (excluding Cadillac) dealerships in our Houston market. Domestic dealership retail new vehicle gross profit per unit decreased $183 per unit, or 10.5%, during the six months ended June 30, 2016, primarily driven by decreases at our Ford and General Motors (excluding Cadillac) dealerships in the Houston market. We believe this decline in retail new vehicle gross profit per unit is the result of downward pricing pressure due to increased competition for sales between similar branded dealerships, particularly in the Houston market as a result of a downturn in the energy sector and its effect on the local economy.

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

The following tables provide a reconciliation of same store basis and reported basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$621,748	$648,821	$(27,073)	(4.2%)
Acquisitions and dispositions	438	9,973	(9,535)	(95.6%)
Total as reported	$622,186	$658,794	$(36,608)	(5.6%)

Total used vehicle gross profit:
Same store	$37,697	$40,329	$(2,632)	(6.5%)
Acquisitions and dispositions	(728)	367	(1,095)	(298.4%)
Total as reported	$36,969	$40,696	$(3,727)	(9.2%)

Total used vehicle units:
Same store	29,267	29,809	(542)	(1.8%)
Acquisitions and dispositions	20	492	(472)	(95.9%)
Total as reported	29,287	30,301	(1,014)	(3.3%)

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,220,103	$1,233,808	$(13,705)	(1.1%)
Acquisitions and dispositions	437	18,728	(18,291)	(97.7%)
Total as reported	$1,220,540	$1,252,536	$(31,996)	(2.6%)

Total used vehicle gross profit:
Same store	$78,388	$81,337	$(2,949)	(3.6%)
Acquisitions and dispositions	(889)	203	(1,092)	(537.9%)
Total as reported	$77,499	$81,540	$(4,041)	(5.0%)

Total used vehicle units:
Same store	58,600	57,496	1,104	1.9%
Acquisitions and dispositions	20	940	(920)	(97.9%)
Total as reported	58,620	58,436	184	0.3%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$622,186	$658,794	$(36,608)	(5.6%)
Gross profit	$36,969	$40,696	$(3,727)	(9.2%)
Unit sales	29,287	30,301	(1,014)	(3.3%)
Revenue per unit	$21,244	$21,742	$(498)	(2.3%)
Gross profit per unit	$1,262	$1,343	$(81)	(6.0%)
Gross profit as a % of revenue	5.9%	6.2%	(30)	bps
	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$1,220,540	$1,252,536	$(31,996)	(2.6%)
Gross profit	$77,499	$81,540	$(4,041)	(5.0%)
Unit sales	58,620	58,436	184	0.3%
Revenue per unit	$20,821	$21,434	$(613)	(2.9%)
Gross profit per unit	$1,322	$1,395	$(73)	(5.2%)
Gross profit as a % of revenue	6.3%	6.5%	(20)	bps

Our same store used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$621,748	$648,821	$(27,073)	(4.2%)
Gross profit	$37,697	$40,329	$(2,632)	(6.5%)
Unit sales	29,267	29,809	(542)	(1.8%)
Revenue per unit	$21,244	$21,766	$(522)	(2.4%)
Gross profit per unit	$1,288	$1,353	$(65)	(4.8%)
Gross profit as a % of revenue	6.1%	6.2%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$1,220,103	$1,233,808	$(13,705)	(1.1%)
Gross profit	$78,388	$81,337	$(2,949)	(3.6%)
Unit sales	58,600	57,496	1,104	1.9%
Revenue per unit	$20,821	$21,459	$(638)	(3.0%)
Gross profit per unit	$1,338	$1,415	$(77)	(5.4%)
Gross profit as a % of revenue	6.4%	6.6%	(20)	bps

During the three and six months ended June 30, 2016, manufacturer “stop-sale” instructions for safety recalls on certain models increased our inventory on-hand by approximately 1,600 vehicles at March 31, 2016 and approximately 4,200 vehicles at June 30, 2016, primarily in certain BMW and Honda models. We believe the “stop-sale” inventory negatively affected both our retail unit volume and gross profit per unit during the three and six months ended June 30, 2016 due to the inability to retail these units, which typically are in higher demand and can yield higher gross profit per unit. The increased inventory and associated floor plan interest expense may also affect our dealerships’ results of operations until warranty replacement parts become available.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Retail used vehicle revenue decreased 4.2% in the three months ended June 30, 2016, driven primarily by a 1.8% decrease in retail used vehicle unit sales volume. This decrease in retail used vehicle unit sales volume was primarily driven by our mid-line import dealerships, offset partially by increased volume at our EchoPark® stores. Retail used vehicle gross profit decreased approximately $2.6 million, or 6.5%, driven primarily by decreases in retail used vehicle unit volume and gross profit per unit at our luxury and mid-line import dealerships. Retail used gross profit per unit decreased $65 per unit, or 4.8%, during the three months ended June 30, 2016, due in part to inflated inventory levels as a result of increased supply of off-lease trade-ins and vehicles affected by a manufacturer “stop-sale” vehicle recall.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Retail used vehicle revenue decreased 1.1% in the six months ended June 30, 2016, in spite of a 1.9% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by our luxury dealerships and EchoPark® stores. Retail used vehicle gross profit decreased approximately $2.9 million, or 3.6%, driven primarily by decreases in retail used vehicle gross profit per unit at our luxury and mid-line import dealerships. Retail used gross profit per unit decreased $77 per unit, or 5.4%, during the six months ended June 30, 2016, due in part to inflated inventory levels as a result of increased supply of off-lease trade-ins and vehicles affected by a manufacturer “stop-sale” vehicle recall. Incremental used vehicle sales volume in the six months ended June 30, 2016, contributed to additional Fixed Operations gross profit (via reconditioning) and F&I gross profit as discussed under the headings “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” below.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

The following tables provide a reconciliation of same store basis and reported basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$38,245	$40,417	$(2,172)	(5.4%)
Acquisitions and dispositions	-	714	(714)	(100.0%)
Total as reported	$38,245	$41,131	$(2,886)	(7.0%)

Total wholesale vehicle gross profit (loss):
Same store	$(1,839)	$(2,455)	$616	25.1%
Acquisitions and dispositions	-	(221)	221	100.0%
Total as reported	$(1,839)	$(2,676)	$837	31.3%

Total wholesale vehicle units:
Same store	7,212	7,890	(678)	(8.6%)
Acquisitions and dispositions	-	120	(120)	(100.0%)
Total as reported	7,212	8,010	(798)	(10.0%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$82,599	$81,670	$929	1.1%
Acquisitions and dispositions	21	1,119	(1,098)	(98.1%)
Total as reported	$82,620	$82,789	$(169)	(0.2%)

Total wholesale vehicle gross profit (loss):
Same store	$(2,915)	$(2,651)	$(264)	(10.0%)
Acquisitions and dispositions	(2)	(233)	231	(99.1%)
Total as reported	$(2,917)	$(2,884)	$(33)	(1.1%)

Total wholesale vehicle units:
Same store	15,630	15,578	52	0.3%
Acquisitions and dispositions	5	209	(204)	(97.6%)
Total as reported	15,635	15,787	(152)	(1.0%)

Our reported wholesale vehicle results are as follows:	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$38,245	$41,131	$(2,886)	(7.0%)
Gross profit (loss)	$(1,839)	$(2,676)	$837	31.3%
Unit sales	7,212	8,010	(798)	(10.0%)
Revenue per unit	$5,303	$5,135	$168	3.3%
Gross profit (loss) per unit	$(255)	$(334)	$79	23.7%
Gross profit (loss) as a % of revenue	(4.8%)	(6.5%)	170	bps

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$82,620	$82,789	$(169)	(0.2%)
Gross profit (loss)	$(2,917)	$(2,884)	$(33)	(1.1%)
Unit sales	15,635	15,787	(152)	(1.0%)
Revenue per unit	$5,284	$5,244	$40	0.8%
Gross profit (loss) per unit	$(187)	$(183)	$(4)	(2.2%)
Gross profit (loss) as a % of revenue	(3.5%)	(3.5%)	0	bps

Our same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$38,245	$40,417	$(2,172)	(5.4%)
Gross profit (loss)	$(1,839)	$(2,455)	$616	25.1%
Unit sales	7,212	7,890	(678)	(8.6%)
Revenue per unit	$5,303	$5,123	$180	3.5%
Gross profit (loss) per unit	$(255)	$(311)	$56	18.0%
Gross profit (loss) as a % of revenue	(4.8%)	(6.1%)	130	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$82,599	$81,670	$929	1.1%
Gross profit (loss)	$(2,915)	$(2,651)	$(264)	(10.0%)
Unit sales	15,630	15,578	52	0.3%
Revenue per unit	$5,285	$5,243	$42	0.8%
Gross profit (loss) per unit	$(187)	$(170)	$(17)	(10.0%)
Gross profit (loss) as a % of revenue	(3.5%)	(3.2%)	(30)	bps

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

For the three months ended June 30, 2016, wholesale vehicle revenue, gross loss and unit sales volume decreased as we continue to attempt to retail most vehicles before sending the vehicles to wholesale markets. Wholesale unit volume as a percentage of total used unit volume (retail plus wholesale) decreased 120 basis points during the three months ended June 30, 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

For the six months ended June 30, 2016, wholesale vehicle revenue, gross loss and unit sales volume increased due to higher levels of wholesale activity as a result of elevated inventory levels during the first quarter of 2016. For the six months ended June 30, 2016, wholesale unit volume as a percentage of total used unit volume (retail plus wholesale) decreased 30 basis points, as we continue to attempt to retail most vehicles before sending the vehicles to wholesale markets.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of same store basis and reported basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$351,310	$341,035	$10,275	3.0%
Acquisitions and dispositions	19	5,129	(5,110)	(99.6%)
Total as reported	$351,329	$346,164	$5,165	1.5%

Total Fixed Operations gross profit:
Same store	$168,132	$167,731	$401	0.2%
Acquisitions and dispositions	89	2,504	(2,415)	(96.4%)
Total as reported	$168,221	$170,235	$(2,014)	(1.2%)

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$697,365	$658,308	$39,057	5.9%
Acquisitions and dispositions	19	11,050	(11,031)	(99.8%)
Total as reported	$697,384	$669,358	$28,026	4.2%

Total Fixed Operations gross profit:
Same store	$333,781	$321,234	$12,547	3.9%
Acquisitions and dispositions	441	5,375	(4,934)	(91.8%)
Total as reported	$334,222	$326,609	$7,613	2.3%

Our reported Fixed Operations results are as follows:	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
Reported Fixed Operations:	(In thousands)
Revenue
Customer pay	$149,248	$146,548	$2,700	1.8%
Warranty	54,812	57,150	(2,338)	(4.1%)
Wholesale parts	44,021	45,850	(1,829)	(4.0%)
Internal, sublet and other	103,248	96,616	6,632	6.9%
Total revenue	$351,329	$346,164	$5,165	1.5%
Gross profit
Customer pay	$81,323	$80,286	$1,037	1.3%
Warranty	29,449	32,679	(3,230)	(9.9%)
Wholesale parts	7,797	8,148	(351)	(4.3%)
Internal, sublet and other	49,652	49,122	530	1.1%
Total gross profit	$168,221	$170,235	$(2,014)	(1.2%)
Gross profit as a % of revenue
Customer pay	54.5%	54.8%	(30)	bps
Warranty	53.7%	57.2%	(350)	bps
Wholesale parts	17.7%	17.8%	(10)	bps
Internal, sublet and other	48.1%	50.8%	(270)	bps
Total gross profit as a % of revenue	47.9%	49.2%	(130)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
Reported Fixed Operations:	(In thousands)
Revenue
Customer pay	$296,642	$284,171	$12,471	4.4%
Warranty	112,371	110,648	1,723	1.6%
Wholesale parts	89,331	90,862	(1,531)	(1.7%)
Internal, sublet and other	199,040	183,677	15,363	8.4%
Total revenue	$697,384	$669,358	$28,026	4.2%
Gross profit
Customer pay	$161,680	$155,963	$5,717	3.7%
Warranty	60,775	62,440	(1,665)	(2.7%)
Wholesale parts	15,738	16,287	(549)	(3.4%)
Internal, sublet and other	96,029	91,919	4,110	4.5%
Total gross profit	$334,222	$326,609	$7,613	2.3%
Gross profit as a % of revenue
Customer pay	54.5%	54.9%	(40)	bps
Warranty	54.1%	56.4%	(230)	bps
Wholesale parts	17.6%	17.9%	(30)	bps
Internal, sublet and other	48.2%	50.0%	(180)	bps
Total gross profit as a % of revenue	47.9%	48.8%	(90)	bps
Our same store Fixed Operations results are as follows:	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
Same store Fixed Operations:	(In thousands)
Revenue
Customer pay	$149,246	$144,293	$4,953	3.4%
Warranty	54,812	56,382	(1,570)	(2.8%)
Wholesale parts	44,021	45,133	(1,112)	(2.5%)
Internal, sublet and other	103,231	95,227	8,004	8.4%
Total revenue	$351,310	$341,035	$10,275	3.0%
Gross profit
Customer pay	$81,322	$79,028	$2,294	2.9%
Warranty	29,543	32,272	(2,729)	(8.5%)
Wholesale parts	7,797	8,003	(206)	(2.6%)
Internal, sublet and other	49,470	48,428	1,042	2.2%
Total gross profit	$168,132	$167,731	$401	0.2%
Gross profit as a % of revenue
Customer pay	54.5%	54.8%	(30)	bps
Warranty	53.9%	57.2%	(330)	bps
Wholesale parts	17.7%	17.7%	0	bps
Internal, sublet and other	47.9%	50.9%	(300)	bps
Total gross profit as a % of revenue	47.9%	49.2%	(130)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
Same store Fixed Operations:	(In thousands)
Revenue
Customer pay	$296,640	$278,930	$17,710	6.3%
Warranty	112,371	109,076	3,295	3.0%
Wholesale parts	89,331	89,334	(3)	(0.0%)
Internal, sublet and other	199,023	180,968	18,055	10.0%
Total revenue	$697,365	$658,308	$39,057	5.9%
Gross profit
Customer pay	$161,679	$153,078	$8,601	5.6%
Warranty	60,825	61,572	(747)	(1.2%)
Wholesale parts	15,739	15,990	(251)	(1.6%)
Internal, sublet and other	95,538	90,594	4,944	5.5%
Total gross profit	$333,781	$321,234	$12,547	3.9%
Gross profit as a % of revenue
Customer pay	54.5%	54.9%	(40)	bps
Warranty	54.1%	56.4%	(230)	bps
Wholesale parts	17.6%	17.9%	(30)	bps
Internal, sublet and other	48.0%	50.1%	(210)	bps
Total gross profit as a % of revenue	47.9%	48.8%	(90)	bps

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

During the three months ended June 30, 2016, our Fixed Operations customer pay revenue increased approximately $5.0 million, or 3.4%, and customer pay gross profit increased approximately $2.3 million, driven primarily by our Lexus, Audi and Honda dealerships. Warranty revenue during the three months ended June 30, 2016 decreased approximately $1.6 million, or 2.8%, and warranty gross profit decreased approximately $2.7 million, or 8.5%, driven primarily by decreases at our BMW and Lexus dealerships, offset partially by increased warranty gross profit at our Toyota and Ford dealerships. During the three months ended June 30, 2016, internal, sublet and other revenue increased approximately $8.0 million, or 8.4%, and internal, sublet and other gross profit increased approximately $1.0 million, or 2.2%, on higher levels of used vehicle reconditioning and hail damage repairs.

For the three months ended June 30, 2016, an increase in Fixed Operations revenue contributed approximately $5.1 million in additional gross profit, offset partially by a 130 basis point decrease in gross margin rate, which reduced the gross profit increase by approximately $4.7 million, for a net $0.4 million increase in Fixed Operations gross profit. For the three months ended June 30, 2016, the gross margin rate decreased primarily due to lower gross margin rates at our BMW and Lexus dealerships and a shift in Fixed Operations revenue mix from our higher-margin warranty business to lower-margin sublet business as a result of hail damage repairs and cost associated with loaner vehicles related to customer vehicles subject to safety recalls.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

During the six months ended June 30, 2016, our Fixed Operations customer pay revenue increased approximately $17.7 million, or 6.3%, and customer pay gross profit increased approximately $8.6 million, or 5.6%, driven primarily by our BMW, Audi and Lexus dealerships. Warranty revenue during the six months ended June 30, 2016 increased approximately $3.3 million, or 3.0%, and warranty gross profit decreased approximately $0.7 million, or 1.2%, driven primarily by decreases in warranty activity (including recalls) and gross margin rate, at our BMW and Lexus dealerships, offset partially by increases at our Honda and Toyota dealerships. During the six months ended June 30, 2016, internal, sublet and other revenue increased approximately $18.1 million, or 10.0%, and internal, sublet and other gross profit increased approximately $4.9 million, or 5.5%, on higher levels of used vehicle reconditioning and hail damage repairs.

For the six months ended June 30, 2016, an increase in Fixed Operations revenue contributed approximately $19.0 million in additional gross profit, offset partially by a 90 basis point decrease in gross margin rate, which reduced the gross profit increase by approximately $6.5 million, for a net $12.5 million increase in Fixed Operations gross profit. For the six months ended June 30, 2016, the gross margin rate decreased primarily due to lower gross margin rates at our BMW and Lexus dealerships and a shift in Fixed

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations revenue mix from our higher-margin warranty business to lower-margin sublet business as a result of hail damage repairs and cost associated with loaner vehicles related to customer vehicles subject to safety recalls.

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

The following tables provide a reconciliation of same store basis and reported basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$83,884	$81,492	$2,392	2.9%
Acquisitions and dispositions	204	871	(667)	(76.6%)
Total as reported	$84,088	$82,363	$1,725	2.1%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,342	$1,270	$72	5.7%
Acquisitions and dispositions	3	(2)	5	250.0%
Total as reported	$1,345	$1,268	$77	6.1%

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$164,736	$155,182	$9,554	6.2%
Acquisitions and dispositions	625	1,781	(1,156)	(64.9%)
Total as reported	$165,361	$156,963	$8,398	5.4%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,350	$1,263	$87	6.9%
Acquisitions and dispositions	5	(2)	7	350.0%
Total as reported	$1,355	$1,261	$94	7.5%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

F&I revenues increased approximately $2.4 million, or 2.9%, and F&I gross profit per retail unit increased $72 per unit, or 5.7%, during the three months ended June 30, 2016. The growth in F&I is attributed to improved penetration rates on finance and service contracts as a result of increased visibility into performance drivers provided by our proprietary internal software applications, which more than offset the impact of lower combined retail new and used unit sales volume.

Finance contract revenue increased 2.1% in the three months ended June 30, 2016, primarily due to a 400 basis point increase in the finance contract penetration rate. Finance contract revenue may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 11.2% in the three months ended June 30, 2016, driven primarily by a 230 basis point increase in the service contract penetration rate and a 6.8% increase in gross profit per service contract. Other aftermarket contract revenue

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decreased 2.3% in the three months ended June 30, 2016, driven primarily by a 1,000 basis point decrease in the other aftermarket penetration rate, offset partially by an 8.2% increase in gross profit per aftermarket contract.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

F&I revenues increased approximately $9.6 million, or 6.2%, and F&I gross profit per retail unit increased $87 per unit, or 6.9%, during the six months ended June 30, 2016. The growth in F&I is attributed to improved penetration rates on finance and service contracts as a result of increased visibility into performance drivers provided by our proprietary internal software applications, which more than offset the impact of lower combined retail new and used unit sales volume.

Finance contract revenue increased 3.8% in the six months ended June 30, 2016, primarily due to a 460 basis point increase in the finance contract penetration rate. Finance contract revenue may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 14.5% in the six months ended June 30, 2016, driven primarily by a 280 basis point increase in the service contract penetration rate and a 6.5% increase in gross profit per service contract. Other aftermarket contract revenue increased 0.8% in the six months ended June 30, 2016, driven primarily by an 8.2% increase in gross profit per aftermarket contract, offset partially by an 850 basis point decrease in the other aftermarket penetration rate.

Segment Results

In the following tables of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$2,352,840	$2,402,764	$(49,924)	(2.1%)
EchoPark®	29,472	20,976	8,496	40.5%
Total consolidated revenues	$2,382,312	$2,423,740	$(41,428)	(1.7%)
Segment income (loss) (1):
Franchised Dealerships	$53,561	$41,714	$11,847	28.4%
EchoPark®	(3,206)	(3,929)	723	18.4%
Total segment income (loss)	50,355	37,785	12,570	33.3%
Interest expense, other, net	(12,205)	(13,054)	849	6.5%
Other income (expense), net	6	10	(4)	(40.0%)
Income (loss) from continuing operations before taxes	$38,156	$24,741	$13,415	54.2%

(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail new and used vehicle unit sales volume:
Franchised Dealerships	61,380	64,096	(2,716)	(4.2%)
EchoPark®	1,136	881	255	28.9%
Total retail new and used vehicle unit sales volume	62,516	64,977	(2,461)	(3.8%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$4,563,425	$4,622,594	$(59,169)	(1.3%)
EchoPark®	53,514	36,662	16,852	46.0%
Total consolidated revenues	$4,616,939	$4,659,256	$(42,317)	(0.9%)
Segment income (loss) (1):
Franchised Dealerships	$92,854	$84,785	$8,069	9.5%
EchoPark®	(6,630)	(10,282)	3,652	35.5%
Total segment income (loss)	86,224	74,503	11,721	15.7%
Interest expense, other, net	(24,544)	(26,274)	1,730	6.6%
Other income (expense), net	110	100	10	10.0%
Income (loss) from continuing operations before taxes	$61,790	$48,329	$13,461	27.9%

(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail new and used vehicle unit sales volume:
Franchised Dealerships	119,928	122,905	(2,977)	(2.4%)
EchoPark®	2,077	1,541	536	34.8%
Total retail new and used vehicle unit sales volume	122,005	124,446	(2,441)	(2.0%)

Franchised Dealerships

See the previous headings “New Vehicles,” “Used Vehicles,” “Wholesale Vehicles,” “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” for further discussion of the operating results of our Franchised Dealerships and EchoPark® segments. The previous tables and discussion include operating results for our EchoPark® segment as the results for EchoPark® are not individually material to the combined operating results.

EchoPark®

We opened the first two EchoPark® locations in November and December 2014, the third location in January 2015 and the fourth and fifth locations in June 2016. We expect to open an additional EchoPark® store in Colorado by the end of the 2016, and have begun the process of expanding into additional markets in North Carolina, South Carolina and Texas with operations in these new markets expected to begin in 2017. Our EchoPark® business operates independently from our previously existing new and used dealership sales operations and offers customers an exciting shopping and buying experience.

During the three months ended June 30, 2016, EchoPark® generated approximately $29.5 million of revenue, up $8.5 million, or 40.5%, from the prior year period, and gross profit of $3.4 million, up $0.8 million, or 30.2%, from the prior year period. EchoPark® retail used vehicle unit volume was 1,136 units, up 255 units, or 28.9%, from the prior year period, and retail used vehicle gross profit per unit was $1,042 per unit, a decrease of $227 per unit, or 17.9%, from the prior year period. EchoPark® F&I gross profit per unit was $1,140 per unit, up $230 per unit, or 25.3%, from the prior year period, as our training and playbook processes enabled our customer experience guides to more effectively provide F&I products to our customers. EchoPark® incurred a $3.0 million operating loss during the three months ended June 30, 2016, compared to a $3.8 million operating loss in the prior year period.

During the six months ended June 30, 2016, EchoPark® generated approximately $53.5 million of revenue, up $16.9 million, or 46.0%, from the prior year period, and gross profit of $6.6 million, up $2.2 million, or 50.1%, from the prior year period. EchoPark® retail used vehicle unit volume was 2,077 units, up 536 units, or 34.8%, from the prior year period, and retail used vehicle gross profit per unit was $1,200 per unit, a decrease of $119 per unit, or 9.0%, from the prior year period. EchoPark® F&I gross profit per unit was $1,244 per unit, up $343 per unit, or 38.1%, from the prior year period, as our training and playbook processes enabled our customer experience guides to more effectively provide F&I products to our customers. EchoPark® incurred a $6.2 million operating loss during the six months ended June 30, 2016, compared to an $8.6 million operating loss in the prior year period, excluding the effects of a $1.4 million impairment charge in the prior year period.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including certain customer-related costs, insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.

The following tables set forth information related to our reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$166,560	$167,811	$1,251	0.7%
Advertising	15,499	15,358	(141)	(0.9%)
Rent	18,508	18,246	(262)	(1.4%)
Other	76,637	83,246	6,609	7.9%
Total SG&A expenses	$277,204	$284,661	$7,457	2.6%

SG&A expenses as a % of gross profit:
Compensation	47.1%	47.2%	10	bps
Advertising	4.4%	4.3%	(10)	bps
Rent	5.2%	5.1%	(10)	bps
Other	21.8%	23.5%	170	bps
Total SG&A expenses as a % of gross profit	78.5%	80.1%	160	bps

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$335,601	$329,669	$(5,932)	(1.8%)
Advertising	30,847	30,689	(158)	(0.5%)
Rent	37,228	36,500	(728)	(2.0%)
Other	157,904	158,665	761	0.5%
Total SG&A expenses	$561,580	$555,523	$(6,057)	(1.1%)

SG&A expenses as a % of gross profit:
Compensation	48.0%	47.7%	(30)	bps
Advertising	4.4%	4.4%	0	bps
Rent	5.3%	5.3%	0	bps
Other	22.7%	23.1%	40	bps
Total SG&A expenses as a % of gross profit	80.4%	80.5%	10	bps

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

For the three months ended June 30, 2016, overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit primarily due to lower SG&A expenses, such as variable compensation, medical insurance claims, legal expenses, physical damage and lower overall gross profit. Overall SG&A expenses as a percentage of gross profit decreased 160 basis points in the three months ended June 30, 2016.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Compensation expense decreased both in dollar amount and as a percentage of gross profit during the three months ended June 30, 2016, primarily due to lower levels of new and used sales compensation and lower medical insurance claims expense.

In the three months ended June 30, 2016, advertising expense increased slightly in both dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business, but did not yet achieve the gross profit expected.

Rent expense increased slightly in both dollar amount and as a percentage of gross profit during the three months ended June 30, 2016, due primarily to additional rent related to storage of vehicles, construction projects and the effects of higher lease rates.

Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit during the three months ended June 30, 2016, primarily due to a decrease in legal expenses and the effects of hail and flood damage in the prior year period. The prior year period included charges of approximately $3.4 million of store-related physical damage, $0.6 million of legal expense, and a net disposal gain of $0.8 million.

On an adjusted basis, SG&A expenses as a percentage of gross profit were 78.5% for the three months ended June 30, 2016, down 70 basis points from the prior year period. For the three months ended June 30, 2016, there were no adjustments to SG&A.  For the three months ended June 30, 2015, adjusted SG&A excludes the effect of approximately $3.4 million of store-related physical damage, $0.6 million of legal expenses and a net disposal gain of $0.8 million as discussed above.

Six Month Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

For the six months ended June 30, 2016, overall SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, due in part to higher levels of gross profit and reductions in medical insurance claims and legal expenses. Overall SG&A expenses as a percentage of gross profit decreased 10 basis points in the six months ended June 30, 2016.

Compensation expense increased both in dollar amount and as a percentage of gross profit during the six months ended June 30, 2016, due primarily to higher levels of gross profit and related Fixed Operations compensation and F&I compensation. Compensation costs in the prior year include approximately $0.9 million of severance and other non-recurring expenses.

In the six months ended June 30, 2016, advertising expense increased in dollar amount, while the percentage of gross profit was flat compared to the prior year period, as we focused on targeted advertising where we would expect the best returns for our business.

Rent expense increased in dollar amount during the six months ended June 30, 2016, due primarily to additional rent related to storage of vehicles, construction projects, the effects of higher lease rates and higher levels of gross profit, while the percentage of gross profit was flat compared to the prior year period.

Other SG&A expenses, including a current year charge of approximately $6.0 million related to hail and flood damage in our Texas market, decreased both in dollar amount and as a percentage of gross profit during the six months ended June 30, 2016. This decrease is primarily related to higher gross profit dollars in the current year period and higher expenses in the prior year period, including approximately $3.5 million of store-related physical damage and $0.6 million of legal expense, partially offset by net disposal gain of $0.7 million.

On an adjusted basis, SG&A expenses as a percentage of gross profit were 79.5%, down 30 basis points from the prior year period. For the six months ended June 30, 2016, adjusted SG&A excludes the effect of approximately $6.0 million related to hail and flood damage in our Texas market. For the six months ended June 30, 2015, adjusted SG&A excludes the effect of approximately $3.5 million of store-related physical damage, $0.6 million of legal expense, $0.9 million of severance and other expenses and a net disposal gain of $0.7 million as discussed above.

Impairment Charges

Impairment charges decreased approximately $10.3 million and $16.5 million during the three and six months ended June 30, 2016, respectively. Impairment charges for the three months ended June 30, 2016 include the write-off of capitalized costs associated with the abandonment of certain construction projects. Impairment charges for the three months ended June 30, 2015 include the write-off of goodwill, intangible assets, property and equipment as part of the disposal of a franchise, as well as abandonment of certain construction projects. Impairment charges for the six months ended June 30, 2015 include the write-off of goodwill, intangible

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assets, property and equipment as part of the disposal of a franchise, abandonment of certain construction projects as well as the write-off of certain costs associated with website and software development projects.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $1.6 million, or 9.3%, and $3.7 million, or 10.9%, during the three and six months ended June 30, 2016, respectively, due primarily to completed construction projects and purchases of fixed assets that were placed in service subsequent to June 30, 2016.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles increased approximately $1.3 million, or 26.6%, and $2.9 million, or 32.0%, in the three and six months ended June 30, 2016, respectively. The average new vehicle floor plan notes payable balance increased approximately $140.4 million and $220.5 million in the three and six months ended June 30, 2016, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.6 million and $1.7 million in the three and six months ended June 30, 2016, respectively. The average new vehicle floor plan interest rate was 1.84% and 1.76% in the three and six months ended June 30, 2016, respectively, compared to 1.62% and 1.58% in the three and six months ended June 30, 2015, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.7 million and $1.2 million in the three and six months ended June 30, 2016, respectively. During the three and six month ended June 30, 2016, our new vehicle inventory levels were elevated due to a significant number of “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers to not sell the particular model until the recall work was performed.

Interest expense, floor plan for used vehicles increased approximately $0.1 million, or 11.3%, and $0.1 million, or 7.9%, in the three and six months ended June 30, 2016, respectively. The average used vehicle floor plan notes payable balance increased approximately $38.7 million and $33.4 million in the three and six months ended June 30, 2016, respectively, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million and $0.3 million the three and six months ended June 30, 2016, respectively. The average used vehicle floor plan interest rate was 1.48% and 1.52% in the three and six months ended June 30, 2016, respectively, compared to 1.78% and 1.84% in the three and six months ended June 30, 2015, respectively, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2016, respectively.

Interest Expense, Other, Net

Interest expense, other, net is summarized in the schedule below:

	Three Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Stated/coupon interest	$11,088	$10,498	$(590)	(5.6%)
Discount/premium amortization	40	38	(2)	(5.3%)
Deferred loan cost amortization	628	618	(10)	(1.6%)
Cash flow swap interest	1,126	2,089	963	46.1%
Capitalized interest	(827)	(364)	463	127.2%
Other interest	150	175	25	14.3%
Total interest expense, other, net	$12,205	$13,054	$849	6.5%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Stated/coupon interest	$22,057	$20,853	$(1,204)	(5.8%)
Discount/premium amortization	80	75	(5)	(6.7%)
Deferred loan cost amortization	1,250	1,236	(14)	(1.1%)
Cash flow swap interest	2,316	4,314	1,998	46.3%
Capitalized interest	(1,463)	(592)	871	147.1%
Other interest	304	388	84	21.6%
Total interest expense, other, net	$24,544	$26,274	$1,730	6.6%

Interest expense, other, net decreased approximately $0.8 million and $1.7 million during the three and six months ended June 30, 2016, respectively, primarily due to a decrease in cash flow swap interest payments and higher levels of interest capitalized in conjunction with construction projects, offset partially by higher stated/coupon interest related to additional mortgage notes payable.

Income Taxes

The overall effective tax rate from continuing operations was 39.6% and 39.3% for the three and six months ended June 30, 2016, respectively, and was 39.0% for both the three and six months ended June 30, 2015. The effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$(133)	$(393)	$(327)	$(645)
Lease exit accrual adjustments and charges	(229)	(116)	227	(555)
Pre-tax income (loss)	$(362)	$(509)	$(100)	$(1,200)
Total revenues	$-	$-	$-	$-

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We had the following liquidity resources available as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$2,419	$3,625
Availability under our revolving credit facility	175,849	181,058
Availability under our used vehicle floor plan facilities	38,879	21,192
Floor plan deposit balance	25,000	74,000
Total available liquidity resources	$242,147	$279,875

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $25.0 million and $74.0 million as of June 30, 2016 and December 31, 2015, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used vehicle floor plan facilities was 1.80% and 1.74% in the three and six months ended June 30, 2016, respectively, and 1.64% and 1.61% in the three and six months ended June 30, 2015, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.9 million and $21.0 million in floor plan assistance in the three and six months ended June 30, 2016, respectively, and $10.2 million and $19.4 million in the three and six months ended June 30, 2015, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $10.3 million and $20.8 million in the three and six months ended June 30, 2016, respectively, and $11.2 million and $19.6 million in the three and six months ended June 30, 2015, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

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

Capital expenditures in the three and six months ended June 30, 2016 were approximately $67.6 million and $109.0 million, respectively. Of this amount, approximately $29.4 million and $60.2 million were related to facility construction projects in the three and six months ended June 30, 2016, respectively. Real estate acquisitions accounted for approximately $29.9 million and $34.5 million in the three and six months ended June 30, 2016, respectively. Fixed assets utilized in our dealership operations accounted for the remaining $8.3 million and $14.3 million of the capital expenditures in the three and six months ended June 30, 2016, respectively.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Of the capital expenditures in the three months ended June 30, 2016, approximately $42.6 million was funded through mortgage financing and approximately $25.0 million was funded through cash from operations and use of our credit facilities. Of the capital expenditures in the six months ended June 30, 2016, approximately $76.3 million was funded through mortgage financing and approximately $32.7 million was funded through cash from operations and use of our credit facilities. As of June 30, 2016, commitments for facilities construction projects totaled approximately $33.8 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the six months ended June 30, 2016, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. During the three and six months ended June 30, 2016, we repurchased approximately 0.8 million and 4.9 million shares of our Class A common stock, respectively, for approximately $13.1 million and $87.5 million, respectively, in open-market transactions at prevailing market prices, including two separate private block trades in the three months ended March 31, 2016, and in connection with tax withholdings on the vesting of equity compensation awards. As of June 30, 2016, our total remaining repurchase authorization was approximately $57.5 million. Under the 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists.

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

Dividends

During the three months ended June 30, 2016, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2016 to be paid on July 15, 2016. Subsequent to June 30, 2016, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of September 15, 2016 to be paid on October 14, 2016. Under the 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of restrictions on the payment of dividends.

Cash Flows

Net cash provided by operating activities in the six months ended June 30, 2016 was approximately $106.7 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables and other assets, offset partially by a decrease in notes payable – floor plan – trade. In the six months ended June 30, 2015, net cash provided by operating activities was approximately $54.3 million. This provision of cash was comprised primarily of cash inflows related to operating profits, and a decrease in receivables and an increase in notes payable – floor plan – trade, offset partially by decreases in trade accounts payable and other liabilities and an increase in inventories.

Net cash used in investing activities in the six months ended June 30, 2016 was approximately $108.1 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in investing activities in the six months ended June 30, 2015 was approximately $80.9 million. This use of cash was primarily comprised of purchases of land, property and equipment.

Net cash provided by financing activities in the six months ended June 30, 2016 was approximately $0.2 million. This provision of cash was comprised primarily of cash inflows related to borrowing on notes payable – floor plan – non-trade and proceeds from

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

issuance of mortgage-related long-term debt, offset partially by purchases of treasury stock. Net cash provided by financing activities in the six months ended June 30, 2015 was approximately $25.9 million. This provision of cash was comprised primarily of cash inflows related to proceeds from issuance of mortgage-related long-term debt, offset partially by a decrease in notes payable – floor plan – non-trade, payments on long-term debt and purchases of treasury stock.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $76.4 million in the six months ended June 30, 2016 and net cash provided by combined trade and non-trade floor plan financing was approximately $46.7 million in the six months ended June 30, 2015. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $136.6 million and $49.1 million in the six months ended June 30, 2016 and 2015, respectively.

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

Future Liquidity Outlook

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof) and our 2014 Credit Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

Off-Balance Sheet Arrangements

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Seasonality

Our operations are subject to seasonal variations. The first quarter normally contributes less operating profit than the second, third and fourth quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand remains stable throughout the year.

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1.1 billion at June 30, 2016. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $5.9 million in the six months ended June 30, 2016. Of the total change in interest expense, approximately $5.1 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three and six months ended June 30, 2016 due to the leases containing LIBOR floors which were above the LIBOR rate during the three and six months ended June 30, 2016.

We also have interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at June 30, 2016 was a liability of approximately $17.5 million, with $6.6 million included in other accrued liabilities and $10.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Under the terms of these cash flow swaps, we will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.4		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.6		4.655%	one-month LIBOR	December 10, 2017
$6.8	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.1	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$200.0		0.788%	one-month LIBOR	July 1, 2016
$50.0	(3)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(4)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(3)	2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0	(3)	1.303%	one-month LIBOR	July 1, 2017
$125.0	(5)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(6)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(6)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(7)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(6)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(7)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 0.467% at June 30, 2016.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2016.
(4)	The effective date of this forward-starting swap is July 3, 2017.
(5)	The effective date of these forward-starting swaps is July 1, 2017.
(6)	The effective date of these forward-starting swaps is July 2, 2018.
(7)	The effective date of these forward-starting swaps is July 1, 2019.

SONIC AUTOMOTIVE, INC.

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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC.

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

April 2016	363	$17.62	363	$64,184
May 2016	158	$17.14	158	$61,470
June 2016	237	$16.74	237	$57,499
Total	758		758

(1)

On January 20, 2016, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our previously announced share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
January 2016 authorization	$100,000
Total active program repurchases prior to June 30, 2016	(42,501)
Current remaining availability as of June 30, 2016	$57,499

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

SONIC AUTOMOTIVE, INC.

Date: July 27, 2016	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: July 27, 2016	By:	/s/ HEATH R. BYRD
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