Form 10-Q
period 2016-09-30
SONIC AUTOMOTIVE INC
filed 2016-11-01
CIK 1043509

70 S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016, there were 32,840,726 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

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

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars and shares in thousands, except per share amounts)

Revenues:
New vehicles	$1,375,144	$1,368,029	$3,826,178	$3,865,639
Used vehicles	660,974	652,058	1,881,514	1,904,594
Wholesale vehicles	70,522	37,971	153,141	120,760
Total vehicles	2,106,640	2,058,058	5,860,833	5,890,993
Parts, service and collision repair	361,709	350,520	1,059,093	1,019,878
Finance, insurance and other, net	89,579	85,830	254,940	242,792
Total revenues	2,557,928	2,494,408	7,174,866	7,153,663
Cost of Sales:
New vehicles	(1,312,756)	(1,302,594)	(3,639,500)	(3,671,919)
Used vehicles	(621,352)	(610,328)	(1,764,393)	(1,781,323)
Wholesale vehicles	(73,029)	(40,452)	(158,566)	(126,126)
Total vehicles	(2,007,137)	(1,953,374)	(5,562,459)	(5,579,368)
Parts, service and collision repair	(191,706)	(180,783)	(554,867)	(523,531)
Total cost of sales	(2,198,843)	(2,134,157)	(6,117,326)	(6,102,899)
Gross profit	359,085	360,251	1,057,540	1,050,764
Selling, general and administrative expenses	(282,141)	(280,041)	(843,721)	(835,564)
Impairment charges	(6,089)	(37)	(6,240)	(16,698)
Depreciation and amortization	(19,928)	(17,250)	(57,302)	(50,953)
Operating income (loss)	50,927	62,923	150,277	147,549
Other income (expense):
Interest expense, floor plan	(6,672)	(5,364)	(19,797)	(15,488)
Interest expense, other, net	(13,016)	(12,361)	(37,560)	(38,635)
Other income (expense), net	11	-	120	102
Total other income (expense)	(19,677)	(17,725)	(57,237)	(54,021)
Income (loss) from continuing operations before taxes	31,250	45,198	93,040	93,528
Provision for income taxes for continuing operations - benefit (expense)	(12,281)	(18,095)	(36,565)	(36,944)
Income (loss) from continuing operations	18,969	27,103	56,475	56,584
Discontinued operations:
Income (loss) from discontinued operations before taxes	(1,413)	(999)	(1,513)	(2,200)
Provision for income taxes for discontinued operations - benefit (expense)	555	401	595	869
Income (loss) from discontinued operations	(858)	(598)	(918)	(1,331)
Net income (loss)	$18,111	$26,505	$55,557	$55,253

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.42	$0.54	$1.23	$1.12
Earnings (loss) per share from discontinued operations	(0.02)	(0.01)	(0.02)	(0.03)
Earnings (loss) per common share	$0.40	$0.53	$1.21	$1.09
Weighted average common shares outstanding	45,118	50,456	45,930	50,697

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.42	$0.53	$1.22	$1.11
Earnings (loss) per share from discontinued operations	(0.02)	(0.01)	(0.02)	(0.03)
Earnings (loss) per common share	$0.40	$0.52	$1.20	$1.08
Weighted average common shares outstanding	45,354	50,769	46,130	51,086

Dividends declared per common share	$0.05	$0.025	$0.15	$0.075

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$18,111	$26,505	$55,557	$55,253
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	4,197	(4,221)	(3,479)	(4,271)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(1,595)	1,604	1,322	1,623
Other comprehensive income (loss)	2,602	(2,617)	(2,157)	(2,648)
Comprehensive income (loss)	$20,713	$23,888	$53,400	$52,605

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,941	$3,625
Receivables, net	299,254	378,520
Inventories	1,511,336	1,599,581
Assets held for sale	6,347	-
Other current assets	37,603	101,386
Total current assets	1,857,481	2,083,112
Property and Equipment, net	978,008	886,902
Goodwill	473,161	471,493
Other Intangible Assets, net	80,394	80,876
Other Assets	40,147	39,998
Total Assets	$3,429,191	$3,562,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$762,887	$893,466
Notes payable - floor plan - non-trade	588,619	625,367
Trade accounts payable	108,210	131,204
Accrued interest	12,987	12,640
Other accrued liabilities	236,883	218,507
Current maturities of long-term debt	43,241	33,437
Total current liabilities	1,752,827	1,914,621
Long-Term Debt	842,894	781,145
Other Long-Term Liabilities	66,876	64,245
Deferred Income Taxes	81,150	73,322
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 62,956,894 shares issued and 32,840,726 shares outstanding at September 30, 2016; 62,586,381 shares issued and 37,910,938 shares outstanding at December 31, 2015	630	626
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2016 and December 31, 2015	121	121
Paid-in capital	720,416	713,118
Retained earnings	505,747	457,010
Accumulated other comprehensive income (loss)	(7,789)	(5,632)
Treasury stock, at cost; 30,116,168 Class A common stock shares held at September 30, 2016 and 24,675,443 Class A common stock shares held at December 31, 2015	(533,681)	(436,195)
Total Stockholders’ Equity	685,444	729,048
Total Liabilities and Stockholders’ Equity	$3,429,191	$3,562,381

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2015	62,586	$626	(24,675)	$(436,195)	12,029	$121	$713,118	$457,010	$(5,632)	$729,048
Shares awarded under stock compensation plans	371	4	-	-	-	-	5	-	-	9
Purchases of treasury stock	-	-	(5,441)	(97,486)	-	-	-	-	-	(97,486)
Income tax expense associated with stock compensation plans	-	-	-	-	-	-	(1,101)	-	-	(1,101)
Change in fair value of interest rate swap agreements, net of tax benefit of $1,322	-	-	-	-	-	-	-	-	(2,157)	(2,157)
Restricted stock amortization	-	-	-	-	-	-	8,394	-	-	8,394
Net income (loss)	-	-	-	-	-	-	-	55,557	-	55,557
Dividends declared ($0.15 per share)	-	-	-	-	-	-	-	(6,820)	-	(6,820)
Balance at September 30, 2016	62,957	$630	(30,116)	$(533,681)	12,029	$121	$720,416	$505,747	$(7,789)	$685,444

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55,557	$55,253
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	57,298	50,948
Provision for bad debt expense	260	1,633
Other amortization	487	487
Debt issuance cost amortization	1,886	1,456
Debt discount amortization, net of premium amortization	226	127
Stock-based compensation expense	8,394	7,409
Deferred income taxes	8,004	16,837
Net distributions from equity investee	(123)	(53)
Asset impairment charges	6,240	16,698
Loss (gain) on disposal of dealerships and property and equipment	(245)	(699)
Loss (gain) on exit of leased dealerships	1,109	1,485
Changes in assets and liabilities that relate to operations:
Receivables	85,708	76,888
Inventories	94,910	(110,732)
Other assets	63,763	(20,532)
Notes payable - floor plan - trade	(130,579)	50,413
Trade accounts payable and other liabilities	(11,362)	(15,953)
Total adjustments	185,976	76,412
Net cash provided by (used in) operating activities	241,533	131,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(15,861)	-
Purchases of land, property and equipment	(155,060)	(127,098)
Proceeds from sales of property and equipment	1,050	1,256
Proceeds from sales of dealerships	-	1,250
Net cash provided by (used in) investing activities	(169,871)	(124,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(36,748)	(29,194)
Borrowings on revolving credit facilities	183,275	309,409
Repayments on revolving credit facilities	(187,478)	(306,163)
Proceeds from issuance of long-term debt	99,592	65,075
Debt issuance costs	(216)	-
Principal payments and repurchase of long-term debt	(25,735)	(14,280)
Purchases of treasury stock	(97,486)	(32,040)
Income tax benefit (expense) associated with stock compensation plans	(1,101)	416
Issuance of shares under stock compensation plans	9	1,839
Dividends paid	(6,458)	(3,824)
Net cash provided by (used in) financing activities	(72,346)	(8,762)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(684)	(1,689)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,625	4,182
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,941	$2,493

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow interest rate swap agreements (net of tax benefit of $1,322 and
$1,623 in the nine months ended September 30, 2016 and 2015, respectively)	$(2,157)	$(2,648)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$57,149	$53,694
Income taxes	$26,922	$21,718

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and nine months ended September 30, 2016 and 2015, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited consolidated financial statements included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that leases are classified as either finance or operating leases, a right-of-use asset and lease liability is recognized in the statement of financial position, and repayments are classified within operating activities in the statement of cash flows. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). Upon adoption of this ASU, the presentation of certain items in Sonic’s consolidated financial position, cash flows and other disclosures will be impacted, primarily the recognition of a right-of-use asset and an associated liability.

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (early adoption is permitted). Upon adoption of this ASU, interim period and annual period income tax expense will be affected by option exercises and restricted stock vestings.

In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash receipts and cash payments on the statement of cash flows. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (early adoption is permitted). Upon adoption of this ASU, the presentation of certain items in Sonic’s cash flows and other disclosures may be impacted.

Principles of Consolidation – All of Sonic’s subsidiaries are wholly owned and consolidated in the accompanying condensed consolidated financial statements, except for one 50% - owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2015	$14,527
Interest expense, net of adjustments (1)	1,109
Payments (2)	(4,725)
Balance at September 30, 2016	$10,911

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)

Expense of approximately $1.0 million is recorded in income (loss) from discontinued operations before taxes and expense of approximately $0.1 million is recorded in interest expense, other, net, in the accompanying condensed consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense, with approximately $0.5 million recorded in selling, general and administrative expenses and approximately $4.2 million recorded in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.

Income Tax Expense – The overall effective tax rate from continuing operations was 39.3% for both the three and nine months ended September 30, 2016, and was 40.0% and 39.5% for the three and nine months ended September 30, 2015, respectively. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

2. Business Acquisitions and Dispositions

Acquisitions – During the three and nine months ended September 30, 2016, Sonic acquired three stand-alone used vehicle dealership businesses and real estate for approximately $15.9 million. On a pro forma basis as if the results of these acquisitions had been included in Sonic’s consolidated results for the entire three and nine months ended September 30, 2016 and 2015, revenue and net income would not have been materially different from Sonic’s reported revenue and net income for these periods. Sonic did not acquire any franchises during the nine months ended September 30, 2015.

Dispositions – Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$(350)	$(383)	$(539)	$(1,029)
Lease exit accrual adjustments and charges	(1,063)	(616)	(974)	(1,171)
Pre-tax income (loss)	$(1,413)	$(999)	$(1,513)	$(2,200)
Total revenues	$-	$-	$-	$42

Sonic did not dispose of any franchises during the nine months ended September 30, 2016. Sonic disposed of one franchise during the nine months ended September 30, 2015 that generated net cash of approximately $1.3 million. Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$(41)	$(1,145)	$(313)	$(3,701)
Gain (loss) on disposal	29	(542)	(30)	414
Property and equipment impairment charges	-	-	-	(10,096)
Pre-tax income (loss)	$(12)	$(1,687)	$(343)	$(13,383)
Total revenues	$11	$25,707	$10	$83,275

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
New vehicles	$998,390	$1,161,490
Used vehicles	322,466	251,103
Service loaners	125,731	121,946
Parts, accessories and other	64,749	65,042
Net inventories	$1,511,336	$1,599,581

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Land	$300,400	$260,275
Building and improvements	748,627	679,712
Software and computer equipment	119,448	107,086
Parts and service equipment	88,909	79,219
Office equipment and fixtures	84,919	76,810
Company vehicles	9,077	8,478
Construction in progress	68,683	55,010
Total, at cost	1,420,063	1,266,590
Less accumulated depreciation	(435,708)	(379,688)
Subtotal	984,355	886,902
Less assets held for sale	(6,347)	-
Property and equipment, net	$978,008	$886,902

In the three and nine months ended September 30, 2016, capital expenditures were approximately $46.1 million and $155.1 million, respectively, and in the three and nine months ended September 30, 2015, capital expenditures were approximately $44.2 million and $127.1 million, respectively. Capital expenditures in all periods were related to real estate acquisitions, construction of new dealerships and EchoPark® stores, building improvements and equipment purchased for use in Sonic’s dealerships and EchoPark® stores. Assets held for sale as of September 30, 2016 consists of vacant land that Sonic expects to dispose of in the next twelve months.

Impairment charges for the three and nine months ended September 30, 2016 were approximately $6.1 million and $6.2 million, respectively. Impairment charges for the three months ended September 30, 2015 were immaterial and for the nine months ended September 30, 2015 were approximately $16.7 million. Impairment charges for the three and nine months ended September 30, 2016 include the write-off of property and equipment to be demolished in conjunction with a facility construction project and the write-off of costs associated with abandonment of certain construction projects. Impairment charges for the three and nine months ended September 30, 2015 include the write-off of goodwill, intangible assets, property and equipment as part of the disposal of a franchise, the write-off of certain costs associated with website and software development projects as well as abandonment of certain construction projects.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

The carrying amount of goodwill was approximately $473.2 million and $471.5 million as of September 30, 2016 and December 31, 2015, respectively, reflecting a $1.7 million increase related to business acquisitions in the three months ended September 30, 2016. The carrying amount of goodwill is net of accumulated impairment losses of approximately $796.7 million as of both September 30, 2016 and December 31, 2015. The carrying amount of franchise assets was approximately $74.9 million as of both September 30, 2016 and December 31, 2015.

At December 31, 2015, Sonic had approximately $6.0 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2016 was approximately $5.5 million. Both franchise assets and favorable lease agreement assets are included in other intangible assets, net in the accompanying condensed consolidated balance sheets.

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
2014 Revolving Credit Facility (1)	$-	$4,203
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”) (2)	289,273	300,000
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	178,910	168,410
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.80 percentage points above one-month or three-month LIBOR	226,122	150,961
Net debt discount and premium (3)	(1,320)	(1,562)
Debt issuance costs	(11,214)	(12,884)
Other	4,364	5,454
Total debt	$886,135	$814,582
Less current maturities	(43,241)	(33,437)
Long-term debt	$842,894	$781,145

(1)	The interest on the 2014 Revolving Credit Facility was 2.25% above LIBOR at both September 30, 2016 and December 31, 2015.
(2)

During the three months ended September 30, 2016, Sonic repurchased approximately $10.7 million of its outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.

(3)

September 30, 2016 includes a $1.2 million discount associated with the 7.0% Notes and a $0.1 million discount associated with mortgage notes payable. December 31, 2015 includes a $1.3 million discount associated with the 7.0% Notes and a $0.3 million discount associated with mortgage notes payable.

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

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets (the “Revolving Borrowing Base”), less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility. The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of September 30, 2016, the Revolving Borrowing Base was approximately $193.5 million. As of September 30, 2016, Sonic had no outstanding borrowings and approximately $21.9 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of approximately $171.6 million under the 2014 Revolving Credit Facility. See Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.

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

During the three months ended September 30, 2016, Sonic repurchased approximately $10.7 million of its outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.

Mortgage Notes

During the nine months ended September 30, 2016, Sonic obtained approximately $99.6 million in mortgage financing related to nine of its dealership properties. As of September 30, 2016, the weighted average interest rate was 3.61% and the total outstanding principal balance was approximately $405.0 million, related to approximately 45% of Sonic’s operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates for these mortgage notes range between 2016 and 2033.

Covenants

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of September 30, 2016. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50
September 30, 2016 actual	1.16	1.70	4.32

The 2014 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2016, the ratio was 3.78 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at September 30, 2016 was a liability of approximately $13.1 million, with $5.6 million included in other accrued liabilities and $7.5 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of these swap

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

positions at December 31, 2015 was a liability of approximately $10.0 million, with $5.1 million included in other accrued liabilities and $4.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.3		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.5		4.655%	one-month LIBOR	December 10, 2017
$6.7	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.0	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$50.0		1.320%	one-month LIBOR	July 1, 2017
$250.0	(3)	1.887%	one-month LIBOR	June 30, 2018
$25.0		2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0		1.303%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(5)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(5)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(6)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(6)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(4)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 0.527% at September 30, 2016.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of this forward-starting swap is July 3, 2017.
(4)	The effective date of these forward-starting swaps is July 1, 2017.
(5)	The effective date of these forward-starting swaps is July 2, 2018.
(6)	The effective date of these forward-starting swaps is July 1, 2019.

During the nine months ended September 30, 2016, Sonic entered into four forward-starting interest rate cash flow swap agreements with notional amounts of $100.0 million, $125.0 million, $150.0 million and $125.0 million. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income.

For the interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net in the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2016, these items were a benefit of approximately $0.2 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2015, these items were a benefit of approximately $0.1 million and $0.4 million, respectively.

For the interest rate swaps that qualify as cash flow hedges, the changes in the fair value of these swaps are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $1.5 million and $4.1 million for the three and nine months ended September 30, 2016, respectively, and $1.6 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $3.4 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following tables illustrate the dilutive effect of such items on earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	45,118	$18,969		$(858)		$18,111
Effect of participating securities:
Non-vested restricted stock		(11)		-		(11)
Basic earnings (loss) and shares	45,118	$18,958	$0.42	$(858)	$(0.02)	$18,100	$0.40
Effect of dilutive securities:
Stock compensation plans	236
Diluted earnings (loss) and shares	45,354	$18,958	$0.42	$(858)	$(0.02)	$18,100	$0.40

	Three Months Ended September 30, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,456	$27,103		$(598)		$26,505
Effect of participating securities:
Non-vested restricted stock		(13)		-		(13)
Basic earnings (loss) and shares	50,456	$27,090	$0.54	$(598)	$(0.01)	$26,492	$0.53
Effect of dilutive securities:
Stock compensation plans	313
Diluted earnings (loss) and shares	50,769	$27,090	$0.53	$(598)	$(0.01)	$26,492	$0.52

	Nine Months Ended September 30, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	45,930	$56,475		$(918)		$55,557
Effect of participating securities:
Non-vested restricted stock		(31)		-		(31)
Basic earnings (loss) and shares	45,930	$56,444	$1.23	$(918)	$(0.02)	$55,526	$1.21
Effect of dilutive securities:
Stock compensation plans	200
Diluted earnings (loss) and shares	46,130	$56,444	$1.22	$(918)	$(0.02)	$55,526	$1.20

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,697	$56,584		$(1,331)		$55,253
Effect of participating securities:
Non-vested restricted stock		(27)		-		(27)
Basic earnings (loss) and shares	50,697	$56,557	$1.12	$(1,331)	$(0.03)	$55,226	$1.09
Effect of dilutive securities:
Stock compensation plans	389
Diluted earnings (loss) and shares	51,086	$56,557	$1.11	$(1,331)	$(0.03)	$55,226	$1.08

In addition to the stock options included in the tables above, options to purchase approximately 0.2 million and 0.5 million shares of Sonic’s Class A common stock were outstanding at September 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

At September 30, 2016, approximately $0.4 million and $0.2 million were included in other accrued liabilities and other long-term liabilities, respectively, and at and December 31, 2015, approximately $0.3 million and $0.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets for reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $3.5 million and $5.3 million at September 30, 2016 and December 31, 2015, respectively. These

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2016. Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both September 30, 2016 and December 31, 2015.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2016	December 31, 2015
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$31,073	$29,055
Total assets	$31,073	$29,055

Liabilities:
Cash flow swaps designated as hedges (2)	$12,573	$9,094
Cash flow swaps not designated as hedges (3)	507	913
Deferred compensation plan (4)	14,274	13,551
Total liabilities	$27,354	$23,558

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
(2)

As of September 30, 2016, approximately $5.1 million and $7.5 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2015, approximately $4.6 million and $4.5 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(3)

As of September 30, 2016, approximately $0.5 million was included in other accrued liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2015, approximately $0.5 million and $0.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances in the three and nine months ended September 30, 2016 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2016 has not changed since December 31, 2015. These assets will be evaluated as of the annual valuation assessment date of October 1, 2016, or as events or changes in circumstances require.

As of September 30, 2016 and December 31, 2015, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the 2014 Credit Facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2016 and December 31, 2015, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$211,000	$198,829	$211,000	$198,708
5.0% Notes (1)	$284,934	$289,273	$284,250	$300,000
Mortgage Notes (2)	$188,955	$178,910	$174,007	$168,410
Other (2)	$4,131	$4,363	$5,192	$5,457

(1)	As determined by market quotations as of September 30, 2016 and December 31, 2015, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2016 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2015	$(5,638)	$6	$(5,632)
Other comprehensive income (loss) before reclassifications (1)	(4,749)	-	(4,749)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	2,592	-	2,592
Net current-period other comprehensive income (loss)	(2,157)	-	(2,157)
Balance at September 30, 2016	$(7,795)	$6	$(7,789)

(1)	Net of tax benefit of $2,911.
(2)	Net of tax expense of $1,589.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2015.

11. Segment Information

As of September 30, 2016, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark® segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment revenues and segment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Franchised Dealerships	$2,517,526	$2,472,357	$7,080,952	$7,094,951
EchoPark®	40,402	22,051	93,914	58,712
Total consolidated revenues	$2,557,928	$2,494,408	$7,174,866	$7,153,663

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$47,852	$61,104	$140,705	$145,888
EchoPark®	(3,597)	(3,545)	(10,225)	(13,827)
Total segment income (loss)	44,255	57,559	130,480	132,061
Interest expense, other, net	(13,016)	(12,361)	(37,560)	(38,635)
Other income (expense), net	11	-	120	102
Income (loss) from continuing operations before taxes	$31,250	$45,198	$93,040	$93,528

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

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

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of September 30, 2016, we operated 114 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2016, we operated 111 stores, including five EchoPark® stores.

As a result of the way we manage our business, as of September 30, 2016, we had two operating segments: Franchised Dealerships and EchoPark®. Our franchised dealerships provide comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. EchoPark® provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in unique stand-alone specialty retail locations. Our EchoPark® business operates independently from our franchised new and used dealership sales operations. Sales operations in our first EchoPark® market in Denver, Colorado began in the fourth quarter of 2014. As of September 30, 2016, we had five EchoPark® stores in operation, and we expect to open another store in Colorado in the first half of 2017. During the second quarter of 2016, we announced that we have begun the process of expanding EchoPark® operations into additional markets in North Carolina, South Carolina and Texas with operations in certain of these markets expected to begin in 2017. We believe that our EchoPark® business will provide long-term benefits to us, our stockholders and customers. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

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

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the One Sonic-One Experience initiative at our dealerships in Charlotte, North Carolina. During the first nine months of 2016, we rolled out the One Sonic-One Experience technologies to 14 additional stores in the Chattanooga, Tennessee; Birmingham, Alabama; and Los Angeles, California markets. Additional market implementations will continue upon completion of migration activities and required market/brand specific technology modifications. We believe that our One Sonic-One Experience initiative will provide long-term benefits to us, our stockholders and customers. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this initiative.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) decreased 1.7%, to 17.5 million vehicles, in the three months ended September 30, 2016, from 17.8 million vehicles in the three months ended September 30, 2015, according to Bloomberg Financial Markets. The SAAR was flat at 17.2 million vehicles in the nine months ended September 30, 2016 compared to the prior year period, according to Bloomberg Financial Markets. For the year ending December 31, 2016, certain analysts’ average industry expectation for the total new vehicle SAAR is approximately 17.7 million vehicles. We estimate the 2016 total new vehicle SAAR will be between 17.3 million and 17.6 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause the actual 2016 total new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between retail and fleet new vehicle sales volume. Our current operational goal focuses on growing our retail new vehicle sales, as opposed to fleet new vehicle sales, and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail SAAR (which excludes fleet new vehicle sales). According to PIN from J.D. Power, retail SAAR was 14.3 million vehicles for the three months ended September 30, 2016, down 2.7% from the prior year period, and 13.8 million vehicles for the nine months ended September 30, 2016, down 0.7% from the prior year period.

Our same store retail new vehicle unit sales volume and gross profit decreased during the three and nine months ended September 30, 2016, driven primarily by lower retail new vehicle unit sales volume and gross profit per unit in our Houston market as a result of continued challenges in the energy markets. Retail new vehicle gross profit per unit decreased $43 per unit, or 2.4%, to $1,734 per unit in the three months ended September 30, 2016, and decreased $11 per unit, or 0.6%, to $1,877 per unit in the nine months ended September 30, 2016. We believe our retail new vehicle unit sales volume was lower than retail new vehicle industry sales volume due to a variety of factors, including our franchised dealer brand mix, our geographic market concentration and our internal inventory mix between cars and trucks/SUVs. We believe that the recent trend of suppressed industry retail new vehicle gross margins is a result of downward pressure on pricing due to increased competition for sales between similar branded dealerships and higher overall inventory levels. We anticipate that this trend may continue to negatively impact new vehicle gross margins throughout 2016 and into 2017.

Our used vehicle inventories were elevated during the three and nine months ended September 30, 2016 due to a significant number of vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and may continue to negatively affect our dealerships’ results of operations until warranty replacement parts become available. As of September 30, 2016, we had approximately 1,800 “stop-sale” used vehicles in our inventory, which increased our used vehicle days’ supply by approximately five days.

Our same store retail used vehicle unit sales volume increased during the three and nine months ended September 30, 2016, while our same store retail used vehicle gross profit decreased during the three and nine months ended September 30, 2016. We believe both retail used vehicle unit sales volume and gross profit per unit declined in our Houston market as a result of continued challenges in the energy markets. Retail used vehicle gross profit per unit decreased $79 per unit, or 5.7%, to $1,310 per unit in the three months ended September 30, 2016, and decreased $77 per unit, or 5.5%, to $1,328 per unit in the nine months ended September 30, 2016. Our same store wholesale vehicle gross loss was flat during the three months ended September 30, 2016 in spite of a 33.7% increase in wholesale vehicle unit sales volume due to higher auction values. Our same store wholesale vehicle gross loss increased $0.2 million during the nine months ended September 30, 2016 and wholesale vehicle unit sales volume increased 11.4%. The Manheim used vehicle price index remains near multi-year highs, which results in higher costs of acquiring used vehicle inventory either by trade-in or at auction. We focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range in order to limit our exposure to market pricing volatility. Adjusted for “stop-sale” vehicles, our used vehicle inventory days’ supply was approximately 37 days as of September 30, 2016.

Our same store Fixed Operations gross profit increased during the three and nine months ended September 30, 2016, in spite of lower Fixed Operations gross margin as a result of increased levels of sublet work and a shift in warranty brand mix to lower-margin brands. During the nine months ended September 30, 2016, customer pay gross profit increased notwithstanding slowing customer pay growth in the three months ended September 30, 2016. During the three and nine months ended September 30, 2016, warranty gross profit growth slowed due primarily to lower levels of warranty and recall activity at our BMW and Lexus dealerships and a shift in the type of warranty work toward less labor intensive, lower-margin warranty and recall claims. During the three and nine months ended September 30, 2016, total internal, sublet and other gross profit increased on higher used vehicle reconditioning volume.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store F&I gross profit increased during the three and nine months ended September 30, 2016. F&I gross profit per unit increased $65 per unit, or 5.1%, to $1,341 per unit during the three months ended September 30, 2016, and increased $80 per unit, or 6.3%, to $1,347 per unit during the nine months ended September 30, 2016. These per unit increases offset the effect of overall lower retail unit sales volume. We believe our proprietary software applications and playbook processes drove increases in gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle). We believe we will continue to improve in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.

We repurchased approximately 0.6 million shares of our Class A common stock for approximately $10.0 million during the three months ended September 30, 2016 and approximately 5.4 million shares of our Class A common stock for approximately $97.5 million during the nine months ended September 30, 2016. These share repurchases reduced our total outstanding share count by approximately 10.2% as of September 30, 2016, compared to December 31, 2015.

On September 30, 2016, we repurchased in a private transaction $10,727,000 in aggregate principal amount of our 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”) at a repurchase price of 98.75% of par.

The following is a detail of our new vehicle revenues by brand for the three and nine months ended September 30, 2016 and 2015:

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2016	2015	2016	2015
Luxury:
BMW	19.7%	20.3%	20.1%	21.1%
Mercedes	10.7%	9.1%	10.2%	9.4%
Lexus	5.8%	5.5%	5.7%	5.4%
Audi	5.1%	4.9%	5.1%	4.9%
Land Rover	3.0%	3.1%	3.4%	3.8%
Cadillac	3.4%	3.3%	3.3%	3.2%
Porsche	2.3%	2.6%	2.3%	2.5%
MINI	1.5%	1.7%	1.7%	2.0%
Other luxury (1)	3.2%	3.6%	3.1%	3.3%
Total Luxury	54.7%	54.1%	54.9%	55.6%
Mid-line Import:
Honda	17.5%	16.5%	17.5%	15.9%
Toyota	11.7%	11.5%	11.5%	11.2%
Volkswagen	1.6%	1.8%	1.5%	1.8%
Hyundai	1.3%	1.6%	1.3%	1.5%
Other imports (2)	1.5%	1.4%	1.5%	1.5%
Total Mid-line Import	33.6%	32.8%	33.3%	31.9%
Domestic:
Ford	6.5%	7.3%	6.5%	7.0%
General Motors (3)	5.2%	5.8%	5.3%	5.5%
Total Domestic	11.7%	13.1%	11.8%	12.5%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes Volvo, Acura, Infiniti, Jaguar and Smart.
(2)	Includes Nissan, Kia, Scion and Subaru.

(3)   Includes Buick, Chevrolet and GMC.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three and nine months ended September 30, 2016 are compared to the three and nine months ended September 30, 2015, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both franchised dealerships and EchoPark®) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. During the three months ended September 30, 2016, we acquired three stand-alone used vehicle stores and began operations at a manufacturer-awarded franchise open point, the results of which are excluded from the same store group. We opened two additional EchoPark® stores during the nine months ended September 30, 2016, the results of which are excluded from the same store group.

New Vehicles

The automobile retail industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The total and retail SAAR below reflect all brands marketed or sold in the United States. The total and retail SAAR include brands we do not sell and markets in which we do not operate, therefore, our new vehicle sales may not trend directly in line with the total and retail SAAR. We believe that retail SAAR is a more meaningful metric for comparing our new vehicles sales volume to the industry due to our minimal fleet vehicle business.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of vehicles)	2016	2015	% Change	2016	2015	% Change
Retail SAAR (1)	14.3	14.7	(2.7%)	13.8	13.9	(0.7%)
Fleet SAAR	3.2	3.1	3.2%	3.4	3.3	3.0%
Total SAAR (2)	17.5	17.8	(1.7%)	17.2	17.2	0.0%

(1)	Source: PIN from J.D. Power
(2)	Source: Bloomberg Financial Markets, via Stephens Inc.

The following tables provide a reconciliation of same store basis and reported basis for total new vehicles (retail and fleet sales):

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,369,958	$1,354,798	$15,160	1.1%
Acquisitions and dispositions	5,186	13,231	(8,045)	(60.8%)
Total as reported	$1,375,144	$1,368,029	$7,115	0.5%

Total new vehicle gross profit:
Same store	$61,794	$64,853	$(3,059)	(4.7%)
Acquisitions and dispositions	594	582	12	2.1%
Total as reported:	$62,388	$65,435	$(3,047)	(4.7%)

Total new vehicle units:
Same store	35,957	37,164	(1,207)	(3.2%)
Acquisitions and dispositions	97	329	(232)	(70.5%)
Total as reported	36,054	37,493	(1,439)	(3.8%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$3,820,992	$3,827,094	$(6,102)	(0.2%)
Acquisitions and dispositions	5,186	38,545	(33,359)	(86.5%)
Total as reported	$3,826,178	$3,865,639	$(39,461)	(1.0%)

Total new vehicle gross profit:
Same store	$186,011	$192,204	$(6,193)	(3.2%)
Acquisitions and dispositions	667	1,516	(849)	(56.0%)
Total as reported	$186,678	$193,720	$(7,042)	(3.6%)

Total new vehicle units:
Same store	100,344	103,175	(2,831)	(2.7%)
Acquisitions and dispositions	97	970	(873)	(90.0%)
Total as reported	100,441	104,145	(3,704)	(3.6%)

Our reported new vehicle results (including fleet) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$1,375,144	$1,368,029	$7,115	0.5%
Gross profit	$62,388	$65,435	$(3,047)	(4.7%)
Unit sales	36,054	37,493	(1,439)	(3.8%)
Revenue per unit	$38,141	$36,488	$1,653	4.5%
Gross profit per unit	$1,730	$1,745	$(15)	(0.9%)
Gross profit as a % of revenue	4.5%	4.8%	(30)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$3,826,178	$3,865,639	$(39,461)	(1.0%)
Gross profit	$186,678	$193,720	$(7,042)	(3.6%)
Unit sales	100,441	104,145	(3,704)	(3.6%)
Revenue per unit	$38,094	$37,118	$976	2.6%
Gross profit per unit	$1,859	$1,860	$(1)	(0.1%)
Gross profit as a % of revenue	4.9%	5.0%	(10)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store new vehicle results (including fleet) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$1,369,958	$1,354,798	$15,160	1.1%
Gross profit	$61,794	$64,853	$(3,059)	(4.7%)
Unit sales	35,957	37,164	(1,207)	(3.2%)
Revenue per unit	$38,100	$36,455	$1,645	4.5%
Gross profit per unit	$1,719	$1,745	$(26)	(1.5%)
Gross profit as a % of revenue	4.5%	4.8%	(30)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$3,820,992	$3,827,094	$(6,102)	(0.2%)
Gross profit	$186,011	$192,204	$(6,193)	(3.2%)
Unit sales	100,344	103,175	(2,831)	(2.7%)
Revenue per unit	$38,079	$37,093	$986	2.7%
Gross profit per unit	$1,854	$1,863	$(9)	(0.5%)
Gross profit as a % of revenue	4.9%	5.0%	(10)	bps

During the three and nine months ended September 30, 2016, we believe our retail new vehicle unit sales volume was negatively affected by “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and may continue to affect our dealerships’ results of operations until warranty replacement parts become available.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Excluding fleet sales, our retail new vehicle revenue increased 1.5% and our retail new vehicle unit sales volume decreased 2.6%. Decreases in retail new vehicle unit sales volume at our Ford, Toyota, General Motors (excluding Cadillac), BMW and Hyundai dealerships were the main drivers of our retail new vehicle unit sales volume decline, offset partially by increases in retail new vehicle unit sales volume at our Mercedes, Jaguar and Honda dealerships. Excluding fleet sales, our retail new vehicle gross profit decreased approximately $3.2 million, or 5.0%, primarily driven by decreases in retail new vehicle gross profit at our BMW, Ford, General Motors (excluding Cadillac), Porsche and Land Rover dealerships, offset partially by increases in retail new vehicle gross profit at our Jaguar, Honda and Mercedes dealerships. Our gross profit per retail new unit decreased $43 per unit, or 2.4%, primarily driven by decreases in gross profit per retail new unit at our BMW, Ford and General Motors (excluding Cadillac) dealerships, offset partially by increases in gross profit per retail new unit at our Jaguar, Honda and Mercedes dealerships.

We believe the decline in retail new vehicle gross profit per unit is primarily due to downward pricing pressure in the Houston market as a result of a downturn in the energy sector and its effect on the local economy.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Excluding fleet sales, our retail new vehicle revenue decreased 0.3% and our retail new vehicle unit sales volume decreased 2.9%. Decreases in retail new vehicle unit sales volume at our BMW, Toyota, Ford and MINI dealerships were the main drivers of our retail new vehicle unit sales volume decline, offset partially by increases in retail new vehicle unit sales volume at our Honda, Volvo, Jaguar and Mercedes dealerships. Excluding fleet sales, our retail new vehicle gross profit decreased approximately $6.6 million, or 3.4%, primarily driven by decreases in retail new vehicle gross profit at our Land Rover, Ford, General Motors (excluding Cadillac), Porsche and BMW dealerships, offset partially by increases in retail new vehicle gross profit at our Honda and Volvo dealerships. Our

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

gross profit per retail new unit decreased $11 per unit, or 0.6%, primarily driven by decreases in gross profit per retail new unit at our Land Rover, Ford and General Motors (excluding Cadillac) dealerships, offset partially by increases in gross profit per retail new unit at our Honda and Volvo dealerships.

We believe the decline in retail new vehicle gross profit per unit is primarily due to downward pricing pressure in the Houston market as a result of a downturn in the energy sector and its effect on the local economy.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following tables provide a reconciliation of same store basis and reported basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$649,308	$644,255	$5,053	0.8%
Acquisitions and dispositions	11,666	7,803	3,863	49.5%
Total as reported	$660,974	$652,058	$8,916	1.4%

Total used vehicle gross profit:
Same store	$39,862	$41,726	$(1,864)	(4.5%)
Acquisitions and dispositions	(240)	4	(244)	(6100.0%)
Total as reported	$39,622	$41,730	$(2,108)	(5.1%)

Total used vehicle units:
Same store	30,433	30,053	380	1.3%
Acquisitions and dispositions	500	414	86	20.8%
Total as reported	30,933	30,467	466	1.5%

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,869,411	$1,878,064	$(8,653)	(0.5%)
Acquisitions and dispositions	12,103	26,530	(14,427)	(54.4%)
Total as reported	$1,881,514	$1,904,594	$(23,080)	(1.2%)

Total used vehicle gross profit:
Same store	$118,250	$123,062	$(4,812)	(3.9%)
Acquisitions and dispositions	(1,129)	209	(1,338)	(640.2%)
Total as reported	$117,121	$123,271	$(6,150)	(5.0%)

Total used vehicle units:
Same store	89,033	87,549	1,484	1.7%
Acquisitions and dispositions	520	1,354	(834)	(61.6%)
Total as reported	89,553	88,903	650	0.7%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$660,974	$652,058	$8,916	1.4%
Gross profit	$39,622	$41,730	$(2,108)	(5.1%)
Unit sales	30,933	30,467	466	1.5%
Revenue per unit	$21,368	$21,402	$(34)	(0.2%)
Gross profit per unit	$1,281	$1,370	$(89)	(6.5%)
Gross profit as a % of revenue	6.0%	6.4%	(40)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$1,881,514	$1,904,594	$(23,080)	(1.2%)
Gross profit	$117,121	$123,271	$(6,150)	(5.0%)
Unit sales	89,553	88,903	650	0.7%
Revenue per unit	$21,010	$21,423	$(413)	(1.9%)
Gross profit per unit	$1,308	$1,387	$(79)	(5.7%)
Gross profit as a % of revenue	6.2%	6.5%	(30)	bps

Our same store used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$649,308	$644,255	$5,053	0.8%
Gross profit	$39,862	$41,726	$(1,864)	(4.5%)
Unit sales	30,433	30,053	380	1.3%
Revenue per unit	$21,336	$21,437	$(101)	(0.5%)
Gross profit per unit	$1,310	$1,388	$(78)	(5.6%)
Gross profit as a % of revenue	6.1%	6.5%	(40)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$1,869,411	$1,878,064	$(8,653)	(0.5%)
Gross profit	$118,250	$123,062	$(4,812)	(3.9%)
Unit sales	89,033	87,549	1,484	1.7%
Revenue per unit	$20,997	$21,452	$(455)	(2.1%)
Gross profit per unit	$1,328	$1,406	$(78)	(5.5%)
Gross profit as a % of revenue	6.3%	6.6%	(30)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2016, manufacturer “stop-sale” instructions for safety recalls on certain models increased our inventory on-hand by approximately 1,600 vehicles at March 31, 2016 , approximately 4,200 vehicles at June 30, 2016, and approximately 1,800 vehicles at September 30, 2016 primarily in certain BMW and Honda models. We believe the “stop-sale” inventory negatively affected both our retail unit sales volume and gross profit per unit during the three and nine months ended September 30, 2016 due to the inability to retail these units, which typically are in higher demand and can yield higher gross profit per unit. The increased inventory and associated floor plan interest expense may also affect our dealerships’ results of operations until warranty replacement parts become available.

In addition to the factors discussed below, incremental used vehicle unit sales volume in the three and nine months ended September 30, 2016 contributed to additional Fixed Operations gross profit (via reconditioning) and F&I gross profit as discussed under the headings “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” below.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Retail used vehicle revenue increased 0.8%, driven primarily by a 1.3% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW and Mercedes dealerships and EchoPark® stores, offset partially by decreases in retail used vehicle unit sales volume at our Honda, Ford and Volkswagen dealerships. Retail used vehicle gross profit decreased approximately $1.9 million, or 4.5%, driven primarily by lower retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our dealerships in the Houston market. Retail used vehicle gross profit per unit decreased $78 per unit, or 5.6%, driven primarily by lower retail used vehicle gross profit per unit at our Honda dealerships and our General Motors (excluding Cadillac) and Volkswagen dealerships in the Houston market, offset partially by higher retail used vehicle gross profit per unit at our BMW dealerships. We believe that the decrease in overall retail used vehicle gross profit per unit is due in part to the positive effects of newly redesigned models in certain brands on new vehicle demand, which, in turn, put downward pricing pressure on similar pre-owned models in those brands. In addition, our Volkswagen dealerships experienced significant decreases in retail used vehicle gross profit per unit both due to the brand reputational damage as a result of the ongoing emissions scandal and their exposure to the Houston energy market.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Retail used vehicle revenue decreased 0.5%, notwithstanding a 1.7% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW, Toyota and Mercedes dealerships and EchoPark® stores, offset partially by decreases in retail used vehicle unit sales volume at our Honda, General Motors (excluding Cadillac) and Volkswagen dealerships. Retail used vehicle gross profit decreased approximately $4.8 million, or 3.9%, driven primarily by lower retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our Honda and Toyota dealerships and our General Motors (excluding Cadillac) and Ford dealerships in the Houston market. Retail used vehicle gross profit per unit decreased $78 per unit, or 5.5%, driven primarily by lower retail used vehicle gross profit per unit at our Honda, General Motors (excluding Cadillac) and Toyota dealerships. We believe that the decrease in overall retail used vehicle gross profit per unit is due in part to the positive effects of newly redesigned models in certain brands on new vehicle demand, which, in turn, put downward pricing pressure on similar pre-owned models in those brands. In addition, our Houston dealerships experienced significant decreases in retail used vehicle gross profit per unit due to downward pricing pressure in the Houston market as a result of a downturn in the energy sector and its effect on the local economy.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with retail new and used vehicle sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of same store basis and reported basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$70,029	$37,599	$32,430	86.3%
Acquisitions and dispositions	493	372	121	32.5%
Total as reported	$70,522	$37,971	$32,551	85.7%

Total wholesale vehicle gross profit (loss):
Same store	$(2,385)	$(2,420)	$35	1.4%
Acquisitions and dispositions	(122)	(61)	(61)	(100.0%)
Total as reported	$(2,507)	$(2,481)	$(26)	(1.0%)

Total wholesale vehicle units:
Same store	10,323	7,722	2,601	33.7%
Acquisitions and dispositions	54	65	(11)	(16.9%)
Total as reported	10,377	7,787	2,590	33.3%

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$152,627	$119,269	$33,358	28.0%
Acquisitions and dispositions	514	1,491	(977)	(65.5%)
Total as reported	$153,141	$120,760	$32,381	26.8%

Total wholesale vehicle gross profit (loss):
Same store	$(5,300)	$(5,072)	$(228)	(4.5%)
Acquisitions and dispositions	(125)	(294)	169	57.5%
Total as reported	$(5,425)	$(5,366)	$(59)	(1.1%)

Total wholesale vehicle units:
Same store	25,953	23,300	2,653	11.4%
Acquisitions and dispositions	59	274	(215)	(78.5%)
Total as reported	26,012	23,574	2,438	10.3%

Our reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$70,522	$37,971	$32,551	85.7%
Gross profit (loss)	$(2,507)	$(2,481)	$(26)	(1.0%)
Unit sales	10,377	7,787	2,590	33.3%
Revenue per unit	$6,796	$4,876	$1,920	39.4%
Gross profit (loss) per unit	$(242)	$(319)	$77	24.1%
Gross profit (loss) as a % of revenue	(3.6%)	(6.5%)	290	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$153,141	$120,760	$32,381	26.8%
Gross profit (loss)	$(5,425)	$(5,366)	$(59)	(1.1%)
Unit sales	26,012	23,574	2,438	10.3%
Revenue per unit	$5,887	$5,123	$764	14.9%
Gross profit (loss) per unit	$(209)	$(228)	$19	8.3%
Gross profit (loss) as a % of revenue	(3.5%)	(4.4%)	90	bps

Our same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$70,029	$37,599	$32,430	86.3%
Gross profit (loss)	$(2,385)	$(2,420)	$35	1.4%
Unit sales	10,323	7,722	2,601	33.7%
Revenue per unit	$6,784	$4,869	$1,915	39.3%
Gross profit (loss) per unit	$(231)	$(313)	$82	26.2%
Gross profit (loss) as a % of revenue	(3.4%)	(6.4%)	300	bps

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$152,627	$119,269	$33,358	28.0%
Gross profit (loss)	$(5,300)	$(5,072)	$(228)	(4.5%)
Unit sales	25,953	23,300	2,653	11.4%
Revenue per unit	$5,881	$5,119	$762	14.9%
Gross profit (loss) per unit	$(204)	$(218)	$14	6.4%
Gross profit (loss) as a % of revenue	(3.5%)	(4.3%)	80	bps

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Wholesale vehicle revenue and unit sales volume increased, while wholesale gross loss decreased on lower wholesale gross loss per unit due to higher average auction prices. Wholesale unit sales volume as a percentage of total used vehicle unit sales volume (retail plus wholesale) increased 490 basis points as we optimized our used vehicle inventory for current consumer demand heading into the fourth quarter.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Wholesale vehicle revenue, gross loss and unit sales volume increased due to higher levels of wholesale activity as a result of elevated inventory levels during the first quarter of 2016. Wholesale unit sales volume as a percentage of total used vehicle unit sales

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

volume (retail plus wholesale) increased 160 basis points as we optimized our used vehicle inventory for current consumer demand heading into the fourth quarter.

Parts, Service and Collision Repair (“Fixed Operations”)

Fixed Operations revenue consists of customer requested orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and manufacturer prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

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

The following tables provide a reconciliation of same store basis and reported basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$360,211	$346,831	$13,380	3.9%
Acquisitions and dispositions	1,498	3,689	(2,191)	(59.4%)
Total as reported	$361,709	$350,520	$11,189	3.2%

Total Fixed Operations gross profit:
Same store	$168,999	$167,865	$1,134	0.7%
Acquisitions and dispositions	1,004	1,872	(868)	(46.4%)
Total as reported	$170,003	$169,737	$266	0.2%

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,057,576	$1,005,139	$52,437	5.2%
Acquisitions and dispositions	1,517	14,739	(13,222)	(89.7%)
Total as reported	$1,059,093	$1,019,878	$39,215	3.8%

Total Fixed Operations gross profit:
Same store	$502,780	$489,099	$13,681	2.8%
Acquisitions and dispositions	1,446	7,248	(5,802)	(80.0%)
Total as reported	$504,226	$496,347	$7,879	1.6%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$146,365	$147,308	$(943)	(0.6%)
Warranty	60,388	58,522	1,866	3.2%
Wholesale parts	44,202	45,832	(1,630)	(3.6%)
Internal, sublet and other	110,754	98,858	11,896	12.0%
Total revenue	$361,709	$350,520	$11,189	3.2%
Gross profit
Customer pay	$79,153	$80,588	$(1,435)	(1.8%)
Warranty	32,176	32,337	(161)	(0.5%)
Wholesale parts	7,566	8,045	(479)	(6.0%)
Internal, sublet and other	51,108	48,767	2,341	4.8%
Total gross profit	$170,003	$169,737	$266	0.2%
Gross profit as a % of revenue
Customer pay	54.1%	54.7%	(60)	bps
Warranty	53.3%	55.3%	(200)	bps
Wholesale parts	17.1%	17.6%	(50)	bps
Internal, sublet and other	46.1%	49.3%	(320)	bps
Total gross profit as a % of revenue	47.0%	48.4%	(140)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$443,007	$431,479	$11,528	2.7%
Warranty	172,759	169,170	3,589	2.1%
Wholesale parts	133,533	136,693	(3,160)	(2.3%)
Internal, sublet and other	309,794	282,536	27,258	9.6%
Total revenue	$1,059,093	$1,019,878	$39,215	3.8%
Gross profit
Customer pay	$240,833	$236,551	$4,282	1.8%
Warranty	92,951	94,776	(1,825)	(1.9%)
Wholesale parts	23,305	24,332	(1,027)	(4.2%)
Internal, sublet and other	147,137	140,688	6,449	4.6%
Total gross profit	$504,226	$496,347	$7,879	1.6%
Gross profit as a % of revenue
Customer pay	54.4%	54.8%	(40)	bps
Warranty	53.8%	56.0%	(220)	bps
Wholesale parts	17.5%	17.8%	(30)	bps
Internal, sublet and other	47.5%	49.8%	(230)	bps
Total gross profit as a % of revenue	47.6%	48.7%	(110)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$146,048	$145,938	$110	0.1%
Warranty	60,307	57,858	2,449	4.2%
Wholesale parts	44,199	45,270	(1,071)	(2.4%)
Internal, sublet and other	109,657	97,765	11,892	12.2%
Total revenue	$360,211	$346,831	$13,380	3.9%
Gross profit
Customer pay	$78,995	$79,791	$(796)	(1.0%)
Warranty	32,094	32,042	52	0.2%
Wholesale parts	7,565	7,916	(351)	(4.4%)
Internal, sublet and other	50,345	48,116	2,229	4.6%
Total gross profit	$168,999	$167,865	$1,134	0.7%
Gross profit as a % of revenue
Customer pay	54.1%	54.7%	(60)	bps
Warranty	53.2%	55.4%	(220)	bps
Wholesale parts	17.1%	17.5%	(40)	bps
Internal, sublet and other	45.9%	49.2%	(330)	bps
Total gross profit as a % of revenue	46.9%	48.4%	(150)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$442,688	$424,867	$17,821	4.2%
Warranty	172,678	166,934	5,744	3.4%
Wholesale parts	133,530	134,605	(1,075)	(0.8%)
Internal, sublet and other	308,680	278,733	29,947	10.7%
Total revenue	$1,057,576	$1,005,139	$52,437	5.2%
Gross profit
Customer pay	$240,675	$232,869	$7,806	3.4%
Warranty	92,919	93,614	(695)	(0.7%)
Wholesale parts	23,304	23,906	(602)	(2.5%)
Internal, sublet and other	145,882	138,710	7,172	5.2%
Total gross profit	$502,780	$489,099	$13,681	2.8%
Gross profit as a % of revenue
Customer pay	54.4%	54.8%	(40)	bps
Warranty	53.8%	56.1%	(230)	bps
Wholesale parts	17.5%	17.8%	(30)	bps
Internal, sublet and other	47.3%	49.8%	(250)	bps
Total gross profit as a % of revenue	47.5%	48.7%	(120)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Our Fixed Operations customer pay revenue was flat and customer pay gross profit decreased approximately $0.8 million, or 1.0%, driven primarily by a decrease at our BMW dealerships, offset partially by increases at our Audi, Land Rover and Toyota dealerships. Warranty revenue increased approximately $2.4 million, or 4.2%, driven primarily by increases at our Honda and Toyota dealerships, offset partially by decreases at our Lexus, Volkswagen and BMW dealerships. In spite of the increase in warranty revenue, warranty gross profit was flat due to a 220 basis point decrease in warranty gross margin, driven primarily by gross margin declines at our Lexus and BMW dealerships due to less labor-intensive warranty work being performed. Wholesale parts revenue decreased approximately $1.1 million, or 2.4%, and wholesale parts gross profit decreased approximately $0.4 million, or 4.4%, driven primarily by a decrease at our Mercedes dealerships. Internal, sublet and other revenue increased approximately $11.9 million, or 12.2%, and internal, sublet and other gross profit increased approximately $2.2 million, or 4.6%, on higher levels of used vehicle reconditioning and hail damage repairs.

The increase in Fixed Operations revenue contributed approximately $6.5 million in additional gross profit, offset partially by a 150 basis point decrease in gross margin rate, which reduced the gross profit increase by approximately $5.4 million, for a net $1.1 million increase in Fixed Operations gross profit. The gross margin rate decreased primarily due to lower gross margin rates at our BMW and Lexus dealerships and a shift in Fixed Operations revenue mix from our higher-margin customer pay business to lower-margin sublet business as a result of hail damage repairs and cost associated with loaner vehicles related to customer vehicles subject to safety recalls.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Our Fixed Operations customer pay revenue increased approximately $17.8 million, or 4.2%, and customer pay gross profit increased approximately $7.8 million, or 3.4%, driven primarily by increases at our Audi, Lexus, Toyota and Honda dealerships. Warranty revenue increased approximately $5.7 million, or 3.4%, and warranty gross profit decreased approximately $0.7 million, or 0.7%, driven primarily by decreases in warranty activity (including recalls) and gross margin rate at our BMW and Lexus dealerships, offset partially by increases at our Honda and Toyota dealerships. Wholesale parts revenue decreased approximately $1.1 million, or 0.8%, and wholesale parts gross profit decreased approximately $0.6 million, or 2.5%, driven primarily by a decrease at our Mercedes dealerships. Internal, sublet and other revenue increased approximately $30.0 million, or 10.7%, and internal, sublet and other gross profit increased approximately $7.2 million, or 5.2%, on higher levels of used vehicle reconditioning and hail damage repairs.

The increase in Fixed Operations revenue contributed approximately $25.5 million in additional gross profit, offset partially by a 120 basis point decrease in gross margin rate, which reduced the gross profit increase by approximately $11.8 million, for a net $13.7 million increase in Fixed Operations gross profit. The gross margin rate decreased primarily due to lower gross margin rates at our BMW dealerships and a shift in Fixed Operations revenue mix from our higher-margin customer pay and warranty business to lower-margin sublet business as a result of hail damage repairs and cost associated with loaner vehicles related to customer vehicles subject to safety recalls.

Finance, Insurance and Other, Net (“F&I”)

F&I revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles and other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts. F&I revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties, service contracts, other aftermarket products and insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of same store basis and reported basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$88,551	$84,981	$3,570	4.2%
Acquisitions and dispositions	1,028	849	179	21.1%
Total as reported	$89,579	$85,830	$3,749	4.4%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,341	$1,276	$65	5.1%
Acquisitions and dispositions	3	(2)	5	250.0%
Total as reported	$1,344	$1,274	$70	5.5%

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$253,287	$240,163	$13,124	5.5%
Acquisitions and dispositions	1,653	2,629	(976)	(37.1%)
Total as reported	$254,940	$242,792	$12,148	5.0%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,347	$1,267	$80	6.3%
Acquisitions and dispositions	4	(1)	5	500.0%
Total as reported	$1,351	$1,266	$85	6.7%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

F&I revenues increased approximately $3.6 million, or 4.2%, and F&I gross profit per retail unit increased $65 per unit, or 5.1%, to $1,341 per unit. The growth in F&I revenues and gross profit is attributed to improved penetration rates on finance and service contracts as a result of increased visibility into performance drivers provided by our proprietary internal software applications, which more than offset the impact of lower combined retail new and used vehicle unit sales volume.

Finance contract revenue increased 4.4%, primarily due to a 340 basis point increase in the combined new and used vehicle finance contract penetration rate. Finance contract revenue may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 10.1% due primarily to a 180 basis point increase in the service contract penetration rate and a 5.4% increase in gross profit per service contract. Other aftermarket contract revenue decreased 0.9%, driven primarily by a 1,010 basis point decrease in the other aftermarket penetration rate, offset partially by a 7.9% increase in gross profit per aftermarket contract.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

F&I revenues increased approximately $13.1 million, or 5.5%, and F&I gross profit per retail unit increased $80 per unit, or 6.3%, to $1,347 per unit. The growth in F&I revenues and gross profit is attributed to improved penetration rates on finance and service contracts as a result of increased visibility into performance drivers provided by our proprietary internal software applications, which more than offset the impact of lower combined retail new and used vehicle unit sales volume.

Finance contract revenue increased 4.0%, primarily due to a 420 basis point increase in the combined new and used vehicle finance contract penetration rate. Finance contract revenue may be under pressure in future periods if manufacturers offer attractive

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 12.9% due primarily to a 240 basis point increase in the service contract penetration rate and a 6.1% increase in gross profit per service contract. Other aftermarket contract revenue increased 0.2%, driven primarily by an 8.1% increase in gross profit per aftermarket contract, offset partially by a 910 basis point decrease in the other aftermarket penetration rate.

Segment Results

In the following tables of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss).

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$2,517,526	$2,472,357	$45,169	1.8%
EchoPark®	40,402	22,051	18,351	83.2%
Total consolidated revenues	$2,557,928	$2,494,408	$63,520	2.5%
Segment income (loss) (1):
Franchised Dealerships	$47,852	$61,104	$(13,252)	(21.7%)
EchoPark®	(3,597)	(3,545)	(52)	(1.5%)
Total segment income (loss)	44,255	57,559	(13,304)	(23.1%)
Interest expense, other, net	(13,016)	(12,361)	(655)	(5.3%)
Other income (expense), net	11	-	11	100.0%
Income (loss) from continuing operations before taxes	$31,250	$45,198	$(13,948)	(30.9%)

(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

Retail new and used vehicle unit sales volume:
Franchised Dealerships	65,190	66,438	(1,248)	(1.9%)
EchoPark®	1,458	920	538	58.5%
Total retail new and used vehicle unit sales volume	66,648	67,358	(710)	(1.1%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$7,080,952	$7,094,951	$(13,999)	(0.2%)
EchoPark®	93,914	58,712	35,202	60.0%
Total consolidated revenues	$7,174,866	$7,153,663	$21,203	0.3%
Segment income (loss) (1):
Franchised Dealerships	$140,705	$145,888	$(5,183)	(3.6%)
EchoPark®	(10,225)	(13,827)	3,602	26.1%
Total segment income (loss)	130,480	132,061	(1,581)	(1.2%)
Interest expense, other, net	(37,560)	(38,635)	1,075	2.8%
Other income (expense), net	120	102	18	17.6%
Income (loss) from continuing operations before taxes	$93,040	$93,528	$(488)	(0.5%)

(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense

Retail new and used vehicle unit sales volume:
Franchised Dealerships	185,118	189,343	(4,225)	(2.2%)
EchoPark®	3,535	2,461	1,074	43.6%
Total retail new and used vehicle unit sales volume	188,653	191,804	(3,151)	(1.6%)

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

EchoPark®

We opened the first two EchoPark® locations in November and December 2014, the third location in January 2015 and the fourth and fifth locations in June 2016. We expect to open an additional EchoPark® store in Colorado in the first half of 2017, and have begun the process of expanding EchoPark® operations into additional markets in North Carolina, South Carolina and Texas with operations in certain of these markets expected to begin in 2017. Our EchoPark® business operates independently from our previously existing new and used dealership sales operations and offers customers an exciting shopping and buying experience.

During the three months ended September 30, 2016, EchoPark® generated approximately $40.4 million of revenue, up $18.4 million, or 83.2%, from the prior year period, and gross profit of approximately $4.2 million, up $1.3 million, or 44.8%, from the prior year period. EchoPark® retail used vehicle unit sales volume was 1,458 units, up 538 units, or 58.5%, from the prior year period, and retail used vehicle gross profit per unit was $1,011 per unit, a decrease of $458 per unit, or 31.2%, from the prior year period, due primarily to differences in model mix between periods. EchoPark® F&I gross profit per unit was $1,078 per unit, up $151 per unit, or 16.3%, from the prior year period, as our training and playbook processes enabled our customer experience guides to more effectively provide F&I products to our customers. EchoPark® incurred a $3.8 million operating loss during the three months ended September 30, 2016, compared to a $3.7 million operating loss in the prior year period.

During the nine months ended September 30, 2016, EchoPark® generated approximately $93.9 million of revenue, up $35.2 million, or 60.0%, from the prior year period, and gross profit of approximately $10.8 million, up $3.5 million, or 48.0%, from the prior year period. EchoPark® retail used vehicle unit sales volume was 3,535 units, up 1,074 units, or 43.6%, from the prior year period, and retail used vehicle gross profit per unit was $1,122 per unit, a decrease of $253 per unit, or 18.4%, from the prior year period, due primarily to differences in model mix between periods. EchoPark® F&I gross profit per unit was $1,176 per unit, up $265 per unit, or 29.1%, from the prior year period, as our training and playbook processes enabled our customer experience guides to more effectively provide F&I products to our customers. EchoPark® incurred a $10.7 million operating loss during the nine months ended

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2016, compared to a $12.7 million operating loss in the prior year period, excluding the effects of a $1.4 million impairment charge in the prior year period.

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

The following tables set forth information related to our reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$171,287	$167,489	$(3,798)	(2.3%)
Advertising	14,987	15,470	483	3.1%
Rent	18,037	18,558	521	2.8%
Other	77,830	78,524	694	0.9%
Total SG&A expenses	$282,141	$280,041	$(2,100)	(0.7%)

SG&A expenses as a % of gross profit:
Compensation	47.7%	46.5%	(120)	bps
Advertising	4.2%	4.3%	10	bps
Rent	5.0%	5.2%	20	bps
Other	21.7%	21.7%	0	bps
Total SG&A expenses as a % of gross profit	78.6%	77.7%	(90)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$506,894	$497,158	$(9,736)	(2.0%)
Advertising	45,834	46,160	326	0.7%
Rent	55,265	55,058	(207)	(0.4%)
Other	235,728	237,188	1,460	0.6%
Total SG&A expenses	$843,721	$835,564	$(8,157)	(1.0%)

SG&A expenses as a % of gross profit:
Compensation	47.9%	47.3%	(60)	bps
Advertising	4.3%	4.4%	10	bps
Rent	5.2%	5.2%	0	bps
Other	22.4%	22.6%	20	bps
Total SG&A expenses as a % of gross profit	79.8%	79.5%	(30)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher compensation and employee benefit-related expenses, IT expenses and repairs and maintenance expenses combined with lower overall gross profit. Overall SG&A expenses as a percentage of gross profit increased 90 basis points.

Compensation expense increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of employee benefit-related expenses, Fixed Operations compensation and F&I compensation.

Advertising expense decreased both in dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business.

Rent expense was relatively flat both in dollar amount and as a percentage of gross profit due to the combined effects of our strategy to own more of our dealership properties and lower overall levels of gross profit.

Other SG&A expenses decreased in dollar amount and was flat as a percentage of gross profit due primarily to a benefit related to estimated storm-related physical damage in the current period and lower gasoline and delivery expenses, offset partially by higher IT expenses and repairs and maintenance expenses.

On an adjusted basis, SG&A expenses as a percentage of gross profit was 79.2%, up 150 basis points from the prior year period. For the three months ended September 30, 2016, adjusted SG&A expenses exclude a benefit of approximately $2.4 million related to estimated storm-related physical damage and $0.1 million of legal expenses. For the three months ended September 30, 2015, there were no adjustments to SG&A expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher compensation-related expenses, repairs and maintenance expenses and IT expenses. Overall SG&A expenses as a percentage of gross profit increased 30 basis points.

Compensation expense increased both in dollar amount and as a percentage of gross profit, due primarily to higher levels of employee benefit-related expenses, Fixed Operations compensation and F&I compensation, offset partially by lower medical insurance expense as a result of better claims experience in the current period.

Advertising expense decreased both in dollar amount and as a percentage of gross profit as we focused on targeted advertising where we would expect the best returns for our business.

Rent expense was relatively flat both in dollar amount and as a percentage of gross profit due primarily to our strategy to own more of our dealership properties, offset by higher rent expense for additional inventory storage needs.

Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit due primarily to lower gasoline, delivery and legal expenses, offset partially by storm-related physical damage charges, IT expenses and higher repairs and maintenance expenses.

On an adjusted basis, SG&A expenses as a percentage of gross profit was 79.4%, up 30 basis points from the prior year period. For the nine months ended September 30, 2016, adjusted SG&A expenses exclude a charge of approximately $3.6 million related to hail damage and $0.1 million of legal expenses. For the nine months ended September 30, 2015, adjusted SG&A expenses exclude the effect of approximately $3.5 million of storm-related physical damage and $0.6 million of legal expenses, partially offset by net disposal gain of $0.7 million.

Impairment Charges

Impairment charges for the three and nine months ended September 30, 2016 were approximately $6.1 million and $6.2 million, respectively. Impairment charges for the three months ended September 30, 2015 were immaterial and for the nine months ended September 30, 2015 were approximately $16.7 million. Impairment charges for the three and nine months ended September 30, 2016 include the write-off of property and equipment to be demolished in conjunction with a facility construction project and the write-off of costs associated with abandonment of certain construction projects. Impairment charges for the three and nine months ended

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2015 include the write-off of goodwill, intangible assets, property and equipment as part of the disposal of a franchise, the write-off of certain costs associated with website and software development projects as well as abandonment of certain construction projects.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $2.7 million, or 15.5%, and $6.4 million, or 12.5%, during the three and nine months ended September 30, 2016, respectively, due primarily to completed construction projects and purchases of fixed assets that were placed in service subsequent to September 30, 2016.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles increased approximately $0.9 million, or 17.6%, and $3.8 million, or 26.9%, in the three and nine months ended September 30, 2016, respectively. The average new vehicle floor plan notes payable balance increased approximately $41.2 million and $163.1 million in the three and nine months ended September 30, 2016, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.2 million and $2.0 million in the three and nine months ended September 30, 2016, respectively. The average new vehicle floor plan interest rate was 1.86% and 1.79% in the three and nine months ended September 30, 2016, respectively, compared to 1.63% and 1.61% in the three and nine months ended September 30, 2015, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.7 million and $1.8 million in the three and nine months ended September 30, 2016, respectively.

Interest expense, floor plan for used vehicles increased approximately $0.4 million, or 131.3%, and $0.5 million, or 37.8%, in the three and nine months ended September 30, 2016, respectively. The average used vehicle floor plan notes payable balance increased approximately $90.7 million and $49.8 million in the three and nine months ended September 30, 2016, respectively, resulting in an increase in used vehicle floor plan interest expense of approximately $0.3 million and $0.7 million the three and nine months ended September 30, 2016, respectively. The average used vehicle floor plan interest rate was 1.71% and 1.62% in the three and nine months ended September 30, 2016, respectively, compared to 1.57% and 1.76% in the three and nine months ended September 30, 2015, respectively, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million and a decrease of $0.2 million in the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, our used vehicle inventory levels were elevated due to a significant number of “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers to not sell the particular model until the recall work was performed, contributing to the higher floor plan balances and related interest expense.

Interest Expense, Other, Net

Interest expense, other, net is summarized in the schedules below:

	Three Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Stated/coupon interest	$11,448	$10,687	$(761)	(7.1%)
Discount/premium amortization	41	38	(3)	(7.9%)
Deferred loan cost amortization	636	625	(11)	(1.8%)
Cash flow swap interest	1,351	1,499	148	9.9%
Capitalized interest	(600)	(654)	(54)	(8.3%)
Other interest	140	166	26	15.7%
Total interest expense, other, net	$13,016	$12,361	$(655)	(5.3%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Stated/coupon interest	$33,504	$31,540	$(1,964)	(6.2%)
Discount/premium amortization	121	113	(8)	(7.1%)
Deferred loan cost amortization	1,886	1,861	(25)	(1.3%)
Cash flow swap interest	3,667	5,813	2,146	36.9%
Capitalized interest	(2,063)	(1,246)	817	65.6%
Other interest	445	554	109	19.7%
Total interest expense, other, net	$37,560	$38,635	$1,075	2.8%

Interest expense, other, net increased approximately $0.7 million during the three months ended September 30, 2016, primarily due to higher stated/coupon interest related to additional mortgage notes payable and lower levels of interest capitalized in conjunction with construction projects, offset partially by a decrease in cash flow swap interest payments. Interest expense, other, net decreased approximately $1.1 million during the nine months ended September 30, 2016, primarily due to a decrease in cash flow swap interest payments and higher levels of interest capitalized in conjunction with construction projects, offset partially by higher stated/coupon interest related to additional mortgage notes payable.

Income Taxes

The overall effective tax rate from continuing operations was 39.3% for both the three and nine months ended September 30, 2016, and was 40.0% and 39.5% for the three and nine months ended September 30, 2015, respectively. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$(350)	$(383)	$(539)	$(1,029)
Lease exit accrual adjustments and charges	(1,063)	(616)	(974)	(1,171)
Pre-tax income (loss)	$(1,413)	$(999)	$(1,513)	$(2,200)
Total revenues	$-	$-	$-	$42

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We had the following liquidity resources available as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$2,941	$3,625
Availability under our revolving credit facility	171,595	181,058
Availability under our used vehicle floor plan facilities	50,159	21,192
Floor plan deposit balance	10,000	74,000
Total available liquidity resources	$234,695	$279,875

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $10.0 million and $74.0 million as of September 30, 2016 and December 31, 2015, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used vehicle floor plan facilities was 1.84% and 1.78% in the three and nine months ended September 30, 2016, respectively, and 1.63% and 1.62% in the three and nine months ended September 30, 2015, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $11.6 million and $32.6 million in floor plan assistance in the three and nine months ended September 30, 2016, respectively, and $11.3 million and $30.7 million in the three and nine months ended September 30, 2015, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $11.3 million and $32.2 million in the three and nine months ended September 30, 2016, respectively, and $10.5 million and $30.1 million in the three and nine months ended September 30, 2015, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

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

Capital expenditures in the three and nine months ended September 30, 2016 were approximately $46.1 million and $155.1 million, respectively. Of this amount, approximately $29.2 million and $89.3 million were related to facility construction projects in the three and nine months ended September 30, 2016, respectively. Real estate acquisitions accounted for approximately $9.1 million and $43.6 million in the three and nine months ended September 30, 2016, respectively. Fixed assets utilized in our

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

dealership operations accounted for the remaining $7.8 million and $22.2 million of the capital expenditures in the three and nine months ended September 30, 2016, respectively.

Of the capital expenditures in the three months ended September 30, 2016, approximately $23.2 million was funded through mortgage financing and approximately $22.9 million was funded through cash from operations and use of our credit facilities. Of the capital expenditures in the nine months ended September 30, 2016, approximately $99.5 million was funded through mortgage financing and approximately $55.6 million was funded through cash from operations and use of our credit facilities. As of September 30, 2016, commitments for facilities construction projects totaled approximately $53.7 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the nine months ended September 30, 2016, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. During the three and nine months ended September 30, 2016, we repurchased approximately 0.6 million and 5.4 million shares of our Class A common stock, respectively, for approximately $10.0 million and $97.5 million, respectively, in open-market transactions at prevailing market prices, including two separate private block trades, and in connection with tax withholdings on the vesting of equity compensation awards. As of September 30, 2016, our total remaining repurchase authorization was approximately $47.5 million. Under the 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists.

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

Dividends

During the three months ended September 30, 2016, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of September 15, 2016 to be paid on October 14, 2016. Subsequent to September 30, 2016, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of December 15, 2016 to be paid on January 13, 2017. Under the 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of restrictions on the payment of dividends.

Cash Flows

Net cash provided by operating activities in the nine months ended September 30, 2016 was approximately $241.5 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables, inventories and other assets, offset partially by a decrease in notes payable – floor plan – trade. In the nine months ended September 30, 2015, net cash provided by operating activities was approximately $131.7 million. This provision of cash was comprised primarily of cash inflows related to operating profits, and a decrease in receivables and an increase in notes payable – floor plan – trade, offset partially by decreases in trade accounts payable, other liabilities and an increase in inventories.

Net cash used in investing activities in the nine months ended September 30, 2016 was approximately $169.9 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in investing activities in the nine months ended September 30, 2015 was approximately $124.6 million. This use of cash was primarily comprised of purchases of land, property and equipment.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in financing activities in the nine months ended September 30, 2016 was approximately $72.3 million. This use of cash was comprised primarily of purchases of treasury stock, payments on notes payable – floor plan – non-trade, payments and repurchases on long-term debt, offset partially by proceeds from issuance of mortgage-related long-term debt. Net cash used in financing activities in the nine months ended September 30, 2015 was approximately $8.8 million. This use of cash was comprised primarily of purchases of treasury stock, a decrease in notes payable – floor plan – non-trade and payments on long-term debt, offset partially by proceeds from issuance of mortgage-related long-term debt.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $167.3 million in the nine months ended September 30, 2016 and net cash provided by combined trade and non-trade floor plan financing was approximately $21.2 million in the nine months ended September 30, 2015. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $204.8 million and $102.5 million in the nine months ended September 30, 2016 and 2015, respectively.

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

Future Liquidity Outlook

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof) and our 2014 Credit Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

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

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $855.1 million at September 30, 2016. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $9.2 million in the nine months ended September 30, 2016. Of the total change in interest expense, approximately $7.9 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three and nine months ended September 30, 2016 due to the leases containing LIBOR floors which were above the LIBOR rate during the three and nine months ended September 30, 2016.

We also have interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at September 30, 2016 was a liability of approximately $13.1 million, with $5.6 million included in other accrued liabilities and $7.5 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Under the terms of these cash flow swaps, we will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.3		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.5		4.655%	one-month LIBOR	December 10, 2017
$6.7	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.0	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$50.0		1.320%	one-month LIBOR	July 1, 2017
$250.0	(3)	1.887%	one-month LIBOR	June 30, 2018
$25.0		2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0		1.303%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(5)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(5)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(6)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(6)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(4)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 0.527% at September 30, 2016.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of this forward-starting swap is July 3, 2017.
(4)	The effective date of these forward-starting swaps is July 1, 2017.
(5)	The effective date of these forward-starting swaps is July 2, 2018.
(6)	The effective date of these forward-starting swaps is July 1, 2019.

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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

July 2016	-	$-	-	$57,499
August 2016	579	$17.23	579	$47,518
September 2016	-	$-	-	$47,518
Total	579		579

(1)

On January 20, 2016, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our previously announced share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
January 2016 authorization	$100,000
Total active program repurchases prior to September 30, 2016	(52,482)
Current remaining availability as of September 30, 2016	$47,518

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

SONIC AUTOMOTIVE, INC.

Date: November 1, 2016	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: November 1, 2016	By:	/s/ HEATH R. BYRD
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