Form 10-K
period 2016-12-31
SONIC AUTOMOTIVE INC
filed 2017-02-27
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $554.9 million based upon the closing sales price of the registrant’s Class A common stock on June 30, 2016 of $17.11 per share.

As of February 21, 2017, there were 32,855,850 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held April 18, 2017 are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, as well as:

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

SONIC AUTOMOTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

SONIC AUTOMOTIVE, INC.

PART I

Item 1.  Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2016, we operated 116 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2016, we operated 107 franchised dealership stores and five EchoPark® stores.

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

EchoPark® provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in unique stand-alone specialty retail locations. Our EchoPark® business operates independently from our franchised new and used dealership sales operations. Sales operations in our first EchoPark® market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2016, we had five EchoPark® stores in operation, and we expect to open another store in Colorado in the first half of 2017. During the second quarter of 2016, we announced that we have begun the process of expanding EchoPark® operations into additional markets in North Carolina, South Carolina and Texas with operations in these markets expected to begin in 2017 and 2018. We believe that our EchoPark® business will provide long-term benefits to us, our stockholders and guests. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

References to “Sonic,” the “Company,” “we,” “us,” and “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries.

          The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2016:

SONIC AUTOMOTIVE, INC.

As of December 31, 2016, we operated in the following states:

Market	Number of Franchises	Percent of 2016 Total Revenue
California	24	30.3%
Texas	29	25.0%
Tennessee	11	7.3%
Florida	9	6.1%
Alabama	13	5.3%
Colorado	4	4.7%
Georgia	4	3.5%
North Carolina	4	3.2%
Virginia	2	2.9%
Ohio	5	2.7%
Maryland	3	2.7%
South Carolina	5	2.4%
Nevada	3	2.1%
Disposed franchises and holding companies	-	0.5%
Total Franchised Dealerships	116	98.7%

EchoPark® - Colorado	5	1.3%
Total	121	100.0%

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

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for a discussion of our plans for the use of capital generated from operations.

Operating Segments

As of December 31, 2016, we had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark® segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

For the year ended December 31, 2016, EchoPark® revenue represented approximately 1.3% of total revenue. See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our two operating segments.

Unless otherwise noted, the following discussion of our business is presented on a consolidated basis.

Business Strategy

Execute our Stand-Alone Pre-Owned Store Initiative. We have augmented our manufacturer-franchised dealership operations with our EchoPark® stand-alone pre-owned specialty retail locations. Our EchoPark® business operates independently from our franchised new and used dealership sales operations and offers customers an exciting shopping and buying experience. Sales operations for our EchoPark® initiative began in Denver, Colorado in the fourth quarter of 2014. As of December 31, 2016, we had five EchoPark® stores in operation, and expect to open an additional EchoPark® store in Colorado in the first half of 2017.

Execute our Customer Experience Initiative. Our One Sonic-One Experience (“OSOE”) initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies

SONIC AUTOMOTIVE, INC.

will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the OSOE initiative at our dealerships in Charlotte, North Carolina. In 2016, we introduced the technology component of the initiative to 14 additional stores in our Alabama, Tennessee and California markets.

Achieve High Levels of Customer Satisfaction. We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles and service in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealership. In addition, all manufacturers consider CSI scores in approving acquisitions or awarding new dealership open points. In order to keep dealership and executive management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs for certain groups of associates.

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

Maintain Diverse Revenue Streams. We have multiple revenue streams. In addition to new vehicle sales, our revenue sources include used vehicle sales, which we believe are less sensitive to economic cycles and seasonal influences that exist with new vehicle sales. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and, in the past, have not been as economically sensitive as new vehicle sales. We also offer customers assistance in obtaining financing and a range of automobile related warranty, aftermarket and insurance products.

Manage Portfolio. Our long-term growth and acquisition strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We seek to add like-branded dealerships to our portfolio that exist in regions in which we already operate; however, we may look outside of our existing geographic footprint when considering the location of new EchoPark® stores. A majority of our franchised dealerships are either luxury or mid-line import brands. For the year ended December 31, 2016, approximately 88.1% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

SONIC AUTOMOTIVE, INC.

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenue
	Year Ended December 31,
Brand	2016	2015	2014
Luxury:
BMW	20.2%	21.7%	21.8%
Mercedes	10.6%	9.7%	9.6%
Lexus	5.9%	5.6%	5.2%
Audi	5.3%	4.8%	5.0%
Land Rover	3.3%	4.0%	2.8%
Cadillac	3.3%	3.2%	4.1%
Porsche	2.3%	2.5%	2.4%
MINI	1.6%	1.9%	2.1%
Other luxury (1)	3.0%	3.1%	3.1%
Total Luxury	55.5%	56.5%	56.1%
Mid-line Import:
Honda	16.8%	15.5%	14.9%
Toyota	11.4%	11.1%	10.4%
Volkswagen	1.5%	1.7%	1.9%
Hyundai	1.2%	1.4%	1.6%
Other imports (2)	1.7%	1.6%	2.3%
Total Mid-line Import	32.6%	31.3%	31.1%
Domestic:
Ford	6.8%	6.8%	7.3%
General Motors (3)	5.1%	5.4%	5.5%
Total Domestic	11.9%	12.2%	12.8%

Total	100.0%	100.0%	100.0%

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

SONIC AUTOMOTIVE, INC.

products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at our dealerships.

Parts, Service and Collision Repair. Each of our franchised dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long term by increasing service capacity, investing in sophisticated equipment and well-trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts associated with new and used vehicle retail sales will drive further service and parts business in our dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.

Certified Pre-Owned Vehicles. Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle, which we believe increases our potential to retain the pre-owned purchaser as a future parts and service customer. Since CPO warranty work can only be performed at franchised dealerships, we believe CPO warranty work adds additional stability and will increase our Fixed Operations business.

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

SONIC AUTOMOTIVE, INC.

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

As with automobile dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes and other environmentally sensitive materials. Our business also involves the past and current operation and/or removal of above ground and underground storage tanks containing such substances, wastes or materials. Accordingly, we are subject to regulation by federal, state and local authorities that establish health and environmental quality standards, provide for liability related to those standards and provide penalties for violations of those standards. We are also subject to laws, ordinances and regulations governing remediation of contamination at facilities we own or operate or to which we send hazardous or toxic substances or wastes and other environmentally sensitive materials for treatment, recycling or disposal.

We do not have any known material environmental liabilities, and we believe that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition

SONIC AUTOMOTIVE, INC.

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	89	Executive Chairman and Director
B. Scott Smith	49	Chief Executive Officer, President and Director
David Bruton Smith	42	Vice Chairman and Director
Heath R. Byrd	50	Executive Vice President and Chief Financial Officer
Jeff Dyke	49	Executive Vice President of Operations

O. Bruton Smith is the Founder of Sonic and has served as Sonic’s Executive Chairman since July 2015.  Prior to his appointment as Executive Chairman, Mr. Smith had served as Chairman and Chief Executive Officer of the Company since its organization in January 1997.  Mr. Smith has also served as a director of Sonic since its organization in January 1997.  Mr. Smith is also a director of many of Sonic’s subsidiaries.  Mr. Smith has worked in the retail automobile industry since 1966.  Mr. Smith is also the Executive Chairman and a director of Speedway Motorsports, Inc. (“SMI”), which is controlled by Mr. Smith and his family.  SMI is a public company whose shares are traded on the New York Stock Exchange (the “NYSE”).  Among other things, SMI owns and operates the following Speedways: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway and Texas Motor Speedway.  He is also a director of most of SMI’s operating subsidiaries.

B. Scott Smith is the Co-Founder of Sonic.  He is also Chief Executive Officer, President and a director of Sonic.  Prior to his appointment as Chief Executive Officer in July 2015, Mr. Smith had served as President and Chief Strategic Officer of Sonic since March 2007.  Prior to that, Mr. Smith served as Sonic’s Vice Chairman and Chief Strategic Officer from October 2002 to March 2007 and President and Chief Operating Officer from April 1997 to October 2002.  Mr. Smith has been a director of Sonic since its organization in January 1997.  Mr. Smith also serves as a director and executive officer of many of Sonic’s subsidiaries.  Mr. Smith, who is the son of O. Bruton Smith and the brother of David Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before Sonic’s acquisition of those dealerships in 1997.  Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer of Sonic in April 1997.  Mr. Smith has over 27 years of experience in the automobile dealership industry.

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

SONIC AUTOMOTIVE, INC.

Employees

As of December 31, 2016, we employed approximately 9,800 associates. We believe that our relationships with our associates are good. Approximately 275 of our associates, primarily service technicians in our nothern California markets, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.

Company Information

Our website is located at www.sonicautomotive.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we transmit to the SEC.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Item 1A.  Risk Factors.

Our business, financial condition, results of operations, cash flows, prospects and the prevailing market price and performance of our Class A common stock may be adversely affected by a number of factors, including the material risks noted below. Our stockholders and prospective investors should consider these risks, uncertainties and other factors prior to making an investment decision.

Risks Related to Our Sources of Financing and Liquidity

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions, expansion plans and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2016, our total outstanding indebtedness was approximately $2.4 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have up to $250.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and up to $1.0 billion of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2016 Floor Plan Facilities”). We refer to the 2016 Revolving Credit Facility and the 2016 Floor Plan Facilities collectively as our “2016 Credit Facilities.” Based on balances as of December 31, 2016, we had approximately $207.0 million available for additional borrowings under the 2016 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances. We are able to borrow under our 2016 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2016 Floor Plan Facilities. In addition, the indentures relating to our 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”), our 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options generally ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2016 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

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

Our 2016 Credit Facilities, the indentures governing the 5.0% Notes and the 7.0% Notes and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 5.0% Notes and 7.0% Notes. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross-default provisions. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Our ability to make interest and principal payments when due to holders of our debt securities depends upon our future performance and our receipt of sufficient funds from our subsidiaries.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions, the regulatory environment and other factors, many of which we are unable to control. Substantially all of our consolidated assets are held by our subsidiaries and substantially all of our consolidated cash flow and net income are generated by our subsidiaries. Accordingly, our cash flow and ability to service debt depend to a substantial degree on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash. We may receive cash from our subsidiaries in the form of dividends, loans or distributions. We may use this cash to service our debt obligations or for working capital. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt.

If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our common stock on terms that we do not find attractive. Further, our failure to comply with the financial and other restrictive covenants relating to the 2016 Credit Facilities and the indentures pertaining to our outstanding notes could result in a default under these agreements and indentures that would prevent us from borrowing under the 2016 Credit Facilities, which could materially adversely affect our business, financial condition and results of operations. If a default and acceleration of repayment were to occur, we may be unable to adequately finance our operations and the value of our Class A common stock could be materially adversely affected.

We have financed the purchase of certain dealership properties with mortgage notes that require balloon payments at the end of the notes’ terms.

Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2017 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do not have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us, or depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.

We depend on the performance of subleases to offset costs related to certain of our lease agreements.

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

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2016, we had interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

Our hedging transactions expose us to certain risks and financial losses, including, among other things:

•	counterparty credit risk;
•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

•	the duration or the amount of the hedge may not match the duration or the amount of the related liability;
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

Upon the occurrence of a change of control, as defined in the 5.0% Notes and the 7.0% Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under our 2016 Credit Facilities. Any future debt instruments that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change of control. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our stockholders.

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

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise or dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Manufacturers’ lobbying efforts (including those of Tesla) may lead to the repeal or revision of state dealer laws. If dealer laws are repealed or weakened in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their franchise or dealer agreements upon expiration.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2016, approximately 17.1% of our parts, service and collision repair revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our parts and service sales volume and margins could be adversely affected.

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

For instance, negative publicity and legal proceedings related to events such as the well-known Volkswagen/Audi emissions issue may have a negative impact on the products we sell and the profitability of our dealerships related to those manufacturers could be adversely affected. Depending on the ultimate outcome of the Volkswagen/Audi emissions issue and whether or not other manufacturers have implemented similar technologies, the resulting impact could result in a material adverse effect on our overall results of operations, financial position and cash flows. As of December 31, 2016, we operated five Volkswagen and five Audi franchised dealerships. During the year ended December 31, 2016, these dealerships generated revenues of approximately $647.3 million, representing approximately 6.7% of our total revenues.

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

We have invested and expect to continue to invest in new business strategies, services and technologies, including our EchoPark® stores and our OSOE initiative. Such endeavors may involve significant risks and uncertainties, including allocating management resources away from current operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.

Our ability to make acquisitions, execute our stand-alone pre-owned store initiative and grow organically may be restricted by the terms and limits of the 2016 Credit Facilities.

The amount of capital available to us is limited to the liquidity available under our 2016 Credit Facilities and capital generated through operating activities. Pursuant to the 2016 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts, without the written consent of the required lenders (as that term is defined in the 2016 Credit Facilities). Our pace and scale of growing our stand-alone pre-owned store initiative may be limited in the event other sources of capital are unavailable. These restrictions may limit our growth strategy.

We may not be able to capitalize on future real estate and dealership acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.

We intend to finance future real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A common stock, overall market conditions or covenants under our 2016 Credit Facilities that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating or financial flexibility.

In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory under the 2016 Floor Plan Facilities or the Silo Floor Plan Facilities (“floor plan financing”). Floor plan financing arrangements allow

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain floor plan financing or obtain consents to assume existing floor plan financing in connection with our acquisition of dealerships. In the event that we are unable to obtain such financing, our ability to complete dealership acquisitions could be limited.

Substantially all the assets of our dealerships are pledged to secure the indebtedness under our Silo Floor Plan Facilities and the 2016 Credit Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because certain lending institutions are either owned by or affiliated with an automobile manufacturer, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Risks Related to the Automotive Retail Industry

Our facilities and operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, business, operating results, financial condition, cash flows and prospects could suffer.

The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and sales of finance, insurance and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines and penalties. The violation of other laws and regulations to which we are

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our operations, business, operating results, financial condition, cash flows and prospects.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the U.S. Federal Reserve with broad regulatory powers and limited oversight from the U.S. Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act has led to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers. In addition, we believe that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, has increased and will continue to increase our annual employee health care costs that we fund, and has also increased our cost of compliance and compliance risk related to offering health care benefits.

Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas such as a proposed “border adjustment tax” on imported goods, may be enacted, which could also materially adversely impact our business. The labor policy of the prior administration led to increased unionization efforts for U.S. companies, which could lead to higher labor costs for our company, disrupt our store operations, and adversely affect our results of operations.

Climate change legislation or regulations restricting emission of greenhouse gases could result in increased operating costs and reduced demand for the vehicles we sell.

The U.S. Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles, require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, and require monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

The effect of companies entering into the automotive space may affect our ability to grow or maintain the business over the long-term.

Large and well-capitalized technology companies have begun to enter into the automotive space in recent years.  Companies such as Google, Apple, Tesla, Uber and Lyft may challenge the existing automotive manufacturing, transportation and retail models.  Tesla has been challenging state dealer franchise laws in many states with mixed results, but its business model has been accepted by many consumers.  Although Tesla’s participation in the competitive landscape has had minimal impact on the overall retail automotive space thus far, these other large technology companies may continue to change consumers’ view on how automobiles should be manufactured, equipped, used and retailed in the future.  Because these companies have the ability to connect with each individual consumer easily through their technology platforms, we may ultimately be at a competitive disadvantage in marketing, financing, selling and servicing vehicles.

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

A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of importing merchandise, including fluctuations in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Natural disasters and adverse weather events can disrupt our business.

Our dealerships are concentrated in states and regions in the United States, including California, Colorado, Florida and Texas, in which actual or threatened natural disasters and severe weather events (such as hail storms, floods, hurricanes, earthquakes, fires and landslides) may disrupt our store operations, which may adversely impact our business, financial condition, results of operations and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have substantial insurance, subject to certain deductibles, limitations and exclusions, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under the Sonic Automotive, Inc. 2004 Stock Incentive Plan or the Sonic Automotive, Inc. 2012 Stock Incentive Plan and other obligations become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our franchise and dealer agreements may impede or prevent any potential takeover bid. Our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of our company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity that may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, there may be provisions of our lending arrangements that create an event of default upon a change in control. These agreements, corporate governance documents and laws may have the effect of discouraging, delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

The outcome of legal and administrative proceedings we are or may become involved in could have a material adverse effect on our future business, financial condition, results of operations, cash flows or prospects.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified.

Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Our business may be adversely affected by claims alleging violations of laws and regulations in our advertising, sales and finance and insurance activities.

Our business is highly regulated. In the past several years, private plaintiffs and state attorneys general have increased their scrutiny of advertising, sales and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchise or dealer agreements to conduct dealership operations.

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

We may be subject to substantial withdrawal liability assessments in the future related to a multiemployer pension plan to which certain of our dealerships make contributions pursuant to collective bargaining agreements.

Six of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our six dealership subsidiaries are among approximately 149 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. In March 2008, the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, issued a certification that the AI Pension Plan was in critical status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s critical status, the Board of Trustees of the AI Pension Plan implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period commencing in 2013. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the Treasury Department, would implement a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously-adopted Rehabilitation Plan. The September 2016 filing with the Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

suspensions of benefits continue indefinitely and the benefit accrual reduction becomes effective upon the proposed July 1, 2017 suspension effective date. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Tax positions may exist related to our tax filings that could be challenged by governmental agencies and result in higher income tax expenses and affect our overall liquidity if we are unable to successfully defend these tax positions.

The California Franchise Tax Board examined our 2006 – 2008 California combined tax returns and challenged the “Method of Filing” of Sonic Automotive, Inc., Sonic Financial Corporation, SPR, LLC (i.e., Speedway Motorsports, Inc.), Oil-Chem Research Corporation (a privately held entity) and Sold, Inc. (a privately held entity) and asserted that all these companies should be filing one combined California tax return. In conjunction with this challenge, the State of California issued an assessment for each of the three years totaling $7.4 million. During 2012 and 2013, we responded on behalf of Sonic Automotive, Inc. and noted that we disagreed with the adjustments, amounts, facts, legal analysis and conclusion listed in the State’s assessment. We believe the State of California’s argument does not have merit and we will vigorously fight this through both the State’s administrative levels and through judicial means. However, if we are unsuccessful in our defense, it could result in a substantial tax charge that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A change in historical experience and/or assumptions used to estimate reserves could have a material impact on our earnings.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Estimates and Critical Accounting Policies,” management relies on estimates in various areas of accounting and financial reporting. For example, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience and assumptions. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

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

Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2016, our balance sheet reflected a carrying amount of approximately $472.4 million in goodwill.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at a property owned by us at 4401 Colwick Road, Charlotte, North Carolina 28211, and our telephone number at that location is (704) 566-2400.

Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating a potential acquisition is its location. We prefer to acquire dealerships or build dealership facilities located along major thoroughfares, which can be easily visited by prospective customers.

We lease the majority of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for our 2016 Credit Facilities or mortgage financing arrangements. We believe that our facilities are adequate for our current needs.

Item 3.  Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities and other long-term liabilities at December 31, 2016 was approximately $0.3 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B common stock is not traded on a public market.

As of February 21, 2017, there were 32,855,850 shares of our Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 21, 2017, there were 83 record holders of the Class A common stock and four record holders of the Class B common stock. The closing stock price for the Class A common stock on February 21, 2017 was $25.95.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling approximately $0.20 per share during the year ended December 31, 2016 and $0.11 and $0.10 per share during the years ended December 31, 2015 and 2014, respectively. Subsequent to December 31, 2016, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.05 per share for stockholders of record on March 15, 2017 to be paid on April 14, 2017. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for our Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods:

	Market Price		Cash Dividend
	High	Low	Declared
2016
Fourth Quarter	$24.00	$16.90	$0.050
Third Quarter	$19.19	$16.68	$0.050
Second Quarter	$19.04	$16.15	$0.050
First Quarter	$22.35	$15.91	$0.050

2015
Fourth Quarter	$25.30	$20.73	$0.038
Third Quarter	$24.78	$20.35	$0.025
Second Quarter	$25.37	$23.25	$0.025
First Quarter	$26.74	$23.16	$0.025

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

October 2016	-	$-	-	$47,518
November 2016	147	$16.90	147	$45,033
December 2016	-	$-	-	$45,033
Total	147		147

(1)On January 20, 2016, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our previously announced share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

				(In thousands)
January 2016 authorization				$100,000
Total active program repurchases prior to December 31, 2016				(54,967)
Current remaining availability as of December 31, 2016				$45,033

Subsequent to December 31, 2016, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock, increasing our remaining repurchase authorization to approximately $145.0 million before including the effect of any share repurchases subsequent to December 31, 2016.

Item 6. Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflects the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2016. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in the selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of our operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Income Statement Data (1):
Total revenues	$9,731.8	$9,624.3	$9,197.1	$8,843.2	$8,365.5
Impairment charges	$8.1	$18.0	$6.6	$9.9	$0.4
Income (loss) from continuing operations before taxes	$155.2	$145.2	$161.7	$129.0	$141.2
Income (loss) from continuing operations	$94.5	$88.1	$98.6	$84.7	$91.3
Basic earnings (loss) per share from continuing operations	$2.07	$1.74	$1.89	$1.60	$1.68
Diluted earnings (loss) per share from continuing operations	$2.06	$1.73	$1.87	$1.59	$1.56

Balance Sheet Data (1):
Total assets	$3,639.3	$3,562.4	$3,168.3	$3,036.8	$2,762.7
Current maturities of long-term debt	$43.0	$33.4	$30.8	$18.2	$18.6
Total long-term debt	$882.7	$814.6	$758.5	$734.0	$615.4
Total long-term liabilities (including long-term debt)	$1,020.3	$952.1	$885.3	$846.9	$730.6
Cash dividends declared per common share	$0.20	$0.11	$0.10	$0.10	$0.10

(1)   As discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Notes 2, 5 and 6 to the accompanying consolidated financial statements, impairment charges, business combinations and dispositions and debt refinancings have had a material impact on our reported historical consolidated financial information.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2016 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”).

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Unless otherwise noted, all discussion of increases or decreases are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair and finance, insurance and other are on a same store basis, except where otherwise noted. All continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. During the year ended December 31, 2016, we acquired three stand-alone used vehicle stores, opened two new manufacturer-awarded open point franchised dealerships and opened two new EchoPark® stores, which are included in reported figures for 2016, but are excluded from same store reporting for all periods. During the year ended December 31, 2015, we opened one EchoPark® store, which is included in reported figures for all periods and same store reporting for 2016 compared to 2015, but is excluded from same store reporting for 2015 compared to 2014. During the year ended December 31, 2014, we acquired one mid-line import franchise and two luxury franchises, which are included in both reported figures and same store reporting for all periods. During the year ended December 31, 2014, we opened two EchoPark® stores, which are included in reported figures for all periods and same store reporting for 2016 compared to 2015, but are excluded from same store reporting for 2015 compared to 2014.

We did not dispose of any dealership franchises during the year ended December 31, 2016 and we had no franchises held for sale as of December 31, 2016. We disposed of four franchises during the year ended December 31, 2015. We disposed of nine dealership franchises during the year ended December 31, 2014. The results of operations of these disposed stores are included in continuing operations on the accompanying consolidated statements of income for all periods presented. We elected to adopt and apply the guidance of Accounting Standards Update (“ASU”) 2014-08 beginning with our Quarterly Report on Form 10-Q for the period ended June 30, 2014. Dealership franchises disposed of subsequent to March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria in ASU 2014-08. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for tabular disclosure of the effects of disposed stores that remain in continuing operations.

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2016, we operated 116 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2016, we operated 107 franchised dealership stores and five EchoPark® stores.

As a result of the way we manage our business, as of December 31, 2016, we had two operating segments: Franchised Dealerships and EchoPark®. Our franchised dealerships provide comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. EchoPark® provides the same services (excluding new vehicles sales and manufacturer warranty repairs) in unique stand-alone specialty retail locations. Our EchoPark® business operates independently from our franchised new and used dealership sales operations and offers customers an exciting shopping and buying experience. Sales operations in our first EchoPark® market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2016, we had five EchoPark® stores in operation, and we expect to open another store in Colorado in the first half of 2017. During the second quarter of 2016, we announced that we have begun the process of expanding EchoPark® operations into additional markets in North Carolina, South Carolina and Texas with operations in these markets expected to begin in 2017 and 2018. We believe that our EchoPark® business will provide long-term benefits to us, our stockholders and guests. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience” (“OSOE”). This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the OSOE initiative at our dealerships in Charlotte, North Carolina. During 2016, we introduced the technology component of the initiative to 14 additional stores in our Alabama, Tennessee and California markets. Additional market implementations will continue upon completion of migration activities and required market/brand specific technology modifications. We believe that our OSOE initiative will provide long-term benefits to us, our stockholders and guests. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this initiative.

Executive Summary

The U.S. retail automotive industry’s new vehicle unit sales volume increased 0.6% to 17.5 million vehicles in 2016, from 17.4 million vehicles in 2015, according to Bloomberg Financial Markets, via Stephens Inc. For 2017, analysts’ average industry expectation for the new vehicle seasonally adjusted annual rate of sales (“SAAR”) is approximately 17.4 million to 17.5 million vehicles, flat compared to the industry volume level in 2016. We estimate the 2017 new vehicle SAAR will be between 17.0 million and 17.5 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause actual 2017 new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between retail and fleet new vehicle sales volume. Our current operational goal focuses on growing our retail new vehicle sales, as opposed to fleet new vehicle sales, and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail SAAR (which excludes fleet new vehicle sales). According to PIN from J.D. Power, retail new vehicle unit sales volume decreased 0.7% to 14.1 million vehicles in 2016, from 14.2 million vehicles in 2015.

Our same store retail new vehicle revenue was flat during 2016 in spite of a 2.3% decrease in retail new vehicle unit volume. Retail new vehicle gross profit decreased 2.8% on lower retail new vehicle unit volume and lower retail new vehicle gross profit per unit, which decreased $11 per unit, or 0.6%, to $1,936 per unit. We believe that lower gross margins on retail new vehicles are a result of downward pressure on pricing due to the availability of pricing information to consumers, increased competition for sales between similar branded dealerships and higher overall inventory levels. We anticipate that this trend may continue into 2017 and continue to impact new vehicle gross margins.

Our same store used vehicle unit volume increased 2.0% during 2016, driving a 0.9% increase in used vehicle revenue. Used vehicle gross profit decreased 3.0%, driven by a decrease in used vehicle gross profit per unit of $69 per unit, or 4.9%, to $1,331 per unit. Our same store wholesale vehicle gross loss increased approximately $0.1 million, or 1.3%, during 2016, driven by a 16.5% increase in wholesale unit volume. Our used vehicle inventories were elevated during much of 2016, due to a significant number of vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and negatively affected our retail used vehicle unit volume and gross profit per unit and may continue to negatively affect our dealerships’ results of operations until warranty replacement parts become available or as additional models and model years become included in these safety recalls. As of December 31, 2016, we had approximately 600 “stop-sale” used vehicles in our inventory, which increased our used vehicle days’ supply by approximately two days. We focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range in order to limit our exposure to market pricing volatility. Adjusted for “stop-sale” vehicles, our used vehicle inventory days’ supply was approximately 34 days as of December 31, 2016.

Our same store Fixed Operations revenue increased 4.3% during 2016, driving a 2.2% increase in Fixed Operations gross profit impacted by a 100 basis point decrease in the Fixed Operations gross margin rate. Our same store customer pay, warranty and internal, sublet and other gross profit increased on higher activity levels in our service bays and increased used vehicle reconditioning volume during 2016, offset partially by a decrease in our wholesale parts business. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of manufacturer recall and warranty activity could negatively impact our Fixed Operations results in the future.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our same store F&I revenue increased 4.7% during 2016, driven by a 5.1% increase in F&I gross profit per retail unit, which increased $65 per unit to $1,346 per unit, offsetting the effect of flat combined retail new and used vehicle unit sales volume. We believe that our proprietary software applications, playbook processes and customer-centric selling approach drove increases in gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our finance contract and service contract product lines. We believe we will continue to improve in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of income:

	Percentage of Total Revenues
	Year Ended December 31,
	2016	2015	2014
Revenues:
New vehicles	53.8%	54.7%	55.7%
Used vehicles	26.0%	26.1%	25.1%
Wholesale vehicles	2.2%	1.6%	1.8%
Parts, service and collision repair	14.5%	14.2%	14.1%
Finance, insurance and other, net	3.5%	3.4%	3.3%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	85.3%	85.3%	85.1%
Gross profit	14.7%	14.7%	14.9%
Selling, general and administrative expenses	11.4%	11.5%	11.6%
Impairment charges	0.1%	0.2%	0.1%
Depreciation and amortization	0.8%	0.7%	0.7%
Operating income (loss)	2.4%	2.3%	2.5%
Interest expense, floor plan	0.3%	0.2%	0.2%
Interest expense, other, net	0.5%	0.6%	0.6%
Other (income) expense, net	0.0%	0.0%	(0.1%)
Income (loss) from continuing operations before taxes	1.6%	1.5%	1.8%
Provision for income taxes for continuing operations - (benefit) expense	0.6%	0.6%	0.7%
Income (loss) from continuing operations	1.0%	0.9%	1.1%

New Vehicles

New vehicle revenues include the sale of new vehicles to retail customers (“retail new vehicles”), as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by manufacturer incentives to consumers, which vary from cash-back incentives to low interest rate financing, among other things. New vehicle revenues and gross profit are also dependent on vehicle manufacturers providing adequate inventory allocations to our dealerships to meet customer demands and the availability of consumer credit. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles.

The U.S. retail automotive industry’s new vehicle unit sales volume below reflects all brands marketed or sold in the United States.  This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore our new vehicle sales volume may not trend directly in line with industry sales volume. We believe that retail unit sales volume is a more meaningful metric for comparing our new vehicles sales volume to the industry due to our minimal fleet vehicle business.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,			Year Ended December 31,
(In millions of vehicles)	2016	2015	% Change	2015	2014	% Change
U.S. industry volume - Retail (1)	14.1	14.2	(0.7%)	14.2	13.6	4.4%
U.S. industry volume - Fleet	3.4	3.2	6.3%	3.2	2.8	14.3%
U.S. industry volume - Total (2)	17.5	17.4	0.6%	17.4	16.4	6.1%

(1)	Source: PIN from J.D. Power
(2)	Source: Bloomberg Financial Markets, via Stephens Inc.

According to public sources, average industry volume expectations for the year ending December 31, 2017 are approximately 17.4 million to 17.5 million vehicles, which would be virtually flat compared to the industry volume for the year ended December 31, 2016.

The following tables provide a reconciliation of same store basis and reported basis for total new vehicles (retail and fleet sales):

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$5,214,210	$5,221,517	$(7,307)	(0.1%)
Acquisitions and dispositions	20,295	43,884	(23,589)	(53.8%)
Total as reported	$5,234,505	$5,265,401	$(30,896)	(0.6%)

Total new vehicle gross profit:
Same store	$259,403	$266,632	$(7,229)	(2.7%)
Acquisitions and dispositions	1,191	1,297	(106)	(8.2%)
Total as reported	$260,594	$267,929	$(7,335)	(2.7%)

Total new vehicle units:
Same store	135,605	138,901	(3,296)	(2.4%)
Acquisitions and dispositions	398	1,100	(702)	(63.8%)
Total as reported	136,003	140,001	(3,998)	(2.9%)

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$5,187,076	$4,965,615	$221,461	4.5%
Acquisitions and dispositions	78,325	158,414	(80,089)	(50.6%)
Total as reported	$5,265,401	$5,124,029	$141,372	2.8%

Total new vehicle gross profit:
Same store	$264,124	$280,264	$(16,140)	(5.8%)
Acquisitions and dispositions	3,805	8,362	(4,557)	(54.5%)
Total as reported	$267,929	$288,626	$(20,697)	(7.2%)

Total new vehicle units:
Same store	137,884	134,062	3,822	2.9%
Acquisitions and dispositions	2,117	4,355	(2,238)	(51.4%)
Total as reported	140,001	138,417	1,584	1.1%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our reported new vehicle results (including fleet) are as follows:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$5,234,505	$5,265,401	$(30,896)	(0.6%)
Gross profit	$260,594	$267,929	$(7,335)	(2.7%)
Unit sales	136,003	140,001	(3,998)	(2.9%)
Revenue per unit	$38,488	$37,610	$878	2.3%
Gross profit per unit	$1,916	$1,914	$2	0.1%
Gross profit as a % of revenue	5.0%	5.1%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$5,265,401	$5,124,029	$141,372	2.8%
Gross profit	$267,929	$288,626	$(20,697)	(7.2%)
Unit sales	140,001	138,417	1,584	1.1%
Revenue per unit	$37,610	$37,019	$591	1.6%
Gross profit per unit	$1,914	$2,085	$(171)	(8.2%)
Gross profit as a % of revenue	5.1%	5.6%	(50)	bps

Our same store new vehicle results (including fleet) are as follows:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$5,214,210	$5,221,517	$(7,307)	(0.1%)
Gross profit	$259,403	$266,632	$(7,229)	(2.7%)
Unit sales	135,605	138,901	(3,296)	(2.4%)
Revenue per unit	$38,451	$37,592	$859	2.3%
Gross profit per unit	$1,913	$1,920	$(7)	(0.4%)
Gross profit as a % of revenue	5.0%	5.1%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$5,187,076	$4,965,615	$221,461	4.5%
Gross profit	$264,124	$280,264	$(16,140)	(5.8%)
Unit sales	137,884	134,062	3,822	2.9%
Revenue per unit	$37,619	$37,040	$579	1.6%
Gross profit per unit	$1,916	$2,091	$(175)	(8.4%)
Gross profit as a % of revenue	5.1%	5.6%	(50)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

During the year ended December 31, 2016, we believe our retail new vehicle unit sales volume was negatively affected by “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models where the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense and may continue to negatively affect our dealerships’ results of operations until warranty replacement parts become available or as additional models and model years are included in these safety recalls. As of December 31, 2016, we had approximately 400 “stop-sale” new vehicles in our inventory, which increased our new vehicle days’ supply by approximately one day.

2016 Compared to 2015

Excluding fleet sales, our retail new vehicle revenue was flat and our retail new vehicle unit sales volume decreased 2.3% driven primarily by decreases in retail new vehicle unit sales volume at our BMW, Toyota, Ford, MINI and Land Rover dealerships, offset partially by increases in retail new vehicle unit sales volume at our Honda dealerships. Our retail new vehicle gross profit decreased approximately $7.6 million, or 2.8%, primarily driven by decreases in retail new vehicle gross profit at our Land Rover, Ford, Porsche, General Motors (excluding Cadillac) and MINI dealerships, offset partially by increases in retail new vehicle gross profit at our Honda, Audi and Jaguar dealerships. Our gross profit per retail new unit decreased $11 per unit, or 0.6%, to $1,936 per unit, primarily driven by decreases in gross profit per retail new unit at our Land Rover, Porsche and Ford dealerships, offset partially by increases in gross profit per retail new unit at our Honda, Audi and Jaguar dealerships.

We believe the decline in retail new vehicle gross profit per unit is primarily due to downward pricing pressure in the Houston market as a result of a downturn in the energy sector and its effect on the local economy in addition to a higher supply of certain luxury models, including Land Rover, and downward pressure on pricing due to the availability of pricing information to consumers, increased competition for sales between similar branded dealerships and higher overall inventory levels. We anticipate that this trend may continue into 2017 and continue to impact new vehicle gross margins.

2015 Compared to 2014

Excluding fleet sales, our retail new vehicle revenue increased 4.9% and our retail new vehicle unit sales volume increased 3.4% driven primarily by increases in retail new vehicle unit sales volume at our Toyota, Honda, Land Rover and Mercedes dealerships, offset partially by decreases in retail new vehicle unit sales volume at our MINI, Volkswagen and Hyundai dealerships. Excluding fleet sales, our retail new vehicle gross profit decreased approximately $14.5 million, or 5.2%, primarily driven by decreases in retail new vehicle gross profit at our Toyota and Honda dealerships, offset partially by increases in retail new vehicle gross profit at our Land Rover and Lexus dealerships. Our gross profit per retail new unit decreased $176 per unit, or 8.3%, to $1,943 per unit, primarily driven by decreases in gross profit per retail new unit at our BMW, Audi, Toyota and Honda dealerships, offset partially by increases in gross profit per retail new unit at our Land Rover dealerships.

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

The following tables provide a reconciliation of same store basis and reported basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,502,267	$2,481,090	$21,177	0.9%
Acquisitions and dispositions	30,855	30,934	(79)	(0.3%)
Total as reported	$2,533,122	$2,512,024	$21,098	0.8%

Total used vehicle gross profit:
Same store	$156,841	$161,743	$(4,902)	(3.0%)
Acquisitions and dispositions	1,744	299	1,445	483.3%
Total as reported	$158,585	$162,042	$(3,457)	(2.1%)

Total used vehicle units:
Same store	117,814	115,549	2,265	2.0%
Acquisitions and dispositions	1,360	1,574	(214)	(13.6%)
Total as reported	119,174	117,123	2,051	1.8%

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,394,454	$2,211,513	$182,941	8.3%
Acquisitions and dispositions	117,570	98,734	18,836	19.1%
Total as reported	$2,512,024	$2,310,247	$201,777	8.7%

Total used vehicle gross profit:
Same store	$155,448	$152,355	$3,093	2.0%
Acquisitions and dispositions	6,594	4,891	1,703	34.8%
Total as reported	$162,042	$157,246	$4,796	3.0%

Total used vehicle units:
Same store	111,212	105,161	6,051	5.8%
Acquisitions and dispositions	5,911	4,952	959	19.4%
Total as reported	117,123	110,113	7,010	6.4%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our reported used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$2,533,122	$2,512,024	$21,098	0.8%
Gross profit	$158,585	$162,042	$(3,457)	(2.1%)
Unit sales	119,174	117,123	2,051	1.8%
Revenue per unit	$21,256	$21,448	$(192)	(0.9%)
Gross profit per unit	$1,331	$1,384	$(53)	(3.8%)
Gross profit as a % of revenue	6.3%	6.5%	(20)	bps

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$2,512,024	$2,310,247	$201,777	8.7%
Gross profit	$162,042	$157,246	$4,796	3.0%
Unit sales	117,123	110,113	7,010	6.4%
Revenue per unit	$21,448	$20,981	$467	2.2%
Gross profit per unit	$1,384	$1,428	$(44)	(3.1%)
Gross profit as a % of revenue	6.5%	6.8%	(30)	bps

Our same store used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$2,502,267	$2,481,090	$21,177	0.9%
Gross profit	$156,841	$161,743	$(4,902)	(3.0%)
Unit sales	117,814	115,549	2,265	2.0%
Revenue per unit	$21,239	$21,472	$(233)	(1.1%)
Gross profit per unit	$1,331	$1,400	$(69)	(4.9%)
Gross profit as a % of revenue	6.3%	6.5%	(20)	bps

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$2,394,454	$2,211,513	$182,941	8.3%
Gross profit	$155,448	$152,355	$3,093	2.0%
Unit sales	111,212	105,161	6,051	5.8%
Revenue per unit	$21,531	$21,030	$501	2.4%
Gross profit per unit	$1,398	$1,449	$(51)	(3.5%)
Gross profit as a % of revenue	6.5%	6.9%	(40)	bps

During the year ended December 31, 2016, manufacturer “stop-sale” instructions for safety recalls on certain models increased our inventory on-hand by approximately 1,600 vehicles at March 31, 2016 , approximately 4,200 vehicles at June 30, 2016, approximately 1,800 vehicles at September 30, 2016, and approximately 600 vehicles at December 31, 2016, primarily in certain BMW, Honda and Mercedes models. We believe the “stop-sale” inventory negatively affected both our retail unit sales volume and

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

gross profit per unit during the year ended December 31, 2016 due to the inability to retail these units, which typically are in higher demand and can yield higher gross profit per unit.

In addition to the factors discussed below, incremental used vehicle unit sales volume during the year ended December 31, 2016 contributed to additional Fixed Operations gross profit (via reconditioning) and F&I gross profit as discussed under the headings “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” below.

2016 Compared to 2015

Retail used vehicle revenue increased 0.9%, driven primarily by a 2.0% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW, Mercedes and Toyota dealerships and EchoPark® stores, offset partially by decreases in retail used vehicle unit sales volume at our Honda, Ford and General Motors (excluding Cadillac) dealerships. Retail used vehicle gross profit decreased approximately $4.9 million, or 3.0%, driven primarily by lower retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our dealerships in the Houston market as a result of ongoing economic challenges in that market. Retail used vehicle gross profit per unit decreased $69 per unit, or 4.9%, driven primarily by lower retail used vehicle gross profit per unit at our Honda, General Motors (excluding Cadillac) and Mercedes dealerships. We believe that the decrease in overall retail used vehicle gross profit per unit is due in part to the positive effects of newly redesigned models in certain brands on new vehicle demand, which, in turn, put downward pricing pressure on similar pre-owned models in those brands. In addition, our Houston dealerships, particularly our General Motors (excluding Cadillac), Ford, Volkswagen and BMW dealerships, experienced significant decreases in retail used vehicle gross profit per unit based on both “stop-sale” vehicles in inventory and their exposure to the Houston energy market.

2015 Compared to 2014

Retail used vehicle revenue increased 8.3%, driven primarily by a 5.8% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW, Audi and Honda dealerships. Retail used vehicle gross profit increased approximately $3.1 million, or 2.0%, driven primarily by higher retail used vehicle unit sales volume, offset partially by a $51 per unit decrease in retail used vehicle gross profit per unit, driven primarily by lower retail used vehicle gross profit per unit at our Mercedes, Ford and Toyota dealerships. We believe that the decrease in overall retail used vehicle gross profit per unit is due in part to the positive effects of newly redesigned models in certain brands on new vehicle demand, which, in turn, put downward pricing pressure on similar pre-owned models in those brands. In addition, our Houston dealerships, particularly our Ford, General Motors (excluding Cadillac), BMW and Jaguar dealerships, experienced significant decreases in retail used vehicle gross profit per unit based on their exposure to the Houston energy market.

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

The following tables provide a reconciliation of same store basis and reported basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$209,323	$153,705	$55,618	36.2%
Acquisitions and dispositions	1,725	1,634	91	5.6%
Total as reported	$211,048	$155,339	$55,709	35.9%

Total wholesale vehicle gross profit (loss):
Same store	$(7,062)	$(6,969)	$(93)	(1.3%)
Acquisitions and dispositions	(254)	(399)	145	36.3%
Total as reported	$(7,316)	$(7,368)	$52	0.7%

Total wholesale vehicle units:
Same store	34,798	29,869	4,929	16.5%
Acquisitions and dispositions	300	299	1	0.3%
Total as reported	35,098	30,168	4,930	16.3%

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$149,330	$160,343	$(11,013)	(6.9%)
Acquisitions and dispositions	6,009	5,815	194	3.3%
Total as reported	$155,339	$166,158	$(10,819)	(6.5%)

Total wholesale vehicle gross profit (loss):
Same store	$(6,689)	$(3,303)	$(3,386)	(102.5%)
Acquisitions and dispositions	(679)	(313)	(366)	(116.9%)
Total as reported	$(7,368)	$(3,616)	$(3,752)	(103.8%)

Total wholesale vehicle units:
Same store	28,723	28,968	(245)	(0.8%)
Acquisitions and dispositions	1,445	978	467	47.8%
Total as reported	30,168	29,946	222	0.7%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$211,048	$155,339	$55,709	35.9%
Gross profit (loss)	$(7,316)	$(7,368)	$52	0.7%
Unit sales	35,098	30,168	4,930	16.3%
Revenue per unit	$6,013	$5,149	$864	16.8%
Gross profit (loss) per unit	$(208)	$(244)	$36	14.8%
Gross profit (loss) as a % of revenue	(3.5%)	(4.7%)	120	bps

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$155,339	$166,158	$(10,819)	(6.5%)
Gross profit (loss)	$(7,368)	$(3,616)	$(3,752)	(103.8%)
Unit sales	30,168	29,946	222	0.7%
Revenue per unit	$5,149	$5,549	$(400)	(7.2%)
Gross profit (loss) per unit	$(244)	$(121)	$(123)	(101.7%)
Gross profit (loss) as a % of revenue	(4.7%)	(2.2%)	(250)	bps

Our same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$209,323	$153,705	$55,618	36.2%
Gross profit (loss)	$(7,062)	$(6,969)	$(93)	(1.3%)
Unit sales	34,798	29,869	4,929	16.5%
Revenue per unit	$6,015	$5,146	$869	16.9%
Gross profit (loss) per unit	$(203)	$(233)	$30	12.9%
Gross profit (loss) as a % of revenue	(3.4%)	(4.5%)	110	bps

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$149,330	$160,343	$(11,013)	(6.9%)
Gross profit (loss)	$(6,689)	$(3,303)	$(3,386)	(102.5%)
Unit sales	28,723	28,968	(245)	(0.8%)
Revenue per unit	$5,199	$5,535	$(336)	(6.1%)
Gross profit (loss) per unit	$(233)	$(114)	$(119)	(104.4%)
Gross profit (loss) as a % of revenue	(4.5%)	(2.1%)	(240)	bps

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

2016 Compared to 2015

Wholesale vehicle revenue, gross loss and unit sales volume increased due to higher levels of wholesale activity as a result of elevated inventory levels during the first quarter of 2016. Wholesale vehicle unit sales volume as a percentage of total used vehicle unit sales volume (retail plus wholesale) increased 230 basis points as we optimized our used vehicle inventory for current consumer demand heading into the fourth quarter.

2015 Compared to 2014

Wholesale vehicle revenue and unit sales volume decreased, while wholesale gross loss increased due to changes in auction prices and vehicle model mix. Wholesale vehicle unit sales volume as a percentage of total used vehicle unit sales volume (retail plus wholesale) decreased 110 basis points.

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

The following tables provide a reconciliation of same store basis and reported basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,405,928	$1,348,457	$57,471	4.3%
Acquisitions and dispositions	3,891	16,490	(12,599)	(76.4%)
Total as reported	$1,409,819	$1,364,947	$44,872	3.3%

Total Fixed Operations gross profit:
Same store	$671,573	$657,374	$14,199	2.2%
Acquisitions and dispositions	2,553	8,047	(5,494)	(68.3%)
Total as reported	$674,126	$665,421	$8,705	1.3%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,335,084	$1,249,756	$85,328	6.8%
Acquisitions and dispositions	29,863	46,814	(16,951)	(36.2%)
Total as reported	$1,364,947	$1,296,570	$68,377	5.3%

Total Fixed Operations gross profit:
Same store	$651,228	$600,585	$50,643	8.4%
Acquisitions and dispositions	14,193	22,964	(8,771)	(38.2%)
Total as reported	$665,421	$623,549	$41,872	6.7%

Our reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$582,557	$577,265	$5,292	0.9%
Warranty	240,415	228,093	12,322	5.4%
Wholesale parts	176,870	181,296	(4,426)	(2.4%)
Internal, sublet and other	409,977	378,293	31,684	8.4%
Total revenue	$1,409,819	$1,364,947	$44,872	3.3%
Gross profit
Customer pay	$314,791	$316,026	$(1,235)	(0.4%)
Warranty	129,924	126,571	3,353	2.6%
Wholesale parts	30,754	32,249	(1,495)	(4.6%)
Internal, sublet and other	198,657	190,575	8,082	4.2%
Total gross profit	$674,126	$665,421	$8,705	1.3%
Gross profit as a % of revenue
Customer pay	54.0%	54.7%	(70)	bps
Warranty	54.0%	55.5%	(150)	bps
Wholesale parts	17.4%	17.8%	(40)	bps
Internal, sublet and other	48.5%	50.4%	(190)	bps
Total gross profit as a % of revenue	47.8%	48.8%	(100)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$577,265	$565,144	$12,121	2.1%
Warranty	228,093	194,468	33,625	17.3%
Wholesale parts	181,296	188,687	(7,391)	(3.9%)
Internal, sublet and other	378,293	348,271	30,022	8.6%
Total revenue	$1,364,947	$1,296,570	$68,377	5.3%
Gross profit
Customer pay	$316,026	$309,885	$6,141	2.0%
Warranty	126,571	106,298	20,273	19.1%
Wholesale parts	32,249	32,633	(384)	(1.2%)
Internal, sublet and other	190,575	174,733	15,842	9.1%
Total gross profit	$665,421	$623,549	$41,872	6.7%
Gross profit as a % of revenue
Customer pay	54.7%	54.8%	(10)	bps
Warranty	55.5%	54.7%	80	bps
Wholesale parts	17.8%	17.3%	50	bps
Internal, sublet and other	50.4%	50.2%	20	bps
Total gross profit as a % of revenue	48.8%	48.1%	70	bps

Our same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$581,642	$569,924	$11,718	2.1%
Warranty	240,065	225,572	14,493	6.4%
Wholesale parts	176,850	178,958	(2,108)	(1.2%)
Internal, sublet and other	407,371	374,003	33,368	8.9%
Total revenue	$1,405,928	$1,348,457	$57,471	4.3%
Gross profit
Customer pay	$314,342	$311,926	$2,416	0.8%
Warranty	129,721	125,255	4,466	3.6%
Wholesale parts	30,752	31,770	(1,018)	(3.2%)
Internal, sublet and other	196,758	188,423	8,335	4.4%
Total gross profit	$671,573	$657,374	$14,199	2.2%
Gross profit as a % of revenue
Customer pay	54.0%	54.7%	(70)	bps
Warranty	54.0%	55.5%	(150)	bps
Wholesale parts	17.4%	17.8%	(40)	bps
Internal, sublet and other	48.3%	50.4%	(210)	bps
Total gross profit as a % of revenue	47.8%	48.8%	(100)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$566,939	$545,349	$21,590	4.0%
Warranty	224,478	187,094	37,384	20.0%
Wholesale parts	178,113	181,878	(3,765)	(2.1%)
Internal, sublet and other	365,554	335,435	30,119	9.0%
Total revenue	$1,335,084	$1,249,756	$85,328	6.8%
Gross profit
Customer pay	$310,297	$299,075	$11,222	3.8%
Warranty	124,675	102,376	22,299	21.8%
Wholesale parts	31,599	31,300	299	1.0%
Internal, sublet and other	184,657	167,834	16,823	10.0%
Total gross profit	$651,228	$600,585	$50,643	8.4%
Gross profit as a % of revenue
Customer pay	54.7%	54.8%	(10)	bps
Warranty	55.5%	54.7%	80	bps
Wholesale parts	17.7%	17.2%	50	bps
Internal, sublet and other	50.5%	50.0%	50	bps
Total gross profit as a % of revenue	48.8%	48.1%	70	bps

2016 Compared to 2015

Our Fixed Operations customer pay revenue increased approximately $11.7 million, or 2.1%. Customer pay gross profit increased approximately $2.4 million, or 0.8%, driven primarily by increases at our Audi, Lexus, Honda and Land Rover dealerships, offset partially by a decrease at our BMW dealerships. Warranty revenue increased approximately $14.5 million, or 6.4%, driven primarily by increases at our Toyota, Honda and Mercedes dealerships, offset partially by decreases at our Lexus and Volkswagen dealerships. Warranty gross profit increased approximately $4.5 million, or 3.6%, driven primarily by increases at our Toyota, Honda, Mercedes and Land Rover dealerships, offset partially by a decrease at our Lexus dealerships. Wholesale parts revenue decreased approximately $2.1 million, or 1.2%, and wholesale parts gross profit decreased approximately $1.0 million, or 3.2%, driven primarily by a decrease at our BMW dealerships. Internal, sublet and other revenue increased approximately $33.4 million, or 8.9%, and internal, sublet and other gross profit increased approximately $8.3 million, or 4.4%, on higher levels of used vehicle reconditioning and hail damage repairs.

The increase in Fixed Operations revenue contributed approximately $28.0 million in additional gross profit, offset partially by a 100 basis point decrease in the gross margin rate, which reduced the revenue impact by approximately $13.8 million, for a net $14.2 million increase in Fixed Operations gross profit. The gross margin rate decreased primarily due to a customer pay gross margin decrease at our BMW dealerships and a shift in revenue mix from higher margin customer pay work to lower margin sublet business as a result of hail damage repairs and cost associated with loaner vehicles related to customer vehicles subject to safety recalls.

2015 Compared to 2014

Our Fixed Operations customer pay revenue increased approximately $21.6 million, or 4.0%, and customer pay gross profit increased approximately $11.2 million, or 3.8%, driven primarily by increases at our BMW, Audi, Mercedes and Porsche dealerships. Warranty revenue increased approximately $37.4 million, or 20.0%, and warranty gross profit increased approximately $22.3 million, or 21.8%, led by increases in warranty activity at our BMW, Honda, Cadillac and Audi dealerships. Wholesale parts revenue decreased approximately $3.8 million, or 2.1%, and wholesale parts gross profit increased approximately $0.3 million, or 1.0%, driven primarily by higher levels of sales activity and gross margin rate at our Audi dealerships. Internal, sublet and other revenue increased approximately increased $30.1 million, or 9.0%, and internal, sublet and other gross profit increased approximately $16.8 million, or 10.0%, on higher levels of used vehicle reconditioning.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The increase in Fixed Operations revenue contributed approximately $41.0 million in additional gross profit, which, combined with $9.6 million of additional gross profit due to a 70 basis point increase in the gross margin rate, resulted in a net $50.6 million increase in Fixed Operations gross profit. The gross margin rate increased primarily due to a shift in revenue mix away from lower margin wholesale parts to higher margin warranty work compared to the prior year.

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

The following tables provide a reconciliation of same store basis and reported basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$338,733	$323,556	$15,177	4.7%
Acquisitions and dispositions	4,552	3,032	1,520	50.1%
Total as reported	$343,285	$326,588	$16,697	5.1%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,346	$1,281	$65	5.1%
Total as reported	$1,354	$1,279	$75	5.9%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$318,476	$290,368	$28,108	9.7%
Acquisitions and dispositions	8,112	9,727	(1,615)	(16.6%)
Total as reported	$326,588	$300,095	$26,493	8.8%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,288	$1,227	$61	5.0%
Total as reported	$1,279	$1,220	$59	4.8%

2016 Compared to 2015

F&I revenues increased approximately $15.2 million, or 4.7%, and F&I gross profit per retail unit increased $65 per unit, or 5.1%, to $1,346 per unit. The growth in F&I revenues and gross profit is attributed to improved penetration rates on finance and service contracts as a result of increased visibility into performance drivers provided by our proprietary internal software applications, which more than offset the impact of lower combined retail new and used vehicle unit sales volume. Finance contract revenue increased 2.5% due to a 290 basis point increase in penetration rate and a 3.6% increase in finance contract volume, partially offset by a 1.0% decrease in gross profit per finance contract.  Finance contract gross profit, particularly on new vehicles, may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract gross profit increased 12.3% due to a 210 basis point increase in penetration rate, driving a 5.8% increase in service contract volume, in addition to a 6.2% increase in gross profit per service contract. Other aftermarket contract gross profit increased 0.3%, partially offset by a 1,000 basis point decrease in penetration rate. Finance, service and other aftermarket penetration rates were positively impacted by a strengthening economy and increasing consumer confidence, combined with continued positive results from our F&I playbook processes and customer-centric selling approach.

2015 Compared to 2014

F&I revenues increased approximately $28.1 million, or 9.7%, primarily due to a 4.4% increase in total retail (excluding fleet) new and used vehicle unit sales volume and a 5.0% increase in F&I gross profit per unit to $1,288 per unit. Finance contract gross profit increased 9.4%, due to a 240 basis point increase in penetration rate, driving an 8.0% increase in finance contract volume and a 1.3% increase in gross profit per finance contract. Service contract gross profit increased 7.0%, due to a 100 basis point increase in penetration rate, driving a 7.6% increase in service contract volume, partially offset by a 0.6% decrease in gross profit per service contract. Other aftermarket contract gross profit increased 12.1% due to a 440 basis point increase in penetration rate, driving a 7.8% increase in aftermarket contract volume and a 3.9% increase in gross profit per aftermarket contract.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Segment Results

In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income, less floor plan interest expense.

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$9,602,562	$9,547,236	$55,326	0.6%
EchoPark®	129,217	77,063	52,154	67.7%
Total consolidated revenues	$9,731,779	$9,624,299	$107,480	1.1%
Segment income (loss) (1):
Franchised Dealerships	$217,306	$213,224	$4,082	1.9%
EchoPark®	(12,113)	(17,257)	5,144	29.8%
Total segment income (loss)	205,193	195,967	9,226	4.7%
Interest expense, other, net	(50,106)	(50,910)	804	1.6%
Other income (expense), net	125	99	26	26.3%
Income (loss) from continuing operations before taxes	$155,212	$145,156	$10,056	6.9%

Retail new and used vehicle unit sales volume:
Franchised Dealerships	248,597	252,027	(3,430)	(1.4%)
EchoPark®	4,865	3,225	1,640	50.9%
Total retail new and used vehicle unit sales volume	253,462	255,252	(1,790)	(0.7%)
(1)	Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$9,547,236	$9,191,661	$355,575	3.9%
EchoPark®	77,063	5,438	71,625	1317.1%
Total consolidated revenues	$9,624,299	$9,197,099	$427,200	4.6%
Segment income (loss) (1):
Franchised Dealerships	$213,224	$230,733	$(17,509)	(7.6%)
EchoPark®	(17,257)	(15,913)	(1,344)	(8.4%)
Total segment income (loss)	195,967	214,820	(18,853)	(8.8%)
Interest expense, other, net	(50,910)	(53,190)	2,280	4.3%
Other income (expense), net	99	97	2	2.1%
Income (loss) from continuing operations before taxes	$145,156	$161,727	$(16,571)	(10.2%)

Retail new and used vehicle unit sales volume:
Franchised Dealerships	252,027	245,833	6,194	2.5%
EchoPark®	3,225	212	3,013	1421.2%
Total retail new and used vehicle unit sales volume	255,252	246,045	9,207	3.7%
(1)Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

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

EchoPark®

We opened the first two EchoPark® locations in November and December 2014, and we opened the third location in January 2015 and the fourth and fifth locations in June 2016. We expect to open an additional EchoPark® store in Colorado in the first half of 2017, and have begun the process of expanding EchoPark® operations into additional markets in North Carolina, South Carolina and Texas with operations in these markets expected to begin in 2017 and 2018. Our EchoPark® business operates independently from our franchised new and used dealership sales operations and offers customers an exciting shopping and buying experience.

During the year ended December 31, 2016, EchoPark® generated approximately $129.2 million of revenue, up $52.2 million, or 67.7%, from the prior year, and gross profit of approximately $15.7 million, up $6.0 million, or 61.8%, from the prior year. EchoPark® retail used vehicle unit sales volume was 4,865 units, up 1,640 units, or 50.9%, from the prior year, and retail used vehicle gross profit per unit was $1,133 per unit, a decrease of $208 per unit, or 15.5%, from the prior year, due primarily to the costs of acquiring sufficient inventory for two additional store openings in 2016. EchoPark® F&I gross profit per unit was $1,339 per unit, up $396 per unit, or 42.0%, from the prior year, as our training and playbook processes enabled our customer experience guides to more effectively provide F&I products to our customers. EchoPark® incurred a $12.7 million operating loss during the year ended December 31, 2016, compared to a $17.7 million operating loss in the prior year, which includes the effects of a $1.4 million impairment charge in 2015.

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

The following tables set forth information related to our reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$674,617	$666,668	$(7,949)	(1.2%)
Advertising	61,674	61,630	(44)	(0.1%)
Rent	73,903	73,539	(364)	(0.5%)
Other	300,662	308,728	8,066	2.6%
Total SG&A expenses	$1,110,856	$1,110,565	$(291)	(0.0%)

SG&A expenses as a % of gross profit:
Compensation	47.2%	47.1%	(10)	bps
Advertising	4.3%	4.4%	10	bps
Rent	5.2%	5.2%	-	bps
Other	21.0%	21.8%	80	bps
Total SG&A expenses as a % of gross profit	77.7%	78.5%	80	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$666,668	$638,875	$(27,793)	(4.4%)
Advertising	61,630	57,437	(4,193)	(7.3%)
Rent	73,539	73,707	168	0.2%
Other	308,728	297,414	(11,314)	(3.8%)
Total SG&A expenses	$1,110,565	$1,067,433	$(43,132)	(4.0%)

SG&A expenses as a % of gross profit:
Compensation	47.1%	46.8%	(30)	bps
Advertising	4.4%	4.2%	(20)	bps
Rent	5.2%	5.4%	20	bps
Other	21.8%	21.7%	(10)	bps
Total SG&A expenses as a % of gross profit	78.5%	78.1%	(40)	bps

2016 Compared to 2015

Overall SG&A expenses were flat in dollar amount and decreased 80 basis points as a percentage of gross profit, primarily due to an original equipment manufacturer (“OEM”) legal settlement benefit, offset partially by higher compensation and employee benefit-related expenses and IT expenses. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of employee benefit-related expenses, Fixed Operations compensation and F&I compensation, offset partially by lower medical insurance costs. Advertising expense was relatively flat both in dollar amount and as a percentage of gross profit as we focused on targeted advertising where we would expect the best returns for our business. Rent expense was relatively flat both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties, offset by higher rent expense for additional inventory storage needs. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to a $14.8 million benefit as a result of an OEM-related settlement, offset partially by higher IT expenses, repairs and maintenance expenses and a net gain on disposal of franchises in the prior year. On an adjusted basis, SG&A expenses as a percentage of gross profit were 78.5%, flat compared to the prior year. For the year ended December 31, 2016, adjusted SG&A expenses exclude an OEM legal settlement benefit of approximately $14.8 million, offset partially by charges of approximately $3.0 million related to hail damage and approximately $0.3 million of lease exit and other charges. For the year ended December 31, 2015, adjusted SG&A expenses exclude charges of approximately $3.5 million related to storm-related physical damage and approximately $1.7 million of legal and severance expenses, offset partially by a net gain on disposal of franchises of approximately $3.3 million.

2015 Compared to 2014

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, due in part to costs related to our EchoPark®, OSOE and other strategic initiatives, among other cost drivers as discussed below. Overall SG&A expenses as a percentage of gross profit increased 40 basis points. Excluding the effect of EchoPark® expenses, total SG&A expenses as a percentage of gross profit increased 50 basis points. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to lower gross margins on new vehicles, increased headcount related to EchoPark® staffing and higher medical insurance costs. Advertising expense increased both in dollar amount and as a percentage of gross profit due to increased advertising programs for expansion at EchoPark® and our OSOE initiative. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to higher gross profit levels and the purchase of certain properties that were previously leased. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to a gain on disposal of franchises in the prior year, increases in IT expenses related to EchoPark® and our OSOE initiative, legal fees and real estate taxes.

On an adjusted basis, SG&A expenses as a percentage of gross profit were 78.4%, down 20 basis points from the prior year. For the year ended December 31, 2015, adjusted SG&A expenses exclude charges of approximately $3.5 million related to storm-related physical damage and approximately $1.7 million of legal and severance expenses, offset partially by a net gain on disposal of franchises of approximately $3.3 million. For the year ended December 31, 2014, adjusted SG&A expenses exclude a net gain on

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

disposal of franchises of approximately $10.7 million, offset partially by charges of approximately $4.0 million related to storm-related physical damage and approximately $1.1 million of legal settlement and environmental expense.

Impairment Charges

Impairment charges decreased approximately $9.9 million for the year ended December 31, 2016 compared to the prior year.  Impairment charges increased $11.4 million for the year ended December 31, 2015 compared to the prior year.  Impairment charges for the year ended December 31, 2016 include approximately $8.1 million of property and equipment charges due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover these balances through operating activities.  Impairment charges for the year ended December 31, 2015 include $5.2 million of franchise asset impairment charges and approximately $4.8 million of goodwill and franchise asset impairment charges related to the disposition of a dealership franchise, $0.9 million of franchise asset impairment charges and $7.1 million of property and equipment charges due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover these balances through operating activities. Impairment charges for the year ended December 31, 2014 include $2.2 million of franchise asset impairment charges and approximately $4.4 million of property and equipment charges due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover these balances through operating activities.

Depreciation and Amortization

Depreciation expense increased approximately $8.6 million, or 12.6%, in the year ended December 31, 2016, compared to the prior year, and $10.5 million, or 18.1%, in the year ended December 31, 2015, compared to the prior year. The increases were primarily related to continuing operations net additions to gross property and equipment (excluding land and construction in progress) of approximately $144.1 million and $140.7 million in the years ended December 31, 2016 and 2015, respectively.

Interest Expense, Floor Plan

2016 Compared to 2015

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $5.5 million, or 27.8%. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $137.5 million, resulting in an increase in new vehicle floor plan interest expense of approximately $2.2 million. The average new vehicle floor plan interest rate incurred by continuing operations dealerships was 1.85%, up from 1.61% in the prior year, which resulted in an increase in interest expense of approximately $3.3 million.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.9 million, or 54.7%. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $49.3 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.8 million. The average used vehicle floor plan interest rate incurred by continuing operations dealerships was 1.78%, up from 1.72% in the prior year, which resulted in an increase in interest expense of approximately $0.1 million.

2015 Compared to 2014

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $2.1 million, or 11.8%. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $101.4 million, resulting in an increase in new vehicle floor plan interest expense of approximately $1.6 million. The average new vehicle floor plan interest rate incurred by continuing operations dealerships was 1.61%, up from 1.57% in the prior year, which resulted in an increase in interest expense of approximately $0.5 million.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.5 million, or 37.7%. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $30.4 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.6 million. The average used vehicle floor plan interest rate incurred by continuing operations dealerships was 1.72%, down from 1.80% in the prior year, which resulted in a decrease in interest expense of approximately $0.1 million, partially offsetting the impact of the higher average floor plan notes payable balances discussed above.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Interest Expense, Other, Net

Interest expense, other, net is summarized in the tables below:

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Stated/coupon interest	$44,689	$42,321	$(2,368)	(5.6%)
Discount/premium amortization	163	152	(11)	(7.2%)
Deferred loan cost amortization	2,641	2,489	(152)	(6.1%)
Cash flow swap interest	4,934	7,178	2,244	31.3%
Capitalized interest	(2,750)	(1,912)	838	43.8%
Other interest	429	682	253	37.1%
Total interest expense, other, net	$50,106	$50,910	$804	1.6%

	Year Ended December 31,		Better / (Worse)
	2015	2014	Change	% Change
	(In thousands)
Stated/coupon interest	$42,321	$41,456	$(865)	(2.1%)
Discount/premium amortization	152	141	(11)	(7.8%)
Deferred loan cost amortization	2,489	2,675	186	7.0%
Cash flow swap interest	7,178	10,125	2,947	29.1%
Capitalized interest	(1,912)	(1,921)	(9)	(0.5%)
Other interest	682	714	32	4.5%
Total interest expense, other, net	$50,910	$53,190	$2,280	4.3%

2016 Compared to 2015

Interest expense, other, net decreased approximately $0.8 million, primarily due to a $2.2 million decrease in cash flow swap interest as a result of the expiration of several interest rate cash flow swaps that were replaced with cash flow swaps at a lower fixed rate and a $0.8 million decrease in capitalized interest associated with construction and software development projects, offset partially by a $2.4 million increase in stated/coupon interest as a result of additional mortgage notes payable.

2015 Compared to 2014

Interest expense, other, net decreased approximately $2.3 million, primarily due to a $2.9 million decrease in cash flow swap interest as a result of the expiration of several interest rate cash flow swaps that were replaced with cash flow swaps at a lower fixed rate, offset partially by a $0.9 million increase in stated/coupon interest as a result of additional mortgage notes payable.

Provision for Income Taxes

The effective tax rate from continuing operations was 39.1%, 39.3% and 39.1% for the years ended December 31, 2016, 2015 and 2014, respectively. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments. The effective tax rate in the future will be impacted by the required adoption of ASU 2016-09 which will require all book-tax differences related to the exercise of stock options or vesting of restricted stock to flow through the provision for income taxes rather than possibly be applied directly to equity.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Discontinued Operations

The pre-tax losses from discontinued operations and the sale of dealerships were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income (loss) from operations	$(1,100)	$(1,421)	$(2,515)
Gain (loss) on disposal	(1)	-	199
Lease exit accrual adjustments and charges	(1,020)	(1,462)	152
Pre-tax income (loss)	$(2,121)	$(2,883)	$(2,164)
Total revenues	$-	$-	$-

In the year ended December 31, 2014, lease exit accrual adjustments and charges includes a benefit of approximately $1.4 million related to the extension of a sublease, offsetting expense amounts related to ongoing lease exit accrual activity. We do not expect significant activity in discontinued operations in the future due to the change in the definition of a discontinued operation as a result of ASU 2014-08. The results of operations for those dealerships and franchises that were classified as discontinued operations as of March 31, 2014 will continue to be reported within discontinued operations in the future. See the discussion of our adoption of ASU 2014-08 in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

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

Finance, Insurance and Service Contracts

We arrange financing for customers through various financial institutions and receive a commission from the lender either in a flat fee amount or in an amount equal to the difference between the actual interest rates charged to customers and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts to customers. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract.

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third-party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2016 by approximately $1.4 million. Our estimate of chargebacks (approximately $19.2 million as of December 31, 2016) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a material adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Goodwill and Franchise Assets

In accordance with “Intangibles – Goodwill and Other” in the ASC, we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. For our annual impairment assessment as of October 1, 2016, we elected to perform a quantitative step-one assessment.

For purposes of goodwill impairment testing, we have two reporting units, which consist of our traditional franchised dealerships and EchoPark®. The carrying value of our goodwill (all of which is associated with our franchised dealerships reporting unit) totaled approximately $472.4 million at December 31, 2016. We utilized the Market Price (“MP”) method to estimate our reporting unit’s enterprise value. The significant inputs in our MP method include debt value, stock price and control premium. To the extent there are changes in one or more of these inputs that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described under the heading “Goodwill,” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

Based on the results of our step-one test as of October 1, 2016, our reporting unit’s fair value exceeded its carrying value. Our MP method is dependent on the inputs used and is sensitive to changes in those inputs. In order to determine the effects of changes in our inputs on our MP method and, consequently, our goodwill valuation, we ran multiple scenarios adjusting the debt value, stock price and control premium. In the event our debt value decreased by 10 percent, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2016 would change by approximately $88.6 million. In the event our stock price decreased by 20 percent, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2016 would change by approximately $185.6 million. Although we assumed a 10.0% control premium in our method, in the event of no control premium, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2016 would change by approximately $84.4 million. Based on our MP method, none of the scenarios tested, if realized, would have resulted in lowering the fair value of the reporting unit below the reporting unit’s carrying value. As such, we were not required to complete step two of the impairment evaluation according to “Intangibles – Goodwill and Other” in the ASC. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion.

In accordance with “Intangibles – Goodwill and Other” in the ASC, we evaluate franchise assets for impairment annually (as of October 1) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a discounted cash flow (“DCF”) model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing as of October 1, no impairment charges were recorded for franchise assets in the year ended December 31, 2016.

Insurance Reserves

We have various high deductible retention and insurance policies that require us to make estimates in determining the ultimate liability we may incur for claims arising under these policies. We accrue for insurance reserves throughout the year based on current information available. As of December 31, 2016, we estimated the ultimate liability under these programs to be between $21.2 million and $23.4 million, and had approximately $22.7 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves, our operating results, financial position and cash flows. These significant assumptions could include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings, current or projected changes in state laws or an assumed discount rate. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. Our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations where a store is closed as a result of the associated franchise being terminated by

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2016, we had approximately $9.8 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2015	$14,527
Lease exit expense (1)	1,386
Payments (2)	(6,123)
Balance at December 31, 2016	$9,790

(1)

Expense of approximately $0.1 million is recorded in interest expense, other, net and expense of approximately $0.3 million is recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. In addition, expense of approximately $1.0 million is recorded in income (loss) from discontinued operations in the accompanying consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately $0.7 million in continuing operations and approximately $5.4 million in income (loss) from discontinued operations, in the accompanying consolidated statements of income.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities. As of December 31, 2016, we had accrued approximately $0.5 million in legal reserves. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty.

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

At December 31, 2016, there was approximately $5.2 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) with $0.5 million included in other accrued liabilities and approximately $4.7 million recorded in other long-term liabilities in the accompanying consolidated balance sheets. The effects on our financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.

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

As of December 31, 2016 and 2015, we had a valuation allowance recorded totaling approximately $7.2 million and $5.9 million, respectively, related to certain state net operating loss carryforwards because we concluded we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

We accrue for income taxes on a pro-rata basis throughout the year based on the expected year-end liability. These estimates, judgments and assumptions are updated quarterly by our management based on available information and take into consideration estimated income taxes based on prior year income tax returns, changes in income tax law, our income tax strategies and other factors. If our management receives information which causes us to change our estimate of the year-end liability, the amount of expense or expense reduction required to be recorded in any particular quarter could be material to our operating results, financial position and cash flows.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred income taxes. The amendments in this ASU require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity must be netted and presented as a single amount is not affected by this ASU. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (early adoption is permitted). We adopted this ASU prospectively effective October 1, 2016, and prior periods were not retrospectively adjusted. Accordingly, as of December 31, 2016, a deferred tax asset of approximately $2.4 million and deferred tax liability of approximately $76.4 million are included in other assets and deferred income taxes, respectively, in the accompanying consolidated balance sheets. We did not adjust prior periods retrospectively for the new ASU, therefore, as of December 31, 2015, a current deferred tax asset of approximately $13.6 million, a current deferred tax liability of approximately $0.1 million, a noncurrent deferred tax asset of approximately $2.8 million and a noncurrent deferred tax liability of approximately $73.3 million are included in other current assets, other accrued liabilities, other assets and deferred income taxes, respectively, in the accompanying consolidated balance sheets.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 to amend the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this ASU will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This ASU is effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. We plan to adopt this ASU effective January 1, 2018. While we are still evaluating the method of adoption and the impact of the provisions of this ASU, we expect similar performance obligations to result under this update as compared with deliverables and separate units of accounting currently identified. As a result, we expect the timing of our revenue recognition to generally remain the same.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that leases are classified as either finance or operating leases, a right-of-use asset and lease liability is recognized in the statement of financial position, and repayments are classified within operating activities in the statement of cash flows. The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We plan to adopt this ASU effective January 1, 2019. While we are still evaluating the impact of adopting the provisions of this ASU, we expect that upon

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

adoption of this ASU, the presentation of certain items in our consolidated financial position, cash flows and other disclosures will be materially impacted, primarily due to the recognition of a right-of-use asset and an associated liability.

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (early adoption is permitted). We plan to adopt this ASU effective January 1, 2017. Upon adoption of this ASU, interim period and annual period income tax expense will be affected by stock option exercises and restricted stock vesting activity, potentially creating volatility in our effective income tax rate from period to period.

In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash receipts and cash payments on the statement of cash flows. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (early adoption is permitted). We plan to adopt this ASU effective January 1, 2018. Upon adoption of this ASU, the presentation of certain items in our cash flows and other disclosures may be impacted.

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under our 2016 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. There are no restrictions under our borrowing arrangements on retained earnings or net income. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

We had the following liquidity resources available as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$3,108	$3,625
Availability under our revolving credit facility	207,053	181,058
Availability under our new and used vehicle floor plan facilities	46,423	21,192
Floor plan deposit balance	10,000	74,000
Total available liquidity resources	$266,584	$279,875

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $10.0 million and $74.0 million as of December 31, 2016 and 2015, respectively, is classified in other current assets in the accompanying consolidated balance sheets. Please see the discussion under the heading “Concentrations of Credit and Business Risk” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further information.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Long-Term Debt and Credit Facilities

2014 Credit Facilities

Prior to November 30, 2016, we had a syndicated revolving credit facility (the “2014 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2014 Floor Plan Facilities” and, together with the 2014 Revolving Credit Facility, the “2014 Credit Facilities”), which were scheduled to mature on August 15, 2019. On November 30, 2016, we amended and restated the 2014 Credit Facilities to, among other things, extend the maturity to November 30, 2021. See the heading “2016 Credit Facilities” below for additional information.

2016 Credit Facilities

On November 30, 2016, we entered into an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2016 Floor Plan Facilities” and, together with the 2016 Revolving Credit Facility, the “2016 Credit Facilities”), which are scheduled to mature on November 30, 2021.

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2016, the 2016 Revolving Borrowing Base was approximately $228.5 million. As of December 31, 2016, Sonic had no outstanding borrowings and approximately $21.4 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of $207.1 million under the 2016 Revolving Credit Facility.

The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $1.015 billion. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.265 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 30% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility.

We agreed under the 2016 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on our Class A and Class B common stock so long as no event of default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2016 Credit Facilities.

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

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 7.0% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B common stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and Class B common stock if we comply with the terms of the indenture governing the 7.0% Notes.

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

5.0 % Notes

On May 9, 2013, we issued $300.0 million in aggregate principal amount of 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. During the year ended December 31, 2016, Sonic repurchased approximately $10.7 million of its outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.

We may redeem the 5.0% Notes in whole or in part at any time on or after May 15, 2018 at the redemption prices in the following table, which are expressed as percentages of the principal amount.

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

In addition, before May 15, 2018, we may redeem all or a part of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 100% of the principal amount of the 5.0% Notes redeemed plus an applicable premium (as defined in the indenture) and any accrued and unpaid interest as of the redemption date. The indenture also provides that holders of the 5.0% Notes may require us to repurchase the 5.0% Notes at a purchase price equal to 101% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if we undergo a change of control (as defined in the indenture).

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B common stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and Class B common stock if we comply with the terms of the indenture governing the 5.0% Notes.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Mortgage Notes

During the year ended December 31, 2016, we obtained approximately $103.4 million in mortgage financing related to ten of our dealership properties. As of December 31, 2016, the weighted average interest rate was 3.74% and the total outstanding principal balance was approximately $403.7 million, related to approximately 45% of our operating locations. These mortgage notes require monthly payments of principal and interest through maturity, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2017 and 2033.

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

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.84%, 1.62% and 1.58% for the years ended December 31, 2016, 2015 and 2014, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $45.3 million, $42.3 million and $39.0 million in the years ended December 31, 2016, 2015 and 2014, respectively, and recognized in cost of sales for continuing operations approximately $45.0 million, $42.1 million and $39.7 million in the years ended December 31, 2016, 2015 and 2014, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Non-compliance with covenants, including a failure to make any payment when due, under our 2016 Credit Facilities, Silo Floor Plan Facilities, operating lease agreements, mortgage notes, 5.0% Notes and 7.0% Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2016 Credit Facilities. A default under our 2016 Credit Facilities would constitute a default under our Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under our 2016 Credit Facilities and one or more Silo Floor Plan Facilities, or certain other debt obligations would not result in a default under the 5.0% Notes or the 7.0% Notes unless our repayment obligations under the 2016 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2016 Credit Facilities include the following financial covenants:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.75
December 31, 2016 actual	1.17	1.92	4.08

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to rent (as such term is defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2016, the ratio was 4.01 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2016. After giving effect to the applicable restrictions on the payment of dividends and certain other transactions under our debt agreements, as of December 31, 2016, we had at least $127.4 million of net income and retained earnings free of such restrictions. Please refer to Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for further discussion of the 2016 Credit Facilities.

Acquisitions and Dispositions

During the year ended December 31, 2016, Sonic acquired three stand-alone used vehicle dealership businesses and real estate for approximately $15.9 million.  Sonic did not dispose of any franchises during the year ended December 31, 2016. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.

Under the 2016 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is above specific amounts without the written consent of the required lenders (as that term is defined in the 2016 Credit Facilities).

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

Capital expenditures for the year ended December 31, 2016 were approximately $206.2 million. Of this amount, approximately $123.1 million was related to facility construction projects, $51.2 million was related to real estate acquisitions and $31.9 million was for other fixed assets utilized in our dealership operations. Of the capital expenditures in the year ended December 31, 2016, approximately $103.4 million was funded through mortgage financing and approximately $102.8 million was funded through cash from operations and use of our credit facilities. We expect to receive approximately $70.1 million of additional mortgage funding in the year ending December 31, 2017 related to capital expenditures that occurred prior to December 31, 2017. As of December 31, 2016, commitments for facilities construction projects totaled approximately $56.5 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the year ended December 31, 2016, we repurchased approximately 5.6 million shares of our Class A common stock for approximately $100.0 million in open-market transactions at prevailing market prices, including two separate private block trades, and in connection with tax withholdings on the vesting of equity compensation awards. As of December 31, 2016, our total remaining repurchase authorization was approximately $45.0 million. Under our 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in the agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2016, we had at least $127.4 million of net income and retained earnings free of such restrictions.

Subsequent to December 31, 2016, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock, increasing our remaining repurchase authorization to approximately $145.0 million before including the effect of any share repurchases subsequent to December 31, 2016. Our share repurchase activity is subject to the business judgment of our Board of Directors and management, taking into consideration our historical and projected results of operations, financial condition,

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors and management determine our share repurchase policy in the future.

Dividends

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B common stock totaling approximately $0.20 per share during the year ended December 31, 2016. Subsequent to December 31, 2016, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.05 per share for stockholders of record on March 15, 2017 to be paid on April 14, 2017. Under our 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2016, we had at least $127.4 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $216.4 million, $69.7 million and $161.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net cash provided by operations for the year ended December 31, 2016 consisted primarily of net income (less non-cash items) and a decrease in inventory and other assets, offset partially by a decrease in notes payable - floor plan - trade. The net cash provided by operations for the years ended December 31, 2015 and 2014 consisted primarily of net income (less non-cash items) and an increase in notes payable - floor plan – trade, offset partially by an increase in inventory.

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

Net cash provided by combined trade and non-trade floor plan financing was approximately $7.1 million, $256.1 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $266.4 million, $144.0 million and $141.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash Flows from Investing Activities - Cash used in investing activities during the years ended December 31, 2016, 2015 and 2014 was approximately $220.8 million, $163.9 million and $108.4 million, respectively. The use of cash during the year ended December 31, 2016 was primarily comprised of purchases of land, property and equipment and the acquisition of three stand-alone pre-owned automobile dealership businesses. The use of cash during the year ended December 31, 2015 was primarily comprised of the purchases of land, property and equipment, offset partially by proceeds from sales of dealerships. The use of cash during the year ended December 31, 2014 was primarily comprised of purchases of land, property and equipment and the acquisition of four dealership franchise operations, offset partially by proceeds from sales of dealerships.

The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

real estate parcels for the relocation of existing dealerships and construction of EchoPark® stores. During the years ended December 31, 2016, 2015 and 2014, we generated net proceeds from mortgage financing in the amount of approximately $103.4 million, $69.1 million and $44.5 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.

Cash Flows from Financing Activities - Net cash provided by financing activities was approximately $3.9 million and $93.6 million for the years ended December 31, 2016 and 2015, respectively. Net cash used in financing activities was approximately $51.5 million for the year ended December 31, 2014. For the year ended December 31, 2016 and 2015, cash provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade and proceeds from mortgage notes, offset partially by repurchases of treasury stock and scheduled principal payments and repayments of long-term debt. During the year ended December 31, 2014, cash used in financing activities was comprised primarily of net repayments on notes payable - floor plan - non-trade, scheduled principal payments on term notes and repurchases of treasury stock, offset partially by proceeds from mortgage notes.

Cash Flows from Discontinued Operations – The accompanying consolidated statements of cash flows include both continuing and discontinued operations. Net cash flows from operating activities associated with discontinued operations for the years ended December 31, 2016, 2015 and 2014 were not material to total cash flows.

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
Floor Plan Facilities	$1,525,890	$-	$-	$-	$-	$-	$1,525,890
Long-Term Debt (1)	43,127	55,986	19,605	51,523	45,434	681,589	897,264
Letters of Credit	-	-	-	-	-	-	-
Estimated Interest Payments on Floor Plan
Facilities (2)	5,272	-	-	-	-	-	5,272
Estimated Interest Payments on Long-Term
Debt (3)	48,820	46,015	42,938	39,272	37,062	57,723	271,830
Operating Leases (Net of Sublease Rentals)	87,663	79,585	64,550	41,319	32,217	96,657	401,991
Construction Contracts	56,525	-	-	-	-	-	56,525
Other Purchase Obligations (4)	9,075	8,000	1,800	-	-	-	18,875
FIN 48 Liability (5)	500	-	-	-	-	4,697	5,197
Total	$1,776,872	$189,586	$128,893	$132,114	$114,713	$840,666	$3,182,844

(1)	Long-term debt amounts consist only of principal obligations.
(2)

Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2016 floor plan facilities balance, the weighted average interest rate for the fourth quarter ended December 31, 2016 of 2.07% and the assumption that floor plan balances at December 31, 2016 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

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

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2016 Credit Facilities, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

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

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. As of December 31, 2016, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $51.6 million. Future sublease payments expected to be received related to these lease payments were approximately $37.7 million at December 31, 2016.

In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $0.5 million at December 31, 2016. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2016. We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $2.8 million at December 31, 2016. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2016 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1.2 billion at December 31, 2016 and 2015. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $11.7 million in the year ended December 31, 2016 and approximately $10.3 million in the year ended December 31, 2015. Of the total change in interest expense, approximately $10.0 million and $9.2 million in the year ended December 31, 2016 and 2015, respectively, would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2016 and 2015, certain of our dealership lease facilities had monthly lease payments that fluctuated based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the year ended December 31, 2016 and 2015 due to the leases containing LIBOR floors which were above the LIBOR rate during the year ended December 31, 2016 and 2015.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with $4.1 million included in other accrued liabilities and $2.4 million included in other long-term liabilities, offset partially by an asset of approximately $2.8 million included in other assets in the accompanying consolidated balance sheets. The fair value of these swap positions at December 31, 2015 was a liability of approximately $10.0 million, with $5.1 million included in other accrued liabilities and $4.9 million included in other long-term liabilities in the accompanying consolidated balance sheets. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.3		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.3		4.655%	one-month LIBOR	December 10, 2017
$6.6	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.0	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$50.0		1.320%	one-month LIBOR	July 1, 2017
$250.0	(3)	1.887%	one-month LIBOR	June 30, 2018
$25.0		2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0		1.303%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(5)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(5)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(6)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(6)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(4)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 0.772% at December 31, 2016.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of this forward-starting swap is July 3, 2017.
(4)	The effective date of these forward-starting swaps is July 1, 2017.
(5)	The effective date of these forward-starting swaps is July 2, 2018.
(6)	The effective date of these forward-starting swaps is July 1, 2019.

During the year ended December 31, 2016, we entered into four forward-starting interest rate cash flow swap agreements. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive income.

SONIC AUTOMOTIVE, INC.

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate swaps are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total	Liability Fair Value
	(In thousands)
Long-term debt:
Fixed rate maturities	$18,744	$33,938	$8,056	$12,945	$8,443	$587,796	$669,922
Fixed rate outstanding (1)	$669,922	$651,178	$617,240	$609,184	$596,239	$587,796		$685,970
Average rate on fixed
outstanding debt (1)	5.57%	5.60%	5.64%	5.65%	5.87%	5.68%
Variable rate maturities	$24,383	$22,048	$11,549	$38,578	$36,991	$93,793	$227,342
Variable rate outstanding (1)	$227,342	$202,959	$180,911	$169,362	$130,784	$93,793		$228,203
Average rate on variable
outstanding debt (1)	2.92%	2.99%	3.02%	3.03%	3.08%	3.18%
Cash flow interest rate swaps:
Variable to fixed maturities	$515,524	$506,646	$375,000	$250,000	$-	$-	$1,647,170
Variable to fixed outstanding (1)	$506,646	$375,000	$250,000	$-	$-	$-		$3,709
Average rate on outstanding
swaps (1)	1.71%	1.93%	1.34%	1.34%	N/A	N/A
(1)	Based on amounts outstanding at December 31 of each respective period.

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

Our consolidated financial statements and the related notes begin on page F-1 herein.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Our CEO and CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of

SONIC AUTOMOTIVE, INC.

December 31, 2016. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in Part II, ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting. There has been no change in Sonic’s internal control over financial reporting during the fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, Sonic’s internal control over financial reporting.

Item 9B.  Other Information.

None.

SONIC AUTOMOTIVE, INC.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Corporate Governance and Other Information – Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the definitive Proxy Statement (to be filed hereafter) for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.  Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is furnished by incorporation by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance and Board of Directors – Policies and Procedures for Review, Approval or Ratification of Transactions with Affiliates,” “Corporate Governance and Board of Directors – Transactions with Affiliates” and “Corporate Governance and Board of Directors - Director Independence” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is furnished by incorporation by reference to the information under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

SONIC AUTOMOTIVE, INC.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(1)

Financial Statements: consolidated balance sheets as of December 31, 2016 and 2015. Consolidated statements of income for the Years Ended December 31, 2016, 2015 and 2014. Consolidated statements of comprehensive income for the Years Ended December 31, 2016, 2015 and 2014. Consolidated statements of stockholders’ equity for the Years Ended December 31, 2014, 2015 and 2016. Consolidated statements of cash flows for the Years Ended December 31, 2016, 2015 and 2014.

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

3.4

Amended and Restated Bylaws of Sonic Automotive, Inc., as of February 13, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 16, 2017 (File No. 001-13395)).

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

10.3

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.4

Third Amended and Restated Securities Pledge Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.5

Third Amended and Restated Escrow and Security Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.6

Third Amended and Restated Security Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.7

Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A. as revolving administrative agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.8

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic Automotive, Inc. named therein, as borrowers, in favor of each of the lenders to the Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.9

Second Amended and Restated Company Guaranty Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc. to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.10 10.11* 10.12* 10.13* 10.14* 10.15* 10.16* 10.17* 10.18* 10.19* 10.20*

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

Fourth Amended and Restated Credit Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer; and Wells

Fargo Bank, National Association, as an l/c issuer.

Form of Promissory Note, dated November 30, 2016, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Fourth Amended and Restated Credit Agreement.

Fourth Amended and Restated Subsidiary Guaranty Agreement, dated as of November 30, 2016, by the subsidiaries of

Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders.

Fourth Amended and Restated Securities Pledge Agreement, dated as of November 30, 2016, among Sonic

Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders.

Fourth Amended and Restated Escrow and Security Agreement, dated as of November 30, 2016, among Sonic

Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders.

Fourth Amended and Restated Security Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc.,

the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders.

Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of November

30, 2016, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent.

Form of Promissory Note, dated November 30, 2016, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic

Automotive, Inc. named therein, as borrowers, in favor of each of the lenders to the Third Amended and Restated

Syndicated New and Used Vehicle Floorplan Credit Agreement.

Third Amended and Restated Company Guaranty Agreement, dated as of November 30, 2016, by Sonic Automotive,

Inc. to Bank of America, N.A., as administrative agent for the lenders.

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of November 30, 2016, by the subsidiaries of

Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders.

10.21

Standard Form of Lease executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.22

Standard Form of Lease Guaranty executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.23

Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.24

Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION

10.25

Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.26

Sonic Automotive, Inc. Employee Stock Purchase Plan, amended and restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.27

Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, amended and restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.28

Sonic Automotive, Inc. 1997 Stock Option Plan, amended and restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13395)). (1)

10.29

Sonic Automotive, Inc. 2004 Stock Incentive Plan, amended and restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed June 2, 2009 (File No. 333-159674)). (1)

10.30

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13395)). (1)

10.31

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13395)). (1)

10.32

Sonic Automotive, Inc. Incentive Compensation Plan, amended and restated as of October 16, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 4, 2014 (File No. 001-13395)). (1)

10.33

Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.34

First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.35

Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-13395)). (1)

10.36

Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.37

Sonic Automotive, Inc. 2012 Stock Incentive Plan, amended and restated as of February 11, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 3, 2015 (File No. 001-13395)). (1)

10.38

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.39

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.40

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION

10.41

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.42

Sonic Automotive, Inc. 2012 Stock Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for Retention Grant, dated May 6, 2015, between Sonic Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

10.43

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.44

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.45

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.46

Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed April 19, 2012 (File No. 333-180815)). (1)

10.47	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 15, 2014 (File No. 001-13395)). (1)

10.48

Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.49	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Sonic Automotive, Inc.

23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SONIC AUTOMOTIVE, INC.

*	Filed herewith.
**	Furnished herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.

Item 16.  Form 10-K Summary.

None.

SONIC AUTOMOTIVE, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ HEATH R. BYRD
Mr. Heath R. Byrd
Executive Vice President and Chief Financial Officer
Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH	Executive Chairman and Director	February 24, 2017
O. Bruton Smith

/s/ B. SCOTT SMITH	President, Chief Executive Officer (principal	February 24, 2017
B. Scott Smith	executive officer) and Director

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 24, 2017
Heath R. Byrd	(principal financial officer and principal accounting officer)

/s/ DAVID BRUTON SMITH	Vice Chairman and Director	February 24, 2017
David Bruton Smith

/s/ WILLIAM I. BELK	Director	February 24, 2017
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 24, 2017
William R. Brooks

/s/ VICTOR H. DOOLAN	Director	February 13, 2017
Victor H. Doolan

/s/ JOHN W. HARRIS III	Director	February 13, 2017
John W. Harris III

/s/ H. ROBERT HELLER	Director	February 24, 2017
H. Robert Heller

/s/ R. EUGENE TAYLOR	Director	February 24, 2017
R. Eugene Taylor

SONIC AUTOMOTIVE, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

3.4

Amended and Restated Bylaws of Sonic Automotive, Inc., as of February 13, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 16, 2017 (File No. 001-13395)).

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

10.3

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.4

Third Amended and Restated Securities Pledge Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.5

Third Amended and Restated Escrow and Security Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.6

Third Amended and Restated Security Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.7

Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A. as revolving administrative agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.8

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic Automotive, Inc. named therein, as borrowers, in favor of each of the lenders to the Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

10.9

Second Amended and Restated Company Guaranty Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc. to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.10 10.11* 10.12* 10.13* 10.14* 10.15* 10.16* 10.17* 10.18* 10.19* 10.20*

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13395)).

Fourth Amended and Restated Credit Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer; and Wells

Fargo Bank, National Association, as an l/c issuer.

Form of Promissory Note, dated November 30, 2016, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Fourth Amended and Restated Credit Agreement.

Fourth Amended and Restated Subsidiary Guaranty Agreement, dated as of November 30, 2016, by the subsidiaries of

Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders.

Fourth Amended and Restated Securities Pledge Agreement, dated as of November 30, 2016, among Sonic

Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders.

Fourth Amended and Restated Escrow and Security Agreement, dated as of November 30, 2016, among Sonic

Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders.

Fourth Amended and Restated Security Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc.,

the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders.

Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of November

30, 2016, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent.

Form of Promissory Note, dated November 30, 2016, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic

Automotive, Inc. named therein, as borrowers, in favor of each of the lenders to the Third Amended and Restated

Syndicated New and Used Vehicle Floorplan Credit Agreement.

Third Amended and Restated Company Guaranty Agreement, dated as of November 30, 2016, by Sonic Automotive,

Inc. to Bank of America, N.A., as administrative agent for the lenders.

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of November 30, 2016, by the subsidiaries of

Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders.

10.21

Standard Form of Lease executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.22

Standard Form of Lease Guaranty executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.23

Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.24

Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION

10.25

Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.26

Sonic Automotive, Inc. Employee Stock Purchase Plan, amended and restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.27

Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, amended and restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.28

Sonic Automotive, Inc. 1997 Stock Option Plan, amended and restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13395)). (1)

10.29

Sonic Automotive, Inc. 2004 Stock Incentive Plan, amended and restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed June 2, 2009 (File No. 333-159674)). (1)

10.30

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13395)). (1)

10.31

Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13395)). (1)

10.32

Sonic Automotive, Inc. Incentive Compensation Plan, amended and restated as of October 16, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 4, 2014 (File No. 001-13395)). (1)

10.33

Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.34

First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.35

Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-13395)). (1)

10.36

Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.37

Sonic Automotive, Inc. 2012 Stock Incentive Plan, amended and restated as of February 11, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 3, 2015 (File No. 001-13395)). (1)

10.38

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.39

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.40

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION

10.41

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.42

Sonic Automotive, Inc. 2012 Stock Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for Retention Grant, dated May 6, 2015, between Sonic Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

10.43

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.44

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.45

Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.46

Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed April 19, 2012 (File No. 333-180815)). (1)

10.47	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 15, 2014 (File No. 001-13395)). (1)

10.48

Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.49	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Sonic Automotive, Inc.
23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Automotive, Inc.:

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Automotive, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Automotive, Inc.:

We have audited Sonic Automotive, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina

February 24, 2017

SONIC AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,108	$3,625
Receivables, net	430,242	378,520
Inventories	1,570,701	1,599,581
Other current assets	26,993	101,386
Total current assets	2,031,044	2,083,112
Property and Equipment, net	1,010,380	886,902
Goodwill	472,437	471,493
Other Intangible Assets, net	80,233	80,876
Other Assets	45,242	39,998
Total Assets	$3,639,336	$3,562,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$850,537	$893,466
Notes payable - floor plan - non-trade	675,353	625,367
Trade accounts payable	117,740	131,204
Accrued interest	13,265	12,640
Other accrued liabilities	236,982	218,507
Current maturities of long-term debt	43,003	33,437
Total current liabilities	1,936,880	1,914,621
Long-Term Debt	839,675	781,145
Other Long-Term Liabilities	61,170	64,245
Deferred Income Taxes	76,447	73,322
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 62,967,061 shares issued and 32,703,865 shares outstanding at December 31, 2016; 62,586,381 shares issued and 37,910,938 shares outstanding at December 31, 2015	630	626
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2016 and December 31, 2015	121	121
Paid-in capital	721,695	713,118
Retained earnings	541,146	457,010
Accumulated other comprehensive income (loss)	(2,262)	(5,632)
Treasury stock, at cost; 30,263,196 Class A common stock shares held at December 31, 2016 and 24,675,443 Class A common stock shares held at December 31, 2015	(536,166)	(436,195)
Total Stockholders’ Equity	725,164	729,048
Total Liabilities and Stockholders’ Equity	$3,639,336	$3,562,381

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars and shares in thousands,
	except per share amounts)
Revenues:
New vehicles	$5,234,505	$5,265,401	$5,124,029
Used vehicles	2,533,122	2,512,024	2,310,247
Wholesale vehicles	211,048	155,339	166,158
Total vehicles	7,978,675	7,932,764	7,600,434
Parts, service and collision repair	1,409,819	1,364,947	1,296,570
Finance, insurance and other, net	343,285	326,588	300,095
Total revenues	9,731,779	9,624,299	9,197,099
Cost of Sales:
New vehicles	(4,973,911)	(4,997,472)	(4,835,403)
Used vehicles	(2,374,537)	(2,349,982)	(2,153,001)
Wholesale vehicles	(218,364)	(162,707)	(169,774)
Total vehicles	(7,566,812)	(7,510,161)	(7,158,178)
Parts, service and collision repair	(735,693)	(699,526)	(673,021)
Total cost of sales	(8,302,505)	(8,209,687)	(7,831,199)
Gross profit	1,429,274	1,414,612	1,365,900
Selling, general and administrative expenses	(1,110,856)	(1,110,565)	(1,067,433)
Impairment charges	(8,063)	(17,955)	(6,594)
Depreciation and amortization	(77,446)	(68,799)	(58,260)
Operating income (loss)	232,909	217,293	233,613
Other income (expense):
Interest expense, floor plan	(27,716)	(21,326)	(18,793)
Interest expense, other, net	(50,106)	(50,910)	(53,190)
Other income (expense), net	125	99	97
Total other income (expense)	(77,697)	(72,137)	(71,886)
Income (loss) from continuing operations before taxes	155,212	145,156	161,727
Provision for income taxes for continuing operations - benefit (expense)	(60,696)	(57,065)	(63,168)
Income (loss) from continuing operations	94,516	88,091	98,559
Discontinued operations:
Income (loss) from discontinued operations before taxes	(2,121)	(2,883)	(2,164)
Provision for income taxes for discontinued operations - benefit (expense)	798	1,103	822
Income (loss) from discontinued operations	(1,323)	(1,780)	(1,342)
Net income (loss)	$93,193	$86,311	$97,217

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.07	$1.74	$1.89
Earnings (loss) per share from discontinued operations	(0.03)	(0.03)	(0.03)
Earnings (loss) per common share	$2.04	$1.71	$1.86
Weighted average common shares outstanding	45,637	50,489	52,065

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.06	$1.73	$1.87
Earnings (loss) per share from discontinued operations	(0.03)	(0.03)	(0.03)
Earnings (loss) per common share	$2.03	$1.70	$1.84
Weighted average common shares outstanding	45,948	50,883	52,563

Dividends declared per common share	$0.20	$0.11	$0.10

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income (loss)	$93,193	$86,311	$97,217
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	5,731	540	4,655
Pension actuarial income (loss)	(295)	737	(1,174)
Total other comprehensive income (loss) before taxes	5,436	1,277	3,481
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(2,066)	(485)	(1,323)
Other comprehensive income (loss)	3,370	792	2,158
Comprehensive income (loss)	$96,563	$87,103	$99,375

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2013	61,584	$616	(20,900)	$(348,666)	12,029	$121	$685,782	$284,368	$(8,582)	$613,639
Shares awarded under stock compensation plans	440	4	-	-	-	-	3,270	-	-	3,274
Purchases of treasury stock	-	-	(2,256)	(53,046)	-	-	-	-	-	(53,046)
Income tax benefit associated with stock compensation plans	-	-	-	-	-	-	1,033	-	-	1,033
Change in fair value of interest rate swap agreements, net of tax expense of $1,769	-	-	-	-	-	-	-	-	2,886	2,886
Pension actuarial loss, net of tax benefit of $446	-	-	-	-	-	-	-	-	(728)	(728)
Restricted stock amortization	-	-	-	-	-	-	7,675	-	-	7,675
Other	23	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	97,217	-	97,217
Dividends declared ($0.10 per share)	-	-	-	-	-	-	-	(5,232)	-	(5,232)
Balance at December 31, 2014	62,047	$620	(23,156)	$(401,712)	12,029	$121	$697,760	$376,353	$(6,424)	$666,718
Shares awarded under stock compensation plans	518	6	-	-	-	-	3,656	-	-	3,662
Purchases of treasury stock	-	-	(1,519)	(34,483)	-	-	-	-	-	(34,483)
Income tax benefit associated with stock compensation plans	-	-	-	-	-	-	1,888	-	-	1,888
Change in fair value of interest rate swap agreements, net of tax expense of $205	-	-	-	-	-	-	-	-	335	335
Pension actuarial income, net of tax expense of $280	-	-	-	-	-	-	-	-	457	457
Restricted stock amortization	-	-	-	-	-	-	9,814	-	-	9,814
Other	21	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	86,311	-	86,311
Dividends declared ($0.11 per share)	-	-	-	-	-	-	-	(5,654)	-	(5,654)
Balance at December 31, 2015	62,586	$626	(24,675)	$(436,195)	12,029	$121	$713,118	$457,010	$(5,632)	$729,048
Shares awarded under stock compensation plans	381	4	-	-	-	-	23	-	-	27
Purchases of treasury stock	-	-	(5,588)	(99,971)	-	-	-	-	-	(99,971)
Income tax expense associated with stock compensation plans	-	-	-	-	-	-	(2,611)	-	-	(2,611)
Change in fair value of interest rate swap agreements, net of tax expense of $2,178	-	-	-	-	-	-	-	-	3,553	3,553
Pension actuarial loss, net of tax benefit of $112	-	-	-	-	-	-	-	-	(183)	(183)
Restricted stock amortization	-	-	-	-	-	-	11,165	-	-	11,165
Net income (loss)	-	-	-	-	-	-	-	93,193	-	93,193
Dividends declared ($0.20 per share)	-	-	-	-	-	-	-	(9,057)	-	(9,057)
Balance at December 31, 2016	62,967	$630	(30,263)	$(536,166)	12,029	$121	$721,695	$541,146	$(2,262)	$725,164

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$93,193	$86,311	$97,217
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	77,532	68,793	58,254
Provision for bad debt expense	389	1,909	516
Other amortization	649	649	1,165
Debt issuance cost amortization	2,641	2,489	2,135
Debt discount amortization, net of premium amortization	303	199	67
Stock-based compensation expense	11,165	9,814	7,675
Deferred income taxes	14,465	15,996	28,470
Net distributions from equity investee	(300)	(263)	117
Asset impairment charges	8,063	17,955	6,594
Loss (gain) on disposal of dealerships and property and equipment	(331)	(3,089)	(13,323)
Loss (gain) on exit of leased dealerships	1,386	1,848	302
Changes in assets and liabilities that relate to operations:
Receivables	(62,894)	(9,048)	(2,436)
Inventories	35,545	(291,100)	(56,203)
Other assets	62,538	(19,785)	(278)
Notes payable - floor plan - trade	(42,929)	181,848	30,588
Trade accounts payable and other liabilities	14,953	5,190	190
Total adjustments	123,175	(16,595)	63,833
Net cash provided by (used in) operating activities	216,368	69,716	161,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(15,861)	-	(50,867)
Purchases of land, property and equipment	(206,232)	(173,249)	(146,432)
Proceeds from sales of property and equipment	1,319	1,397	14,122
Proceeds from sales of dealerships	-	7,978	74,823
Net cash provided by (used in) investing activities	(220,774)	(163,874)	(108,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	49,986	74,249	(19,543)
Borrowings on revolving credit facilities	209,287	402,093	179,791
Repayments on revolving credit facilities	(213,490)	(397,890)	(179,791)
Proceeds from issuance of long-term debt	103,395	69,075	44,454
Debt issuance costs	(3,084)	(491)	(2,959)
Principal payments and repurchase of long-term debt	(30,949)	(19,424)	(19,482)
Purchases of treasury stock	(99,971)	(34,483)	(53,046)
Income tax benefit (expense) associated with stock compensation plans	(2,611)	1,888	1,033
Issuance of shares under stock compensation plans	27	3,662	3,274
Dividends paid	(8,701)	(5,078)	(5,261)
Net cash provided by (used in) financing activities	3,889	93,601	(51,530)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(517)	(557)	1,166
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,625	4,182	3,016
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,108	$3,625	$4,182

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow interest rate swap agreements (net of tax expense of $2,178,
$205 and $1,769 in the years ended December 31, 2016, 2015 and 2014, respectively)	$3,553	$335	$2,886
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$77,289	$71,328	$71,776
Income taxes	$28,459	$38,474	$50,525

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2016, Sonic operated 116 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, Sonic groups certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2016, Sonic operated 107 franchised dealership stores and five EchoPark® stores. Sonic’s franchised dealerships provide comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for its customers. EchoPark® provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in unique stand-alone specialty retail locations. Sonic’s EchoPark® business operates independently from its franchised new and used dealership sales operations. Sales operations in the first EchoPark® market in Denver, Colorado began in the fourth quarter of 2014.

Principles of Consolidation - All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying consolidated financial statements except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Recent Accounting Pronouncements – In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred income taxes. The amendments in this ASU require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity must be netted and presented as a single amount is not affected by this ASU. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (early adoption is permitted). Sonic adopted this ASU prospectively effective October 1, 2016, and prior periods were not retrospectively adjusted. Accordingly, as of December 31, 2016, a deferred tax asset of approximately $2.4 million and deferred tax liability of approximately $76.4 million are included in other assets and deferred income taxes, respectively, in the accompanying consolidated balance sheets. Sonic did not adjust prior periods retrospectively for the new ASU, therefore, as of December 31, 2015, a current deferred tax asset of approximately $13.6 million, a current deferred tax liability of approximately $0.1 million, a noncurrent deferred tax asset of approximately $2.8 million and a noncurrent deferred tax liability of approximately $73.3 million are included in other current assets, other accrued liabilities, other assets and deferred income taxes, respectively, in the accompanying consolidated balance sheets.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to amend the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this ASU will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This ASU is effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. Sonic plans to adopt this ASU effective January 1, 2018. While management is still evaluating the method of adoption and the impact of the provisions of this ASU, management expects similar performance obligations to result under this update as compared with deliverables and separate units of accounting currently identified. As a result, management expects the timing of Sonic’s revenue recognition to generally remain the same.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that leases are classified as either finance or operating leases, a right-of-use asset and lease liability is recognized in the statement of financial position, and repayments are classified within operating activities in the statement of cash flows. The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). Sonic plans to adopt this ASU effective January 1, 2019. While management is still evaluating the impact of adopting the provisions of this ASU, management

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expects that upon adoption of this ASU, the presentation of certain items in Sonic’s consolidated financial position, cash flows and other disclosures will be materially impacted, primarily due to the recognition of a right-of-use asset and an associated liability.

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (early adoption is permitted). Sonic adopted this ASU effective January 1, 2017. Upon adoption of this ASU, interim period and annual income tax expense will be affected by stock option exercises and restricted stock vesting activity, potentially creating volatility in Sonic’s effective income tax rate from period to period.

In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash receipts and cash payments on the statement of cash flows. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (early adoption is permitted). Sonic plans to adopt this ASU effective January 1, 2018. Upon adoption of this ASU, the presentation of certain items in Sonic’s cash flows and other disclosures may be impacted.

Reclassifications - Prior to Sonic’s adoption of ASU 2014-08 beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014, individual dealership franchises sold, terminated or classified as held for sale were reported as discontinued operations. The results of operations of these dealership franchises for the years ended December 31, 2016, 2015 and 2014 are reported as discontinued operations for all periods presented. Dealership franchises sold during the year ended December 31, 2014 have not been reclassified to discontinued operations since they were disposed of after March 31, 2014 and they did not meet the criteria in ASU 2014-08. If, in future periods, Sonic determines that a dealership franchise should be reclassified from continuing operations to discontinued operations, previously reported consolidated statements of income will be reclassified in order to reflect the most recent classification.

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

Cash and Cash Equivalents - Sonic classifies cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents. In the event that Sonic is in a book overdraft cash position as of a reporting date, the book overdraft position is reclassified from cash and cash equivalents to trade accounts payable in the accompanying consolidated balance sheets and is reflected as activity in trade accounts payable and other liabilities in the accompanying consolidated statements of cash flows. Sonic was in a book overdraft position in an amount of approximately $8.0 million and $38.5 million, as of December 31, 2016 and 2015, respectively.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016 and 2015, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were $19.2 million and $17.0 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Floor Plan Assistance - Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales for continuing operations were $45.0 million, $42.1 million and $39.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Contracts in Transit - Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables, net, on the accompanying consolidated balance sheets and totaled $236.4 million at December 31, 2016 and $196.3 million at December 31, 2015.

Accounts Receivable - In addition to contracts in transit, Sonic’s accounts receivable primarily consist of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic evaluates receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable was not significant at December 31, 2016 and 2015.

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

Sonic assesses the valuation of all its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles, service loaners and parts inventory, Sonic considers recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within Sonic’s network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within Sonic’s network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves were not significant at December 31, 2016 and 2015.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments and Hedging Activities - Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2016, Sonic utilized interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

Goodwill - Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets. In accordance with “Intangibles – Goodwill and Other” in the Accounting Standards Codification (the “ASC”), goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. For its annual impairment assessment as of October 1, 2016, Sonic elected to perform a quantitative step-one assessment. For purposes of goodwill impairment testing, Sonic has two reporting units, which consist of its traditional franchised dealerships and EchoPark®. The carrying value of Sonic’s goodwill (all of which is associated with its franchised dealerships reporting unit) totaled approximately $472.4 million at December 31, 2016.

In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, Sonic would have been required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets and liabilities of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise and dealer agreements acquired prior to July 1, 2001 under the heading “Other Intangible Assets” below. Sonic would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill with the difference representing the amount of impairment. The purpose of this second step is only to determine the amount of goodwill that should be recorded at fair value on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. In January 2017, the FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (early adoption is permitted for impairment testing dates after January 1, 2017). Sonic plans to adopt this ASU prior to its impairment test as of October 1, 2017.

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

Based on the results of Sonic’s step-one test as of October 1, 2016, its Franchised Dealerships’ fair value exceeds its carrying value. As a result, Sonic was not required to complete step two of the impairment evaluation according to “Intangibles – Goodwill and Other” in the ASC. See Note 5, “Intangible Assets and Goodwill,” for further discussion of goodwill.

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

Sonic utilized a discounted cash flow (“DCF”) model to estimate the fair value of the franchise assets for each of its franchises with recorded franchise assets. The significant assumptions in Sonic’s DCF model include projected revenue, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. In projecting the franchises’ revenue and growth rates, Sonic develops many assumptions which may include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

inventory floor plan borrowing rates. Sonic’s expectation of revenue growth is in part driven by its estimates of new vehicle industry sales volume in future periods. Sonic believes the historic and projected industry sales volume is a good indicator of growth or contraction in the retail automotive industry.

Based on the October 1, 2016 impairment test, Sonic determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all of its franchises, requiring no franchise asset impairment charges during the year ended December 31, 2016. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.

In evaluating its definite life favorable lease assets for impairment, Sonic considered whether the leased asset was being utilized by the dealership and if the dealership operating activities could recover the value of the recorded favorable lease asset. Sonic evaluated its favorable lease assets for impairment as of October 1, 2016 and determined that no impairment was required.

Insurance Reserves - Sonic has various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2016 and 2015, Sonic had $22.7 million and $24.9 million, respectively, reserved for such programs.

Lease Exit Accruals - The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise where the leased properties are no longer utilized in operations, Sonic records accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease, or situations where a store is closed as a result of the associated franchise being terminated by the manufacturer or Sonic and no other operations continue on the leased property. See Note 12, “Commitments and Contingencies,” for further discussion.

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

Concentrations of Credit and Business Risk - Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers, totaling approximately $92.8 million and $90.3 million at December 31, 2016 and 2015, respectively, and financial institutions (which includes manufacturer-affiliated finance companies and contracts in transit), totaling approximately $265.3 million and $221.6 million at December 31, 2016 and 2015, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

Sonic participates in a program with two of its manufacturer-affiliated finance companies wherein Sonic maintains a deposit balance with the lender that earns floor plan interest rebates based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it Sonic’s intent to use this amount to offset principal amounts owed under notes

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payable – floor plan in the future, although Sonic has the right and ability to do so. The deposit balance of $10.0 million and $74.0 million as of December 31, 2016 and 2015, respectively, is classified in other current assets in the accompanying consolidated balance sheets, because there are restrictions on Sonic’s availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying consolidated statements of cash flows. The interest rebate as a result of this deposit balance is classified as a reduction in interest expense, floor plan in the accompanying consolidated statements of income. In the years ended December 31, 2016, 2015 and 2014, the reduction in interest expense, floor plan was approximately $0.6 million, $1.5 million and $2.1 million, respectively.

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

Financial Instruments and Market Risks - As of December 31, 2016 and 2015, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt.

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

Advertising - Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense for continuing operations amounted to approximately $61.7 million, $61.6 million and $57.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is classified as selling, general and administrative expenses in the accompanying consolidated statements of income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. These agreements require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $26.2 million, $24.2 million and $23.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Business Acquisitions and Dispositions

Acquisitions

Sonic acquired three stand-alone used vehicle dealership businesses and real estate for approximately $15.9 during the year ended December 31, 2016. These cash outflows were funded by cash from operations and borrowings under Sonic’s floor plan facilities. Sonic did not acquire any businesses during the year ended December 31, 2015. Sonic acquired two luxury franchises, one mid-line import franchise and one domestic franchise during the year ended December 31, 2014, for an aggregate purchase price of approximately $50.9 million in cash, net of cash acquired, including the underlying assets and real estate.

In addition to the three stand-alone used vehicle dealership businesses discussed above, Sonic opened two new manufacturer-awarded open point franchised dealerships and two new EchoPark® stores during the year ended December 31, 2016.

Dispositions

Sonic did not dispose of any dealerships during the year ended December 31, 2016, and disposed of four dealership franchises during the year ended December 31, 2015 and nine dealership franchises during the year ended December 31, 2014.  The dispositions during the years ended December 31, 2015 and 2014 generated cash of approximately $ 8.0 million and $74.8 million, respectively. In conjunction with dealership dispositions, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.

Results associated with dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income (loss) from operations	$(1,100)	$(1,421)	$(2,515)
Gain (loss) on disposal	(1)	-	199
Lease exit accrual adjustments and charges	(1,020)	(1,462)	152
Pre-tax income (loss)	$(2,121)	$(2,883)	$(2,164)
Total revenues	$-	$-	$-

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income (loss) from operations	$(364)	$(4,958)	$(2,475)
Gain (loss) on disposal	(47)	2,748	11,079
Property and equipment impairment charges	(4)	(10,096)	(125)
Pre-tax income (loss)	$(415)	$(12,306)	$8,479
Total revenues	$-	$95,168	$311,978
In the ordinary course of business, Sonic evaluates its dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2016, Sonic did not have any franchises classified as held for sale; however, in the future, Sonic may sell other franchises that are not currently held for sale.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Inventories and Related Notes Payable - Floor Plan

Inventories consist of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
New vehicles	$1,088,814	$1,161,490
Used vehicles	282,288	251,103
Service loaners	128,821	121,946
Parts, accessories and other	70,778	65,042
Net inventories	$1,570,701	$1,599,581

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used vehicle floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities, for continuing operations and discontinued operations, was 1.85%, 1.61% and 1.57% for the years ended December 31, 2016, 2015 and 2014, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2016, 2015 and 2014, for continuing operations and discontinued operations, Sonic recognized a reduction in cost of sales of approximately $45.0 million, $42.1 million and $39.7 million, respectively, related to manufacturer floor plan assistance.

The weighted average interest rate for Sonic’s used vehicle floor plan facilities, for continuing operations and discontinued operations, was 1.78%, 1.72% and 1.80% for the years ended December 31, 2016, 2015 and 2014, respectively.

The new and used vehicle floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise and dealer agreements, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all of these restrictive covenants as of December 31, 2016.

4. Property and Equipment

Property and equipment consists of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Land	$306,457	$260,275
Building and improvements	777,766	679,712
Software and computer equipment	128,366	107,086
Parts and service equipment	93,901	79,219
Office equipment and fixtures	86,216	76,810
Company vehicles	9,107	8,478
Construction in progress	62,982	55,010
Total, at cost	1,464,795	1,266,590
Less accumulated depreciation	(450,184)	(379,688)
Subtotal	1,014,611	886,902
Less assets held for sale (1)	(4,231)	-
Property and equipment, net	$1,010,380	$886,902
(1)	Classified in other current assets

Interest capitalized in conjunction with construction projects and software development was approximately $2.8 million, $1.9 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, commitments for facility construction projects totaled approximately $56.5 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2016, 2015 and 2014, property and equipment impairment charges were recorded in continuing operations as noted in the following table:

Year Ended December 31,	(In thousands)
2016	$8,063
2015	$12,210
2014	$4,394

Impairment charges related to continuing operations were due to the abandonment of construction and software development projects, the abandonment and disposal of dealership equipment or Sonic’s estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

5. Intangible Assets and Goodwill

The changes in the carrying amount of franchise assets and goodwill for the years ended December 31, 2016 and 2015 were as follows:

	Franchise Assets	Net Goodwill
	(In thousands)

Balance at December 31, 2014	$77,100	$475,929	(1)
Prior year acquisition allocations	1,100	(870)
Reductions from dispositions	-	(1,121)
Reductions from impairment	(3,300)	(2,445)
Balance at December 31, 2015	$74,900	$471,493	(1)
Additions through current year acquisitions	-	944
Balance at December 31, 2016	$74,900	$472,437	(1)
(1)	Net of accumulated impairment losses of $796,725.

Goodwill

There was no impairment of goodwill in the year ended December 31, 2016.  Sonic impaired approximately $2.4 million of goodwill in the year ended December 31, 2015 related to the disposition of a franchise that was acquired in 2014 and disposed of in 2015.

Other Intangible Assets

Other intangible assets consists of franchise assets and definite life intangible assets, and is presented net of accumulated amortization on the accompanying consolidated balance sheets. Pursuant to applicable accounting pronouncements, Sonic evaluates its franchise assets and definite life intangible assets for impairment annually (as of October 1) or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. There were no franchise asset impairment charges in the year ended December 31, 2016. Franchise asset impairment charges of $0.9 million and $2.2 million were recorded in continuing operations for the years ended December 31, 2015 and 2014, respectively, based on the impairment evaluations performed as of October 1, 2015 and 2014, respectively. In addition, Sonic impaired approximately $2.4 million of franchise assets in the year ended December 31, 2015 related to the disposition of a dealership that was acquired in 2014 and disposed of in 2015. There were no definite life intangible asset impairment charges in the years ended December 31, 2016, 2015 and 2014.

Definite life intangible assets consist of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Favorable lease agreements	$17,318	$17,318
Less accumulated amortization	(11,985)	(11,342)
Definite life intangibles, net	$5,333	$5,976

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for definite life intangible assets was approximately $0.6 million, $0.6 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The initial weighted average amortization period for lease agreements and definite life intangible assets outstanding at December 31, 2016 was 17 years. Expiration dates for these lease agreements range between 2020 and 2027.

Future amortization expense is as follows:

Year Ending December 31,	(In thousands)
2017	$644
2018	644
2019	644
2020	614
2021	475
Thereafter	2,312
Total	$5,333

6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
2014 Revolving Credit Facility (1)	$-	$4,203
2016 Revolving Credit Facility (2)	-	-
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	300,000
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	176,369	168,410
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.80 percentage points above one-month or three-month LIBOR	227,342	150,961
Net debt discount and premium (3)	(1,258)	(1,562)
Debt issuance costs	(13,328)	(12,884)
Other	4,280	5,454
Total debt	$882,678	$814,582
Less current maturities	(43,003)	(33,437)
Long-term debt	$839,675	$781,145

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	The interest rate on the 2014 Revolving Credit Facility was 225 basis points above LIBOR at December 31, 2015.
(2)	The interest rate on the 2016 Revolving Credit Facility was 225 basis points above LIBOR at December 31, 2016.
(3)	December 31, 2016 includes a $1.1 million discount associated with the 7.0% Notes and a $0.2 million discount associated with mortgage notes payable.

December 31, 2015 includes a $1.3 million discount associated with the 7.0% Notes and a $0.3 million discount associated with mortgage notes payable.

Future maturities of long-term debt are as follows:

	Principal	Net of Discount/ Premium
Year Ending December 31,	(In thousands)
2017	$43,127	$43,003
2018	55,986	55,986
2019	19,605	19,605
2020	51,523	51,523
2021	45,434	45,434
Thereafter	681,589	680,455
Total	$897,264	$896,006

2014 Credit Facilities

Prior to November 30, 2016, Sonic had a syndicated revolving credit facility (the “2014 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2014 Floor Plan Facilities” and, together with the 2014 Revolving Credit Facility, the “2014 Credit Facilities”), which were scheduled to mature on August 15, 2019. On November 30 2016, Sonic amended and restated the 2014 Credit Facilities to, among other things, extend the maturity to November 30, 2021. See the heading “2016 Credit Facilities” below for additional information.

2016 Credit Facilities

On November 30, 2016, Sonic entered into an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2016 Floor Plan Facilities” and, together with the 2016 Revolving Credit Facility, the “2016 Credit Facilities”), which are scheduled to mature on November 30, 2021. The amended and restated 2016 Credit Facilities extended the scheduled maturity date, increased availability under the 2016 Revolving Credit Facility by $25.0 million and increased availability under the 2016 Floor Plan Facilities by $200.0 million, among other things.

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at Sonic’s option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2016, the 2016 Revolving Borrowing Base was approximately $228.5 million. As of December 31, 2016, Sonic had no outstanding borrowings and approximately $21.4 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of $207.1 million under the 2016 Revolving Credit Facility.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $1.015 billion. Sonic may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.265 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 30% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

Sonic agreed under the 2016 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on Sonic’s Class A and Class B common stock so long as no event of default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that Sonic remains in compliance with all financial covenants under the 2016 Credit Facilities.

7.0% Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of unsecured senior subordinated 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. Sonic used the net proceeds from the issuance of the 7.0% Notes and issued approximately 4.1 million shares of its Class A common stock to repurchase all of the outstanding 5.0% Convertible Senior Notes due 2029. Remaining proceeds from the issuance of the 7.0% Notes were used for general corporate purposes, including repurchases of shares of Class A common stock. Interest is payable semi-annually in arrears on January 15 and July 15 of each year.

Sonic may redeem the 7.0% Notes in whole or in part at any time on or after July 15, 2017 at the following redemption prices, which are expressed as percentages of the principal amount:

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

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B common stock if Sonic complies with the terms of the indenture governing the 7.0% Notes. After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of December 31, 2016, Sonic had at least $127.4 million of its net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants as of December 31, 2016.

Balances outstanding under the 7.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The subsidiaries that are not guarantors are considered to be minor.

Sonic’s obligations under the 7.0% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 7.0% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due;

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) defaults in the performance, or breach, of Sonic’s covenants under the 7.0% Notes; and (3) certain defaults under other agreements under which Sonic or its subsidiaries have outstanding indebtedness in excess of $35.0 million.

5.0% Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 5.0% Notes to repurchase all of the outstanding 9.0% Senior Subordinated Notes due 2018. Remaining proceeds from the issuance of the 5.0% Notes were used for general corporate purposes. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. During the year ended December 31, 2016, Sonic repurchased approximately $10.7 million of its outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.

Sonic may redeem the 5.0% Notes in whole or in part at any time on or after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

In addition, before May 15, 2018, Sonic may redeem all or a part of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 100% of the principal amount of the 5.0% Notes redeemed plus an applicable premium (as defined in the indenture) and any accrued and unpaid interest as of the redemption date. The indenture also provides that holders of the 5.0% Notes may require Sonic to repurchase the 5.0% Notes at a purchase price equal to 101% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if Sonic undergoes a change of control (as defined in the indenture).

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B common stock if Sonic complies with the terms of the indenture governing the 5.0% Notes.

Balances outstanding under the 5.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The subsidiaries that are not guarantors are considered to be minor.

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

Mortgage Notes

During the year ended December 31, 2016, Sonic obtained approximately $103.4 million in mortgage financing related to ten of its dealership properties. As of December 31, 2016, the weighted average interest rate was 3.74% and the total outstanding principal balance was approximately $403.7 million, related to approximately 45% of Sonic’s operating locations. These mortgage notes require monthly payments of principal and interest through maturity, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2017 and 2033.

Covenants

Sonic agreed under the 2016 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions.

Sonic was in compliance with the covenants under the 2016 Credit Facilities as of December 31, 2016. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.75
December 31, 2016 actual	1.17	1.92	4.08

The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.

After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of December 31, 2016, Sonic had at least $127.4 million of its net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants as of December 31, 2016.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2016, the ratio was 4.01 to 1.00.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with $4.1 million included in other accrued liabilities and $2.4 million included in other long-term liabilities, offset partially by an asset of approximately $2.8 million included in the accompanying consolidated balance sheets. The fair value of these swap positions at December 31, 2015 was a net liability of approximately $10.0 million, with $5.1 million included in other accrued liabilities and $4.9 million included in other long-term liabilities in the accompanying consolidated balance sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.3		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.3		4.655%	one-month LIBOR	December 10, 2017
$6.6	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.0	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$50.0		1.320%	one-month LIBOR	July 1, 2017
$250.0	(3)	1.887%	one-month LIBOR	June 30, 2018
$25.0		2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0		1.303%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(5)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(5)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(6)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(6)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(4)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 0.772% at December 31, 2016.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of this forward-starting swap is July 3, 2017.
(4)	The effective date of these forward-starting swaps is July 1, 2017.
(5)	The effective date of these forward-starting swaps is July 2, 2018.
(6)	The effective date of these forward-starting swaps is July 1, 2019.

During the year ended December 31, 2016, Sonic entered into four forward-starting interest rate cash flow swap agreements.  These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive income.

For interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net, in the accompanying consolidated statements of income. For the years ended December 31, 2016, 2015 and 2014, these items were a benefit of approximately $0.6 million, $0.6 million and $0.5 million, respectively.

For the interest rate swaps that qualify as cash flow hedges, the changes in the fair value of these swaps are recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $5.5 million, $7.8 million and $10.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in interest expense, other, net, in the accompanying consolidated statements of income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying consolidated statements of cash flows. The estimated net

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $2.5 million.

7. Income Taxes

The provision for income taxes for continuing operations - (benefit) expense consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$43,655	$36,241	$36,874
State	3,766	6,414	5,771
Total current	47,421	42,655	42,645
Deferred	13,275	14,410	20,523
Total provision for income taxes for continuing operations - (benefit) expense	$60,696	$57,065	$63,168

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effective state income tax rate	2.04%	3.26%	3.15%
Valuation allowance adjustments	0.85%	(0.45%)	(0.14%)
Uncertain tax positions	0.17%	(0.14%)	(0.08%)
Other	1.05%	1.64%	1.13%
Effective income tax rate	39.11%	39.31%	39.06%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Deferred tax assets:
Accruals and reserves	$34,884	$33,397
State net operating loss carryforwards	10,777	10,187
Fair value of interest rate swaps	1,406	3,793
Interest and state taxes associated with the liability for uncertain income tax positions	1,746	1,725
Other	774	864
Total deferred tax assets	49,587	49,966
Deferred tax liabilities:
Basis difference in inventory	(1,506)	(1,530)
Basis difference in property and equipment	(9,335)	(9,850)
Basis difference in goodwill	(101,999)	(86,504)
Other	(3,540)	(3,249)
Total deferred tax liability	(116,380)	(101,133)
Valuation allowance	(7,211)	(5,880)
Net deferred tax asset (liability)	$(74,004)	$(57,047)

Net short-term deferred tax asset balances were zero and approximately $13.6 million at December 31, 2016 and 2015, respectively, and are recorded in other current assets on the accompanying consolidated balance sheets. Net long-term deferred tax asset balances were approximately $2.4 million and $2.8 million at December 31, 2016 and 2015, respectively, and are recorded in other assets on the accompanying consolidated balance sheets. Net short-term deferred tax liability balances were zero and

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $0.1 million at December 31, 2016 and 2015, respectively, and are recorded in other accrued liabilities on the accompanying consolidated balance sheets. Net long-term deferred tax liability balances were approximately $76.4 million and $73.3 million at December 31, 2016 and 2015, respectively, and are recorded in deferred income taxes on the accompanying consolidated balance sheets. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for discussion of the adoption of ASU 2015-17 during the year ended December 31, 2016.

Sonic has approximately $294.5 million in gross state net operating loss carryforwards that will expire between 2017 and 2036. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2016, Sonic had recorded a valuation allowance amount of approximately $7.2 million related to certain state net operating loss carryforward deferred tax assets as Sonic determined that it would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

At January 1, 2016, Sonic had liabilities of approximately $5.8 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2016, was approximately $1.1 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

	2016	2015	2014
	(In thousands)
Unrecognized tax benefit liability, January 1 (1)	$4,755	$5,740	$6,693
Prior period positions:
Increases	939	175	181
Decreases	(415)	-	(66)
Increases from current period positions	615	184	195
Settlements	-	-	(897)
Lapse of statute of limitations	(1,290)	(1,114)	(170)
Other	(247)	(230)	(196)
Unrecognized tax benefit liability, December 31 (2)	$4,357	$4,755	$5,740
(1)	Excludes accrued interest and penalties of $1.1 million, $1.2 million and $1.1 million at January 1, 2016, 2015 and 2014, respectively.
(2)

Excludes accrued interest and penalties of $0.8 million, $1.1 million and $1.2 million at December 31, 2016, 2015 and 2014, respectively. Amount presented is net of state net operating losses of $0.3 million, $0.6 million and $0.8 million at December 31, 2016, 2015 and 2014, respectively.

Approximately $3.3 million and $2.6 million of the unrecognized tax benefits as of December 31, 2016 and 2015, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2016 recorded liability is approximately $0.9 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2013 through 2016 U.S. federal income tax returns remain open to examination by the Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2006 to 2016.

8. Related Parties

Certain of Sonic’s dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, Inc. (“SMI”), for resale to Fixed Operations customers of Sonic’s dealerships in the ordinary course of business. Sonic’s Executive Chairman, Mr. O. Bruton Smith, is also the Executive Chairman of SMI, and Mr. Smith’s son, Mr. Marcus G. Smith, a greater than 10% beneficial owner of Sonic, is the Chief Executive Officer and President of SMI. Total purchases from Oil-Chem by Sonic dealerships were approximately $2.1 million in each of the years ended December 31, 2016, 2015 and 2014. Sonic also engaged in other transactions with various SMI subsidiaries in the year ended December 31, 2016, consisting primarily of (i) merchandise and apparel purchases from SMISC Holdings, Inc. (d/b/a SMI Properties), for a net amount of

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $0.9 million, and (ii) vehicle sales to various SMI subsidiaries, for a net amount of approximately $0.2 million. Because Messrs. O. Bruton Smith, B. Scott Smith, David Bruton Smith and Marcus G. Smith and Sonic Financial Corporation (“SFC”), an entity jointly controlled by Messrs. O. Bruton Smith, B. Scott Smith, David Bruton Smith and Marcus G. Smith, own collectively approximately 70% of SMI, under applicable SEC rules, the amount of Messrs. O. Bruton Smith’s, B. Scott Smith’s, David Bruton Smith’s and Marcus G. Smith’s interest in these transactions may be deemed to be approximately $1.5 million, $0.6 million and $0.1 million, respectively.

Sonic participates in various aircraft-related transactions with SFC. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by Sonic executives, a management agreement with SFC for storage and maintenance of aircraft leased by Sonic from unrelated third parties, and the use of Sonic’s aircraft for business-related travel by certain affiliates of SFC. Sonic incurred net expenses of approximately $0.5 million, $0.6 million and $0.5 million in the years ended December 31, 2016, 2015 and 2014, respectively, in aircraft-related transactions with these related parties.

Sonic incurred net expenses of approximately $0.8 million, $0.8 million and $0.6 million in the years ended December 31, 2016, 2015 and 2014, respectively, related to other transactions with various SMI subsidiaries, consisting primarily of merchandise and apparel purchases.

9. Capital Structure and Per Share Data

Preferred Stock - Sonic has 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2016 and 2015.

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

Share Repurchases - Prior to December 31, 2016, Sonic’s Board of Directors had authorized Sonic to expend up to $595.0 million to repurchase shares of its Class A common stock. As of December 31, 2016, Sonic had repurchased a total of approximately 30.3 million shares of Class A common stock at an average price per share of approximately $17.72 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2016, Sonic had approximately $45.0 million remaining under the Board’s authorization. Please refer to Note 15, “Subsequent Events,” to the accompanying consolidated financial statements for further discussion of the Board’s authorization.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans and Class A common stock purchase warrants. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	45,637	$94,516		$(1,323)		$93,193
Effect of participating securities:
Non-vested restricted stock		(52)		-		(52)
Basic earnings (loss) and shares	45,637	$94,464	$2.07	$(1,323)	$(0.03)	$93,141	$2.04
Effect of dilutive securities:
Stock compensation plans	311
Diluted earnings (loss) and shares	45,948	$94,464	$2.06	$(1,323)	$(0.03)	$93,141	$2.03

	For the Year Ended December 31, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	50,489	$88,091		$(1,780)		$86,311
Effect of participating securities:
Non-vested restricted stock		(36)		-		(36)
Basic earnings (loss) and shares	50,489	$88,055	$1.74	$(1,780)	$(0.03)	$86,275	$1.71
Effect of dilutive securities:
Stock compensation plans	394
Diluted earnings (loss) and shares	50,883	$88,055	$1.73	$(1,780)	$(0.03)	$86,275	$1.70

	For the Year Ended December 31, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued			Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per			Per
	Average		Share		Share			Share
	Shares	Amount	Amount	Amount	Amount	Amount		Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,065	$98,559		$(1,342)		$97,217
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(311)		-		(311)
Basic earnings (loss) and shares	52,065	$98,248	$1.89	$(1,342)	$(0.03)	$96,906		$1.86
Effect of dilutive securities:
Stock compensation plans	498
Diluted earnings (loss) and shares	52,563	$98,248	$1.87	$(1,342)	$(0.03)	$96,906		$1.84

In addition to the stock options included in the tables above, options to purchase approximately 0.2 million,  0.4 million and 0.4 million shares of Class A common stock were outstanding during the years ended December 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were approximately $8.0 million, $7.7 million and $7.4 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Stock Compensation Plans

Sonic currently has three active stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), and the Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (the “2012 Formula Plan”). Effective February 19, 2014, new grants of equity awards under the 2004 Plan were no longer permitted. Stock options outstanding, non-vested restricted stock awards and restricted stock units previously granted under the 2004 Plan were unaffected by this change in plan status. Sonic has one additional terminated plan with outstanding grants as of December 31, 2016: the Sonic Automotive, Inc. 1997 Stock Option Plan. Collectively, these plans are referred to as the “Stock Plans.” During the second quarter of 2012, Sonic’s stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A common stock and 300,000 shares of Class A common stock, respectively.  During the second quarter of 2015, Sonic’s stockholders voted to increase the number of shares of Class A common stock authorized for issuance under the 2012 Plan from 2,000,000 shares to 4,000,000 shares.

The Stock Plans were adopted by the Board of Directors in order to attract and retain key personnel. Under the 2012 Plan and the 2004 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, typically vest over a period ranging from six months to three years, are exercisable upon vesting and typically expire ten years from the date of grant. The 2012 Plan and the 2004 Plan also authorized the issuance of restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan and the 2004 Plan typically vest over a period ranging from one to three years, but may be longer in certain cases. The 2012 Formula Plan provides for grants of restricted stock awards to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Individuals holding non-vested restricted stock awards under the 2012 Plan, the 2012 Formula Plan and the 2004 Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units as of December 31, 2016 granted under the 2012 Plan and the 2004 Plan do not have voting or dividend rights. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic has historically repurchased its shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share data, term in years)
Balance at December 31, 2015	714	$1.81	-	30.07	$17.56	1.6	$5,605
Exercised	(15)	$1.81	-	1.81	$1.81
Forfeited	(260)	$23.30	-	26.42	$25.44
Balance at December 31, 2016	439	$1.81	-	30.07	$13.42	1.4	$5,327
Exercisable	439	$1.81	-	30.07	$13.42	1.4	$5,327

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per option data)
Intrinsic value of stock options exercised	$250	$2,511	$1,187

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sonic recognizes compensation expense within selling, general and administrative expenses related to the stock options in the Stock Plans. No stock option compensation expense was recognized during the years ended December 31, 2016, 2015 or 2014 as all previous stock option grants were completely vested prior to December 31, 2012.

A summary of the status of non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-vested Restricted Stock Awards and Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(Shares in thousands)
Balance at December 31, 2015	1,831	$23.33
Granted	750	$16.30
Forfeited	(40)	$25.32
Vested	(361)	$23.40
Balance at December 31, 2016	2,180	$20.86

During the year ended December 31, 2016, approximately 725,000 restricted stock units were awarded to Sonic’s executive officers and other key associates under the 2012 Plan. These awards were made in connection with establishing the objective performance criteria for the year ended December 31, 2016 incentive compensation and vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the year ended December 31, 2016, continuation of employment and compliance with any restrictive covenants contained in an agreement between Sonic and the respective officer or other key associate. Also in the year ended December 31, 2016, approximately 25,000 non-vested restricted stock awards were granted to Sonic’s Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling, general and administrative expenses related to restricted stock awards and restricted stock units of approximately $11.2 million, $9.8 million and $7.7 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Tax benefits recognized related to restricted stock awards and restricted stock units compensation expense were approximately $4.2 million, $3.7 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total compensation cost related to non-vested restricted stock awards and restricted stock units not yet recognized at December 31, 2016 was approximately $34.7 million and is expected to be recognized over a weighted average period of approximately 8.5 years.

Supplemental Executive Retirement Plan

On December 7, 2009, the Compensation Committee of Sonic’s Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a nonqualified deferred compensation plan that is unfunded for federal tax purposes. The SERP included 12 active or former members of senior management at December 31, 2016. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by Sonic’s tax-qualified and other nonqualified deferred compensation plans.

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2016	2015
	(In thousands)
Change in projected benefit obligation:
Obligation at January 1, 2016	$9,234	$7,976
Service cost	1,590	1,950
Interest cost	383	307
Actuarial loss (gain)	295	(737)
Amendments/settlements/curtailments loss (gain)	-	-
Benefits paid	(269)	(262)
Obligation at December 31, 2016 (1)	$11,233	$9,234
Accumulated benefit obligation	$8,557	$7,115

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Approximately $11.0 million is included in other long-term liabilities and approximately $0.3 million is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2016	2015
	(In thousands)
Change in fair value of plan assets:
Plan assets at January 1, 2016	$-	$-
Actual return on plan assets	-	-
Employer contributions	269	262
Benefits paid	(269)	(262)
Plan assets at December 31, 2016	-	-
Funded status recognized	$(11,233)	$(9,234)

The following table provides the cost components of the SERP:

	Year Ended December 31,
	2016	2015
	(In thousands)
Service cost	$1,590	$1,950
Interest cost	383	307
Net pension expense (benefit)	$1,973	$2,257

The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2016	2015
Discount rate	4.04%	4.21%
Rate of compensation increase	3.00%	3.00%

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In thousands)
2017	$265
2018	$265
2019	$265
2020	$364
2021	$364
2022 - 2026	$1,820

Multiemployer Benefit Plan

Six of Sonic’s dealership subsidiaries currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between Sonic’s subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and Sonic’s six dealership subsidiaries are among approximately 149 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers;

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•

if Sonic chooses to stop participating in the multiemployer pension plan, Sonic may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Sonic’s participation in the AI Pension Plan for the years ended December 31, 2016, 2015 and 2014 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2016 and 2015 is for the plan’s year-end at December 31, 2015 and 2014, respectively. The zone status is based on information that Sonic received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (the “FIP”) or a Rehabilitation Plan (the “RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by Sonic’s multiemployer pension plans increased 4.8% from December 31, 2014 to December 31, 2015 and increased 2.6% from December 31, 2015 to December 31, 2016, affecting the period-to-period comparability of the contributions for the years ended December 31, 2016, 2015 and 2014.

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions				Collective Bargaining
Pension	EIN/Pension			Pending /	Year Ended December 31,			Surcharge	Agreement
Fund	Plan Number	2016	2015	Implemented	2016	2015	2014	Imposed	Expiration Date (1)
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$150	$140	$148	Yes	Between August 31, 2014 and November 29, 2017
(1)

Collective bargaining agreement expiration dates vary by union and dealership. Dates shown represent the range of the earliest and latest stated expirations for Sonic’s union employees, noting certain of Sonic’s collective bargaining agreements are expired as of December 31, 2016 and are currently under negotiation.

Sonic’s participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2015 and December 31, 2014. In June 2006, Sonic received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, Sonic received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan was in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a rehabilitation plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the Treasury Department, would implement a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously-adopted Rehabilitation Plan. The September 2016 filing with the Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely and the benefit accrual reduction becomes effective upon the proposed July 1, 2017 suspension effective date. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In addition, if the financial condition of the

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to Sonic.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets or liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2016	December 31, 2015
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$31,475	$29,055
Cash flow swaps designated as hedges (1)	2,772	-
Total assets	$34,247	$29,055

Liabilities:
Cash flow swaps designated as hedges (2)	$6,135	$9,094
Cash flow swaps not designated as hedges (3)	346	913
Deferred compensation plan (4)	14,824	13,551
Total liabilities	$21,305	$23,558
(1)	Included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2016, approximately $3.7 million and $2.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

(2)

As of December 31, 2016, approximately $0.3 million was included in other accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2015, approximately $4.6 million and $4.5 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

(3)

As of December 31, 2015, approximately $0.5 million and $0.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

(4)	Included in other long-term liabilities in the accompanying consolidated balance sheets.

The carrying value of assets or liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the accompanying consolidated balance sheets as of December 31, 2016, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment” and Note 5, “Intangible Assets and Goodwill.”

		Significant
		Unobservable	Total Gains /
		Inputs	(Losses) for the
	Balance as of	(Level 3) as of	Year Ended
	December 31, 2016	December 31, 2016	December 31, 2016
	(In thousands)
Long-lived assets held and used (1)	$1,010,380	$1,010,380	$(8,063)
Goodwill (2)	$472,437	$472,437	$-
Franchise assets (2)	$74,900	$74,900	$-

(1)	See Notes 1 and 4 for discussion.
(2)	See Notes 1 and 5 for discussion.

As of December 31, 2016 and 2015, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value and carrying value of Sonic’s fixed rate long-term debt were as follows:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$211,000	$198,871	$211,000	$198,708
5.0% Notes (1)	$284,934	$289,273	$284,250	$300,000
Mortgage Notes (2)	$185,979	$176,369	$174,007	$168,410
Other (2)	$4,057	$4,280	$5,192	$5,457

(1)	As determined by market quotations as of December 31, 2016 and 2015, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

12. Commitments and Contingencies

Facility and Equipment Leases

For the year ended December 31, 2016, Sonic recognized approximately $1.4 million of lease exit expense, which consists of $1.0 million of interest expense and $0.4 million related to adjustments to lease exit accruals recorded in previous years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.   A summary of the activity of these operating lease accruals consists of the following:

(In thousands)
Balance at December 31, 2015	$14,527
Lease exit expense (1)	1,386
Payments (2)	(6,123)
Balance at December 31, 2016	$9,790

(1)

Expense of approximately $0.1 million is recorded in interest expense, other, net and expense of approximately $0.3 million is recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. In addition, expense of approximately $1.0 million is recorded in income (loss) from discontinued operations in the accompanying consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately $0.7  million in continuing operations and $5.4 million in income (loss) from discontinued operations in the accompanying consolidated statements of income.

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen- to twenty-year terms with one or two five- to ten-year renewal options and do not contain provisions for contingent rent related to the dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Sonic was in compliance with these covenants at December 31, 2016. Approximately 10% of these facility leases have payments that may vary based on interest rates.

Minimum future lease payments for facility leases and future receipts from subleases as required under non-cancelable operating leases for both continuing and discontinued operations based on current interest rates in effect are as follows:

	Future Minimum Lease Payments, Net	Receipts from Future Subleases
Year Ending December 31,	(In thousands)
2017	$87,663	$(10,363)
2018	$79,585	$(8,486)
2019	$64,550	$(7,373)
2020	$41,319	$(6,912)
2021	$32,217	$(5,541)
Thereafter	$96,657	$(15,419)

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total lease expense for continuing operations for the years ended December 31, 2016, 2015 and 2014 was approximately $94.6 million, $98.2 million and $106.0 million, respectively. Total lease expense for discontinued operations for the years ended December 31, 2016  and 2015 was approximately $0.9 million and $1.4 million, respectively. Total lease income for discontinued operations for the year ended December 31, 2014 was approximately $0.9 million. Total lease expense or income for discontinued operations includes the effects of lease exit accrual adjustments for the years ended December 31, 2016, 2015 and 2014, including a benefit of approximately $1.4 million related to a lease exit accrual adjustment for the extension of a sublease during the year ended December 31, 2014.  The total net contingent rent benefit related to a decrease in interest rates since the underlying leases commenced was approximately $1.8 million and $0.1 million for continuing and discontinued operations, respectively, for the year ended December 31, 2016, and was approximately $2.0 million and $0.1 million for continuing and discontinued operations, respectively, for each of the years ended December 31, 2015 and 2014.

Many of Sonic’s facility operating leases are subject to affirmative and financial covenant provisions related to a subordination and guaranty agreement executed with the landlord of many of its facility properties. The required financial covenants related to certain lease agreements are as follows:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio	Minimum EBTDAR to Rent Ratio

Required ratio	1.05	1.20	5.75	1.50
December 31, 2016 actual	1.17	1.92	4.08	4.01

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

In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. In the event the sublessees do not perform their obligations, Sonic remains liable for the lease payments. As of December 31, 2016, the total amount relating to this risk was approximately $54.1 million, which is the total of the receipts from future subleases in the table above under the heading “Facility and Equipment Leases.” However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled approximately $1.0 million at December 31, 2016. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $0.5 million at December 31, 2016. These indemnifications expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2016.

Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at December 31, 2016.

Legal Matters

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects.

Included in other accrued liabilities and other long-term liabilities at December 31, 2016 was approximately $0.3 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings.  Included in other accrued liabilities and other long-term liabilities at December 31, 2015 was approximately $0.3 million and $0.2 million, respectively, for such reserves.  Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

13. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the year ended December 31, 2016 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2015	$(5,638)	$6	$(5,632)
Other comprehensive income (loss) before reclassifications (1)	95	(183)	(88)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	3,458	-	3,458
Net current-period other comprehensive income (loss)	3,553	(183)	3,370
Balance at December 31, 2016	$(2,085)	$(177)	$(2,262)
(1)	Net of tax expense of $59 related to gains and losses on cash flow hedges, and tax benefit of $112 related to the defined benefit pension plan.
(2)	Net of tax expense of $2,119.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans.”

14. Segment Information

As of December 31, 2016, Sonic had two operating segments: Franchised Dealerships and EchoPark®. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark® segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of the Company’s Chief Executive Officer and President, Executive Vice President and Chief Financial Officer, and Executive Vice President of Operations. The Company has determined that its operating segments also represent its reportable segments.

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, capital expenditures and total assets are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues:
Franchised Dealerships	$9,602,562	$9,547,236	$9,191,661
EchoPark®	129,217	77,063	5,438
Total consolidated revenues	$9,731,779	$9,624,299	$9,197,099

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$217,306	$213,224	$230,733
EchoPark®	(12,113)	(17,257)	(15,913)
Total segment income (loss)	205,193	195,967	214,820
Interest expense, other, net	(50,106)	(50,910)	(53,190)
Other income (expense), net	125	99	97
Income (loss) from continuing operations before taxes	$155,212	$145,156	$161,727
(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Floor plan interest expense:
Franchised Dealerships	$26,777	$20,727	$18,727
EchoPark®	939	599	66
Total floor plan interest expense	$27,716	$21,326	$18,793

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Depreciation and amortization:
Franchised Dealerships	$73,635	$65,766	$58,001
EchoPark®	3,811	3,033	259
Total depreciation and amortization	$77,446	$68,799	$58,260

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Capital expenditures:
Franchised Dealerships	$170,876	$148,593	$117,129
EchoPark®	35,356	24,656	29,303
Total capital expenditures	$206,232	$173,249	$146,432

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2016	2015
	(In thousands)
Assets:
Franchised Dealerships	$2,095,777	$2,211,232
EchoPark®	128,125	76,808
Corporate and other:
Cash and Cash Equivalents	3,108	3,625
Goodwill, Net	472,437	471,493
Other Intangible Assets, Net	80,233	80,876
Other Corporate and other assets	859,656	718,347
Total assets	$3,639,336	$3,562,381

15. Subsequent Events

Subsequent to December 31, 2016, Sonic’s Board of Directors authorized an additional $100.0 million to repurchase shares of Sonic’s Class A common stock, increasing Sonic’s remaining repurchase authorization to approximately $145.0 million before including the effect of any share repurchases subsequent to December 31, 2016.

16. Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the accompanying consolidated statements of income by quarter for the years ended December 31, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2016
Total revenues (1)	$2,234,626	$2,382,312	$2,557,928	$2,556,913
Gross profit (1)	$345,150	$353,305	$359,085	$371,734
Net income (loss) (2)	$14,624	$22,822	$18,111	$37,636
Earnings (loss) per common share - Basic (2) (3)	$0.31	$0.50	$0.40	$0.84
Earnings (loss) per common share - Diluted (2) (3)	$0.31	$0.50	$0.40	$0.83
Year Ended December 31, 2015
Total revenues (1)	$2,235,516	$2,423,740	$2,494,408	$2,470,635
Gross profit (1)	$334,959	$355,554	$360,251	$363,848
Net income (loss) (2)	$13,967	$14,781	$26,505	$31,058
Earnings (loss) per common share - Basic (2) (3)	$0.27	$0.29	$0.53	$0.62
Earnings (loss) per common share - Diluted (2) (3)	$0.27	$0.29	$0.52	$0.62

(1)	Results are for continuing operations.
(2)	Results include both continuing operations and discontinued operations.
(3)	The sum of net income per common share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

Operations are subject to seasonal variations. The first quarter generally contributes less operating profits than the second, third and fourth quarters. Parts and service demand remains more stable throughout the year.

Net income for the fourth quarter ended December 31, 2016 includes a pre-tax benefit of approximately $14.8 million related to an original equipment manufacturer emissions-related settlement and a pre-tax benefit of approximately $0.4 million related to lease exit and storm damage accrual adjustments, offset partially by pre-tax impairment charges of approximately $1.8 million primarily

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to the write-off of certain construction project costs and pre-tax charges of approximately $0.5 million related to lease exit accrual adjustments.

Net income for the third quarter ended September 30, 2016 includes approximately $6.1 million of pre-tax impairment charges related to dealership facility construction projects, pre-tax charges of approximately $2.3 million related to storm damage and legal accrual adjustments and pre-tax charges of $1.0 million related to lease exit accrual adjustments.

Net income for the first quarter ended March 31, 2016 includes pre-tax charges of approximately $6.0 million related to storm damage, offset partially by a pre-tax benefit of approximately $0.5 million related to lease exit accrual adjustments.

Net income for the fourth quarter ended December 31, 2015 includes approximately $2.3 of pre-tax gain from the sale of dealership franchises, offset partially by approximately $1.3 million of pre-tax impairment charges.

Net income for the second quarter ended June 30, 2015 includes a pre-tax gain of approximately $1.1 million from the sale of dealership franchises, offset by approximately $10.5 million of pre-tax impairment charges and approximately $4.2 million of pre-tax charges related to storm damage and legal settlements.

Net income for the first quarter ended March 31, 2015 includes approximately $6.2 million of pre-tax impairment charges and approximately $0.9 million of pre-tax severance expense.