Form 10-Q
period 2017-03-31
SONIC AUTOMOTIVE INC
filed 2017-04-27
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2017, there were 32,961,796 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this report, as well as:

•	the number of new and used vehicles sold in the United States as compared to our expectations and the expectations of the market;
•

our ability to generate sufficient cash flows or obtain additional financing to fund our EchoPark expansion, our One Sonic-One Experience initiative, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;

•	our business and growth strategies, including, but not limited to, our EchoPark initiative and our One Sonic-One Experience initiative;
•

the reputation and financial condition of vehicle manufacturers whose brands we represent, the financial incentives vehicle manufacturers offer and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or complete additional acquisitions;
•	adverse resolution of one or more significant legal proceedings against us or our dealerships or EchoPark stores;
•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;
•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;
•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;
•	our ability to successfully integrate potential future acquisitions; and
•	the rate and timing of overall economic recovery or decline.

These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars and shares in thousands, except per share amounts)

Revenues:
New vehicles	$1,171,932	$1,164,570
Used vehicles	634,474	598,355
Wholesale vehicles	46,310	44,374
Total vehicles	1,852,716	1,807,299
Parts, service and collision repair	352,043	346,054
Finance, insurance and other, net	83,063	81,273
Total revenues	2,287,822	2,234,626
Cost of Sales:
New vehicles	(1,113,654)	(1,106,146)
Used vehicles	(593,641)	(557,824)
Wholesale vehicles	(47,482)	(45,452)
Total vehicles	(1,754,777)	(1,709,422)
Parts, service and collision repair	(182,699)	(180,054)
Total cost of sales	(1,937,476)	(1,889,476)
Gross profit	350,346	345,150
Selling, general and administrative expenses	(292,234)	(284,375)
Impairment charges	(510)	-
Depreciation and amortization	(21,153)	(18,470)
Operating income (loss)	36,449	42,305
Other income (expense):
Interest expense, floor plan	(8,387)	(6,436)
Interest expense, other, net	(13,409)	(12,339)
Other income (expense), net	(14,501)	104
Total other income (expense)	(36,297)	(18,671)
Income (loss) from continuing operations before taxes	152	23,634
Provision for income taxes for continuing operations - benefit (expense)	(172)	(9,170)
Income (loss) from continuing operations	(20)	14,464
Discontinued operations:
Income (loss) from discontinued operations before taxes	(868)	261
Provision for income taxes for discontinued operations - benefit (expense)	347	(101)
Income (loss) from discontinued operations	(521)	160
Net income (loss)	$(541)	$14,624

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$-	$0.31
Earnings (loss) per share from discontinued operations	(0.01)	-
Earnings (loss) per common share	$(0.01)	$0.31
Weighted average common shares outstanding	44,791	46,950

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$-	$0.31
Earnings (loss) per share from discontinued operations	(0.01)	-
Earnings (loss) per common share	$(0.01)	$0.31
Weighted average common shares outstanding	44,791	47,122

Dividends declared per common share	$0.05	$0.05

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income (loss)	$(541)	$14,624
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	2,102	(4,878)
Total other comprehensive income (loss) before taxes	2,102	(4,878)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(799)	1,853
Other comprehensive income (loss)	1,303	(3,025)
Comprehensive income (loss)	$762	$11,599

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,565	$3,108
Receivables, net	297,266	430,242
Inventories	1,600,602	1,570,701
Other current assets	41,902	26,993
Total current assets	1,946,335	2,031,044
Property and Equipment, net	1,062,716	1,010,380
Goodwill	472,393	472,437
Other Intangible Assets, net	80,072	80,233
Other Assets	46,119	45,242
Total Assets	$3,607,635	$3,639,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$813,903	$850,537
Notes payable - floor plan - non-trade	631,654	675,353
Trade accounts payable	125,279	117,740
Accrued interest	11,633	13,265
Other accrued liabilities	215,478	236,982
Current maturities of long-term debt	50,032	43,003
Total current liabilities	1,847,979	1,936,880
Long-Term Debt	897,352	839,675
Other Long-Term Liabilities	61,005	61,170
Deferred Income Taxes	79,021	76,447
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 63,389,463 shares issued and 32,948,735 shares outstanding at March 31, 2017; 62,967,061 shares issued and 32,703,865 shares outstanding at December 31, 2016	634	630
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2017 and December 31, 2016	121	121
Paid-in capital	724,276	721,695
Retained earnings	538,368	541,146
Accumulated other comprehensive income (loss)	(959)	(2,262)
Treasury stock, at cost; 30,440,728 Class A common stock shares held at March 31, 2017 and 30,263,196 Class A common stock shares held at December 31, 2016	(540,162)	(536,166)
Total Stockholders’ Equity	722,278	725,164
Total Liabilities and Stockholders’ Equity	$3,607,635	$3,639,336

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2016	62,967	$630	(30,263)	$(536,166)	12,029	$121	$721,695	$541,146	$(2,262)	$725,164
Shares awarded under stock compensation plans	422	4	-	-	-	-	(4)	-	-	-
Purchases of treasury stock	-	-	(178)	(3,996)	-	-	-	-	-	(3,996)
Change in fair value of interest rate swap agreements, net of tax expense of $799	-	-	-	-	-	-	-	-	1,303	1,303
Restricted stock amortization	-	-	-	-	-	-	2,585	-	-	2,585
Net income (loss)	-	-	-	-	-	-	-	(541)	-	(541)
Dividends declared ($0.05 per share)	-	-	-	-	-	-	-	(2,237)	-	(2,237)
Balance at March 31, 2017	63,389	$634	(30,441)	$(540,162)	12,029	$121	$724,276	$538,368	$(959)	$722,278

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(541)	$14,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	21,152	18,468
Provision for bad debt expense	399	141
Other amortization	162	162
Debt issuance cost amortization	605	622
Debt discount amortization, net of premium amortization	64	73
Stock-based compensation expense	2,585	2,895
Deferred income taxes	(789)	4,141
Net distributions from equity investee	337	186
Asset impairment charges	510	-
Loss (gain) on disposal of dealerships and property and equipment	(39)	(148)
Loss (gain) on exit of leased dealerships	614	(409)
(Gain) loss on retirement of debt	14,607	-
Changes in assets and liabilities that relate to operations:
Receivables	132,679	101,436
Inventories	(29,900)	5,849
Other assets	(16,708)	44,433
Notes payable - floor plan - trade	(36,634)	(82,055)
Trade accounts payable and other liabilities	(9,628)	(6,403)
Total adjustments	80,016	89,391
Net cash provided by (used in) operating activities	79,475	104,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(75,686)	(41,382)
Proceeds from sales of property and equipment	170	769
Net cash provided by (used in) investing activities	(75,516)	(40,613)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(43,699)	(16,440)
Borrowings on revolving credit facilities	11,513	76,777
Repayments on revolving credit facilities	(11,513)	(77,290)
Proceeds from issuance of long-term debt	269,855	33,755
Debt issuance costs	(4,222)	(152)
Principal payments and repurchase of long-term debt	(5,289)	(4,623)
Repurchase of debt securities	(210,914)	-
Purchases of treasury stock	(3,996)	(74,415)
Income tax benefit (expense) associated with stock compensation plans	-	(377)
Issuance of shares under stock compensation plans	-	1
Dividends paid	(2,237)	(1,873)
Net cash provided by (used in) financing activities	(502)	(64,637)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,457	(1,235)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,108	3,625
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,565	$2,390

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow interest rate swap agreements (net of tax expense of $799
and benefit of $1,853 in the three months ended March 31, 2017 and 2016, respectively)	$1,303	$(3,025)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$23,295	$18,219
Income taxes	$103	$375

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three months ended March 31, 2017 and 2016, are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to amend the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this ASU must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This ASU is effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. Sonic plans to adopt this ASU effective January 1, 2018 and anticipates adopting a full retrospective transition approach. While management is still evaluating the specific financial statement impact and quantitative and qualitative disclosure impact of the provisions of this ASU, based on preliminary analysis, management expects similar performance obligations to result under this update as compared with deliverables and separate units of accounting currently identified. As a result, management expects the amounts and timing of revenue recognition to generally remain the same.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that leases are classified as either finance or operating leases, a right-of-use asset and lease liability is recognized in the statement of financial position, and repayments are classified within operating activities in the statement of cash flows. The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). Sonic plans to adopt this ASU effective January 1, 2019. While management is still evaluating the impact of adopting the provisions of this ASU, management expects that upon adoption of this ASU, the presentation of certain items in Sonic’s consolidated financial position, cash flows and other disclosures will be materially impacted, primarily due to the recognition of a right-of-use asset and an associated liability and a change in the timing and classification of certain items in Sonic’s results of operations as a result of the derecognition of the lease liability.

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (early adoption is permitted). Sonic adopted this ASU effective January 1, 2017. Upon adoption of this ASU, interim period and annual period income tax expense is affected by stock option exercises and restricted stock and restricted stock unit vesting activity, potentially creating volatility in Sonic’s effective income tax rate from period to period. See the heading “Income Tax Expense” below for further discussion of the impact of the adoption of this ASU on Sonic’s effective income tax rate for the three months ended March 31, 2017.

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

Principles of Consolidation – All of Sonic’s subsidiaries are wholly owned and consolidated in the accompanying condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations that remain subject to a current lease agreement. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease, or situations where a store is closed as a result of the associated franchise being terminated by Sonic or the manufacturer and no other operations continue on the leased property. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2016	$9,790
Lease exit expense (1)	614
Payments (2)	(1,189)
Other (3)	(885)
Balance at March 31, 2017	$8,330

(1)	Expense of approximately $0.6 million is recorded in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.
(2)

Amount is recorded as an offset to rent expense, with approximately $0.2 million recorded in selling, general and administrative expenses and approximately $1.0 million recorded in income (loss) from discontinued operations before taxes, in the accompanying condensed consolidated statements of income.

(3)	Amount represents the cash settlement of accruals related to certain deferred maintenance costs and other liabilities related to lease termination.

Income Tax Expense – The overall effective tax rate from continuing operations was 113.3% and 38.8% for the three months ended March 31, 2017 and 2016, respectively. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. The effective tax rate for the three months ended March 31, 2017 was impacted by lower levels of income from continuing operations before taxes and the effect of a discrete charge related to uncertain tax positions in the three months ended March 31, 2017, offset partially by a discrete benefit related to the adoption of ASU 2016-09. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

2. Business Acquisitions and Dispositions

Sonic did not acquire or dispose of any franchises during the three months ended March 31, 2017 and 2016.

Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income (loss) from operations	$(1,165)	$(194)
Lease exit accrual adjustments and charges	297	455
Pre-tax income (loss)	$(868)	$261
Total revenues	$-	$-

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income (loss) from operations	$(27)	$(31)
Gain (loss) on disposal	(24)	(48)
Pre-tax income (loss)	$(51)	$(79)
Total revenues	$-	$14

3. Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
New vehicles	$1,122,919	$1,088,814
Used vehicles	280,113	282,288
Service loaners	130,436	128,821
Parts, accessories and other	67,134	70,778
Net inventories	$1,600,602	$1,570,701

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Land	$335,407	$306,457
Building and improvements	805,927	777,766
Software and computer equipment	132,874	128,366
Parts and service equipment	98,499	93,901
Office equipment and fixtures	88,894	86,216
Company vehicles	9,377	9,107
Construction in progress	66,793	62,982
Total, at cost	1,537,771	1,464,795
Less accumulated depreciation	(470,824)	(450,184)
Subtotal	1,066,947	1,014,611
Less assets held for sale (1)	(4,231)	(4,231)
Property and equipment, net	$1,062,716	$1,010,380

(1)Classified in other current assets in the accompanying condensed consolidated balance sheets.

In the three months ended March 31, 2017 and 2016, capital expenditures were approximately $75.7 million and $41.4 million, respectively. Capital expenditures for the three months ended March 31, 2017 and 2016 were primarily related to real estate acquisitions, construction of new dealerships and EchoPark stores, building improvements and equipment purchased for use in Sonic’s dealerships and EchoPark stores. Assets held for sale as of March 31, 2017 consists of vacant land that Sonic expects to dispose of in the next twelve months.

Impairment charges for the three months ended March 31, 2017 were approximately $0.5 million, which include the write-off of capitalized costs associated with abandonment of certain construction projects. There were no impairment charges for the three months ended March 31, 2016.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

The carrying amount of goodwill was approximately $472.4 million as of March 31, 2017 and December 31, 2016. The carrying amount of goodwill is net of accumulated impairment losses of approximately $796.7 million as of March 31, 2017 and December 31, 2016. The carrying amount of franchise assets was approximately $74.9 million as of March 31, 2017 and December 31, 2016.

At December 31, 2016, Sonic had approximately $5.3 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2017 was approximately $5.2 million. Both franchise assets and favorable lease agreement assets are included in other intangible assets, net in the accompanying condensed consolidated balance sheets.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
2016 Revolving Credit Facility (1)	$-	$-
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	-	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	-
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	183,045	176,369
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.80 percentage points above one-month or three-month LIBOR	235,317	227,342
Net debt discount and premium (2)	(93)	(1,258)
Debt issuance costs	(14,353)	(13,328)
Other	4,195	4,280
Total debt	$947,384	$882,678
Less current maturities	(50,032)	(43,003)
Long-term debt	$897,352	$839,675

(1)	The interest rate on the 2016 Revolving Credit Facility (as defined below) was 200 basis points and 225 basis points above LIBOR at March 31, 2017 and December 31, 2016, respectively.
(2)

March 31, 2017 includes a $0.1 million discount associated with mortgage notes payable. December 31, 2016 includes a $1.1 million discount associated with the 7.0% Notes and a $0.2 million discount associated with mortgage notes payable.

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

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at Sonic’s option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of March 31, 2017, the 2016 Revolving Borrowing Base was approximately $204.8 million. As of March 31, 2017, Sonic had no outstanding borrowings and approximately $17.3 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of $187.5 million under the 2016 Revolving Credit Facility.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.0% Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of unsecured senior subordinated 7.0% Notes which were scheduled to mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. Interest on the 7.0% Notes was payable semi-annually in arrears on January 15 and July 15 of each year.

On March 27, 2017, Sonic repurchased all of the outstanding 7.0% Notes using net proceeds from the issuance of the 6.125% Notes. Sonic paid approximately $213.7 million in cash, including an early redemption premium and accrued and unpaid interest, to extinguish the 7.0% Notes and recognized a loss of approximately $14.6 million on the repurchase of the 7.0% Notes, recorded in other income (expense), net in the accompanying condensed consolidated statements of income.

5.0% Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. On September 30, 2016, Sonic repurchased approximately $10.7 million of its outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto. See Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

6.125% Notes

On March 10, 2017, Sonic issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Notes during the three months ended March 31, 2017. Remaining proceeds from the issuance of the 6.125% Notes will be used for general corporate purposes. The 6.125% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Sonic may redeem the 6.125% Notes, in whole or in part, at any time on or after March 15, 2022 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on March 15, 2022	103.063%
Beginning on March 15, 2023	102.042%
Beginning on March 15, 2024	101.021%
Beginning on March 15, 2025 and thereafter	100.000%

Before March 15, 2022, Sonic may redeem all or a part of the 6.125% Notes at a redemption price equal to 100% of the principal amount of the 6.125% Notes redeemed plus the Applicable Premium (as defined in the indenture governing the 6.125% Notes) and any accrued and unpaid interest as of the redemption date. In addition, on or before March 15, 2020, Sonic may redeem up to 35% of the aggregate principal amount of the 6.125% Notes at 106.125% of the par value of the 6.125% Notes, plus accrued and unpaid interest, if any, with proceeds from certain equity offerings. The indenture governing the 6.125% Notes also provides that holders of the 6.125% Notes may require Sonic to repurchase the 6.125% Notes at 101% of the par value of the 6.125% Notes, plus accrued and unpaid interest, if any, if Sonic undergoes a change of control, as defined in the indenture governing the 6.125% Notes.

The indenture governing the 6.125% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B common stock in excess of $0.12 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B common stock if Sonic complies with the terms of the indenture governing the 6.125% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of March 31, 2017.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic’s obligations under the 6.125% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 6.125% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of Sonic’s covenants under the 6.125% Notes; and (3) certain defaults under other agreements under which Sonic or its subsidiaries have outstanding indebtedness in excess of $50.0 million.

Mortgage Notes

During the three months ended March 31, 2017, Sonic obtained approximately $19.9 million in mortgage financing related to four of its dealership properties. As of March 31, 2017, the weighted average interest rate was 3.95% and the total outstanding principal balance was approximately $418.4 million, related to approximately 50% of Sonic’s operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates for these mortgage notes range between 2017 and 2033.

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

Sonic was in compliance with the covenants under the 2016 Credit Facilities as of March 31, 2017. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.75
March 31, 2017 actual	1.17	1.90	4.25

The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.

After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of March 31, 2017, Sonic had at least $126.6 million of its net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants as of March 31, 2017.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2017, the ratio was 3.96 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at March 31, 2017 was a net liability of approximately $1.5 million, with $2.8 million included in other accrued liabilities and $1.6 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by an asset of approximately $0.2 million and $2.7 million included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. The fair value of these swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with $4.1 million included in other accrued liabilities and $2.4 million included in other long-term liabilities in the

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accompanying condensed consolidated balance sheets, offset partially by an asset of approximately $2.8 million included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.2		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.1		4.655%	one-month LIBOR	December 10, 2017
$6.5	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$5.9	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$50.0		1.320%	one-month LIBOR	July 1, 2017
$250.0	(3)	1.887%	one-month LIBOR	June 30, 2018
$25.0		2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0		1.303%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(5)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(5)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(6)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(6)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(4)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 0.983% at March 31, 2017.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of this forward-starting swap is July 3, 2017.
(4)	The effective date of these forward-starting swaps is July 1, 2017.
(5)	The effective date of these forward-starting swaps is July 2, 2018.
(6)	The effective date of these forward-starting swaps is July 1, 2019.

For the interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net in the accompanying condensed consolidated statements of income. For the three months ended March 31, 2017 and 2016, these items were an expense of approximately $0.1 million.

For the interest rate swaps that qualify as cash flow hedges, the changes in the fair value of these swaps are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $1.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $1.6 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following tables illustrate the dilutive effect of such items on earnings per share for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
(In thousands, except per share amounts)

Earnings (loss) and shares	44,791	$(20)		$(521)		$(541)
Effect of participating securities:
Non-vested restricted stock		-		-		-
Basic earnings (loss) and shares	44,791	$(20)	$-	$(521)	$(0.01)	$(541)	$(0.01)
Effect of dilutive securities:
Stock compensation plans	-
Diluted earnings (loss) and shares	44,791	$(20)	$-	$(521)	$(0.01)	$(541)	$(0.01)

	Three Months Ended March 31, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	46,950	$14,464		$160		$14,624
Effect of participating securities:
Non-vested restricted stock		(6)		-		(6)
Basic earnings (loss) and shares	46,950	$14,458	$0.31	$160	$-	$14,618	$0.31
Effect of dilutive securities:
Stock compensation plans	172
Diluted earnings (loss) and shares	47,122	$14,458	$0.31	$160	$-	$14,618	$0.31

In addition to the stock options included in the tables above, options to purchase approximately 0.1 million and 0.4 million shares of Sonic’s Class A common stock were outstanding at March 31, 2017 and 2016, respectively, but were not included in the computation of diluted earnings (loss) per share because the options were not dilutive.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in other accrued liabilities and other long-term liabilities at March 31, 2017 was approximately $2.5 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2016 was approximately $0.3 million and $0.2 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event the sublessees do not perform their obligations, Sonic remains liable for the lease payments. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $0.5 million at March 31, 2017 and December 31, 2016. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2017.

Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both March 31, 2017 and December 31, 2016.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2017	December 31, 2016
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$32,024	$31,475
Cash flow swaps designated as hedges (2)	2,928	2,772
Total assets	$34,952	$34,247

Liabilities:
Cash flow swaps designated as hedges (3)	$4,189	$6,135
Cash flow swaps not designated as hedges (4)	200	346
Deferred compensation plan (5)	15,808	14,824
Total liabilities	$20,197	$21,305

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
(2)

As of March 31, 2017, approximately $0.2 million and $2.7 million were included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2016, approximately $2.8 million was included in other assets in the accompanying condensed consolidated balance sheets.

(3)

As of March 31, 2017, approximately $2.6 million and $1.6 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2016, approximately $3.7 million and $2.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)

As of March 31, 2017, approximately $0.2 million was included in other accrued liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2016, approximately $0.3 million was included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

(5)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances in the three months ended March 31, 2017 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2017 has not changed since December 31, 2016. These assets will be evaluated as of the annual valuation assessment date of October 1, 2017 or as events or changes in circumstances require.

As of March 31, 2017 and December 31, 2016, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2017 and December 31, 2016, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$-	$-	$211,000	$198,871
5.0% Notes (1)	$281,318	$289,273	$284,934	$289,273
6.125% Notes (1)	$249,375	$250,000	$-	$-
Mortgage Notes (2)	$189,383	$183,045	$185,979	$176,369
Other (2)	$3,982	$4,196	$4,057	$4,280

(1)	As determined by market quotations as of March 31, 2017 and December 31, 2016, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2016	$(2,085)	$(177)	$(2,262)
Other comprehensive income (loss) before reclassifications (1)	549	-	549
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	754	-	754
Net current-period other comprehensive income (loss)	1,303	-	1,303
Balance at March 31, 2017	$(782)	$(177)	$(959)

(1)	Net of tax benefit of $337.
(2)	Net of tax expense of $462.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Segment Information

As of March 31, 2017, Sonic had two operating segments: Franchised Dealerships and EchoPark. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment revenues and segment income (loss) are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues:
Franchised Dealerships	$2,246,025	$2,210,586
EchoPark	41,797	24,040
Total consolidated revenues	$2,287,822	$2,234,626

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$33,470	$39,292
EchoPark	(5,408)	(3,423)
Total segment income (loss)	28,062	35,869
Interest expense, other, net	(13,409)	(12,339)
Other income (expense), net	(14,501)	104
Income (loss) from continuing operations before taxes	$152	$23,634

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

12. Subsequent Events

Subsequent to March 31, 2017, we incurred storm damage to vehicle inventory at a group of our stores in Alabama and Texas. Preliminary estimates of the loss not covered by insurance total approximately $5.0 million.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Sonic Automotive, Inc. condensed consolidated financial statements and related notes thereto included elsewhere in this report, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of March 31, 2017, we operated 116 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2017, we operated 104 franchised dealership stores and eight EchoPark stores.

As a result of the way we manage our business, we had two operating segments as of March 31, 2017: Franchised Dealerships and EchoPark. Our franchised dealerships provide comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. EchoPark provides the same services (excluding new vehicles sales and manufacturer warranty repairs) in unique stand-alone specialty retail locations. Our EchoPark business operates independently from our franchised new and used dealership sales operations and offers customers an exciting shopping and buying experience. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of March 31, 2017, we had five EchoPark stores in operation in Denver and we expect to open another store in Colorado in the first half of 2017. In addition, we are in the process of converting three existing stand-alone pre-owned stores in Florida to the EchoPark brand, which we anticipate completing in the second half of 2017. During the second quarter of 2016, we announced that we have begun the process of expanding EchoPark operations into additional markets in North Carolina, South Carolina and Texas with operations in these markets expected to begin in 2017 and 2018. We believe that our EchoPark business will provide long-term benefits to us, our stockholders and guests. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience” (“OSOE”). This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the OSOE initiative at our dealerships in Charlotte, North Carolina. During 2016, we introduced the technology component of the initiative to 14 additional stores in our Alabama, California and Tennessee markets, and, in the first quarter of 2017, we launched OSOE at our BMW dealership in Greenville, South Carolina. Additional market implementations will continue upon completion of migration activities and required market/brand specific technology modifications. We believe that our OSOE initiative will provide long-term benefits to us, our stockholders and guests. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this initiative.

Executive Summary

The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) increased 0.6%, to 17.2 million vehicles in the three months ended March 31, 2017, from 17.1 million vehicles in the three months ended March 31, 2016, according to Bloomberg Financial Markets, via Stephens Inc. For 2017, analysts’ average industry expectation for the new vehicle SAAR is approximately 17.4 million to 17.6 million vehicles. We estimate the 2017 new vehicle SAAR will be between 17.0 million and 17.5 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

stability of the automotive manufacturers could cause actual 2017 new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between retail and fleet new vehicle sales volume. Our current operational goal focuses on growing our retail new vehicle sales, as opposed to fleet new vehicle sales which is a minimal part of our business, and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail SAAR (which excludes fleet new vehicle sales). According to PIN from J.D. Power, retail SAAR was 13.6 million vehicles for the three months ended March 31, 2017, an increase of 1.5% from the prior year period.

Our significant exposure to the Houston market has created operational challenges in the past several quarters due to the downturn in the energy markets in that region. As a result, our Houston market has negatively impacted our overall new and used vehicle unit sales volume and gross profit across each of our business lines. While there are some signs that the energy market and Houston’s economy are beginning to rebound, we believe that the Houston market may continue to negatively impact our results until the market gains sustained positive momentum and returns to previous operating levels.

Our same store retail new vehicle revenue decreased 1.4% during the three months ended March 31, 2017, driven by a 2.0% decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit decreased 1.0% on lower retail new vehicle unit sales volume, partially offset by higher retail new vehicle gross profit per unit, which increased $20 per unit, or 1.0%, to $1,954 per unit. We believe gross profit per unit on retail new vehicles has benefited from a shift in mix to trucks and sport utility vehicles.

Our same store used vehicle unit revenue increased 2.8% during the three months ended March 31, 2017, driven by a 0.4% increase in used vehicle unit sales volume and a 2.4% increase in average selling price per unit as a result of a shift in brand and model sales mix. Used vehicle gross profit decreased 1.8%, driven by a decrease in used vehicle gross profit per unit of $30 per unit, or 2.2%, to $1,300 per unit. Our same store wholesale vehicle revenue increased approximately $0.9 million, or 2.0%, during the three months ended March 31, 2017, driven primarily by an increase in wholesale unit price per unit of $305, or 5.8%. As of March 31, 2017, we had approximately 600 “stop-sale” used vehicles in our inventory, which increased our used vehicle inventory days’ supply by approximately one day. We focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range in order to limit our exposure to market pricing volatility. Adjusted for “stop-sale” vehicles, our used vehicle inventory days’ supply was approximately 35 days as of March 31, 2017, down three days compared to March 31, 2016.

Our same store Fixed Operations revenue increased 1.0% during the three months ended March 31, 2017, driving a 1.1% increase in Fixed Operations gross profit, primarily due to an increase in same store internal, sublet and other gross profit on higher levels of used vehicle reconditioning and hail damage repairs. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not as closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of manufacturer recall and warranty activity could negatively impact our Fixed Operations results in the future.

Our same store F&I revenue was flat during the three months ended March 31, 2017, driven by a 0.8% decrease in combined retail new and used vehicle unit sales volume, partially offset by an increase of 0.8% in F&I gross profit per retail unit, which increased $11 per unit to $1,370 per unit. We believe that our proprietary software applications, playbook processes and customer-centric selling approach continued to drive increases in gross profit per F&I contract. We believe we will continue to improve in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our dealerships and EchoPark stores.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three months ended March 31, 2017 and 2016:

	Percentage of New Vehicle Revenue
	Three Months Ended March 31,
Brand	2017	2016
Luxury:
BMW	19.5%	20.7%
Mercedes	10.6%	10.1%
Lexus	5.5%	5.9%
Audi	4.9%	4.8%
Land Rover	3.7%	4.0%
Cadillac	2.9%	3.3%
Porsche	2.3%	1.9%
MINI	1.3%	1.7%
Other luxury (1)	2.8%	2.5%
Total Luxury	53.5%	54.9%
Mid-line Import:
Honda	18.9%	17.3%
Toyota	12.0%	11.6%
Volkswagen	1.6%	1.4%
Hyundai	1.5%	1.2%
Other imports (2)	1.5%	1.7%
Total Mid-line Import	35.5%	33.2%
Domestic:
Ford	6.5%	6.5%
General Motors (3)	4.5%	5.4%
Total Domestic	11.0%	11.9%

Total	100.0%	100.0%

(1)	Includes Volvo, Acura, Infiniti and Jaguar.
(2)	Includes Nissan, Kia, Scion and Subaru.

(3)Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three months ended March 31, 2017 are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both franchised dealerships and EchoPark) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Vehicles

The automobile retail industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The total and retail SAAR below reflect all brands marketed or sold in the United States. The total and retail SAAR include brands we do not sell and markets in which we do not operate, therefore, our new vehicle sales may not trend directly in line with the total and retail SAAR. We believe that retail SAAR is a more meaningful metric for comparing our new vehicle sales volume to the industry due to our minimal fleet vehicle business.

	Three Months Ended March 31,
(In millions of vehicles)	2017	2016	% Change
Retail SAAR (1)	13.6	13.4	1.5%
Fleet SAAR	3.6	3.7	(2.7%)
Total SAAR (2)	17.2	17.1	0.6%

(1)	Source: PIN from J.D. Power
(2)	Source: Bloomberg Financial Markets, via Stephens Inc.

The following table provides a reconciliation of same store basis and reported basis for total new vehicles (retail and fleet sales):

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,158,115	$1,164,570	$(6,455)	(0.6%)
Acquisitions and dispositions	13,817	-	13,817	100.0%
Total as reported	$1,171,932	$1,164,570	$7,362	0.6%

Total new vehicle gross profit:
Same store	$57,558	$58,375	$(817)	(1.4%)
Acquisitions and dispositions	720	49	671	1369.4%
Total as reported	$58,278	$58,424	$(146)	(0.2%)

Total new vehicle units:
Same store	30,188	30,605	(417)	(1.4%)
Acquisitions and dispositions	307	-	307	100.0%
Total as reported	30,495	30,605	(110)	(0.4%)

Our reported new vehicle results (including fleet) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$1,171,932	$1,164,570	$7,362	0.6%
Gross profit	$58,278	$58,424	$(146)	(0.2%)
Unit sales	30,495	30,605	(110)	(0.4%)
Revenue per unit	$38,430	$38,052	$378	1.0%
Gross profit per unit	$1,911	$1,909	$2	0.1%
Gross profit as a % of revenue	5.0%	5.0%	0	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store new vehicle results (including fleet) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$1,158,115	$1,164,570	$(6,455)	(0.6%)
Gross profit	$57,558	$58,375	$(817)	(1.4%)
Unit sales	30,188	30,605	(417)	(1.4%)
Revenue per unit	$38,363	$38,052	$311	0.8%
Gross profit per unit	$1,907	$1,907	$-	0.0%
Gross profit as a % of revenue	5.0%	5.0%	0	bps

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Excluding fleet sales, our retail new vehicle revenue decreased 1.4% and our retail new vehicle unit sales volume decreased 2.0%, driven primarily by decreases in retail new vehicle unit sales volume at our General Motors (excluding Cadillac), BMW and Ford dealerships, offset partially by an increase in retail new vehicle unit sales volume at our Honda dealerships. Excluding fleet sales, our retail new vehicle gross profit decreased approximately $0.6 million, or 1.0%, primarily driven by decreases in retail new vehicle gross profit at our Lexus, Toyota and General Motors (excluding Cadillac) dealerships, offset partially by increases in retail new vehicle gross profit at our BMW, Honda and Ford dealerships. Our gross profit per retail new vehicle unit increased $20 per unit, or 1.0%, primarily driven by increases in gross profit per retail new vehicle unit at our BMW, Honda and Ford dealerships, offset partially by decreases in gross profit per retail new vehicle unit at our Lexus, Toyota and General Motors (excluding Cadillac) dealerships.

Our Houston market continued to weigh on our retail new vehicle results, experiencing an 8.2% decrease in retail new vehicle unit sales volume and suppressing the overall increase in gross profit per retail new vehicle unit by $18 per unit.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a reconciliation of same store basis and reported basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$615,391	$598,355	$17,036	2.8%
Acquisitions and dispositions	19,083	-	19,083	100.0%
Total as reported	$634,474	$598,355	$36,119	6.0%

Total used vehicle gross profit:
Same store	$38,286	$38,992	$(706)	(1.8%)
Acquisitions and dispositions	2,547	1,539	1,008	65.5%
Total as reported	$40,833	$40,531	$302	0.7%

Total used vehicle units:
Same store	29,458	29,333	125	0.4%
Acquisitions and dispositions	914	-	914	100.0%
Total as reported	30,372	29,333	1,039	3.5%

Our reported used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$634,474	$598,355	$36,119	6.0%
Gross profit	$40,833	$40,531	$302	0.7%
Unit sales	30,372	29,333	1,039	3.5%
Revenue per unit	$20,890	$20,399	$491	2.4%
Gross profit per unit	$1,344	$1,382	$(38)	(2.7%)
Gross profit as a % of revenue	6.4%	6.8%	(40)	bps

Our same store used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$615,391	$598,355	$17,036	2.8%
Gross profit	$38,286	$38,992	$(706)	(1.8%)
Unit sales	29,458	29,333	125	0.4%
Revenue per unit	$20,890	$20,399	$491	2.4%
Gross profit per unit	$1,300	$1,329	$(29)	(2.2%)
Gross profit as a % of revenue	6.2%	6.5%	(30)	bps

During the three months ended March 31, 2017, manufacturer “stop-sale” instructions for safety recalls on certain models increased our inventory on-hand by approximately 600 vehicles at March 31, 2017 or approximately one day supply of used vehicles.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the factors discussed below, incremental used vehicle unit sales volume in the three months ended March 31, 2017 contributed to additional Fixed Operations gross profit (via reconditioning) and F&I gross profit as discussed under the headings “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” below.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Used vehicle revenue increased 2.8%, driven primarily by a 0.4% increase in used vehicle unit sales volume and a 2.4% increase in average selling price per unit as a result of a shift in brand and model sales mix. The increase in used vehicle unit sales volume was primarily driven by increases in used vehicle unit sales volume at our BMW and MINI dealerships and EchoPark stores, offset partially by decreases in used vehicle unit sales volume at our Ford and General Motors (excluding Cadillac) dealerships. Used vehicle gross profit decreased approximately $0.7 million, or 1.8%, driven primarily by an 11.6% decrease in used vehicle unit sales volume in the Houston market. Used vehicle gross profit per unit decreased $29 per unit, or 2.2%, driven primarily by a $23 per unit decrease in used vehicle gross profit per unit in the Houston market.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with retail new and used vehicle sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

The following table provides a reconciliation of same store basis and reported basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$45,260	$44,353	$907	2.0%
Acquisitions and dispositions	1,050	21	1,029	4900.0%
Total as reported	$46,310	$44,374	$1,936	4.4%

Total wholesale vehicle gross profit (loss):
Same store	$(1,085)	$(1,076)	$(9)	(0.8%)
Acquisitions and dispositions	(87)	(2)	(85)	(4250.0%)
Total as reported	$(1,172)	$(1,078)	$(94)	(8.7%)

Total wholesale vehicle units:
Same store	8,120	8,418	(298)	(3.5%)
Acquisitions and dispositions	187	5	182	3640.0%
Total as reported	8,307	8,423	(116)	(1.4%)

Our reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$46,310	$44,374	$1,936	4.4%
Gross profit (loss)	$(1,172)	$(1,078)	$(94)	(8.7%)
Unit sales	8,307	8,423	(116)	(1.4%)
Revenue per unit	$5,575	$5,268	$307	5.8%
Gross profit (loss) per unit	$(141)	$(128)	$(13)	(10.2%)
Gross profit (loss) as a % of revenue	(2.5%)	(2.4%)	(10)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$45,260	$44,353	$907	2.0%
Gross profit (loss)	$(1,085)	$(1,076)	$(9)	(0.8%)
Unit sales	8,120	8,418	(298)	(3.5%)
Revenue per unit	$5,574	$5,269	$305	5.8%
Gross profit (loss) per unit	$(134)	$(128)	$(6)	(4.7%)
Gross profit (loss) as a % of revenue	(2.4%)	(2.4%)	0	bps

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Wholesale vehicle revenue increased, while wholesale gross loss was flat on lower wholesale unit sales volume, offset partially by higher average auction prices. Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.

Wholesale unit sales volume as a percentage of total used vehicle unit sales volume (retail plus wholesale) decreased 70 basis points, as we continue to attempt to retail most vehicles before sending the vehicles to wholesale markets.

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

We believe that over time vehicle quality will improve but vehicle complexity and the associated demand for repairs at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term we have the ability to continue to add service capacity and increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future warranty related revenues.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a reconciliation of same store basis and reported basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$349,445	$346,054	$3,391	1.0%
Acquisitions and dispositions	2,598	-	2,598	100.0%
Total as reported	$352,043	$346,054	$5,989	1.7%

Total Fixed Operations gross profit:
Same store	$167,478	$165,649	$1,829	1.1%
Acquisitions and dispositions	1,866	351	1,515	431.6%
Total as reported	$169,344	$166,000	$3,344	2.0%

Our reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$138,134	$147,394	$(9,260)	(6.3%)
Warranty	69,919	57,559	12,360	21.5%
Wholesale parts	43,281	45,309	(2,028)	(4.5%)
Internal, sublet and other	100,709	95,792	4,917	5.1%
Total revenue	$352,043	$346,054	$5,989	1.7%
Gross profit
Customer pay	$73,440	$80,358	$(6,918)	(8.6%)
Warranty	38,670	31,326	7,344	23.4%
Wholesale parts	7,550	7,941	(391)	(4.9%)
Internal, sublet and other	49,684	46,375	3,309	7.1%
Total gross profit	$169,344	$166,000	$3,344	2.0%
Gross profit as a % of revenue
Customer pay	53.2%	54.5%	(130)	bps
Warranty	55.3%	54.4%	90	bps
Wholesale parts	17.4%	17.5%	(10)	bps
Internal, sublet and other	49.3%	48.4%	90	bps
Total gross profit as a % of revenue	48.1%	48.0%	10	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$137,419	$147,394	$(9,975)	(6.8%)
Warranty	69,589	57,559	12,030	20.9%
Wholesale parts	43,228	45,309	(2,081)	(4.6%)
Internal, sublet and other	99,209	95,792	3,417	3.6%
Total revenue	$349,445	$346,054	$3,391	1.0%
Gross profit
Customer pay	$73,089	$80,358	$(7,269)	(9.0%)
Warranty	38,439	31,282	7,157	22.9%
Wholesale parts	7,537	7,941	(404)	(5.1%)
Internal, sublet and other	48,413	46,068	2,345	5.1%
Total gross profit	$167,478	$165,649	$1,829	1.1%
Gross profit as a % of revenue
Customer pay	53.2%	54.5%	(130)	bps
Warranty	55.2%	54.3%	90	bps
Wholesale parts	17.4%	17.5%	(10)	bps
Internal, sublet and other	48.8%	48.1%	70	bps
Total gross profit as a % of revenue	47.9%	47.9%	0	bps

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our Fixed Operations revenue increased approximately $3.4 million, or 1.0%, driven primarily by our BMW and Honda dealerships, while our Fixed Operations gross profit increased approximately $1.8 million, or 1.1%, driven by our Honda and BMW dealerships. Internal, sublet and other gross profit increased approximately $2.3 million, or 5.1%, on higher levels of used vehicle reconditioning and hail damage repairs.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a reconciliation of same store basis and reported basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$80,860	$80,852	$8	0.0%
Acquisitions and dispositions	2,203	421	1,782	423.3%
Total as reported	$83,063	$81,273	$1,790	2.2%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,370	$1,359	$11	0.8%
Total as reported	$1,379	$1,366	$13	1.0%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

F&I revenues and gross profit were flat primarily due to a decrease in total combined retail new and used vehicle unit sales volume, offset partially by an increase in F&I gross profit per retail unit of $11 per unit, or 0.8%, to $1,370 per unit.

Finance contract revenue decreased 6.7%, primarily due to a 180 basis point decrease in the combined new and used vehicle finance contract penetration rate and a 3.7% decrease in gross profit per finance contract. Finance contract revenue may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 6.4% due primarily to a 12.3% increase in gross profit per service contract, offset partially by a 160 basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 3.2%, driven primarily by an 8.3% increase in gross profit per aftermarket contract, offset partially by a 520 basis point decrease in the other aftermarket penetration rate. During the three months ended March 31, 2017, we began offering service and other aftermarket products from a new vendor, the transition to which disrupted our associates’ selling processes and led to lower penetration rates and gross profit than we would expect going forward. We anticipate that our service contract penetration rate will return to previous levels once the transition period is complete and our associates are more comfortable explaining the benefits provided to our guests by the new product offerings.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results

In the following table of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss).

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$2,246,025	$2,210,586	$35,439	1.6%
EchoPark	41,797	24,040	17,757	73.9%
Total consolidated revenues	$2,287,822	$2,234,626	$53,196	2.4%
Segment income (loss) (1):
Franchised Dealerships	$33,470	$39,292	$(5,822)	(14.8%)
EchoPark	(5,408)	(3,423)	(1,985)	(58.0%)
Total segment income (loss)	28,062	35,869	(7,807)	(21.8%)
Interest expense, other, net	(13,409)	(12,339)	(1,070)	(8.7%)
Other income (expense), net	(14,501)	104	(14,605)	(14043.3%)
Income (loss) from continuing operations before taxes	$152	$23,634	$(23,482)	(99.4%)

Retail new and used vehicle unit sales volume:
Franchised Dealerships	58,569	58,548	21	0.0%
EchoPark	1,673	941	732	77.8%
Total retail new and used vehicle unit sales volume	60,242	59,489	753	1.3%

Franchised Dealerships

See the previous headings “New Vehicles,” “Used Vehicles,” “Wholesale Vehicles,” “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” for further discussion of the operating results of our Franchised Dealerships and EchoPark segments. The previous tables and discussion include operating results for our EchoPark segment as the results for EchoPark are not individually material to the combined operating results.

EchoPark

We opened the first two EchoPark locations in November and December 2014, the third location in January 2015 and the fourth and fifth locations in June 2016. In addition, we are in the process of converting three existing stand-alone pre-owned stores in Florida to the EchoPark brand, which we anticipate completing in the second half of 2017. We expect to open an additional EchoPark store in Colorado in the first half of 2017, and we have begun the process of expanding EchoPark operations into additional markets in North Carolina, South Carolina and Texas with operations in certain of these markets expected to begin in 2017. Our EchoPark business operates independently from our previously existing new and used dealership sales operations and offers customers an exciting shopping and buying experience.

During the three months ended March 31, 2017, EchoPark generated approximately $41.8 million of revenue, up $17.8 million, or 73.9%, from the prior year period, and gross profit of approximately $4.7 million, up $1.4 million, or 43.6%, from the prior year period. EchoPark retail used vehicle unit sales volume was 1,673 units, up 732 units, or 77.8%, from the prior year period, and retail used vehicle gross profit per unit was $1,045 per unit, a decrease of $345 per unit, or 24.8%, from the prior year period, due primarily to higher costs of acquisition of inventory at auction as we ramped up inventory at our newest locations. EchoPark F&I gross profit per unit was $1,176 per unit, down $193 per unit, or 14.1%, from the prior year period, driven by lower F&I gross profit per unit at the stores opened in the last twelve months. We believe that as the operating runway at these stores grows, our training and playbook processes will enable our customer experience guides to more effectively provide F&I products to our customers and achieve targeted levels of F&I gross profit per unit. EchoPark incurred a $5.6 million operating loss during the three months ended March 31, 2017, compared to a $3.6 million operating loss in the prior year period, driven primarily by start-up costs associated with opening new stores and converting acquired stand-alone pre-owned stores to the EchoPark brand.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including certain customer-related costs (e.g. gasoline, service loaners), insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.

The following table sets forth information related to our reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$176,547	$169,041	$(7,506)	(4.4%)
Advertising	15,257	15,347	90	0.6%
Rent	18,487	18,720	233	1.2%
Other	81,943	81,267	(676)	(0.8%)
Total SG&A expenses	$292,234	$284,375	$(7,859)	(2.8%)

SG&A expenses as a % of gross profit:
Compensation	50.4%	49.0%	(140)	bps
Advertising	4.4%	4.4%	0	bps
Rent	5.3%	5.4%	10	bps
Other	23.3%	23.6%	30	bps
Total SG&A expenses as a % of gross profit	83.4%	82.4%	(100)	bps

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher compensation and employee benefit-related expenses, IT expenses, customer-related costs, offset partially by lower storm-related physical damage costs and a net benefit from legal settlements in the current period. Overall SG&A expenses as a percentage of gross profit increased 100 basis points. Compensation expense increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of employee benefit-related expenses and sales compensation expenses related to manufacturer-awarded open points and new EchoPark locations. Advertising expense decreased in dollar amount and was flat as percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business. Rent expense decreased both in dollar amount and as a percentage of gross profit due to the combined effects of our strategy to own more of our dealership properties, offset partially by higher rent expense for additional inventory storage locations. Other SG&A expenses increased in dollar amount and decreased as a percentage of gross profit due primarily to a decrease in storm-related physical damage costs and a net benefit from legal settlements in the current period, offset partially by higher customer-related costs and IT expenses.

On an adjusted basis, SG&A expenses as a percentage of gross profit was 83.1%, up 250 basis points from the prior year period. For the three months ended March 31, 2017, adjusted SG&A expenses exclude approximately $2.4 million of expense due to storm-related physical damage, offset partially by a net benefit of approximately $1.1 million related to legal settlements. For the three months ended March 31, 2016, adjusted SG&A expenses exclude approximately $6.0 million of expense due to storm-related physical damage.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment Charges

Impairment charges for the three months ended March 31, 2017 and 2016 were approximately $0.5 million and $0, respectively. Impairment charges for the three months ended March 31, 2017 include the write-off of costs associated with abandonment of certain construction projects.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $2.7 million, or 14.5%, during the three months ended March 31, 2017, due primarily to completed construction projects and purchases of fixed assets that were placed in service subsequent to March 31, 2016.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles increased approximately $1.6 million, or 26.4%, in the three months ended March 31, 2017. The average new vehicle floor plan notes payable balance decreased approximately $27.7 million in the three months ended March 31, 2017, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.1 million in the three months ended March 31, 2017. The average new vehicle floor plan interest rate was 2.20% in the three months ended March 31, 2017, compared to 1.71% in the three months ended March 31, 2016, resulting in an increase in new vehicle floor plan interest expense of approximately $1.7 million in the three months ended March 31, 2017.

Interest expense, floor plan for used vehicles increased approximately $0.4 million, or 75.5%, in the three months ended March 31, 2017. The average used vehicle floor plan notes payable balance increased approximately $14.9 million in the three months ended March 31, 2017, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million in the three months ended March 31, 2017. The average used vehicle floor plan interest rate was 2.68% in the three months ended March 31, 2017, compared to 1.71% in the three months ended March 31, 2016, resulting in an increase in used vehicle floor plan interest expense of approximately $0.3 million in the three months ended March 31, 2017.

Interest Expense, Other, Net

Interest expense, other, net is summarized in the schedule below:

	Three Months Ended March 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Stated/coupon interest	$12,108	$10,969	$(1,139)	(10.4%)
Discount/premium amortization	28	40	12	30.0%
Deferred loan cost amortization	605	622	17	2.7%
Cash flow swap interest	1,015	1,190	175	14.7%
Capitalized interest	(459)	(636)	(177)	(27.8%)
Other interest	112	154	42	27.3%
Total interest expense, other, net	$13,409	$12,339	$(1,070)	(8.7%)

Interest expense, other, net increased approximately $1.1 million during the three months ended March 31, 2017, primarily due to higher stated/coupon interest related to approximately $0.7 million of double-carry interest for the period during which the 7.0% Notes and the 6.125% Notes were both outstanding, additional mortgage notes payable balances and lower levels of interest capitalized in conjunction with construction projects, offset partially by a decrease in cash flow swap interest payments.

Other Income (Expense)

Other expense, net increased approximately $14.6 million during the three months ended March 31, 2017, due to a charge of approximately $14.6 million related to the extinguishment of the 7.0% Notes in the three months ended March 31, 2017.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The overall effective tax rate from continuing operations was 113.3% and 38.8% for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. The effective tax rate for the three months ended March 31, 2017 was impacted by lower levels of income from continuing operations before taxes and the effect of a discrete charge related to uncertain tax positions in the three months ended March 31, 2017, offset partially by a discrete benefit related to the adoption of ASU 2016-09. We expect the effective tax rate to return to historical norms in 2017, and in future periods, and to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income (loss) from operations	$(1,165)	$(194)
Lease exit accrual adjustments and charges	297	455
Pre-tax income (loss)	$(868)	$261
Total revenues	$-	$-

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. There are no restrictions under our borrowing arrangements on retained earnings or net income. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

We had the following liquidity resources available as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$6,565	$3,108
Availability under our revolving credit facility	187,525	207,053
Availability under our new and used vehicle floor plan facilities	70,608	46,423
Floor plan deposit balance	23,000	10,000
Total available liquidity resources	$287,698	$266,584

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $23.0 million and $10.0 million as of March 31, 2017 and December 31, 2016, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our combined new and used vehicle floor plan facilities was 2.25% in the three months ended March 31, 2017, and 1.71% in the three months ended March 31, 2016.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.9 million in floor plan assistance in the three months ended March 31, 2017, and approximately $10.5 million in the three months ended March 31, 2016. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $9.9 million in the three months ended March 31, 2017, and approximately $10.1 million in the three months ended March 31, 2016. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

On March 10, 2017, we issued $250.0 million in aggregate principal amount of 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. We used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Notes during the three months ended March 31, 2017. Remaining proceeds from the issuance of the 6.125% Notes will be used for general corporate purposes. The 6.125% Notes are our unsecured senior subordinated obligations and are guaranteed by our domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new dealerships, EchoPark stores and collision repair centers, building improvements and equipment purchased for use in our dealerships and EchoPark stores. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages or, alternatively, through our credit facilities. We also fund these projects through cash flows from operations.

Capital expenditures in the three months ended March 31, 2017 were approximately $75.7 million. Of this amount, $28.4 million was related to facility construction projects and $35.4 million was related to real estate acquisitions, while fixed assets utilized in our dealership operations accounted for the remaining $11.9 million of capital expenditures.

Of the capital expenditures in the three months ended March 31, 2017, approximately $19.9 million was funded through mortgage financing and approximately $55.8 million was funded through cash from operations and use of our credit facilities.  As of March 31, 2017, commitments for facility construction projects totaled approximately $45.9 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2017, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. During the three months ended March 31, 2017, we repurchased approximately 0.2 million shares of our Class A common stock for approximately $4.0 million in connection with tax withholdings on the vesting of equity compensation awards. As of March 31, 2017, our total remaining repurchase authorization was approximately $141.0 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists.

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

Dividends

During the three months ended March 31, 2017, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of March 15, 2017 to be paid on April 14, 2017. Subsequent to March 31, 2017, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2017 to be paid on July 14, 2017. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 6.125% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of restrictions on the payment of dividends.

Cash Flows

Net cash provided by operating activities in the three months ended March 31, 2017 was approximately $79.5 million. This provision of cash was comprised primarily of cash inflows related to a decrease in receivables, offset partially by increases in inventories and other assets and a decrease in notes payable – floor plan – trade. In the three months ended March 31, 2016, net cash provided by operating activities was approximately $104.0 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables and other assets, offset partially by a decrease in notes payable – floor plan – trade.

Net cash used in investing activities in the three months ended March 31, 2017 was approximately $75.5 million. This use of cash was comprised primarily of purchases of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2016 was approximately $40.6 million. This use of cash was comprised primarily of purchases of land, property and equipment.

Net cash used in financing activities in the three months ended March 31, 2017 was approximately $0.5 million. This use of cash was comprised primarily of a decrease in notes payable – floor plan – non-trade, payments on long-term debt and repurchase of debt securities, offset partially by proceeds from issuance of long-term debt. Net cash used in financing activities in the three months ended March 31, 2016 was approximately $64.6 million. This use of cash was comprised primarily of cash outflows related to purchases of treasury stock and a decrease in notes payable – floor plan – non-trade, offset partially by proceeds from issuance of mortgage-related long-term debt.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $80.3 million and $98.5 million in the three months ended March 31, 2017 and 2016, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $35.8 million and $87.6 million in the three months ended March 31, 2017 and 2016, respectively.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” to the accompanying condensed consolidated financial statements. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

Future Liquidity Outlook

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof) and our 2016 Credit Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

Off-Balance Sheet Arrangements

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2016 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate swaps (see below), was approximately $1.2 billion at March 31, 2017. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.0 million in the three months ended March 31, 2017. Of the total change in interest expense, approximately $2.5 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2017 due to the leases containing LIBOR floors which were above the LIBOR rate during the three months ended March 31, 2017.

We also have interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at March 31, 2017 was a net liability of approximately $1.5 million, with $2.8 million included in other accrued liabilities and $1.6 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by an asset of approximately $0.2 million and $2.7 million included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. The fair value of these swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with $4.1 million included in other accrued liabilities and $2.4 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by an asset of approximately $2.8 million included in other current assets and other assets in the accompanying condensed consolidated balance sheets.  Under the terms of these cash flow swaps, we will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.2		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.1		4.655%	one-month LIBOR	December 10, 2017
$6.5	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$5.9	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$100.0		2.065%	one-month LIBOR	June 30, 2017
$100.0		2.015%	one-month LIBOR	June 30, 2017
$50.0		1.320%	one-month LIBOR	July 1, 2017
$250.0	(3)	1.887%	one-month LIBOR	June 30, 2018
$25.0		2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0		1.303%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(5)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(5)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(6)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(6)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(4)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 0.983% at March 31, 2017.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of this forward-starting swap is July 3, 2017.
(4)	The effective date of these forward-starting swaps is July 1, 2017.
(5)	The effective date of these forward-starting swaps is July 2, 2018.
(6)	The effective date of these forward-starting swaps is July 1, 2019.

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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities and other long-term liabilities at March 31, 2017 was approximately $2.5 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings.

SONIC AUTOMOTIVE, INC.

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended March 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

January 2017	1	$22.90	1	$45,007
February 2017	115	$24.37	115	$142,280
March 2017	62	$20.05	62	$141,036
Total	178		178

(1)

On February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our share repurchase program that we previously announced on January 20, 2016. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
January 2016 authorization	$100,000
February 2017 authorization	100,000
Total active program repurchases prior to March 31, 2017	(58,964)
Current remaining availability as of March 31, 2017	$141,036

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 6. Exhibits.

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated August 7, 1997.

3.2*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock, dated March 20, 1998.

3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated June 16, 1999.

3.4*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated April 18, 2017.

4.1

Registration Rights Agreement, dated as of March 10, 2017, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 14,

2017 (File No. 001-13395)).

4.2

Indenture, dated as of March 10, 2017, by and among Sonic Automotive, Inc., the guarantors named therein and U.S.

Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

4.3	Form of 6.125% Senior Subordinated Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

10.1

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of April 18, 2017 (incorporated by reference to Appendix B to the Definitive Proxy Statement on

Schedule 14A filed March 6, 2017 (File No. 001-13395)). (1)

10.2*	Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Restricted Stock Award Agreement. (1)

10.3*	Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement. (1)

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed herewith.

**Furnished herewith.

(1)Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: April 27, 2017	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: April 27, 2017	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer

SONIC AUTOMOTIVE, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated August 7, 1997.

3.2*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock, dated March 20, 1998.

3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated June 16, 1999.

3.4*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated April 18, 2017.

4.1

forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 14,

2017 (File No. 001-13395)).

4.2	Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

4.3	Form of 6.125% Senior Subordinated Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

10.1

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of April 18, 2017 (incorporated by reference to Appendix B to the Definitive Proxy Statement on

Schedule 14A filed March 6, 2017 (File No. 001-13395)). (1)

10.2*	Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Restricted Stock Award Agreement. (1)

10.3*	Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement. (1)

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

(1)Indicates a management contract or compensatory plan or arrangement.