Form 10-Q
period 2017-06-30
SONIC AUTOMOTIVE INC
filed 2017-07-28
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 25, 2017, there were 31,832,131 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

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

•	our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or complete additional acquisitions;
•	adverse resolution of one or more significant legal proceedings against us or our franchised dealerships or EchoPark stores;
•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;
•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;
•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;
•	our ability to successfully integrate potential future acquisitions; and
•	the rate and timing of overall economic recovery or decline.

These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars and shares in thousands, except per share amounts)

Revenues:
New vehicles	$1,275,069	$1,286,464	$2,447,001	$2,451,034
Used vehicles	641,891	622,186	1,276,364	1,220,540
Wholesale vehicles	40,765	38,245	87,076	82,620
Total vehicles	1,957,725	1,946,895	3,810,441	3,754,194
Parts, service and collision repair	361,113	351,329	713,156	697,384
Finance, insurance and other, net	86,908	84,088	169,971	165,361
Total revenues	2,405,746	2,382,312	4,693,568	4,616,939
Cost of Sales:
New vehicles	(1,212,547)	(1,220,598)	(2,326,201)	(2,326,744)
Used vehicles	(601,856)	(585,217)	(1,195,497)	(1,143,041)
Wholesale vehicles	(42,682)	(40,084)	(90,163)	(85,537)
Total vehicles	(1,857,085)	(1,845,899)	(3,611,861)	(3,555,322)
Parts, service and collision repair	(188,043)	(183,108)	(370,742)	(363,162)
Total cost of sales	(2,045,128)	(2,029,007)	(3,982,603)	(3,918,484)
Gross profit	360,618	353,305	710,965	698,455
Selling, general and administrative expenses	(293,931)	(277,204)	(586,165)	(561,580)
Impairment charges	(2,605)	(151)	(3,115)	(151)
Depreciation and amortization	(21,911)	(18,905)	(43,065)	(37,374)
Operating income (loss)	42,171	57,045	78,620	99,350
Other income (expense):
Interest expense, floor plan	(9,144)	(6,690)	(17,531)	(13,126)
Interest expense, other, net	(12,764)	(12,205)	(26,172)	(24,544)
Other income (expense), net	7	6	(14,495)	110
Total other income (expense)	(21,901)	(18,889)	(58,198)	(37,560)
Income (loss) from continuing operations before taxes	20,270	38,156	20,422	61,790
Provision for income taxes for continuing operations - benefit (expense)	(7,956)	(15,113)	(8,128)	(24,283)
Income (loss) from continuing operations	12,314	23,043	12,294	37,507
Discontinued operations:
Income (loss) from discontinued operations before taxes	(301)	(362)	(1,168)	(100)
Provision for income taxes for discontinued operations - benefit (expense)	119	141	465	39
Income (loss) from discontinued operations	(182)	(221)	(703)	(61)
Net income (loss)	$12,132	$22,822	$11,591	$37,446

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.28	$0.50	$0.27	$0.81
Earnings (loss) per share from discontinued operations	(0.01)	-	(0.01)	-
Earnings (loss) per common share	$0.27	$0.50	$0.26	$0.81
Weighted average common shares outstanding	44,570	45,731	44,680	46,340

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.27	$0.50	$0.27	$0.81
Earnings (loss) per share from discontinued operations	-	-	(0.01)	(0.01)
Earnings (loss) per common share	$0.27	$0.50	$0.26	$0.80
Weighted average common shares outstanding	44,810	45,924	44,976	46,523

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$12,132	$22,822	$11,591	$37,446
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	42	(2,798)	2,144	(7,676)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(16)	1,063	(815)	2,916
Other comprehensive income (loss)	26	(1,735)	1,329	(4,760)
Comprehensive income (loss)	$12,158	$21,087	$12,920	$32,686

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,380	$3,108
Receivables, net	289,820	430,242
Inventories	1,622,338	1,570,701
Other current assets	43,622	26,993
Total current assets	1,960,160	2,031,044
Property and Equipment, net	1,087,369	1,010,380
Goodwill	471,493	472,437
Other Intangible Assets, net	79,911	80,233
Other Assets	46,223	45,242
Total Assets	$3,645,156	$3,639,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$802,255	$850,537
Notes payable - floor plan - non-trade	679,075	675,353
Trade accounts payable	123,010	117,740
Accrued interest	11,924	13,265
Other accrued liabilities	221,389	236,982
Current maturities of long-term debt	67,231	43,003
Total current liabilities	1,904,884	1,936,880
Long-Term Debt	887,327	839,675
Other Long-Term Liabilities	63,037	61,170
Deferred Income Taxes	76,498	76,447
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 63,455,509 shares issued and 31,832,131 shares outstanding at June 30, 2017; 62,967,061 shares issued and 32,703,865 shares outstanding at December 31, 2016	635	630
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2017 and December 31, 2016	121	121
Paid-in capital	727,459	721,695
Retained earnings	548,242	541,146
Accumulated other comprehensive income (loss)	(933)	(2,262)
Treasury stock, at cost; 31,623,378 Class A common stock shares held at June 30, 2017 and 30,263,196 Class A common stock shares held at December 31, 2016	(562,114)	(536,166)
Total Stockholders’ Equity	713,410	725,164
Total Liabilities and Stockholders’ Equity	$3,645,156	$3,639,336

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2016	62,967	$630	(30,263)	$(536,166)	12,029	$121	$721,695	$541,146	$(2,262)	$725,164
Shares awarded under stock compensation plans	489	5	-	-	-	-	41	-	-	46
Purchases of treasury stock	-	-	(1,360)	(25,948)	-	-	-	-	-	(25,948)
Change in fair value of interest rate swap agreements, net of tax expense of $815	-	-	-	-	-	-	-	-	1,329	1,329
Restricted stock amortization	-	-	-	-	-	-	5,723	-	-	5,723
Net income (loss)	-	-	-	-	-	-	-	11,591	-	11,591
Dividends declared	-	-	-	-	-	-	-	(4,495)	-	(4,495)
Balance at June 30, 2017	63,456	$635	(31,623)	$(562,114)	12,029	$121	$727,459	$548,242	$(933)	$713,410

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,591	$37,446
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	43,062	37,371
Provision for bad debt expense	495	248
Other amortization	325	325
Debt issuance cost amortization	1,193	1,250
Debt discount amortization, net of premium amortization	99	150
Stock-based compensation expense	5,723	5,634
Deferred income taxes	182	11,192
Net distributions from equity investee	190	35
Asset impairment charges	3,115	151
Loss (gain) on disposal of dealerships and property and equipment	(67)	(149)
Loss (gain) on exit of leased dealerships	1,827	(139)
(Gain) loss on retirement of debt	14,607	-
Changes in assets and liabilities that relate to operations:
Receivables	144,029	70,389
Inventories	(51,637)	9,365
Other assets	(19,837)	46,560
Notes payable - floor plan - trade	(48,282)	(106,336)
Trade accounts payable and other liabilities	(13,732)	(6,773)
Total adjustments	81,292	69,273
Net cash provided by (used in) operating activities	92,883	106,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(121,222)	(108,970)
Proceeds from sales of property and equipment	291	887
Net cash provided by (used in) investing activities	(120,931)	(108,083)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	3,722	29,915
Borrowings on revolving credit facilities	44,017	155,208
Repayments on revolving credit facilities	(44,017)	(159,411)
Proceeds from issuance of long-term debt	282,458	76,409
Debt issuance costs	(4,512)	(293)
Principal payments and repurchase of long-term debt	(11,051)	(9,633)
Repurchase of debt securities	(210,914)	-
Purchases of treasury stock	(25,948)	(87,504)
Income tax benefit (expense) associated with stock compensation plans	-	(364)
Issuance of shares under stock compensation plans	46	6
Dividends paid	(4,481)	(4,175)
Net cash provided by (used in) financing activities	29,320	158
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,272	(1,206)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,108	3,625
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,380	$2,419

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow interest rate swap agreements (net of tax expense of $815
and benefit of $2,916 in the six months ended June 30, 2017 and 2016, respectively)	$1,329	$(4,760)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$44,897	$37,576
Income taxes	$12,664	$10,875

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and six months ended June 30, 2017 and 2016 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to amend the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this ASU must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This ASU is effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. Sonic plans to adopt this ASU effective January 1, 2018 and anticipates adopting a full retrospective transition approach. While management is still evaluating the specific financial statement impact and quantitative and qualitative disclosure impact of the provisions of this ASU, based on preliminary analysis, management expects similar performance obligations to result under this ASU as compared with deliverables and separate units of accounting currently identified. As a result, management expects the amounts and timing of revenue recognition to generally remain the same.

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

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (early adoption is permitted). Sonic adopted this ASU effective January 1, 2017. Upon adoption of this ASU, interim period and annual income tax expense is affected by stock option exercises and restricted stock and restricted stock unit vesting activity, potentially creating volatility in Sonic’s effective income tax rate from period to period. See the heading “Income Tax Expense” below for further discussion of the impact of the adoption of this ASU on Sonic’s effective income tax rate for the three and six months ended June 30, 2017.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations that remain subject to a current lease agreement. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease, or situations in which a store is closed as a result of the associated franchise being terminated by Sonic or the manufacturer and no other operations continue on the leased property. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2016	$9,790
Lease exit expense (1)	1,827
Payments (2)	(1,877)
Other (3)	(1,377)
Balance at June 30, 2017	$8,363

(1)

Expense of approximately $1.1 million is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income and expense of approximately $0.7 million is recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense, with approximately $0.4 million recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income and approximately $1.5 million recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.

(3)	Amount represents the cash settlement of accruals related to certain deferred maintenance costs and other liabilities related to lease termination.

Income Tax Expense – The overall effective tax rate from continuing operations was 39.3% and 39.8% for the three and six months ended June 30, 2017, respectively, and was 39.6% and 39.3% for the three and six months ended June 30, 2016, respectively. Income tax expense for the three and six months ended June 30, 2017 includes a benefit of approximately $0.2 million and $0.5 million, respectively, as a result of the adoption of ASU 2016-09 discussed above. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

2. Business Acquisitions and Dispositions

Sonic did not acquire or dispose of any franchises during the three and six months ended June 30, 2017 and 2016.

Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Income (loss) from operations	$(162)	$(135)	$(441)	$(327)
Lease exit accrual adjustments and charges	(139)	(227)	(727)	227
Pre-tax income (loss)	$(301)	$(362)	$(1,168)	$(100)
Total revenues	$-	$-	$-	$-

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Income (loss) from operations	$(16)	$(241)	$(43)	$(273)
Gain (loss) on disposal	-	(11)	(24)	(58)
Pre-tax income (loss)	$(16)	$(252)	$(67)	$(331)
Total revenues	$-	$-	$-	$-

3. Inventories

Inventories consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
New vehicles	$1,116,708	$1,088,814
Used vehicles	301,283	282,288
Service loaners	133,552	128,821
Parts, accessories and other	70,795	70,778
Net inventories	$1,622,338	$1,570,701

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Land	$335,238	$306,457
Building and improvements	836,976	777,766
Software and computer equipment	138,250	128,366
Parts and service equipment	102,301	93,901
Office equipment and fixtures	92,050	86,216
Company vehicles	9,542	9,107
Construction in progress	67,211	62,982
Total, at cost	1,581,568	1,464,795
Less accumulated depreciation	(490,710)	(450,184)
Subtotal	1,090,858	1,014,611
Less assets held for sale (1)	(3,489)	(4,231)
Property and equipment, net	$1,087,369	$1,010,380

(1)Classified in other current assets in the accompanying condensed consolidated balance sheets.

In the three and six months ended June 30, 2017, capital expenditures were approximately $45.5 million and $121.2 million, respectively, and in the three and six months ended June 30, 2016, capital expenditures were approximately $67.6 million and $109.0 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in Sonic’s franchised dealerships and EchoPark stores. Assets held for sale as of June 30, 2017 consists of vacant land that Sonic expects to dispose of in the next twelve months.

Impairment charges for the three and six months ended June 30, 2017 were approximately $2.6 million and $3.1 million, respectively, which include the write-off of goodwill and property and equipment as part of the closure of two stand-alone pre-owned stores that were purchased in 2016, and the write-off of costs associated with the abandonment of certain construction projects.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment charges for both the three and six months ended June 30, 2016 were approximately $0.2 million related to the write-off of costs associated with the abandonment of certain construction projects.

5. Goodwill and Intangible Assets

The carrying amount of goodwill was approximately $471.5 million and $472.4 million, respectively, as of June 30, 2017 and December 31, 2016. Sonic impaired approximately $0.9 million of goodwill in the three and six months ended June 30, 2017 related to the closure of two stand-alone pre-owned stores that were purchased in 2016. The carrying amount of goodwill is net of accumulated impairment losses of approximately $797.6 million and $796.7 million, respectively, as of June 30, 2017 and December 31, 2016. The carrying amount of franchise assets was approximately $74.9 million as of both June 30, 2017 and December 31, 2016.

At December 31, 2016, Sonic had approximately $5.3 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2017 was approximately $5.0 million. Both franchise assets and favorable lease agreement assets are included in other intangible assets, net in the accompanying condensed consolidated balance sheets.

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
2016 Revolving Credit Facility (1)	$-	$-
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	-	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	-
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	199,856	176,369
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.80 percentage points above one-month or three-month LIBOR	225,427	227,342
Net debt discount and premium (2)	(58)	(1,258)
Debt issuance costs	(14,055)	(13,328)
Other	4,115	4,280
Total debt	$954,558	$882,678
Less current maturities	(67,231)	(43,003)
Long-term debt	$887,327	$839,675

(1)	The interest rate on the 2016 Revolving Credit Facility (as defined below) was 200 basis points and 225 basis points above LIBOR at June 30, 2017 and December 31, 2016, respectively.
(2)

June 30, 2017 includes a $0.1 million discount associated with mortgage notes payable. December 31, 2016 includes a $1.1 million discount associated with the 7.0% Notes and a $0.2 million discount associated with mortgage notes payable.

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

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at Sonic’s option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of June 30, 2017, the 2016 Revolving Borrowing Base was approximately $211.4 million. As of June 30, 2017, Sonic had no outstanding borrowings and approximately $17.3 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of $194.1 million under the 2016 Revolving Credit Facility.

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

5.0% Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. The 5.0% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. On September 30, 2016, Sonic repurchased approximately $10.7 million of its outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto. See Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

6.125% Notes

On March 10, 2017, Sonic issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Notes during the six months ended June 30, 2017. Remaining proceeds from the issuance of the 6.125% Notes will be used for general corporate purposes. The 6.125% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Sonic may redeem the 6.125% Notes, in whole or in part, at any time on or after March 15, 2022 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on March 15, 2022	103.063%
Beginning on March 15, 2023	102.042%
Beginning on March 15, 2024	101.021%
Beginning on March 15, 2025 and thereafter	100.000%

Before March 15, 2022, Sonic may redeem all or a part of the 6.125% Notes at a redemption price equal to 100.0% of the principal amount of the 6.125% Notes redeemed plus the Applicable Premium (as defined in the indenture governing the 6.125% Notes) and any accrued and unpaid interest, if any, to the redemption date. In addition, on or before March 15, 2020, Sonic may redeem up to 35% of the aggregate principal amount of the 6.125% Notes at a redemption price equal to 106.125% of the par value of the 6.125% Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date with proceeds from certain equity offerings. The indenture governing the 6.125% Notes also provides that holders of the 6.125% Notes may require Sonic to repurchase the 6.125% Notes at a purchase price equal to 101.0% of the par value of the 6.125% Notes, plus accrued and unpaid interest, if any, to the date of purchase if Sonic undergoes a Change of Control (as defined in the indenture governing the 6.125% Notes).

The indenture governing the 6.125% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B common stock in excess of $0.12 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B common stock if Sonic complies with the

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

terms of the indenture governing the 6.125% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of June 30, 2017.

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

Mortgage Notes

During the six months ended June 30, 2017, Sonic obtained approximately $32.5 million in mortgage financing related to six of its dealership properties. As of June 30, 2017, the weighted average interest rate was 4.01% and the total outstanding principal balance was approximately $425.3 million, related to approximately 50% of Sonic’s operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates for these mortgage notes range between 2017 and 2033.

Covenants

Sonic agreed under the 2016 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets, as well as other customary covenants and default provisions.

Sonic was in compliance with the covenants under the 2016 Credit Facilities as of June 30, 2017. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.75
June 30, 2017 actual	1.14	1.95	4.38

The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.

After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of June 30, 2017, Sonic had approximately $113.5 million of its net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants as of June 30, 2017.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2017, the ratio was 3.88 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at June 30, 2017 was a net liability of approximately $1.3 million, with $1.8 million included in other accrued liabilities and $1.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by an asset of approximately $2.4 million included in other assets in the accompanying condensed consolidated balance sheets. The fair value of these swap

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

positions at December 31, 2016 was a net liability of approximately $3.7 million, with $4.1 million included in other accrued liabilities and $2.4 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by an asset of approximately $2.8 million included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.2		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.0		4.655%	one-month LIBOR	December 10, 2017
$6.4	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$5.9	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		1.320%	one-month LIBOR	July 1, 2017
$250.0	(3)	1.887%	one-month LIBOR	June 30, 2018
$25.0		2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0		1.303%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(5)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(5)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(6)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(6)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(4)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 1.224% at June 30, 2017.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of this forward-starting swap is July 3, 2017.
(4)	The effective date of these forward-starting swaps is July 1, 2017.
(5)	The effective date of these forward-starting swaps is July 2, 2018.
(6)	The effective date of these forward-starting swaps is July 1, 2019.

For the interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net in the accompanying condensed consolidated statements of income. For the three and six months ended June 30, 2017, these items were a benefit of approximately $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2016, these items were a benefit of approximately $0.1 million and $0.2 million, respectively.

For the interest rate swaps that qualify as cash flow hedges, the changes in the fair value of these swaps are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $0.7 million and $1.9 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $1.1 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following tables illustrate the dilutive effect of such items on earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	44,570	$12,314		$(182)		$12,132
Effect of participating securities:
Non-vested restricted stock		(9)		-		(9)
Basic earnings (loss) and shares	44,570	$12,305	$0.28	$(182)	$(0.01)	$12,123	$0.27
Effect of dilutive securities:
Stock compensation plans	240
Diluted earnings (loss) and shares	44,810	$12,305	$0.27	$(182)	$-	$12,123	$0.27

	Three Months Ended June 30, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	45,731	$23,043		$(221)		$22,822
Effect of participating securities:
Non-vested restricted stock		(13)		-		(13)
Basic earnings (loss) and shares	45,731	$23,030	$0.50	$(221)	$-	$22,809	$0.50
Effect of dilutive securities:
Stock compensation plans	193
Diluted earnings (loss) and shares	45,924	$23,030	$0.50	$(221)	$-	$22,809	$0.50

	Six Months Ended June 30, 2017
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	44,680	$12,294		$(703)		$11,591
Effect of participating securities:
Non-vested restricted stock		(9)		-		(9)
Basic earnings (loss) and shares	44,680	$12,285	$0.27	$(703)	$(0.01)	$11,582	$0.26
Effect of dilutive securities:
Stock compensation plans	296
Diluted earnings (loss) and shares	44,976	$12,285	$0.27	$(703)	$(0.01)	$11,582	$0.26

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	46,340	$37,507		$(61)		$37,446
Effect of participating securities:
Non-vested restricted stock		(21)		-		(21)
Basic earnings (loss) and shares	46,340	$37,486	$0.81	$(61)	$-	$37,425	$0.81
Effect of dilutive securities:
Stock compensation plans	183
Diluted earnings (loss) and shares	46,523	$37,486	$0.81	$(61)	$(0.01)	$37,425	$0.80

In addition to the stock options included in the tables above, options to purchase approximately 0.2 million shares of Sonic’s Class A common stock were outstanding at June 30, 2016, but were not included in the computation of diluted earnings (loss) per share because the options were not dilutive.

8. Contingencies

Legal and Other Proceedings

Sonic is involved, and expects to continue to be involved, in various legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects.

Included in other accrued liabilities and other long-term liabilities at June 30, 2017 was approximately $2.5 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2016 was approximately $0.3 million and $0.2 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event a sublessee does not perform its obligations, Sonic remains liable for the lease payments. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $0.5 million at both June 30, 2017 and December 31, 2016. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2017.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both June 30, 2017 and December 31, 2016.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2017	December 31, 2016
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$32,383	$31,475
Cash flow swaps designated as hedges (2)	2,428	2,772
Total assets	$34,811	$34,247

Liabilities:
Cash flow swaps designated as hedges (3)	$3,646	$6,135
Cash flow swaps not designated as hedges (4)	68	346
Deferred compensation plan (5)	16,578	14,824
Total liabilities	$20,292	$21,305

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
(2)

As of June 30, 2017, approximately $2.4 million was included in other assets in the accompanying condensed consolidated balance sheets. As of December 31, 2016, approximately $2.8 million was included in other assets in the accompanying condensed consolidated balance sheets.

(3)

As of June 30, 2017, approximately $1.7 million and $1.9 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2016, approximately $3.7 million and $2.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)

As of June 30, 2017, approximately $0.1 million was included in other accrued liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2016, approximately $0.3 million was included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

(5)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

During the three months ended September 30, 2016, Sonic acquired three stand-alone pre-owned businesses and related real estate. As a result of continued operating losses at these locations, management decided to cease operations of two of these businesses during the three months ended June 30, 2017. As these businesses were never integrated into the reporting unit after acquisition, and thus the benefits of acquired goodwill were never realized by the rest of the reporting unit, Sonic determined that it was appropriate to impair approximately $0.9 million of goodwill related to the closure of these two businesses. In addition, Sonic impaired approximately $0.8 million of property and equipment related to the two closed businesses’ operating locations. Other than these items, there were no instances in the six months ended June 30, 2017 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of October 1, 2017 or as events or changes in circumstances require.

As of June 30, 2017 and December 31, 2016, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2017 and December 31, 2016, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$-	$-	$211,000	$198,871
5.0% Notes (1)	$276,256	$289,273	$284,934	$289,273
6.125% Notes (1)	$247,500	$250,000	$-	$-
Mortgage Notes (2)	$206,220	$199,856	$185,979	$176,369
Other (2)	$3,910	$4,114	$4,057	$4,280

(1)	As determined by market quotations as of June 30, 2017 and December 31, 2016, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2017 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2016	$(2,085)	$(177)	$(2,262)
Other comprehensive income (loss) before reclassifications (1)	(38)	-	(38)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	1,367	-	1,367
Net current-period other comprehensive income (loss)	1,329	-	1,329
Balance at June 30, 2017	$(756)	$(177)	$(933)

(1)	Net of tax benefit of $23.
(2)	Net of tax expense of $838.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Segment Information

As of June 30, 2017, Sonic had two operating segments: Franchised Dealerships and EchoPark. The Franchised Dealerships segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark segment is comprised of stand-alone specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment revenues and segment income (loss) for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
Franchised Dealerships	$2,356,692	$2,352,840	$4,602,717	$4,563,425
EchoPark	49,054	29,472	90,851	53,514
Total consolidated revenues	$2,405,746	$2,382,312	$4,693,568	$4,616,939

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$40,544	$53,561	$74,013	$92,854
EchoPark	(7,517)	(3,206)	(12,924)	(6,630)
Total segment income (loss)	33,027	50,355	61,089	86,224
Interest expense, other, net	(12,764)	(12,205)	(26,172)	(24,544)
Other income (expense), net	7	6	(14,495)	110
Income (loss) from continuing operations before taxes	$20,270	$38,156	$20,422	$61,790

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

12. Subsequent Events

Subsequent to June 30, 2017, we incurred storm damage to vehicle inventory at a group of our stores in Ohio. Preliminary estimates of the loss not covered by insurance total approximately $1.0 million.

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

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of June 30, 2017, we operated 117 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2017, we operated 105 Franchised Dealership stores and seven EchoPark stores.

As a result of the way we manage our business, we had two operating segments as of June 30, 2017: Franchised Dealerships and EchoPark. Our franchised dealerships provide comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. EchoPark provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in unique stand-alone specialty retail locations. Our EchoPark business operates independently from our franchised new and used dealership sales operations and offers customers an exciting shopping and buying experience. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of June 30, 2017, we had six EchoPark stores in operation in Colorado. During 2017 and 2018 we expect to break ground on approximately 15 EchoPark locations in the Florida, Georgia, North Carolina, South Carolina and Texas markets. We believe that our EchoPark business will provide long-term benefits to us, our stockholders and our guests. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience” (“OSOE”). This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the OSOE initiative at our dealerships in Charlotte, North Carolina. During 2016, we introduced the technology component of the initiative to 14 additional stores in our Alabama, California and Tennessee markets, and, in the first quarter of 2017, we launched OSOE at our BMW dealership in Greenville, South Carolina. Additional market implementations will continue upon completion of migration activities and required market/brand specific technology modifications. We believe that our OSOE initiative will provide long-term benefits to us, our stockholders and our guests. However, in the short term, this initiative may negatively impact our overall operating results as we allocate management and capital resources to this initiative.

Executive Summary

The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) decreased 2.9%, to 16.6 million vehicles in the three months ended June 30, 2017, from 17.1 million vehicles in the three months ended June 30, 2016, according to Bloomberg Financial Markets, via Stephens Inc. The SAAR decreased 1.2% to 16.9 million vehicles in the six months ended June 30, 2017, compared to 17.1 million vehicles in the six months ended June 30, 2016, according to Bloomberg Financial Markets, via Stephens Inc. For 2017, analysts’ average industry expectation for the new vehicle SAAR is approximately 17.0 million vehicles. We currently estimate the 2017 new vehicle SAAR will be between 16.5 million and 17.0 million vehicles. Changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels or incentive levels from the automotive manufacturers could cause actual 2017 new vehicle SAAR to vary from expectations. Many factors such as brand and

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between retail and fleet new vehicle sales volume. Our current operational goal focuses on growing our retail new vehicle sales, as opposed to fleet new vehicle sales which is a minimal part of our business, and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail SAAR (which excludes fleet new vehicle sales). According to PIN from J.D. Power, retail SAAR was 13.5 million vehicles for the three months ended June 30, 2017, a decrease of 0.7% from the prior year period, and 13.6 million vehicles for the six months ended June 30, 2017, an increase of 0.7% from the prior year period.

Our significant exposure to the Houston market has created operational challenges in the past several quarters due to the downturn in the energy markets in that region. As a result, our Houston market has negatively impacted our overall new and used vehicle unit sales volume and gross profit across each of our business lines. While there are some signs that the energy market and Houston’s economy are beginning to rebound, we believe that the Houston market may continue to negatively impact our results until the market gains sustained, positive momentum and returns to previous operating levels.

Our same store retail new vehicle revenue decreased 3.1% and 2.3% during the three and six months ended June 30, 2017, respectively, driven by a 3.4% and 2.7% decrease in retail new vehicle unit sales volume, respectively. Retail new vehicle gross profit decreased 5.3% and 3.2% during the three and six months ended June 30, 2017, respectively, driven primarily by lower retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $37, or 1.9%, to $1,940 in the three months ended June 30, 2017, and decreased $10, or 0.5%, to $1,947 in the six months ended June 30, 2017. We believe that the recent trend of suppressed retail new vehicle gross margins is a result of downward pressure on pricing due to increased competition for sales between similar branded dealerships and higher overall inventory levels. We anticipate that this trend may continue to impact new vehicle gross margins throughout 2017.

Our same store retail used vehicle revenue decreased 0.6% during the three months ended June 30, 2017, driven by a 1.0% decrease in average selling price per unit as a result of a shift in brand and model sales mix. Retail used vehicle unit revenue increased 1.1% during the six months ended June 30, 2017, driven by a 0.4% increase in retail used vehicle unit sales volume and a 0.7% increase in average selling price per unit. Retail used vehicle gross profit increased 3.6% and 0.8% during the three and six months ended June 30, 2017, respectively, driven by an increase in retail used vehicle gross profit per unit of $39, or 3.2%, to $1,266 in the three months ended June 30, 2017 and increased $5, or 0.4%, to $1,283 in the six months ended June 30, 2017. Our same store wholesale vehicle gross loss increased approximately $0.1 million, or 3.8%, during the three months ended June 30, 2017, driven primarily by a 5.1% increase in wholesale unit sales volume. Our same store wholesale vehicle gross loss increased approximately $0.1 million, or 2.7%, during the six months ended June 30, 2017, driven primarily by an increase in wholesale gross loss per unit of 2.3%. We focus on maintaining used vehicle inventory days’ supply in the 30- to 40-day range in order to limit our exposure to market pricing volatility. Adjusted for “stop-sale” vehicles, our used vehicle inventory days’ supply was approximately 39 days as of June 30, 2017, up one day compared to June 30, 2016.

Our same store Fixed Operations revenue increased 1.5% and 1.2% during the three and six months ended June 30, 2017, respectively, driving a 1.8% and 1.4% increase in Fixed Operations gross profit, respectively. Our Fixed Operations gross profit increase was driven primarily by our Lexus, Honda and Audi dealerships. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not as closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of manufacturer recall and warranty activity could negatively impact our Fixed Operations results in the future.

Our same store F&I revenue increased 0.7% and 0.4% during the three and six months ended June 30, 2017, respectively, driven by a 2.4% and 1.6% increase in F&I gross profit per retail unit, respectively. F&I gross profit per retail unit increased $32 to $1,374 in the three months ended June 30, 2017 and increased $22 to $1,372 in the six months ended June 30, 2017. We believe that our proprietary software applications, playbook processes and customer-centric selling approach continued to drive increases in gross profit per F&I contract. We believe we will continue to improve in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our franchised dealerships and EchoPark stores.

Impairment charges increased approximately $2.4 million and $3.0 million during the three and six months ended June 30, 2017, respectively. Impairment charges for the three and six months ended June 30, 2017 include the write-off of goodwill and property and equipment related to the closure of two stand-alone pre-owned stores that were purchased in 2016, in addition to the write-off of capitalized costs associated with abandonment of certain construction projects. Impairment charges for the three and six months ended June 30, 2016 include the write-off of capitalized costs associated with abandonment of certain construction projects. Depreciation and amortization expense increased approximately $3.0 million and $5.7 million during the three and six months ended

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2017, respectively, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores. Interest expense, floor plan increased approximately $2.5 million and $4.4 million for the three and six months ended June 30, 2017, respectively, due primarily to higher effective interest rates on floor plan notes payable. Interest expense, other, net during the three and six months ended June 30, 2017 includes the effects of higher stated/coupon interest related to approximately $0.7 million of double-carry interest for the period during which the 7.0% Notes and the 6.125% Notes were both outstanding. For the six months ended June 30, 2017, other income (expense), net includes a charge of approximately $14.6 million related to the extinguishment of the 7.0% Notes.

Income from continuing operations before taxes for the three months ended June 30, 2017 decreased approximately $17.9 million and was impacted by certain unusual pre-tax charges, including approximately $4.6 million of expense due to storm-related physical damage, approximately $1.0 million related to legal accruals, approximately $1.0 million of lease exit charges and approximately $2.6 million of impairment charges. There were no similar one-time items during the three months ended June 30, 2016. Income from continuing operations before taxes for the six months ended June 30, 2017 decreased approximately $41.4 million and was impacted by certain pre-tax charges, including approximately $7.0 million of expense due to storm-related physical damage, approximately $1.0 million of lease exit charges and approximately $3.1 million of impairment charges, offset partially by a net benefit of approximately $0.1 million related to legal settlements. Income from continuing operations before taxes for the six months ended June 30, 2016 was impacted by certain pre-tax charges which include approximately $6.0 million of expense due to storm-related physical damage.

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three and six months ended June 30, 2017 and 2016:

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2017	2016	2017	2016
Luxury:
BMW	18.7%	20.0%	19.1%	20.3%
Mercedes	10.5%	9.9%	10.6%	10.0%
Lexus	5.9%	5.5%	5.7%	5.7%
Audi	5.7%	5.5%	5.3%	5.1%
Land Rover	3.2%	3.3%	3.5%	3.7%
Cadillac	2.8%	3.3%	2.8%	3.3%
Porsche	2.8%	2.7%	2.5%	2.3%
MINI	1.6%	1.8%	1.5%	1.8%
Other luxury (1)	2.6%	2.8%	2.7%	2.8%
Total Luxury	53.8%	54.8%	53.7%	55.0%
Mid-line Import:
Honda	18.4%	17.7%	18.6%	17.5%
Toyota	13.1%	11.2%	12.6%	11.4%
Volkswagen	1.7%	1.5%	1.7%	1.5%
Hyundai	1.7%	1.3%	1.6%	1.2%
Other imports (2)	1.3%	1.7%	1.3%	1.6%
Total Mid-line Import	36.2%	33.4%	35.8%	33.2%
Domestic:
Ford	6.0%	6.4%	6.2%	6.4%
General Motors (3)	4.0%	5.4%	4.3%	5.4%
Total Domestic	10.0%	11.8%	10.5%	11.8%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes Volvo, Acura, Infiniti and Jaguar.
(2)	Includes Nissan, Kia, Scion and Subaru.
(3)	Includes Buick, Chevrolet and GMC.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three and six months ended June 30, 2017 are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

New Vehicles

The automobile retail industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The total and retail SAAR below reflect all brands marketed or sold in the United States. The total and retail SAAR include brands we do not sell and markets in which we do not operate; therefore, our new vehicle sales may not trend directly in line with the total and retail SAAR. We believe that retail SAAR is a more meaningful metric for comparing our new vehicle sales volume to the industry due to our minimal fleet vehicle business.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of vehicles)	2017	2016	% Change	2017	2016	% Change
Retail SAAR (1)	13.5	13.6	(0.7%)	13.6	13.5	0.7%
Fleet SAAR	3.1	3.5	(11.4%)	3.3	3.6	(8.3%)
Total SAAR (2)	16.6	17.1	(2.9%)	16.9	17.1	(1.2%)
(1)	Source: PIN from J.D. Power
(2)	Source: Bloomberg Financial Markets, via Stephens Inc.

The following tables provide a reconciliation of same store basis and reported basis for total new vehicles (retail and fleet sales):

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,258,531	$1,286,464	$(27,933)	(2.2%)
Acquisitions and dispositions	16,538	-	16,538	NM
Total as reported	$1,275,069	$1,286,464	$(11,395)	(0.9%)

Total new vehicle gross profit:
Same store	$61,477	$65,842	$(4,365)	(6.6%)
Acquisitions and dispositions	1,045	24	1,021	NM
Total as reported	$62,522	$65,866	$(3,344)	(5.1%)

Total new vehicle units:
Same store	32,767	33,782	(1,015)	(3.0%)
Acquisitions and dispositions	381	-	381	NM
Total as reported	33,148	33,782	(634)	(1.9%)

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,416,646	$2,451,034	$(34,388)	(1.4%)
Acquisitions and dispositions	30,355	-	30,355	NM
Total as reported	$2,447,001	$2,451,034	$(4,033)	(0.2%)

Total new vehicle gross profit:
Same store	$119,034	$124,217	$(5,183)	(4.2%)
Acquisitions and dispositions	1,766	73	1,693	NM
Total as reported	$120,800	$124,290	$(3,490)	(2.8%)

Total new vehicle units:
Same store	62,955	64,387	(1,432)	(2.2%)
Acquisitions and dispositions	688	-	688	NM
Total as reported	63,643	64,387	(744)	(1.2%)
NM = Not Meaningful

Our reported new vehicle results (including fleet) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$1,275,069	$1,286,464	$(11,395)	(0.9%)
Gross profit	$62,522	$65,866	$(3,344)	(5.1%)
Unit sales	33,148	33,782	(634)	(1.9%)
Revenue per unit	$38,466	$38,081	$385	1.0%
Gross profit per unit	$1,886	$1,950	$(64)	(3.3%)
Gross profit as a % of revenue	4.9%	5.1%	(20)	bps

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported new vehicle:
Revenue	$2,447,001	$2,451,034	$(4,033)	(0.2%)
Gross profit	$120,800	$124,290	$(3,490)	(2.8%)
Unit sales	63,643	64,387	(744)	(1.2%)
Revenue per unit	$38,449	$38,067	$382	1.0%
Gross profit per unit	$1,898	$1,930	$(32)	(1.7%)
Gross profit as a % of revenue	4.9%	5.1%	(20)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store new vehicle results (including fleet) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$1,258,531	$1,286,464	$(27,933)	(2.2%)
Gross profit	$61,477	$65,842	$(4,365)	(6.6%)
Unit sales	32,767	33,782	(1,015)	(3.0%)
Revenue per unit	$38,408	$38,081	$327	0.9%
Gross profit per unit	$1,876	$1,949	$(73)	(3.7%)
Gross profit as a % of revenue	4.9%	5.1%	(20)	bps

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store new vehicle:
Revenue	$2,416,646	$2,451,034	$(34,388)	(1.4%)
Gross profit	$119,034	$124,217	$(5,183)	(4.2%)
Unit sales	62,955	64,387	(1,432)	(2.2%)
Revenue per unit	$38,387	$38,067	$320	0.8%
Gross profit per unit	$1,891	$1,929	$(38)	(2.0%)
Gross profit as a % of revenue	4.9%	5.1%	(20)	bps

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Excluding fleet sales, our retail new vehicle revenue decreased 3.1% and our retail new vehicle unit sales volume decreased 3.4%, driven primarily by decreases in retail new vehicle unit sales volume at our General Motors (excluding Cadillac), BMW and Ford dealerships, offset partially by an increase in retail new vehicle unit sales volume at our Toyota dealerships. Excluding fleet sales, our retail new vehicle gross profit decreased approximately $3.5 million, or 5.3%, primarily driven by decreases in retail new vehicle gross profit at our General Motors (excluding Cadillac), Cadillac and Lexus dealerships. Our gross profit per retail new vehicle unit decreased $37, or 1.9%, primarily driven by decreases in gross profit per retail new vehicle unit at our General Motors (excluding Cadillac), Cadillac and Lexus dealerships, offset partially by increases in gross profit per retail new vehicle unit at our Honda, BMW and Mercedes dealerships. Our Houston market continued to weigh on our retail new vehicle results, experiencing a 14.5% decrease in retail new vehicle unit sales volume and contributing to the overall decrease in gross profit per retail new vehicle unit by $51.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Excluding fleet sales, our retail new vehicle revenue decreased 2.3% and our retail new vehicle unit sales volume decreased 2.7%, driven primarily by decreases in retail new vehicle unit sales volume at our General Motors (excluding Cadillac), BMW and Ford dealerships, offset partially by an increase in retail new vehicle unit sales volume at our Toyota and Honda dealerships. Excluding fleet sales, our retail new vehicle gross profit decreased approximately $4.0 million, or 3.2%, primarily driven by decreases in retail new vehicle gross profit at our General Motors (excluding Cadillac), Lexus and Cadillac dealerships, offset partially by increases in retail new vehicle gross profit at our BMW, Honda and Ford dealerships. Our gross profit per retail new vehicle unit decreased $10, or 0.5%, primarily driven by decreases in gross profit per retail new vehicle unit at our General Motors (excluding Cadillac), Lexus and Cadillac dealerships, offset partially by increases in gross profit per retail new vehicle unit at our BMW, Honda and Ford dealerships. Our Houston market continued to weigh on our retail new vehicle results, experiencing an 11.5% decrease in retail new vehicle unit sales volume and contributing to the overall decrease in gross profit per retail new vehicle unit by $35.

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

The following tables provide a reconciliation of same store basis and reported basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$618,082	$621,748	$(3,666)	(0.6%)
Acquisitions and dispositions	23,809	438	23,371	NM
Total as reported	$641,891	$622,186	$19,705	3.2%

Total used vehicle gross profit:
Same store	$37,209	$35,919	$1,290	3.6%
Acquisitions and dispositions	2,826	1,050	1,776	NM
Total as reported	$40,035	$36,969	$3,066	8.3%

Total used vehicle units:
Same store	29,388	29,267	121	0.4%
Acquisitions and dispositions	1,148	20	1,128	NM
Total as reported	30,536	29,287	1,249	4.3%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,233,476	$1,220,103	$13,373	1.1%
Acquisitions and dispositions	42,888	437	42,451	NM
Total as reported	$1,276,364	$1,220,540	$55,824	4.6%

Total used vehicle gross profit:
Same store	$75,495	$74,910	$585	0.8%
Acquisitions and dispositions	5,372	2,589	2,783	NM
Total as reported	$80,867	$77,499	$3,368	4.3%

Total used vehicle units:
Same store	58,846	58,600	246	0.4%
Acquisitions and dispositions	2,062	20	2,042	NM
Total as reported	60,908	58,620	2,288	3.9%

NM = Not Meaningful

Our reported used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$641,891	$622,186	$19,705	3.2%
Gross profit	$40,035	$36,969	$3,066	8.3%
Unit sales	30,536	29,287	1,249	4.3%
Revenue per unit	$21,021	$21,244	$(223)	(1.0%)
Gross profit per unit	$1,311	$1,262	$49	3.9%
Gross profit as a % of revenue	6.2%	5.9%	30	bps

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$1,276,364	$1,220,540	$55,824	4.6%
Gross profit	$80,867	$77,499	$3,368	4.3%
Unit sales	60,908	58,620	2,288	3.9%
Revenue per unit	$20,956	$20,821	$135	0.6%
Gross profit per unit	$1,328	$1,322	$6	0.5%
Gross profit as a % of revenue	6.3%	6.3%	0	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$618,082	$621,748	$(3,666)	(0.6%)
Gross profit	$37,209	$35,919	$1,290	3.6%
Unit sales	29,388	29,267	121	0.4%
Revenue per unit	$21,032	$21,244	$(212)	(1.0%)
Gross profit per unit	$1,266	$1,227	$39	3.2%
Gross profit as a % of revenue	6.0%	5.8%	20	bps

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$1,233,473	$1,220,103	$13,370	1.1%
Gross profit	$75,495	$74,910	$585	0.8%
Unit sales	58,846	58,600	246	0.4%
Revenue per unit	$20,961	$20,821	$140	0.7%
Gross profit per unit	$1,283	$1,278	$5	0.4%
Gross profit as a % of revenue	6.1%	6.1%	0	bps

In addition to the factors discussed below, incremental used vehicle unit sales volume in the three and six months ended June 30, 2017 contributed to additional Fixed Operations gross profit (via reconditioning) and F&I gross profit as discussed under the headings “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” below.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Used vehicle revenue decreased 0.6%, as a result of a shift in brand and model sales mix, in spite of a 0.4% increase in used vehicle unit sales volume. This increase in used vehicle unit sales volume was primarily driven by increases in used vehicle unit sales volume at our BMW and MINI dealerships and EchoPark stores, offset partially by decreases in used vehicle unit sales volume at our Ford and General Motors (excluding Cadillac) dealerships. Used vehicle gross profit increased approximately $1.3 million, or 3.6%, driven primarily by higher used vehicle unit sales volume and used vehicle gross profit per unit at our Lexus, Honda and BMW dealerships. Used vehicle gross profit per unit increased $39, or 3.2%, with the Houston market improving from the first quarter of 2017, contributing a $12 increase in used vehicle gross profit per unit.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Used vehicle revenue increased 1.1%, driven by a 0.4% increase in used vehicle unit sales volume and a 0.7% increase in average selling price per unit as a result of a shift in brand and model sales mix. The increase in used vehicle unit sales volume was primarily driven by increases in used vehicle unit sales volume at our BMW and MINI dealerships and EchoPark stores, offset partially by decreases in used vehicle unit sales volume at our Ford and General Motors (excluding Cadillac) dealerships. Used vehicle gross profit increased approximately $0.6 million, or 0.8%, driven primarily by increases in used vehicle unit sales volume in the California market. Used vehicle gross profit per unit increased $5, or 0.4%, driven primarily by higher used vehicle gross profit per unit at our Audi and Lexus dealerships.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with retail new and used vehicle sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of same store basis and reported basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$39,524	$38,246	$1,278	3.3%
Acquisitions and dispositions	1,241	(1)	1,242	NM
Total as reported	$40,765	$38,245	$2,520	6.6%

Total wholesale vehicle gross profit (loss):
Same store	$(1,909)	$(1,840)	$(69)	(3.8%)
Acquisitions and dispositions	(8)	1	(9)	NM
Total as reported	$(1,917)	$(1,839)	$(78)	(4.2%)

Total wholesale vehicle units:
Same store	7,577	7,212	365	5.1%
Acquisitions and dispositions	206	-	206	NM
Total as reported	7,783	7,212	571	7.9%

NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$84,784	$82,599	$2,185	2.6%
Acquisitions and dispositions	2,292	21	2,271	NM
Total as reported	$87,076	$82,620	$4,456	5.4%

Total wholesale vehicle gross profit (loss):
Same store	$(2,994)	$(2,915)	$(79)	(2.7%)
Acquisitions and dispositions	(93)	(2)	(91)	NM
Total as reported	$(3,087)	$(2,917)	$(170)	(5.8%)

Total wholesale vehicle units:
Same store	15,697	15,630	67	0.4%
Acquisitions and dispositions	393	5	388	NM
Total as reported	16,090	15,635	455	2.9%

NM = Not Meaningful

Our reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$40,765	$38,245	$2,520	6.6%
Gross profit (loss)	$(1,917)	$(1,839)	$(78)	(4.2%)
Unit sales	7,783	7,212	571	7.9%
Revenue per unit	$5,238	$5,303	$(65)	(1.2%)
Gross profit (loss) per unit	$(246)	$(255)	$9	3.5%
Gross profit (loss) as a % of revenue	(4.7%)	(4.8%)	10	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported wholesale vehicle:
Revenue	$87,076	$82,620	$4,456	5.4%
Gross profit (loss)	$(3,087)	$(2,917)	$(170)	(5.8%)
Unit sales	16,090	15,635	455	2.9%
Revenue per unit	$5,412	$5,284	$128	2.4%
Gross profit (loss) per unit	$(192)	$(187)	$(5)	(2.7%)
Gross profit (loss) as a % of revenue	(3.5%)	(3.5%)	0	bps

Our same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$39,524	$38,246	$1,278	3.3%
Gross profit (loss)	$(1,909)	$(1,840)	$(69)	(3.8%)
Unit sales	7,577	7,212	365	5.1%
Revenue per unit	$5,216	$5,303	$(87)	(1.6%)
Gross profit (loss) per unit	$(252)	$(255)	$3	1.2%
Gross profit (loss) as a % of revenue	(4.8%)	(4.8%)	0	bps

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store wholesale vehicle:
Revenue	$84,784	$82,599	$2,185	2.6%
Gross profit (loss)	$(2,994)	$(2,915)	$(79)	(2.7%)
Unit sales	15,697	15,630	67	0.4%
Revenue per unit	$5,401	$5,285	$116	2.2%
Gross profit (loss) per unit	$(191)	$(187)	$(4)	(2.1%)
Gross profit (loss) as a % of revenue	(3.5%)	(3.5%)	0	bps

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Wholesale vehicle revenue, gross loss and unit sales volume increased due to higher levels of wholesale activity as a result of elevated inventory levels during the first quarter of 2017. Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Wholesale vehicle revenue, gross loss and unit sales volume increased due to higher levels of wholesale activity as a result of elevated inventory levels during the first half of 2017. Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.

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

We believe that over time vehicle quality will improve but vehicle complexity and the associated demand for repairs at our franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term we have the ability to continue to add service capacity and increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future warranty related revenues.

In 2017, we changed the character of certain repair orders from customer pay to warranty. Accordingly, the customer pay and warranty amounts in the tables below reflect this change for the periods in 2017, but not for the periods in 2016, as it was administratively impractical to recalculate the 2016 amounts.

The following tables provide a reconciliation of same store basis and reported basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$356,484	$351,310	$5,174	1.5%
Acquisitions and dispositions	4,629	19	4,610	NM
Total as reported	$361,113	$351,329	$9,784	2.8%

Total Fixed Operations gross profit:
Same store	$171,113	$168,132	$2,981	1.8%
Acquisitions and dispositions	1,957	89	1,868	NM
Total as reported	$173,070	$168,221	$4,849	2.9%

NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$705,928	$697,365	$8,563	1.2%
Acquisitions and dispositions	7,228	19	7,209	NM
Total as reported	$713,156	$697,384	$15,772	2.3%

Total Fixed Operations gross profit:
Same store	$338,591	$333,781	$4,810	1.4%
Acquisitions and dispositions	3,823	441	3,382	NM
Total as reported	$342,414	$334,222	$8,192	2.5%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$139,194	$149,248	$(10,054)	(6.7%)
Warranty	72,661	54,812	17,849	32.6%
Wholesale parts	42,806	44,021	(1,215)	(2.8%)
Internal, sublet and other	106,452	103,248	3,204	3.1%
Total revenue	$361,113	$351,329	$9,784	2.8%
Gross profit
Customer pay	$74,344	$81,323	$(6,979)	(8.6%)
Warranty	40,319	29,449	10,870	36.9%
Wholesale parts	7,331	7,797	(466)	(6.0%)
Internal, sublet and other	51,076	49,652	1,424	2.9%
Total gross profit	$173,070	$168,221	$4,849	2.9%
Gross profit as a % of revenue
Customer pay	53.4%	54.5%	(110)	bps
Warranty	55.5%	53.7%	180	bps
Wholesale parts	17.1%	17.7%	(60)	bps
Internal, sublet and other	48.0%	48.1%	(10)	bps
Total gross profit as a % of revenue	47.9%	47.9%	0	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$277,328	$296,642	$(19,314)	(6.5%)
Warranty	142,579	112,371	30,208	26.9%
Wholesale parts	86,087	89,331	(3,244)	(3.6%)
Internal, sublet and other	207,162	199,040	8,122	4.1%
Total revenue	$713,156	$697,384	$15,772	2.3%
Gross profit
Customer pay	$147,784	$161,680	$(13,896)	(8.6%)
Warranty	78,989	60,775	18,214	30.0%
Wholesale parts	14,881	15,738	(857)	(5.4%)
Internal, sublet and other	100,760	96,029	4,731	4.9%
Total gross profit	$342,414	$334,222	$8,192	2.5%
Gross profit as a % of revenue
Customer pay	53.3%	54.5%	(120)	bps
Warranty	55.4%	54.1%	130	bps
Wholesale parts	17.3%	17.6%	(30)	bps
Internal, sublet and other	48.6%	48.2%	40	bps
Total gross profit as a % of revenue	48.0%	47.9%	10	bps

Our same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$138,408	$149,246	$(10,838)	(7.3%)
Warranty	72,325	54,812	17,513	32.0%
Wholesale parts	42,478	44,021	(1,543)	(3.5%)
Internal, sublet and other	103,273	103,231	42	0.0%
Total revenue	$356,484	$351,310	$5,174	1.5%
Gross profit
Customer pay	$73,942	$81,322	$(7,380)	(9.1%)
Warranty	40,129	29,543	10,586	35.8%
Wholesale parts	7,239	7,797	(558)	(7.2%)
Internal, sublet and other	49,803	49,470	333	0.7%
Total gross profit	$171,113	$168,132	$2,981	1.8%
Gross profit as a % of revenue
Customer pay	53.4%	54.5%	(110)	bps
Warranty	55.5%	53.9%	160	bps
Wholesale parts	17.0%	17.7%	(70)	bps
Internal, sublet and other	48.2%	47.9%	30	bps
Total gross profit as a % of revenue	48.0%	47.9%	10	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$275,827	$296,640	$(20,813)	(7.0%)
Warranty	141,914	112,371	29,543	26.3%
Wholesale parts	85,705	89,331	(3,626)	(4.1%)
Internal, sublet and other	202,482	199,023	3,459	1.7%
Total revenue	$705,928	$697,365	$8,563	1.2%
Gross profit
Customer pay	$147,031	$161,679	$(14,648)	(9.1%)
Warranty	78,568	60,825	17,743	29.2%
Wholesale parts	14,776	15,739	(963)	(6.1%)
Internal, sublet and other	98,216	95,538	2,678	2.8%
Total gross profit	$338,591	$333,781	$4,810	1.4%
Gross profit as a % of revenue
Customer pay	53.3%	54.5%	(120)	bps
Warranty	55.4%	54.1%	130	bps
Wholesale parts	17.2%	17.6%	(40)	bps
Internal, sublet and other	48.5%	48.0%	50	bps
Total gross profit as a % of revenue	48.0%	47.9%	10	bps

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Our Fixed Operations revenue increased approximately $5.2 million, or 1.5%, driven primarily by our BMW, Audi and Lexus dealerships, while our Fixed Operations gross profit increased approximately $3.0 million, or 1.8%, driven primarily by our Lexus, Honda and Audi dealerships. Combined customer pay and warranty gross profit increased approximately $3.2 million, or 2.9%, and internal, sublet and other gross profit increased approximately $0.3 million, or 0.7%, on higher levels of used vehicle reconditioning and hail damage repairs.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Our Fixed Operations revenue increased approximately $8.6 million, or 1.2%, driven primarily by our BMW, Lexus and Audi dealerships, while our Fixed Operations gross profit increased approximately $4.8 million, or 1.4%, driven primarily by our Honda, Lexus and Audi dealerships. Combined customer pay and warranty gross profit increased approximately $3.1 million, or 1.4%, and internal, sublet and other gross profit increased approximately $2.7 million, or 2.8%, on higher levels of used vehicle reconditioning and hail damage repairs.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of same store basis and reported basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$84,457	$83,884	$573	0.7%
Acquisitions and dispositions	2,451	204	2,247	NM
Total as reported	$86,908	$84,088	$2,820	3.4%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,374	$1,342	$32	2.4%
Total as reported	$1,379	$1,345	$34	2.5%

NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$165,318	$164,736	$582	0.4%
Acquisitions and dispositions	4,653	625	4,028	NM
Total as reported	$169,971	$165,361	$4,610	2.8%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,372	$1,350	$22	1.6%
Total as reported	$1,379	$1,355	$24	1.8%

NM = Not Meaningful

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

F&I revenues increased approximately $0.6 million, or 0.7%, and F&I gross profit per retail unit increased $32, or 2.4%. The growth in F&I revenues and gross profit per retail unit is attributed to an increase in gross profit per service and other aftermarket contracts due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. These increases in gross profit per contract more than offset the impact of a 1.6% decrease in combined retail new and used vehicle unit sales volume and lower penetration rates.

Finance contract revenue decreased 5.6%, primarily due to a 60 basis point decrease in the combined new and used vehicle finance contract penetration rate and a 3.2% decrease in gross profit per finance contract. Finance contract revenue may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 5.4% due primarily to an 11.8% increase in gross profit per service contract, offset partially by a 150 basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 3.4%, driven primarily by an 8.9% increase in gross profit per aftermarket contract, offset partially by a 440 basis point decrease in the other aftermarket penetration rate.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

F&I revenues increased approximately $0.6 million, or 0.4%, and F&I gross profit per retail unit increased $22, or 1.6%. The growth in F&I revenues and gross profit per retail unit is attributed to an increase in gross profit per service and other aftermarket contracts due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. These increases in gross profit per contract more than offset the impact of a 1.2% decrease in combined retail new and used vehicle unit sales volume and lower penetration rates.

Finance contract revenue decreased 6.1%, primarily due to a 120 basis point decrease in the combined new and used vehicle finance contract penetration rate and a 3.4% decrease in gross profit per finance contract. Finance contract revenue may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 5.9% due primarily to a 12.0% increase in gross profit

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

per service contract, offset partially by a 160 basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 3.3%, driven primarily by an 8.6% increase in gross profit per aftermarket contract, offset partially by a 480 basis point decrease in the other aftermarket penetration rate. During the six months ended June 30, 2017, we began offering service and other aftermarket products from a new vendor, the transition to which disrupted our associates’ selling processes and led to lower penetration rates and gross profit than we would expect going forward. We anticipate that our service contract penetration rate will return to previous levels once the transition period is complete and our associates are more comfortable explaining the benefits provided to our guests by the new product offerings.

Segment Results

In the following tables of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss).

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$2,356,692	$2,352,840	$3,852	0.2%
EchoPark	49,054	29,472	19,582	66.4%
Total consolidated revenues	$2,405,746	$2,382,312	$23,434	1.0%
Segment income (loss) (1):
Franchised Dealerships	$40,544	$53,561	$(13,017)	(24.3%)
EchoPark	(7,517)	(3,206)	(4,311)	(134.5%)
Total segment income (loss)	33,027	50,355	(17,328)	(34.4%)
Interest expense, other, net	(12,764)	(12,205)	(559)	(4.6%)
Other income (expense), net	7	6	1	16.7%
Income (loss) from continuing operations before taxes	$20,270	$38,156	$(17,886)	(46.9%)

Retail new and used vehicle unit sales volume:
Franchised Dealerships	60,953	61,380	(427)	(0.7%)
EchoPark	2,049	1,136	913	80.4%
Total retail new and used vehicle unit sales volume	63,002	62,516	486	0.8%
(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$4,602,717	$4,563,425	$39,292	0.9%
EchoPark	90,851	53,514	37,337	69.8%
Total consolidated revenues	$4,693,568	$4,616,939	$76,629	1.7%
Segment income (loss) (1):
Franchised Dealerships	$74,013	$92,854	$(18,841)	(20.3%)
EchoPark	(12,924)	(6,630)	(6,294)	(94.9%)
Total segment income (loss)	61,089	86,224	(25,135)	(29.2%)
Interest expense, other, net	(26,172)	(24,544)	(1,628)	(6.6%)
Other income (expense), net	(14,495)	110	(14,605)	(13277.3%)
Income (loss) from continuing operations before taxes	$20,422	$61,790	$(41,368)	(66.9%)

Retail new and used vehicle unit sales volume:
Franchised Dealerships	119,522	119,928	(406)	(0.3%)
EchoPark	3,722	2,077	1,645	79.2%
Total retail new and used vehicle unit sales volume	123,244	122,005	1,239	1.0%

(1)Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

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

EchoPark

We opened the first two EchoPark locations in Colorado in November and December 2014, the third location in January 2015, the fourth and fifth locations in June 2016 and the sixth location in June 2017. During 2017 and 2018, we expect to break ground on approximately 15 EchoPark locations in the Florida, Georgia, North Carolina, South Carolina and Texas markets. Our EchoPark business operates independently from our previously existing new and used dealership sales operations and offers customers an exciting shopping and buying experience.

During the three months ended June 30, 2017, EchoPark generated approximately $49.1 million of revenue, up $19.6 million, or 66.4%, and gross profit of approximately $5.3 million, up $2.0 million, or 58.5%. EchoPark retail used vehicle unit sales volume was 2,049 units, up 913 units, or 80.4%, and retail used vehicle gross profit per unit was $875, a decrease of $167, or 16.0%, due primarily to higher costs of acquisition of inventory at auction as we ramped up inventory at our newest locations. EchoPark F&I gross profit per unit was $1,041, down $99, or 8.7%, from the prior year period, driven by lower F&I gross profit per unit at the stores opened in the last twelve months. We believe that as the operating runway at these stores grows, our training and playbook processes will enable our customer experience guides to more effectively provide F&I products to our customers and achieve targeted levels of F&I gross profit per unit. EchoPark incurred a $7.2 million operating loss during the three months ended June 30, 2017, compared to a $3.0 million operating loss in the prior year period, driven primarily by start-up costs associated with opening new stores and approximately $2.4 million of impairment and lease exit charges associated with the closure of two of the stand-alone pre-owned stores we acquired in 2016.

During the six months ended June 30, 2017, EchoPark generated approximately $90.9 million of revenue, up $37.3 million, or 69.8%, and gross profit of approximately $10.0 million, up $3.4 million, or 51.2%. EchoPark retail used vehicle unit sales volume was 3,722 units, up 1,645 units, or 79.2%, and retail used vehicle gross profit per unit was $952, a decrease of $248, or 20.7%, due primarily to higher costs of acquisition of inventory at auction as we ramped up inventory at our newest locations. EchoPark F&I gross profit per unit was $1,102, down $142, or 11.4%, from the prior year period, driven by lower F&I gross profit per unit at the stores opened in the last twelve months. We believe that as the operating runway at these stores grows, our training and playbook

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

processes will enable our customer experience guides to more effectively provide F&I products to our customers and achieve targeted levels of F&I gross profit per unit. EchoPark incurred a $12.4 million operating loss during the six months ended June 30, 2017, compared to a $6.2 million operating loss in the prior year period, driven primarily by start-up costs associated with opening new stores and approximately $2.4 million of impairment and lease exit charges associated with the closure of two of the stand-alone pre-owned stores we acquired in 2016.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including certain customer-related costs (e.g., gasoline and service loaners), insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.

The following tables set forth information related to our reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$171,182	$166,560	$(4,622)	(2.8%)
Advertising	15,344	15,499	155	1.0%
Rent	19,110	18,508	(602)	(3.3%)
Other	88,295	76,637	(11,658)	(15.2%)
Total SG&A expenses	$293,931	$277,204	$(16,727)	(6.0%)

SG&A expenses as a % of gross profit:
Compensation	47.5%	47.1%	(40)	bps
Advertising	4.3%	4.4%	10	bps
Rent	5.3%	5.2%	(10)	bps
Other	24.4%	21.8%	(260)	bps
Total SG&A expenses as a % of gross profit	81.5%	78.5%	(300)	bps

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$347,729	$335,601	$(12,128)	(3.6%)
Advertising	30,602	30,847	245	0.8%
Rent	37,598	37,228	(370)	(1.0%)
Other	170,236	157,904	(12,332)	(7.8%)
Total SG&A expenses	$586,165	$561,580	$(24,585)	(4.4%)

SG&A expenses as a % of gross profit:
Compensation	48.9%	48.0%	(90)	bps
Advertising	4.3%	4.4%	10	bps
Rent	5.3%	5.3%	0	bps
Other	23.9%	22.7%	(120)	bps
Total SG&A expenses as a % of gross profit	82.4%	80.4%	(200)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to storm-related physical damage costs, higher compensation and employee benefit-related expenses related to new manufacturer-awarded open points and EchoPark locations, IT expenses and legal expenses in the three months ended June 30, 2017. Overall SG&A expenses as a percentage of gross profit increased 300 basis points.

Compensation expense increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of compensation and employee benefit-related expenses related to new manufacturer-awarded open points and EchoPark locations.

Advertising expense decreased slightly both in dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business.

Rent expense increased both in dollar amount and as a percentage of gross profit due primarily to lease exit charges related to the relocation of a dealership and the closure of two stand-alone pre-owned stores acquired in 2016.

Other SG&A expenses increased both in dollar amount and as a percentage of gross profit due primarily to increases in storm-related physical damage costs, legal accruals and IT expenses.

On an adjusted basis, SG&A expenses as a percentage of gross profit were 79.7%, up 120 basis points from the prior year period. For the three months ended June 30, 2017, adjusted SG&A expenses exclude approximately $4.6 million of expense due to storm-related physical damage, approximately $1.0 million related to legal accruals and approximately $1.0 million of lease exit charges. There were no adjustments for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher compensation and employee benefit-related expenses, IT expenses, customer-related costs and storm-related physical damage costs in the six months ended June 30, 2017. Overall SG&A expenses as a percentage of gross profit increased 200 basis points.

Compensation expense increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of compensation and employee benefit-related expenses related to new manufacturer-awarded open points and EchoPark locations.

Advertising expense decreased slightly both in dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business.

Rent expense increased in dollar amount and was flat as a percentage of gross profit due primarily to lease exit charges related to the relocation of a dealership and the closure of two stand-alone pre-owned stores acquired in 2016.

Other SG&A expenses increased both in dollar amount and as a percentage of gross profit due primarily to increases in IT expenses, storm-related physical damage costs, customer-related costs, legal accruals and repairs and maintenance.

On an adjusted basis, SG&A expenses as a percentage of gross profit were 81.3%, up 180 basis points from the prior year period. For the six months ended June 30, 2017, adjusted SG&A expenses exclude approximately $7.0 million of expense due to storm-related physical damage and approximately $1.0 million of lease exit charges, offset partially by a net benefit of approximately $0.1 million related to legal settlements. For the six months ended June 30, 2016, adjusted SG&A expenses exclude approximately $6.0 million of expense due to storm-related physical damage.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment Charges

Impairment charges increased approximately $2.4 million and $3.0 million during the three and six months ended June 30, 2017, respectively. Impairment charges for the three and six months ended June 30, 2017 include the write-off of goodwill and property and equipment related to the closure of two stand-alone pre-owned stores that were purchased in 2016, in addition to the write-off of capitalized costs associated with abandonment of certain construction projects. Impairment charges for the three and six months ended June 30, 2016 include the write-off of capitalized costs associated with abandonment of certain construction projects.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $3.0 million, or 15.9%, and $5.7 million, or 15.2%, during the three and six months ended June 30, 2017, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.

Interest Expense, Floor Plan

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Interest expense, floor plan for new vehicles increased approximately $2.2 million, or 36.1%. The average new vehicle floor plan notes payable balance increased approximately $69.1 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.3 million. The average new vehicle floor plan interest rate was 2.38%, compared to 1.84%, resulting in an increase in new vehicle floor plan interest expense of approximately $1.9 million.

Interest expense, floor plan for used vehicles increased approximately $0.2 million, or 43.6%. The average used vehicle floor plan notes payable balance decreased approximately $10.2 million, which did not materially impact floor plan interest expense. The average used vehicle floor plan interest rate was 2.27%, compared to 1.47%, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Interest expense, floor plan for new vehicles increased approximately $3.8 million, or 31.3%. The average new vehicle floor plan notes payable balance increased approximately $20.8 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.2 million. The average new vehicle floor plan interest rate was 2.28%, compared to 1.76%, resulting in an increase in new vehicle floor plan interest expense of approximately $3.6 million.

Interest expense, floor plan for used vehicles increased approximately $0.6 million, or 58.9%. The average used vehicle floor plan notes payable balance increased approximately $1.1 million, which did not materially impact floor plan interest expense. The average used vehicle floor plan interest rate was 2.41%, compared to 1.53%, resulting in an increase in used vehicle floor plan interest expense of approximately $0.6 million.

Interest Expense, Other, Net

Interest expense, other, net is summarized in the schedules below:

	Three Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Stated/coupon interest	$12,041	$11,088	$(953)	(8.6%)
Discount/premium amortization	-	40	40	100.0%
Deferred loan cost amortization	588	628	40	6.4%
Cash flow swap interest	575	1,126	551	48.9%
Capitalized interest	(551)	(827)	(276)	(33.4%)
Other interest	111	150	39	26.0%
Total interest expense, other, net	$12,764	$12,205	$(559)	(4.6%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Stated/coupon interest	$24,149	$22,057	$(2,092)	(9.5%)
Discount/premium amortization	28	80	52	65.0%
Deferred loan cost amortization	1,193	1,250	57	4.6%
Cash flow swap interest	1,590	2,316	726	31.3%
Capitalized interest	(1,010)	(1,463)	(453)	(31.0%)
Other interest	222	304	82	27.0%
Total interest expense, other, net	$26,172	$24,544	$(1,628)	(6.6%)

Interest expense, other, net increased approximately $0.6 million during the three months ended June 30, 2017, primarily due to higher stated/coupon interest, additional mortgage notes payable balances and lower levels of interest capitalized in conjunction with construction projects, offset partially by a decrease in cash flow swap interest payments. Interest expense, other, net increased approximately $1.7 million during the six months ended June 30, 2017, primarily due to higher stated/coupon interest related to approximately $0.7 million of double-carry interest for the period of which the 7.0% Notes and the 6.125% Notes were both outstanding, additional mortgage notes payable balances and lower levels of interest capitalized in conjunction with construction projects, offset partially by a decrease in cash flow swap interest payments.

Other Income (Expense)

Other income, net was flat during the three months ended June 30, 2017. Other expense, net increased approximately $14.6 million during the six months ended June 30, 2017, due to a charge of approximately $14.6 million related to the extinguishment of the 7.0% Notes in the six months ended June 30, 2017.

Income Taxes

The overall effective tax rate from continuing operations was 39.3% and 39.8% for the three and six months ended June 30, 2017, respectively, and was 39.6% and 39.3% for the three and six months ended June 30, 2016, respectively. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Income (loss) from operations	$(162)	$(135)	$(441)	$(327)
Lease exit accrual adjustments and charges	(139)	(227)	(727)	227
Pre-tax income (loss)	$(301)	$(362)	$(1,168)	$(100)
Total revenues	$-	$-	$-	$-

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

We had the following liquidity resources available as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$4,380	$3,108
Availability under the 2016 Revolving Credit Facility	194,087	207,053
Availability under our new and used vehicle floor plan facilities	23,121	46,423
Floor plan deposit balance	23,000	10,000
Total available liquidity resources	$244,588	$266,584

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $23.0 million and $10.0 million as of June 30, 2017 and December 31, 2016, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our combined new and used vehicle floor plan facilities was 2.37% and 2.29% in the three and six months ended June 30, 2017, respectively, and 1.80% and 1.74% in the three and six months ended June 30, 2016, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.7 million and $21.7 million in floor plan assistance in the three and six months ended June 30, 2017, respectively, and approximately $10.9 million and $21.0 million in floor plan assistance in the three and six months ended June 30, 2016, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $11.0 million and $20.9 million in the three and six months ended June 30, 2017, respectively, and approximately $10.3 million and $20.8 million in the three and six months ended June 30, 2016, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

On March 10, 2017, we issued $250.0 million in aggregate principal amount of 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. We used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Notes during the six months ended June 30, 2017. Remaining proceeds from the issuance of the 6.125% Notes will be used for general corporate purposes. The 6.125% Notes are our unsecured senior subordinated obligations and are guaranteed by our domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new dealerships, EchoPark stores and collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages or, alternatively, through our credit facilities. We also fund these projects through cash flows from operations.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital expenditures in the six months ended June 30, 2017 were approximately $121.2 million. Of this amount, $62.4 million was related to facility construction projects and $37.2 million was related to real estate acquisitions, while fixed assets utilized in our dealership operations accounted for the remaining $21.6 million of capital expenditures.

Of the capital expenditures in the six months ended June 30, 2017, approximately $32.4 million was funded through mortgage financing and approximately $88.8 million was funded through cash from operations and use of our credit facilities.  As of June 30, 2017, commitments for facility construction projects totaled approximately $39.5 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the six months ended June 30, 2017, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. During the three and six months ended June 30, 2017, we repurchased approximately 1.2 million and 1.4 million shares of our Class A common stock, respectively, for approximately $22.0 million and $25.9 million, respectively, in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. As of June 30, 2017, our total remaining repurchase authorization was approximately $119.1 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists.

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

Dividends

During the three months ended June 30, 2017, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2017 to be paid on July 14, 2017. Subsequent to June 30, 2017, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of September 15, 2017 to be paid on October 13, 2017. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 6.125% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of restrictions on the payment of dividends.

Cash Flows

Net cash provided by operating activities in the six months ended June 30, 2017 was approximately $92.9 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables, offset partially by increases in inventories and other assets and a decrease in notes payable – floor plan – trade. In the six months ended June 30, 2016, net cash provided by operating activities was approximately $106.7 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables and other assets, offset partially by a decrease in notes payable – floor plan – trade.

Net cash used in investing activities in the six months ended June 30, 2017 was approximately $120.9 million. This use of cash was comprised primarily of purchases of land, property and equipment. Net cash used in investing activities in the six months ended June 30, 2016 was approximately $108.1 million. This use of cash was comprised primarily of purchases of land, property and equipment.

Net cash provided by financing activities in the six months ended June 30, 2017 was approximately $29.3 million. This provision of cash was comprised primarily of proceeds from issuance of long-term debt (including mortgages), offset partially by repurchases of debt securities and purchases of treasury stock. Net cash provided by financing activities in the six months ended June

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

30, 2016 was approximately $0.2 million. This provision of cash was comprised primarily of cash inflows related to borrowing on notes payable – floor plan – non-trade and proceeds from issuance of mortgage-related long-term debt, offset partially by purchases of treasury stock.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $44.6 million and $76.4 million in the six months ended June 30, 2017 and 2016, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $96.6 million and $136.6 million in the six months ended June 30, 2017 and 2016, respectively.

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

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2016 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate swaps (see below), was approximately $1.4 billion at June 30, 2017. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $7.1 million in the six months ended June 30, 2017. Of the total change in interest expense, approximately $6.2 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the six months ended June 30, 2017 due to the leases containing LIBOR floors which were above the LIBOR rate during the six  months ended June 30, 2017.

We also have interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at June 30, 2017 was a net liability of approximately $1.3 million, with $1.8  million included in other accrued liabilities and $1.9 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by an asset of approximately $2.4 million included in other assets in the accompanying condensed consolidated balance sheets. The fair value of these swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with $4.1 million included in other accrued liabilities and $2.4 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by an asset of approximately $2.8 million included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

Under the terms of these cash flow swaps, we will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.2		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$7.0		4.655%	one-month LIBOR	December 10, 2017
$6.4	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$5.9	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		1.320%	one-month LIBOR	July 1, 2017
$250.0	(3)	1.887%	one-month LIBOR	June 30, 2018
$25.0		2.080%	one-month LIBOR	July 1, 2017
$100.0		1.560%	one-month LIBOR	July 1, 2017
$125.0		1.303%	one-month LIBOR	July 1, 2017
$125.0	(4)	1.900%	one-month LIBOR	July 1, 2018
$50.0	(5)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(5)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(6)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(5)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(6)	1.310%	one-month LIBOR	July 1, 2020
$125.0	(4)	1.020%	one-month LIBOR	July 1, 2018

(1)	The one-month LIBOR rate was approximately 1.224% at June 30, 2017.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of this forward-starting swap is July 3, 2017.
(4)	The effective date of these forward-starting swaps is July 1, 2017.
(5)	The effective date of these forward-starting swaps is July 2, 2018.
(6)	The effective date of these forward-starting swaps is July 1, 2019.

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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved, and expect to continue to be involved, in various legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Included in other accrued liabilities and other long-term liabilities at June 30, 2017 was approximately $2.5 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)

April 2017	27,985	$18.88	27,985	$140,507
May 2017	668,517	$18.80	668,517	$127,903
June 2017	486,148	$18.17	486,148	$119,085
Total	1,182,650		1,182,650

(1)

On February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our share repurchase program that we previously announced on January 20, 2016. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
January 2016 authorization	$100,000
February 2017 authorization	100,000
Total active program repurchases prior to June 30, 2017	(80,915)
Current remaining availability as of June 30, 2017	$119,085

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

On and effective as of July 27, 2017, our Board of Directors amended and restated our Amended and Restated Bylaws to reflect the restatement of Section 3.05 therein to provide that directors may be removed from office, with or without cause, by a vote of our stockholders holding shares having a majority of the votes then entitled to be voted at an election of directors and, if any directors are so removed, new directors may be elected at the same meeting.  Formerly, this section provided that a director could only be removed during his term for cause.

The foregoing description is qualified in its entirety by reference to the full text of our Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.5 and incorporated herein by reference.

SONIC AUTOMOTIVE, INC.

Item 6. Exhibits.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated August 7, 1997 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)).

3.2

Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock, dated March 20, 1998 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)).

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated June 16, 1999 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)).

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated April 18, 2017 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)).

3.5*	Amended and Restated Bylaws of Sonic Automotive, Inc., dated July 27, 2017.

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

10.1

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of April 18, 2017 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 6, 2017 (File No. 001-13395)). (1)

10.2

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.3

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

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

SONIC AUTOMOTIVE, INC.

Date: July 28, 2017	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: July 28, 2017	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer

SONIC AUTOMOTIVE, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated August 7, 1997 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)).

3.2

Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock, dated March 20, 1998 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)).

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated June 16, 1999 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)).

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated April 18, 2017 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)).

3.5*	Amended and Restated Bylaws of Sonic Automotive, Inc., dated July 27, 2017.

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

10.1

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of April 18, 2017 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 6, 2017 (File No. 001-13395)). (1)

10.2

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.3

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

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