Form 10-Q
period 2017-09-30
SONIC AUTOMOTIVE INC
filed 2017-10-26
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 23, 2017, there were 31,166,205 shares of Class A common stock and 12,029,375 shares of Class B common stock outstanding.

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

•	our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or complete additional acquisitions;
•	the adverse resolution of one or more significant legal proceedings against us or our franchised dealerships or pre-owned stores;
•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;
•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;
•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;
•	our ability to successfully integrate potential future acquisitions; and
•	the rate and timing of overall economic recovery or decline.

These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars and shares in thousands, except per share amounts)

Revenues:
New vehicles	$1,362,301	$1,375,144	$3,809,302	$3,826,178
Used vehicles	659,724	660,974	1,936,088	1,881,514
Wholesale vehicles	43,098	70,522	130,174	153,141
Total vehicles	2,065,123	2,106,640	5,875,564	5,860,833
Parts, service and collision repair	347,717	361,709	1,060,873	1,059,093
Finance, insurance and other, net	92,861	89,579	262,832	254,940
Total revenues	2,505,701	2,557,928	7,199,269	7,174,866
Cost of Sales:
New vehicles	(1,296,063)	(1,312,756)	(3,622,264)	(3,639,500)
Used vehicles	(620,579)	(621,352)	(1,816,076)	(1,764,393)
Wholesale vehicles	(46,390)	(73,029)	(136,555)	(158,566)
Total vehicles	(1,963,032)	(2,007,137)	(5,574,895)	(5,562,459)
Parts, service and collision repair	(180,047)	(191,706)	(550,788)	(554,867)
Total cost of sales	(2,143,079)	(2,198,843)	(6,125,683)	(6,117,326)
Gross profit	362,622	359,085	1,073,586	1,057,540
Selling, general and administrative expenses	(283,974)	(282,141)	(870,139)	(843,721)
Impairment charges	(200)	(6,089)	(3,315)	(6,240)
Depreciation and amortization	(22,686)	(19,928)	(65,751)	(57,302)
Operating income (loss)	55,762	50,927	134,381	150,277
Other income (expense):
Interest expense, floor plan	(8,882)	(6,672)	(26,413)	(19,797)
Interest expense, other, net	(13,028)	(13,016)	(39,200)	(37,560)
Other income (expense), net	4	11	(14,490)	120
Total other income (expense)	(21,906)	(19,677)	(80,103)	(57,237)
Income (loss) from continuing operations before taxes	33,856	31,250	54,278	93,040
Provision for income taxes for continuing operations - benefit (expense)	(14,126)	(12,281)	(22,254)	(36,565)
Income (loss) from continuing operations	19,730	18,969	32,024	56,475
Discontinued operations:
Income (loss) from discontinued operations before taxes	(481)	(1,413)	(1,650)	(1,513)
Provision for income taxes for discontinued operations - benefit (expense)	191	555	657	595
Income (loss) from discontinued operations	(290)	(858)	(993)	(918)
Net income (loss)	$19,440	$18,111	$31,031	$55,557

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.45	$0.42	$0.72	$1.23
Earnings (loss) per share from discontinued operations	-	(0.02)	(0.02)	(0.02)
Earnings (loss) per common share	$0.45	$0.40	$0.70	$1.21
Weighted average common shares outstanding	43,496	45,118	44,281	45,930

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.45	$0.42	$0.72	$1.22
Earnings (loss) per share from discontinued operations	(0.01)	(0.02)	(0.02)	(0.02)
Earnings (loss) per common share	$0.44	$0.40	$0.70	$1.20
Weighted average common shares outstanding	43,811	45,354	44,585	46,130

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$19,440	$18,111	$31,031	$55,557
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and rate cap agreements	747	4,197	2,891	(3,479)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(284)	(1,595)	(1,099)	1,322
Other comprehensive income (loss)	463	2,602	1,792	(2,157)
Comprehensive income (loss)	$19,903	$20,713	$32,823	$53,400

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$13,379	$3,108
Receivables, net	410,945	430,242
Inventories	1,390,053	1,570,701
Other current assets	18,399	26,993
Total current assets	1,832,776	2,031,044
Property and Equipment, net	1,120,811	1,010,380
Goodwill	526,918	472,437
Other Intangible Assets, net	78,350	80,233
Other Assets	55,714	45,242
Total Assets	$3,614,569	$3,639,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$718,959	$850,537
Notes payable - floor plan - non-trade	600,379	675,353
Trade accounts payable	102,122	117,740
Accrued interest	11,144	13,265
Other accrued liabilities	239,667	236,982
Current maturities of long-term debt	59,475	43,003
Total current liabilities	1,731,746	1,936,880
Long-Term Debt	1,016,390	839,675
Other Long-Term Liabilities	64,123	61,170
Deferred Income Taxes	79,336	76,447
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 63,456,698 shares issued and 31,166,205 shares outstanding at September 30, 2017; 62,967,061 shares issued and 32,703,865 shares outstanding at December 31, 2016	635	630
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2017 and December 31, 2016	121	121
Paid-in capital	730,638	721,695
Retained earnings	565,563	541,146
Accumulated other comprehensive income (loss)	(470)	(2,262)
Treasury stock, at cost; 32,290,493 Class A common stock shares held at September 30, 2017 and 30,263,196 Class A common stock shares held at December 31, 2016	(573,513)	(536,166)
Total Stockholders’ Equity	722,974	725,164
Total Liabilities and Stockholders’ Equity	$3,614,569	$3,639,336

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2016	62,967	$630	(30,263)	$(536,166)	12,029	$121	$721,695	$541,146	$(2,262)	$725,164
Shares awarded under stock compensation plans	490	5	-	-	-	-	41	-	-	46
Purchases of treasury stock	-	-	(2,027)	(37,347)	-	-	-	-	-	(37,347)
Change in fair value of interest rate swap and rate cap agreements, net of tax expense of $1,099	-	-	-	-	-	-	-	-	1,792	1,792
Restricted stock amortization	-	-	-	-	-	-	8,902	-	-	8,902
Net income (loss)	-	-	-	-	-	-	-	31,031	-	31,031
Dividends declared	-	-	-	-	-	-	-	(6,614)	-	(6,614)
Balance at September 30, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$730,638	$565,563	$(470)	$722,974

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,031	$55,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	65,747	57,298
Provision for bad debt expense	657	260
Other amortization	487	487
Debt issuance cost amortization	1,784	1,886
Debt discount amortization, net of premium amortization	157	226
Stock-based compensation expense	8,902	8,394
Deferred income taxes	2,745	8,004
Net distributions from equity investee	17	(123)
Asset impairment charges	3,315	6,240
Loss (gain) on disposal of dealerships and property and equipment	(8,594)	(245)
Loss (gain) on exit of leased dealerships	2,016	1,109
Loss (gain) on retirement of debt	14,607	-
Changes in assets and liabilities that relate to operations:
Receivables	24,330	85,708
Inventories	191,077	94,910
Other assets	(4,286)	63,763
Notes payable - floor plan - trade	(131,578)	(130,579)
Trade accounts payable and other liabilities	(14,282)	(11,362)
Total adjustments	157,101	185,976
Net cash provided by (used in) operating activities	188,132	241,533
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(76,610)	(15,861)
Purchases of land, property and equipment	(181,893)	(155,060)
Proceeds from sales of property and equipment	392	1,050
Proceeds from sales of dealerships	22,578	-
Net cash provided by (used in) investing activities	(235,533)	(169,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(74,974)	(36,748)
Borrowings on revolving credit facilities	253,668	183,275
Repayments on revolving credit facilities	(118,668)	(187,478)
Proceeds from issuance of long-term debt	288,419	99,592
Debt issuance costs	(4,673)	(216)
Principal payments and repurchase of long-term debt	(31,194)	(25,735)
Repurchase of debt securities	(210,914)	-
Purchases of treasury stock	(37,347)	(97,486)
Income tax benefit (expense) associated with stock compensation plans	-	(1,101)
Issuance of shares under stock compensation plans	46	9
Dividends paid	(6,691)	(6,458)
Net cash provided by (used in) financing activities	57,672	(72,346)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,271	(684)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,108	3,625
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,379	$2,941

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of interest rate swap and rate cap agreements (net of tax expense of
$1,099 and benefit of $1,322 in the nine months ended September 30, 2017 and 2016, respectively)	$1,792	$(2,157)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$67,523	$57,149
Income taxes	$30,752	$26,922

See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and nine months ended September 30, 2017 and 2016 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to amend the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this ASU must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This ASU is effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. Sonic plans to adopt this ASU effective January 1, 2018 and anticipates adopting the modified retrospective transition approach. While management is still evaluating the specific financial statement impact and quantitative and qualitative disclosure impact of the provisions of this ASU, management generally expects similar performance obligations to result under this ASU as compared with deliverables and separate units of accounting under current U.S. GAAP and does not expect the adoption of this standard to have a material impact on its financial statements, revenue recognition practices or internal controls. As a result, management expects the amounts and timing of revenue recognition to generally remain the same, with the exception of the timing of revenue recognition related to service and collision repair orders that are incomplete as of a reporting date and certain finance and insurance income earned in periods subsequent to the completion of the initial performance obligation, neither of which are expected to have a material impact on reported results of operations.

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

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (early adoption is permitted). Sonic adopted this ASU effective January 1, 2017. Upon adoption of this ASU, interim period and annual income tax expense is affected by stock option exercises and restricted stock and restricted stock unit vesting activity, potentially creating volatility in Sonic’s effective income tax rate from period to period. See the heading “Income Tax Expense” below for further discussion of the impact of the adoption of this ASU on Sonic’s effective income tax rate for the three and nine months ended September 30, 2017.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in ASC 815. This ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). Sonic is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.

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

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2016	$9,790
Lease exit expense (1)	2,016
Payments (2)	(2,671)
Other (3)	(1,377)
Balance at September 30, 2017	$7,758

(1)

Expense of approximately $0.1 million is recorded in interest expense, other, net and expense of approximately $0.8 million is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. In addition, expense of approximately $1.1 million is recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense, with approximately $0.7 million recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income and approximately $2.0 million recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.

(3)	Amount represents the cash settlement of accruals related to certain deferred maintenance costs and other liabilities related to lease termination.

Income Tax Expense – The overall effective tax rate from continuing operations was 41.7% and 41.0% for the three and nine months ended September 30, 2017, respectively, and was 39.3% for both the three and nine months ended September 30, 2016. Income tax expense for the three and nine months ended September 30, 2017 includes a $0.4 million discrete charge related to a non-deductible asset impairment charge. Income tax expense for the nine months ended September 30, 2017 includes a benefit of approximately $0.5 million as a result of the adoption of ASU 2016-09 discussed above. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

2. Business Acquisitions and Dispositions

Acquisitions – During the three months ended September 30, 2017, Sonic acquired a stand-alone pre-owned vehicle business for approximately $76.6 million.  During the nine months ended September 30, 2016, Sonic acquired three stand-alone pre-owned vehicle businesses and related real estate for approximately $15.9 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dispositions – Sonic disposed of one mid-line import franchise during the three months ended September 30, 2017 that generated net cash of approximately $22.6 million. Sonic did not dispose of any franchises during the nine months ended September 30, 2016.

Revenues and other activities associated with disposed dealerships classified as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income (loss) from operations	$(119)	$(212)	$(561)	$(539)
Lease exit accrual adjustments and charges	(362)	(1,201)	(1,089)	(974)
Pre-tax income (loss)	$(481)	$(1,413)	$(1,650)	$(1,513)
Total revenues	$-	$-	$-	$-

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income (loss) from operations	$(70)	$160	$203	$124
Gain (loss) on disposal	8,490	29	8,466	(30)
Pre-tax income (loss)	$8,420	$189	$8,669	$94
Total revenues	$7,082	$17,679	$36,447	$49,778

3. Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
New vehicles	$894,382	$1,088,814
Used vehicles	296,929	282,288
Service loaners	130,657	128,821
Parts, accessories and other	68,085	70,778
Net inventories	$1,390,053	$1,570,701

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Land	$351,367	$306,457
Building and improvements	869,382	777,766
Software and computer equipment	143,239	128,366
Parts and service equipment	104,483	93,901
Office equipment and fixtures	95,236	86,216
Company vehicles	9,595	9,107
Construction in progress	61,676	62,982
Total, at cost	1,634,978	1,464,795
Less accumulated depreciation	(510,678)	(450,184)
Subtotal	1,124,300	1,014,611
Less assets held for sale (1)	(3,489)	(4,231)
Property and equipment, net	$1,120,811	$1,010,380

(1)Classified in other current assets in the accompanying condensed consolidated balance sheets.

In the three and nine months ended September 30, 2017, capital expenditures were approximately $60.7 million and $181.9 million, respectively, and in the three and nine months ended September 30, 2016, capital expenditures were approximately $46.1 million and $155.1 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and pre-owned stores, building improvements and equipment purchased for use in Sonic’s franchised dealerships and pre-owned stores. Assets held for sale as of September 30, 2017 and December 31, 2016 consists of vacant land that Sonic expects to dispose of in the next 12 months.

Impairment charges for the three and nine months ended September 30, 2017 were approximately $0.2 million and $3.3 million, respectively, which include the write-off of goodwill and property and equipment as part of the closure of two stand-alone pre-owned stores that were purchased in 2016, and the write-off of costs associated with certain construction projects. Impairment charges for the three and nine months ended September 30, 2016 were approximately $6.1 million and $6.2 million, respectively, related to the write-off of property and equipment to be demolished in conjunction with a facility construction project and the write-off of costs associated with certain construction projects.

5. Goodwill and Intangible Assets

The carrying amount of goodwill was approximately $526.9 million and $472.4 million, as of September 30, 2017 and December 31, 2016, respectively. Sonic allocated approximately $60.0 million of goodwill to the current year acquisition, reduced goodwill by approximately $4.6 million for the disposition of a dealership and impaired approximately $0.9 million of goodwill in the nine months ended September 30, 2017 related to the closure of two stand-alone pre-owned stores that were purchased in 2016. The carrying amount of goodwill is net of accumulated impairment losses of approximately $797.6 million and $796.7 million, as of September 30, 2017 and December 31, 2016, respectively. The carrying amount of franchise assets was approximately $73.5 million and $74.9 million, as of September 30, 2017 and December 31, 2016, respectively. Sonic reduced franchise assets by approximately $1.4 million for the disposition of a dealership in the nine months ended September 30, 2017.

At December 31, 2016, Sonic had approximately $5.3 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2017 was approximately $4.9 million. Both franchise assets and favorable lease agreement assets are included in other intangible assets, net in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
2016 Revolving Credit Facility (1)	$135,000	$-
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	-	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	-
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	197,053	176,369
Mortgage notes to finance companies-variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	214,132	227,342
Net debt discount and premium (2)	-	(1,258)
Debt issuance costs	(13,625)	(13,328)
Other	4,032	4,280
Total debt	$1,075,865	$882,678
Less current maturities	(59,475)	(43,003)
Long-term debt	$1,016,390	$839,675

(1)	The interest rate on the 2016 Revolving Credit Facility (as defined below) was 225 basis points above LIBOR for both September 30, 2017 and December 31, 2016.
(2)	December 31, 2016 includes a $1.1 million discount associated with the 7.0% Notes and a $0.2 million discount associated with mortgage notes payable.

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

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at Sonic’s option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of September 30, 2017, the 2016 Revolving Borrowing Base was approximately $236.3 million. As of September 30, 2017, Sonic had $135.0 million outstanding borrowings and approximately $17.3 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of $84.0 million under the 2016 Revolving Credit Facility.

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

6.125% Notes

On March 10, 2017, Sonic issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Notes on March 27, 2017. Remaining proceeds from the issuance of the 6.125% Notes will be used for general corporate purposes. The 6.125% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Sonic may redeem the 6.125% Notes, in whole or in part, at any time on or after March 15, 2022 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on March 15, 2022	103.063%
Beginning on March 15, 2023	102.042%
Beginning on March 15, 2024	101.021%
Beginning on March 15, 2025 and thereafter	100.000%

Before March 15, 2022, Sonic may redeem all or a part of the 6.125% Notes at a redemption price equal to 100.0% of the principal amount of the 6.125% Notes redeemed, plus the Applicable Premium (as defined in the indenture governing the 6.125% Notes) and any accrued and unpaid interest, if any, to the redemption date. In addition, on or before March 15, 2020, Sonic may redeem up to 35% of the aggregate principal amount of the 6.125% Notes at a redemption price equal to 106.125% of the par value of the 6.125% Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date with proceeds from certain equity offerings. The indenture governing the 6.125% Notes also provides that holders of the 6.125% Notes may require Sonic to repurchase the 6.125% Notes at a purchase price equal to 101.0% of the par value of the 6.125% Notes, plus accrued and unpaid interest, if any, to the date of purchase if Sonic undergoes a Change of Control (as defined in the indenture governing the 6.125% Notes).

The indenture governing the 6.125% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B common stock in excess of $0.12 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B common stock if Sonic complies with the terms of the indenture governing the 6.125% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of September 30, 2017.

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

Mortgage Notes

During the nine months ended September 30, 2017, Sonic obtained approximately $38.4 million in mortgage financing related to seven of its operating locations. As of September 30, 2017, the weighted average interest rate was 4.01% and the total outstanding principal balance was approximately $411.2 million, related to approximately 45% of Sonic’s operating locations. These mortgage

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates for these mortgage notes range between 2017 and 2033.

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

Sonic was in compliance with the covenants under the 2016 Credit Facilities as of September 30, 2017. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
September 30, 2017 actual	1.12	1.75	4.84

The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.

After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of September 30, 2017, Sonic had approximately $113.6 million of net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants as of September 30, 2017.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2017, the ratio was 3.83 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. In addition, Sonic has interest rate cap agreements to limit its exposure to increases in LIBOR rates above certain levels. Under the terms of these cash flow swaps and interest rate caps, interest rates reset monthly. The fair value of these interest rate swap and rate cap positions at September 30, 2017 was a net asset of approximately $1.4 million, with approximately $3.8 million included in other assets and approximately $0.5 million included in other current assets in the accompanying condensed consolidated balance sheets, offset partially by approximately $1.8 million included in other accrued liabilities and approximately $1.1 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of the interest rate swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with approximately $4.1 million included in other accrued liabilities and approximately $2.4 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by approximately $2.8 million included in other assets in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$6.8		4.655%	one-month LIBOR	December 10, 2017
$250.0		1.887%	one-month LIBOR	June 30, 2018
$125.0		1.900%	one-month LIBOR	July 1, 2018
$50.0	(2)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(2)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(3)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(2)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(3)	1.310%	one-month LIBOR	July 1, 2020
$125.0		1.020%	one-month LIBOR	July 1, 2018
$62.5	(4)	2.000%	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	one-month LIBOR	July 1, 2021

(1)	The one-month LIBOR rate was approximately 1.232% at September 30, 2017.
(2)	The effective date of these forward-starting swaps is July 2, 2018.
(3)	The effective date of these forward-starting swaps is July 1, 2019.
(4)

The notional amount of these interest rate caps adjusts over the term of the agreement as follows: $62.5 million from September 1, 2017 to June 30, 2018, $93.75 million from July 1, 2018 to June 30, 2019, $78.125 million from July 1, 2019 to June 30, 2020, and $37.5 million from July 1, 2020 to July 1, 2021.

Sonic previously had non-hedging swaps that have matured, but the instruments impact on the income statement is as follows: for the interest rate swaps not designated as cash flow hedges, the changes in the fair value of these swaps are recognized through earnings and are included in interest expense, other, net in the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2017, these items were a benefit of approximately $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2016, these items were a benefit of approximately $0.2 million and $0.4 million, respectively.

For the interest rate swaps and rate caps that qualify as cash flow hedges, the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these instruments was approximately $0.7 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, and approximately $1.5 million and $4.1 million for the three and nine months ended September 30, 2016, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $0.8 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following tables illustrate the dilutive effect of such items on earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	43,496	$19,730		$(290)		$19,440
Effect of participating securities:
Non-vested restricted stock		(18)		-		(18)
Basic earnings (loss) and shares	43,496	$19,712	$0.45	$(290)	$-	$19,422	$0.45
Effect of dilutive securities:
Stock compensation plans	315
Diluted earnings (loss) and shares	43,811	$19,712	$0.45	$(290)	$(0.01)	$19,422	$0.44

	Three Months Ended September 30, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	45,118	$18,969		$(858)		$18,111
Effect of participating securities:
Non-vested restricted stock		(11)		-		(11)
Basic earnings (loss) and shares	45,118	$18,958	$0.42	$(858)	$(0.02)	$18,100	$0.40
Effect of dilutive securities:
Stock compensation plans	236
Diluted earnings (loss) and shares	45,354	$18,958	$0.42	$(858)	$(0.02)	$18,100	$0.40

	Nine Months Ended September 30, 2017
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	44,281	$32,024		$(993)		$31,031
Effect of participating securities:
Non-vested restricted stock		(28)		-		(28)
Basic earnings (loss) and shares	44,281	$31,996	$0.72	$(993)	$(0.02)	$31,003	$0.70
Effect of dilutive securities:
Stock compensation plans	304
Diluted earnings (loss) and shares	44,585	$31,996	$0.72	$(993)	$(0.02)	$31,003	$0.70

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	45,930	$56,475		$(918)		$55,557
Effect of participating securities:
Non-vested restricted stock		(31)		-		(31)
Basic earnings (loss) and shares	45,930	$56,444	$1.23	$(918)	$(0.02)	$55,526	$1.21
Effect of dilutive securities:
Stock compensation plans	200
Diluted earnings (loss) and shares	46,130	$56,444	$1.22	$(918)	$(0.02)	$55,526	$1.20

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

Included in other accrued liabilities and other long-term liabilities at September 30, 2017 was approximately $3.0 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2016 was approximately $0.3 million and $0.2 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $0.5 million at both September 30, 2017 and December 31, 2016. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2017.

Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both September 30, 2017 and December 31, 2016.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnout Consideration

In association with the acquisition of a business, Sonic entered into an earnout agreement whereby the seller may be entitled to certain earnout payments based on the acquired business achieving certain earnings targets over a 10-year period, not to exceed a maximum aggregate earnout payment of $80.0 million. As management has not yet finalized the purchase accounting estimates for this acquisition, the estimated fair value of this earnout agreement and the amount recorded for this contingency have not yet been determined.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2017	December 31, 2016
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$32,745	$31,475
Cash flow swaps and interest rate caps designated as hedges (2)	4,290	2,772
Total assets	$37,035	$34,247

Liabilities:
Cash flow swaps and interest rate caps designated as hedges (3)	$2,903	$6,135
Cash flow swaps not designated as hedges (4)	-	346
Deferred compensation plan (5)	17,216	14,824
Total liabilities	$20,119	$21,305

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
(2)

As of September 30, 2017, approximately $0.5 million and $3.8 million were included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2016, approximately $2.8 million was included in other assets in the accompanying condensed consolidated balance sheets.

(3)

As of September 30, 2017, approximately $1.8 million and $1.1 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2016, approximately $3.7 million and $2.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)	Included in other accrued liabilities in the accompanying condensed consolidated balance sheets.
(5)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

During the three months ended September 30, 2016, Sonic acquired three stand-alone pre-owned vehicle businesses and related real estate. As a result of continued operating losses at these locations, management decided to cease operations of two of these businesses during the nine months ended September 30, 2017. As these businesses were never integrated into the reporting unit after acquisition, and thus the benefits of acquired goodwill were never realized by the rest of the reporting unit, Sonic determined that it was appropriate to impair approximately $0.9 million of goodwill related to the closure of these two businesses. In addition, Sonic impaired approximately $0.8 million of property and equipment related to the two closed businesses’ operating locations. Other than these items, there were no instances in the nine months ended September 30, 2017 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of October 1, 2017, or as events or changes in circumstances require.

As of September 30, 2017 and December 31, 2016, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2017 and December 31, 2016, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1)	$-	$-	$211,000	$198,871
5.0% Notes (1)	$282,764	$289,273	$284,934	$289,273
6.125% Notes (1)	$256,875	$250,000	$-	$-
Mortgage Notes (2)	$200,614	$197,053	$185,979	$176,369
Other (2)	$3,836	$4,031	$4,057	$4,280

(1)	As determined by market quotations as of September 30, 2017 and December 31, 2016, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2016	$(2,085)	$(177)	$(2,262)
Other comprehensive income (loss) before reclassifications (1)	27	-	27
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	1,765	-	1,765
Net current-period other comprehensive income (loss)	1,792	-	1,792
Balance at September 30, 2017	$(293)	$(177)	$(470)

(1)	Net of tax expense of $18.
(2)	Net of tax expense of $1,081.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Segment Information

As of September 30, 2017, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) stand-alone pre-owned vehicle specialty retail locations that buy and sell used vehicles, perform vehicle repair and maintenance services, and arrange finance and insurance products under the EchoPark and other pre-owned brands (the “Pre-Owned Stores Segment”).

The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of: (1) the Company’s Chief Executive Officer and President; (2) the Company’s Executive Vice President and Chief Financial Officer; and (3) the Company’s Executive Vice President of Operations. Sonic has determined that its operating segments also represent its reportable segments.

SONIC AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment revenues and segment income (loss) for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
Franchised Dealerships	$2,448,574	$2,514,240	$7,051,291	$7,077,666
Pre-Owned Stores	57,127	43,688	147,978	97,200
Total consolidated revenues	$2,505,701	$2,557,928	$7,199,269	$7,174,866

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships	$51,384	$48,265	$125,397	$141,119
Pre-Owned Stores	(4,504)	(4,010)	(17,429)	(10,639)
Total segment income (loss)	46,880	44,255	107,968	130,480
Interest expense, other, net	(13,028)	(13,016)	(39,200)	(37,560)
Other income (expense), net	4	11	(14,490)	120
Income (loss) from continuing operations before taxes	$33,856	$31,250	$54,278	$93,040

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

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

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of September 30, 2017, we operated 116 new vehicle franchises in 13 states (representing 25 different brands of cars and light trucks), 18 collision repair centers and eight pre-owned stores. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As a result of the way we manage our business, we had two operating segments as of September 30, 2017: (1) Franchised Dealerships Segment and (2) Pre-Owned Stores Segment. As of September 30, 2017, we operated 104 stores in the Franchised Dealerships Segment and eight stores in the Pre-Owned Stores Segment.

The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. The Pre-Owned Stores Segment provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in stand-alone pre-owned vehicle specialty retail locations and includes our EchoPark stores. Our pre-owned stores business operates independently from our franchised dealerships business and offers customers an exciting shopping and buying experience. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of September 30, 2017, we had six EchoPark stores in operation in Colorado. By the end of 2018, we expect to break ground on approximately 10 EchoPark locations in the Florida, Georgia, North Carolina, South Carolina and Texas markets. We believe that the expansion of our pre-owned stores business will provide long-term benefits to our Company, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience” (“OSOE”). This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our guests by allowing them to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the OSOE initiative at our dealerships in Charlotte, North Carolina. During 2016, we introduced the technology component of the initiative to 14 additional stores in our Alabama, California and Tennessee markets, and, in the first half of 2017, we launched OSOE at our BMW dealership in Greenville, South Carolina and our Audi and Honda dealerships in Pensacola, Florida. Additional market implementations are dependent upon the results of operations at our existing OSOE stores and the completion of migration activities and required market/brand specific technology modifications. We believe that our OSOE initiative will provide long-term benefits to our Company, our stockholders and our guests. However, in the short term, our OSOE initiative may negatively impact our overall operating results as we allocate management and capital resources to this initiative.

Executive Summary

The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) decreased 2.3% to 17.1 million vehicles in the three months ended September 30, 2017, from 17.5 million vehicles in the three months ended September 30, 2016, and decreased 1.2% to 17.0 million vehicles, in the nine months ended September 30, 2017, compared to 17.2 million vehicles in the nine months ended September 30, 2016, according to data from Bloomberg Financial Markets, provided by Stephens Inc. For 2017, analysts’ average industry expectation for the new vehicle SAAR is approximately 17.0 million vehicles. We currently estimate the 2017 new vehicle SAAR will be between 16.8 million and 17.0 million vehicles. Changes in consumer confidence,

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

replacement demand as a result of natural disasters, availability of consumer financing, manufacturer inventory production levels or incentive levels from the automotive manufacturers could cause actual 2017 new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our current operational focus is to grow our retail new vehicle sales (as opposed to fleet new vehicle sales, which is a minimal part of our business), and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to PIN from J.D. Power, retail SAAR was 14.1 million vehicles for the three months ended September 30, 2017, a decrease of 1.4% from the prior year period, and 13.8 million vehicles for the nine months ended September 30, 2017, flat compared to the prior year period.

We operate 19 franchise stores and five collision repair centers in the greater Houston market, which represent approximately 20% of our total revenues. Hurricane Harvey affected store operations at all of our Houston market locations, resulting in temporary store closures in late August and early September 2017 as well as significant inventory and facility damage at certain locations. Hurricane Irma affected store operations in the Alabama, Florida and Georgia markets to varying degrees, resulting in temporary store closures during September 2017. Twenty-four stores in these markets were impacted by Hurricane Irma, with the most significant operational impact at 11 of our Florida stores. As of and since September 15, 2017, all of our businesses affected by Hurricanes Harvey and Irma were operating, with some stores operating on a limited basis due to facility damage and the impact of ongoing recovery efforts in these communities. Earlier in the third quarter of 2017, certain of our Ohio stores were impacted by a hail storm. The affected businesses are covered by insurance policies, subject to certain deductibles, resulting in estimated storm-related charges of approximately $3.0 million for the three months ended September 30, 2017.

Our same store retail new vehicle revenue decreased 1.8% and 2.1% during the three and nine months ended September 30, 2017, respectively, driven primarily by a 1.7% and 2.3% decrease in retail new vehicle unit sales volume, respectively. Retail new vehicle gross profit increased 3.6% during the three months ended September 30, 2017, driven primarily by an increase in retail new vehicle gross profit per unit. Retail new vehicle gross profit decreased 1.0% during the nine months ended September 30, 2017, driven primarily by lower retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $96, or 5.4%, to $1,856 in the three months ended September 30, 2017, and increased $26, or 1.4%, to $1,926 in the nine months ended September 30, 2017.

Our same store retail used vehicle revenue decreased 2.1% and was flat during the three and nine months ended September 30, 2017, respectively, driven by a 2.3% and 0.4% decrease in retail used vehicle unit sales volume, respectively. Retail used vehicle gross profit decreased 3.4% and 0.5% during the three and nine months ended September 30, 2017, respectively, driven by a decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $15, or 1.2%, to $1,224 in the three months ended September 30, 2017 and decreased $1, or 0.1%, to $1,265 in the nine months ended September 30, 2017. Our same store wholesale vehicle gross loss increased approximately $0.7 million, or 28.8%, during the three months ended September 30, 2017, driven primarily by a 26.1% decrease in wholesale unit sales volume. Our same store wholesale vehicle gross loss increased approximately $0.8 million, or 15.7%, during the nine months ended September 30, 2017, driven primarily by higher losses per unit. The decrease in wholesale unit sales volume during the three and nine months ended September 30, 2017 was primarily driven by the seasonal fluctuations in the pre-owned vehicle market and effects of used vehicle inventory optimization to prepare for consumer demand heading into the fourth quarter. We focus on maintaining used vehicle inventory days’ supply in the 30- to 40-day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 38 days as of September 30, 2017, up one day compared to September 30, 2016 (adjusted for “stop-sale” vehicles).

Our same store Fixed Operations revenue decreased 4.1% and 0.5% during the three and nine months ended September 30, 2017, respectively. Fixed Operations gross profit decreased 1.5% during the three months ended September 30, 2017, driven primarily by lost business days as a result of Hurricanes Harvey and Irma. Fixed Operations gross profit increased 0.5% during the nine months ended September 30, 2017. Fixed Operations gross margin increased 130 basis points to 48.2% in the three months ended September 30, 2017, and increased 50 basis points to 48.0% in the nine months ended September 30, 2017, compared to the prior year period.

Our same store F&I revenue increased 2.7% and 1.1% during the three and nine months ended September 30, 2017, respectively, driven by a 4.7% and 2.6% increase in F&I gross profit per retail unit, respectively, offset partially by lower retail unit sales volume. F&I gross profit per retail unit increased $64 to $1,404 in the three months ended September 30, 2017 and increased $34 to $1,381 in the nine months ended September 30, 2017. We believe that our proprietary software applications, playbook processes and customer-centric selling approach continue to drive increases in F&I gross profit per retail unit. We believe we will continue to improve in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our franchised dealerships and pre-owned stores.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment charges decreased approximately $5.9 million and $2.9 million during the three and nine months ended September 30, 2017, respectively. Impairment charges for the three and nine months ended September 30, 2017 include the write-off of goodwill and property and equipment related to the closure of two stand-alone pre-owned stores that were acquired in 2016, in addition to the write-off of capitalized costs associated with certain construction projects. Impairment charges for the three and nine months ended September 30, 2016 include the write-off of property and equipment to be demolished in conjunction with a facility construction project and the write-off of costs associated with certain construction projects. Depreciation and amortization expense increased approximately $2.8 million and $8.4 million during the three and nine months ended September 30, 2017, respectively, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships and pre-owned stores. Interest expense, floor plan increased approximately $2.2 million and $6.6 million for the three and nine months ended September 30, 2017, respectively, due primarily to higher effective interest rates on floor plan notes payable. Interest expense, other, net includes the effects of higher stated/coupon interest related to approximately $0.7 million of double-carry interest for the period during which the 7.0% Notes and the 6.125% Notes were both outstanding during the nine months ended September 30, 2017. For the nine months ended September 30, 2017, other income (expense), net includes a charge of approximately $14.6 million related to the extinguishment of the 7.0% Notes.

Income from continuing operations before taxes for the three months ended September 30, 2017 increased approximately $2.6 million and was impacted by certain pre-tax charges, including a benefit of approximately $8.5 million from the disposal of a dealership, partially offset by an expense of approximately $3.0 million due to storm-related physical damage, approximately $1.0 million of legal and other charges and approximately $0.2 million of impairment charges. Income from continuing operations before taxes for the three months ended September 30, 2016 was impacted by certain pre-tax charges which include approximately $6.1 million of impairment charges and approximately $0.1 million of legal expense, partially offset by a benefit of approximately $2.4 million related to adjustments to storm-related physical damage accruals.

Income from continuing operations before taxes for the nine months ended September 30, 2017 decreased approximately $38.8 million and was impacted by certain pre-tax charges, including an expense of approximately $10.0 million due to storm-related physical damage, approximately $1.8 million of legal and other charges, and approximately $3.3 million of impairment charges, partially offset by a benefit of approximately $8.5 million from the disposal of a dealership. Interest expense, other, net during the nine months ended September 30, 2017 includes the effects of higher stated/coupon interest related to approximately $0.7 million of double-carry interest for the period during which the 7.0% Notes and the 6.125% Notes were both outstanding. For the nine months ended September 30, 2017, other income (expense), net includes a charge of approximately $14.6 million related to the extinguishment of the 7.0% Notes. Income from continuing operations before taxes for the nine months ended September 30, 2016 was impacted by certain pre-tax charges, which include approximately $3.6 million of expense due to storm-related physical damage, approximately $6.1 million of impairment charges and approximately $0.1 million of legal expense.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2017	2016	2017	2016
Luxury:
BMW	17.2%	19.7%	19.1%	20.1%
Mercedes	9.5%	10.7%	10.1%	10.2%
Lexus	6.4%	5.8%	5.9%	5.7%
Audi	6.2%	5.1%	5.7%	5.1%
Land Rover	3.3%	3.0%	3.4%	3.4%
Cadillac	2.6%	3.4%	2.7%	3.3%
Porsche	2.5%	2.3%	2.5%	2.3%
MINI	1.3%	1.5%	1.4%	1.7%
Other luxury (1)	3.2%	3.2%	2.8%	3.1%
Total Luxury	52.2%	54.7%	53.6%	54.9%
Mid-line Import:
Honda	17.8%	17.5%	18.1%	17.5%
Toyota	12.6%	11.7%	12.1%	11.5%
Volkswagen	1.9%	1.6%	1.7%	1.5%
Hyundai	1.5%	1.3%	1.5%	1.3%
Other imports (2)	1.5%	1.5%	1.5%	1.5%
Total Mid-line Import	35.3%	33.6%	34.9%	33.3%
Domestic:
Ford	7.7%	6.5%	7.0%	6.5%
General Motors (3)	4.8%	5.2%	4.5%	5.3%
Total Domestic	12.5%	11.7%	11.5%	11.8%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes Volvo, Acura, Infiniti and Jaguar.
(2)	Includes Nissan, Kia, Scion and Subaru.
(3)	Includes Buick, Chevrolet and GMC.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the three and nine months ended September 30, 2017 are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and pre-owned stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

New Vehicles

The automobile retail industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The total and retail SAAR below reflect all brands marketed or sold in the United States. The total and retail SAAR include brands we do not sell and markets in which we do not operate; therefore, our new vehicle sales may not trend directly in line with the total and retail SAAR. We believe that retail SAAR is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of vehicles)	2017	2016	% Change	2017	2016	% Change
Retail SAAR (1)	14.1	14.3	(1.4%)	13.8	13.8	0.0%
Fleet SAAR	3.0	3.2	(6.2%)	3.2	3.4	(5.9%)
Total SAAR (2)	17.1	17.5	(2.3%)	17.0	17.2	(1.2%)
(1)	Source: PIN from J.D. Power
(2)	Source: Bloomberg Financial Markets, provided by Stephens Inc.

The following tables provide a reconciliation of same store basis and reported basis for total new vehicles (retail and fleet sales):

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,348,084	$1,365,641	$(17,557)	(1.3%)
Acquisitions and dispositions	14,217	9,503	4,714	NM
Total as reported	$1,362,301	$1,375,144	$(12,843)	(0.9%)

Total new vehicle gross profit:
Same store	$64,316	$62,202	$2,114	3.4%
Acquisitions and dispositions	1,922	186	1,736	NM
Total as reported	$66,238	$62,388	$3,850	6.2%

Total new vehicle units:
Same store	35,063	35,639	(576)	(1.6%)
Acquisitions and dispositions	426	415	11	NM
Total as reported	35,489	36,054	(565)	(1.6%)

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$3,749,137	$3,799,558	$(50,421)	(1.3%)
Acquisitions and dispositions	60,165	26,620	33,545	NM
Total as reported	$3,809,302	$3,826,178	$(16,876)	(0.4%)

Total new vehicle gross profit:
Same store	$183,239	$186,356	$(3,117)	(1.7%)
Acquisitions and dispositions	3,799	322	3,477	NM
Total as reported	$187,038	$186,678	$360	0.2%

Total new vehicle units:
Same store	97,348	99,275	(1,927)	(1.9%)
Acquisitions and dispositions	1,784	1,166	618	NM
Total as reported	99,132	100,441	(1,309)	(1.3%)

NM = Not Meaningful

Our reported new vehicle results (including fleet) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,362,301	$1,375,144	$(12,843)	(0.9%)
Gross profit	$66,238	$62,388	$3,850	6.2%
Unit sales	35,489	36,054	(565)	(1.6%)
Revenue per unit	$38,387	$38,141	$246	0.6%
Gross profit per unit	$1,866	$1,730	$136	7.9%
Gross profit as a % of revenue	4.9%	4.5%	40	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$3,809,302	$3,826,178	$(16,876)	(0.4%)
Gross profit	$187,038	$186,678	$360	0.2%
Unit sales	99,132	100,441	(1,309)	(1.3%)
Revenue per unit	$38,427	$38,094	$333	0.9%
Gross profit per unit	$1,887	$1,859	$28	1.5%
Gross profit as a % of revenue	4.9%	4.9%	0	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store new vehicle results (including fleet) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,348,084	$1,365,641	$(17,557)	(1.3%)
Gross profit	$64,316	$62,202	$2,114	3.4%
Unit sales	35,063	35,639	(576)	(1.6%)
Revenue per unit	$38,447	$38,319	$128	0.3%
Gross profit per unit	$1,834	$1,745	$89	5.1%
Gross profit as a % of revenue	4.8%	4.6%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$3,749,137	$3,799,558	$(50,421)	(1.3%)
Gross profit	$183,239	$186,356	$(3,117)	(1.7%)
Unit sales	97,348	99,275	(1,927)	(1.9%)
Revenue per unit	$38,513	$38,273	$240	0.6%
Gross profit per unit	$1,882	$1,877	$5	0.3%
Gross profit as a % of revenue	4.9%	4.9%	0	bps

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Excluding fleet sales, our retail new vehicle revenue decreased 1.8% and our retail new vehicle unit sales volume decreased 1.7%, driven primarily by decreases in retail new vehicle unit sales volume at our BMW, Mercedes and Cadillac dealerships, offset partially by increases in retail new vehicle unit sales volume at our Toyota, Audi and Volkswagen dealerships. Excluding fleet sales, our retail new vehicle gross profit increased approximately $2.2 million, or 3.6%, primarily driven by increases in retail new vehicle gross profit at our BMW, Ford and Audi dealerships. Our gross profit per retail new vehicle unit increased $96, or 5.4%, primarily driven by increases in gross profit per retail new vehicle unit at our BMW, Ford and Audi dealerships, offset partially by decreases in gross profit per retail new vehicle unit at our Cadillac, Mercedes and Jaguar dealerships. As a result of replacement vehicle demand due to Hurricane Harvey, our Houston market experienced an 11.0% increase in retail new vehicle unit sales volume and contributed $68 per unit to the overall increase in gross profit per retail new vehicle unit. Due in part to lost selling days due to Hurricane Irma, our Florida market experienced a 9.9% decrease in retail new vehicle unit sales volume.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Excluding fleet sales, our retail new vehicle revenue decreased 2.1% and our retail new vehicle unit sales volume decreased 2.3%, driven primarily by decreases in retail new vehicle unit sales volume at our BMW, General Motors (excluding Cadillac) and Mercedes dealerships, offset partially by increases in retail new vehicle unit sales volume at our Toyota, Honda and Hyundai dealerships. Excluding fleet sales, our retail new vehicle gross profit decreased approximately $1.8 million, or 1.0%, primarily driven by decreases in retail new vehicle gross profit at our Cadillac, General Motors (excluding Cadillac) and Lexus dealerships, offset partially by increases in retail new vehicle gross profit at our BMW, Honda and Ford dealerships. Our gross profit per retail new vehicle unit increased $26, or 1.4%, primarily driven by increases in gross profit per retail new vehicle unit at our BMW, Honda and Ford dealerships, offset partially by decreases in gross profit per retail new vehicle unit at our Cadillac, General Motors (excluding Cadillac) and Lexus dealerships. Our Houston market continued to weigh on our retail new vehicle results, experiencing a 3.4% decrease in retail new vehicle unit sales volume, despite the positive effects of increased retail new vehicle unit sales volume in the three months ended September 30, 2017.

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

The following tables provide a reconciliation of same store basis and reported basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$640,993	$654,938	$(13,945)	(2.1%)
Acquisitions and dispositions	18,731	6,036	12,695	NM
Total as reported	$659,724	$660,974	$(1,250)	(0.2%)

Total used vehicle gross profit:
Same store	$36,541	$37,841	$(1,300)	(3.4%)
Acquisitions and dispositions	2,604	1,781	823	NM
Total as reported	$39,145	$39,622	$(477)	(1.2%)

Total used vehicle units:
Same store	29,854	30,554	(700)	(2.3%)
Acquisitions and dispositions	987	379	608	NM
Total as reported	30,841	30,933	(92)	(0.3%)

NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,867,337	$1,867,041	$296	0.0%
Acquisitions and dispositions	68,751	14,473	54,278	NM
Total as reported	$1,936,088	$1,881,514	$54,574	2.9%

Total used vehicle gross profit:
Same store	$111,547	$112,153	$(606)	(0.5%)
Acquisitions and dispositions	8,465	4,968	3,497	NM
Total as reported	$120,012	$117,121	$2,891	2.5%

Total used vehicle units:
Same store	88,211	88,592	(381)	(0.4%)
Acquisitions and dispositions	3,538	961	2,577	NM
Total as reported	91,749	89,553	2,196	2.5%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$659,724	$660,974	$(1,250)	(0.2%)
Gross profit	$39,145	$39,622	$(477)	(1.2%)
Unit sales	30,841	30,933	(92)	(0.3%)
Revenue per unit	$21,391	$21,368	$23	0.1%
Gross profit per unit	$1,269	$1,281	$(12)	(0.9%)
Gross profit as a % of revenue	5.9%	6.0%	(10)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Reported used vehicle:
Revenue	$1,936,088	$1,881,514	$54,574	2.9%
Gross profit	$120,012	$117,121	$2,891	2.5%
Unit sales	91,749	89,553	2,196	2.5%
Revenue per unit	$21,102	$21,010	$92	0.4%
Gross profit per unit	$1,308	$1,308	$-	0.0%
Gross profit as a % of revenue	6.2%	6.2%	0	bps

Our same store used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$640,993	$654,938	$(13,945)	(2.1%)
Gross profit	$36,541	$37,841	$(1,300)	(3.4%)
Unit sales	29,854	30,554	(700)	(2.3%)
Revenue per unit	$21,471	$21,435	$36	0.2%
Gross profit per unit	$1,224	$1,238	$(14)	(1.1%)
Gross profit as a % of revenue	5.7%	5.8%	(10)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except units and per unit data)
Same store used vehicle:
Revenue	$1,867,337	$1,867,041	$296	0.0%
Gross profit	$111,547	$112,153	$(606)	(0.5%)
Unit sales	88,211	88,592	(381)	(0.4%)
Revenue per unit	$21,169	$21,075	$94	0.4%
Gross profit per unit	$1,265	$1,266	$(1)	(0.1%)
Gross profit as a % of revenue	6.0%	6.0%	0	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Used vehicle revenue decreased 2.1%, driven primarily by a 2.3% decrease in used vehicle unit sales volume. This decrease in used vehicle unit sales volume was primarily driven by decreases in used vehicle unit sales volume at our General Motors (excluding Cadillac), Mercedes and BMW dealerships, offset partially by an increase in used vehicle unit sales volume at our EchoPark stores. Used vehicle gross profit decreased approximately $1.3 million, or 3.4%, driven primarily by lower used vehicle unit sales volume and used vehicle gross profit per unit at our BMW dealerships, offset partially by an increase in used vehicle unit sales volume and used vehicle gross profit per unit at our Audi dealerships. Used vehicle gross profit per unit decreased $14, or 1.1%, driven primarily by a decrease in used vehicle gross profit per unit at our BMW dealerships, offset partially by increases in used vehicle gross profit per unit at our Audi and Cadillac dealerships. While our Houston market experienced an increase in retail new vehicle unit sales volume as a result of replacement vehicle demand due to Hurricane Harvey, our Houston market used vehicle unit sales volume decreased 3.3%. Our Florida market experienced a 13.8% decrease in used vehicle unit sales volume due to lost selling days as a result of Hurricane Irma, which did not generate the same replacement demand as Hurricane Harvey did in Houston.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Used vehicle revenue was flat, despite a 0.4% decrease in used vehicle unit sales volume. This decrease in used vehicle unit sales volume was primarily driven by decreases in used vehicle unit sales volume at our Ford and General Motors (excluding Cadillac) dealerships, offset partially by increases in used vehicle unit sales volume at our BMW and Audi dealerships. Used vehicle gross profit decreased approximately $0.6 million, or 0.5%, driven primarily by a decrease in used vehicle gross profit per unit at our BMW dealerships, offset partially by increases in used vehicle unit sales volume and used vehicle gross profit per unit at our Audi and Lexus dealerships. Used vehicle gross profit per unit was flat, driven by a decrease in used vehicle gross profit per unit at our BMW dealerships, offset partially by increases in used vehicle gross profit per unit at our Audi, Lexus and Toyota dealerships.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with retail new and used vehicle sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our portfolio-wide inventory management policies, which are designed to optimize our total used vehicle inventory. Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.

The following tables provide a reconciliation of same store basis and reported basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$41,946	$69,898	$(27,952)	(40.0%)
Acquisitions and dispositions	1,152	624	528	NM
Total as reported	$43,098	$70,522	$(27,424)	(38.9%)

Total wholesale vehicle gross profit (loss):
Same store	$(3,069)	$(2,382)	$(687)	(28.8%)
Acquisitions and dispositions	(223)	(125)	(98)	NM
Total as reported	$(3,292)	$(2,507)	$(785)	(31.3%)

Total wholesale vehicle units:
Same store	7,572	10,240	(2,668)	(26.1%)
Acquisitions and dispositions	260	137	123	NM
Total as reported	7,832	10,377	(2,545)	(24.5%)

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$126,330	$152,022	$(25,692)	(16.9%)
Acquisitions and dispositions	3,844	1,119	2,725	NM
Total as reported	$130,174	$153,141	$(22,967)	(15.0%)

Total wholesale vehicle gross profit (loss):
Same store	$(6,042)	$(5,222)	$(820)	(15.7%)
Acquisitions and dispositions	(339)	(203)	(136)	NM
Total as reported	$(6,381)	$(5,425)	$(956)	(17.6%)

Total wholesale vehicle units:
Same store	23,111	25,671	(2,560)	(10.0%)
Acquisitions and dispositions	811	341	470	NM
Total as reported	23,922	26,012	(2,090)	(8.0%)

NM = Not Meaningful

Our reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$43,098	$70,522	$(27,424)	(38.9%)
Gross profit (loss)	$(3,292)	$(2,507)	$(785)	(31.3%)
Unit sales	7,832	10,377	(2,545)	(24.5%)
Revenue per unit	$5,503	$6,796	$(1,293)	(19.0%)
Gross profit (loss) per unit	$(420)	$(242)	$(178)	(73.6%)
Gross profit (loss) as a % of revenue	(7.6%)	(3.6%)	(400)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$130,174	$153,141	$(22,967)	(15.0%)
Gross profit (loss)	$(6,381)	$(5,425)	$(956)	(17.6%)
Unit sales	23,922	26,012	(2,090)	(8.0%)
Revenue per unit	$5,442	$5,887	$(445)	(7.6%)
Gross profit (loss) per unit	$(267)	$(209)	$(58)	(27.8%)
Gross profit (loss) as a % of revenue	(4.9%)	(3.5%)	(140)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$41,946	$69,898	$(27,952)	(40.0%)
Gross profit (loss)	$(3,069)	$(2,382)	$(687)	(28.8%)
Unit sales	7,572	10,240	(2,668)	(26.1%)
Revenue per unit	$5,540	$6,826	$(1,286)	(18.8%)
Gross profit (loss) per unit	$(405)	$(233)	$(172)	(73.8%)
Gross profit (loss) as a % of revenue	(7.3%)	(3.4%)	(390)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$126,330	$152,022	$(25,692)	(16.9%)
Gross profit (loss)	$(6,042)	$(5,222)	$(820)	(15.7%)
Unit sales	23,111	25,671	(2,560)	(10.0%)
Revenue per unit	$5,466	$5,922	$(456)	(7.7%)
Gross profit (loss) per unit	$(261)	$(203)	$(58)	(28.6%)
Gross profit (loss) as a % of revenue	(4.8%)	(3.4%)	(140)	bps

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Wholesale vehicle revenue and unit sales volume decreased, while wholesale vehicle gross loss increased due to higher gross loss per unit. The decrease in wholesale vehicle unit sales volume was primarily driven by the seasonal fluctuations in the pre-owned vehicle market and effects of used vehicle inventory optimization to prepare for consumer demand heading into the fourth quarter.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Wholesale vehicle revenue and unit sales volume decreased, while wholesale vehicle gross loss increased due to higher gross loss per unit.

Parts, Service and Collision Repair (“Fixed Operations”)

Fixed Operations revenue consists of customer requested orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and manufacturer prepaid or complimentary maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

We believe that over time vehicle quality will improve but vehicle complexity and the associated demand for repairs at our franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term we have the ability to continue to add service capacity and increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may negatively affect the level of future warranty related

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenues or frequency of customer pay visits. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our Fixed Operations services are not as closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of new vehicle unit sales volume or manufacturer recall and warranty activity could negatively impact our Fixed Operations results in the future.

In 2017, we changed the character of certain complimentary maintenance repair orders from customer pay to warranty. Accordingly, the customer pay and warranty amounts in the tables below reflect this change for the periods in 2017, but not for the periods in 2016, as it was administratively impractical to recalculate the 2016 amounts.

The following tables provide a reconciliation of same store basis and reported basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$344,344	$358,896	$(14,552)	(4.1%)
Acquisitions and dispositions	3,373	2,813	560	NM
Total as reported	$347,717	$361,709	$(13,992)	(3.9%)

Total Fixed Operations gross profit:
Same store	$165,856	$168,334	$(2,478)	(1.5%)
Acquisitions and dispositions	1,814	1,669	145	NM
Total as reported	$167,670	$170,003	$(2,333)	(1.4%)

NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,045,707	$1,051,289	$(5,582)	(0.5%)
Acquisitions and dispositions	15,166	7,804	7,362	NM
Total as reported	$1,060,873	$1,059,093	$1,780	0.2%

Total Fixed Operations gross profit:
Same store	$502,137	$499,527	$2,610	0.5%
Acquisitions and dispositions	7,948	4,699	3,249	NM
Total as reported	$510,085	$504,226	$5,859	1.2%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$137,850	$146,365	$(8,515)	(5.8%)
Warranty	70,575	60,388	10,187	16.9%
Wholesale parts	40,927	44,202	(3,275)	(7.4%)
Internal, sublet and other	98,365	110,754	(12,389)	(11.2%)
Total revenue	$347,717	$361,709	$(13,992)	(3.9%)
Gross profit
Customer pay	$74,302	$79,153	$(4,851)	(6.1%)
Warranty	38,821	32,176	6,645	20.7%
Wholesale parts	6,958	7,566	(608)	(8.0%)
Internal, sublet and other	47,589	51,108	(3,519)	(6.9%)
Total gross profit	$167,670	$170,003	$(2,333)	(1.4%)
Gross profit as a % of revenue
Customer pay	53.9%	54.1%	(20)	bps
Warranty	55.0%	53.3%	170	bps
Wholesale parts	17.0%	17.1%	(10)	bps
Internal, sublet and other	48.4%	46.1%	230	bps
Total gross profit as a % of revenue	48.2%	47.0%	120	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$415,179	$443,007	$(27,828)	(6.3%)
Warranty	213,155	172,759	40,396	23.4%
Wholesale parts	127,014	133,533	(6,519)	(4.9%)
Internal, sublet and other	305,525	309,794	(4,269)	(1.4%)
Total revenue	$1,060,873	$1,059,093	$1,780	0.2%
Gross profit
Customer pay	$222,086	$240,833	$(18,747)	(7.8%)
Warranty	117,809	92,951	24,858	26.7%
Wholesale parts	21,839	23,305	(1,466)	(6.3%)
Internal, sublet and other	148,351	147,137	1,214	0.8%
Total gross profit	$510,085	$504,226	$5,859	1.2%
Gross profit as a % of revenue
Customer pay	53.5%	54.4%	(90)	bps
Warranty	55.3%	53.8%	150	bps
Wholesale parts	17.2%	17.5%	(30)	bps
Internal, sublet and other	48.6%	47.5%	110	bps
Total gross profit as a % of revenue	48.1%	47.6%	50	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$136,879	$145,282	$(8,403)	(5.8%)
Warranty	69,959	59,924	10,035	16.7%
Wholesale parts	40,790	43,950	(3,160)	(7.2%)
Internal, sublet and other	96,716	109,740	(13,024)	(11.9%)
Total revenue	$344,344	$358,896	$(14,552)	(4.1%)
Gross profit
Customer pay	$73,781	$78,528	$(4,747)	(6.0%)
Warranty	38,508	31,893	6,615	20.7%
Wholesale parts	6,935	7,525	(590)	(7.8%)
Internal, sublet and other	46,632	50,388	(3,756)	(7.5%)
Total gross profit	$165,856	$168,334	$(2,478)	(1.5%)
Gross profit as a % of revenue
Customer pay	53.9%	54.1%	(20)	bps
Warranty	55.0%	53.2%	180	bps
Wholesale parts	17.0%	17.1%	(10)	bps
Internal, sublet and other	48.2%	45.9%	230	bps
Total gross profit as a % of revenue	48.2%	46.9%	130	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$411,036	$439,677	$(28,641)	(6.5%)
Warranty	210,795	171,379	39,416	23.0%
Wholesale parts	126,069	132,758	(6,689)	(5.0%)
Internal, sublet and other	297,807	307,475	(9,668)	(3.1%)
Total revenue	$1,045,707	$1,051,289	$(5,582)	(0.5%)
Gross profit
Customer pay	$219,890	$238,929	$(19,039)	(8.0%)
Warranty	116,493	92,221	24,272	26.3%
Wholesale parts	21,638	23,181	(1,543)	(6.7%)
Internal, sublet and other	144,116	145,196	(1,080)	(0.7%)
Total gross profit	$502,137	$499,527	$2,610	0.5%
Gross profit as a % of revenue
Customer pay	53.5%	54.3%	(80)	bps
Warranty	55.3%	53.8%	150	bps
Wholesale parts	17.2%	17.5%	(30)	bps
Internal, sublet and other	48.4%	47.2%	120	bps
Total gross profit as a % of revenue	48.0%	47.5%	50	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Fixed Operations gross profit was negatively affected by temporary store closures in our Alabama, Florida, Georgia and Houston markets as a result of Hurricanes Harvey and Irma in August and September 2017. While we anticipate some incremental Fixed Operations customer pay work related to hurricane-damaged vehicles, we do not expect this sales volume to make up for lost selling days while stores in these markets were closed for business as a result of Hurricanes Harvey and Irma.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Our Fixed Operations revenue decreased approximately $14.6 million, or 4.1%, and Fixed Operations gross profit decreased approximately $2.5 million, or 1.5%, driven primarily by the impact of lost selling days as a result of Hurricanes Harvey and Irma. Combined customer pay and warranty gross profit increased approximately $1.9 million, or 1.7%, wholesale parts gross profit decreased approximately $0.6 million, or 7.8%, and internal, sublet and other gross profit decreased approximately $3.8 million, or 7.5%, on lower levels of used vehicle reconditioning.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Our Fixed Operations revenue decreased approximately $5.6 million, or 0.5%, driven primarily by the impact of lost selling days as a result of Hurricanes Harvey and Irma and decreases at our Honda, Mercedes, Ford and General Motors (excluding Cadillac) dealerships, while our Fixed Operations gross profit increased approximately $2.6 million, or 0.5%, driven primarily by increases at our Honda, Lexus and Audi dealerships. Combined customer pay and warranty gross profit increased approximately $5.2 million, or 1.6%, wholesale parts gross profit decreased approximately $1.5 million, or 6.7%, and internal, sublet and other gross profit decreased approximately $1.1 million, or 0.7%, on lower levels of used vehicle reconditioning.

Finance, Insurance and Other, Net (“F&I”)

F&I revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and other aftermarket products. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts. F&I revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, insurance contracts, extended warranties, service contracts and other aftermarket products that we are able to originate per vehicle sold, expressed as a percentage. Finance contract revenue may be under pressure in future periods if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of same store basis and reported basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$90,602	$88,254	$2,348	2.7%
Acquisitions and dispositions	2,259	1,325	934	NM
Total as reported	$92,861	$89,579	$3,282	3.7%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,404	$1,340	$64	4.8%
Total as reported	$1,408	$1,344	$64	4.8%

NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$253,957	$251,204	$2,753	1.1%
Acquisitions and dispositions	8,875	3,736	5,139	NM
Total as reported	$262,832	$254,940	$7,892	3.1%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,381	$1,346	$35	2.6%
Total as reported	$1,389	$1,351	$38	2.8%

NM = Not Meaningful

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

F&I revenues increased approximately $2.3 million, or 2.7%, and F&I gross profit per retail unit increased $64, or 4.8%. The growth in F&I revenues and gross profit per retail unit is attributed to an increase in gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. These increases in gross profit per contract more than offset the impact of a 2.0% decrease in combined retail new and used vehicle unit sales volume and lower penetration rates. The Houston market’s incremental sales volume drove the F&I gross profit increase for the quarter. Replacement vehicle demand as a result of Hurricane Harvey drove an 11.4% increase in F&I gross profit in our Houston market.

Finance contract revenue decreased 4.5%, primarily due to a 50 basis point decrease in the combined new and used vehicle finance contract penetration rate and a 1.9% decrease in gross profit per finance contract. Service contract revenue increased 7.2% due primarily to an 11.3% increase in gross profit per service contract, offset partially by a 60 basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 8.0%, driven primarily by a 10.8% increase in gross profit per aftermarket contract, offset partially by an 80 basis point decrease in the other aftermarket penetration rate.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

F&I revenues increased approximately $2.8 million, or 1.1%, and F&I gross profit per retail unit increased $35, or 2.6%. The growth in F&I revenues and gross profit per retail unit is attributed to an increase in gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. These increases in gross profit per contract more than offset the impact of a 1.4% decrease in combined retail new and used vehicle unit sales volume and lower penetration rates.

Finance contract revenue decreased 5.5%, primarily due to a 100 basis point decrease in the combined new and used vehicle finance contract penetration rate and a 2.9% decrease in gross profit per finance contract. Service contract revenue increased 6.0% due primarily to an 11.5% increase in gross profit per service contract, offset partially by a 130 basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 5.0%, driven primarily by a 9.4% increase in gross profit per aftermarket contract, offset partially by a 340 basis point decrease in the other aftermarket penetration rate. During the nine months

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended September 30, 2017, we began offering service and other aftermarket products from a new vendor, the transition to which initially disrupted our associates’ selling processes and led to lower penetration rates and gross profit than we would expect going forward.

Segment Results

In the following tables of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss):

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$2,448,574	$2,514,240	$(65,666)	(2.6%)
Pre-Owned Stores	57,127	43,688	13,439	30.8%
Total consolidated revenues	$2,505,701	$2,557,928	$(52,227)	(2.0%)
Segment income (loss) (1):
Franchised Dealerships	$51,384	$48,265	$3,119	6.5%
Pre-Owned Stores	(4,504)	(4,010)	(494)	(12.3%)
Total segment income (loss)	46,880	44,255	2,625	5.9%
Interest expense, other, net	(13,028)	(13,016)	(12)	(0.1%)
Other income (expense), net	4	11	(7)	(63.6%)
Income (loss) from continuing operations before taxes	$33,856	$31,250	$2,606	8.3%

Retail new and used vehicle unit sales volume:
Franchised Dealerships	63,558	65,063	(1,505)	(2.3%)
Pre-Owned Stores	2,400	1,585	815	51.4%
Total retail new and used vehicle unit sales volume	65,958	66,648	(690)	(1.0%)
(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships	$7,051,291	$7,077,666	$(26,375)	(0.4%)
Pre-Owned Stores	147,978	97,200	50,778	52.2%
Total consolidated revenues	$7,199,269	$7,174,866	$24,403	0.3%
Segment income (loss) (1):
Franchised Dealerships	$125,397	$141,119	$(15,722)	(11.1%)
Pre-Owned Stores	(17,429)	(10,639)	(6,790)	(63.8%)
Total segment income (loss)	107,968	130,480	(22,512)	(17.3%)
Interest expense, other, net	(39,200)	(37,560)	(1,640)	(4.4%)
Other income (expense), net	(14,490)	120	(14,610)	(12175.0%)
Income (loss) from continuing operations before taxes	$54,278	$93,040	$(38,762)	(41.7%)

Retail new and used vehicle unit sales volume:
Franchised Dealerships	183,080	184,991	(1,911)	(1.0%)
Pre-Owned Stores	6,122	3,662	2,460	67.2%
Total retail new and used vehicle unit sales volume	189,202	188,653	549	0.3%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

Franchised Dealerships Segment

See the previous headings “New Vehicles,” “Used Vehicles,” “Wholesale Vehicles,” “Parts, Service and Collision Repair (“Fixed Operations”)” and “Finance, Insurance and Other, Net (“F&I”)” for further discussion of the operating results of the Franchised Dealerships Segment and the Pre-Owned Stores Segment. The previous tables and discussion include operating results for the Pre-Owned Stores Segment as the results for our pre-owned stores are not individually material to the combined operating results.

Pre-Owned Stores Segment

We opened the first two EchoPark locations in Colorado in November and December 2014, the third location in January 2015, the fourth and fifth locations in June 2016 and the sixth location in June 2017. By the end of 2018, we expect to break ground on approximately 10 EchoPark locations in the Florida, Georgia, North Carolina, South Carolina and Texas markets. Our EchoPark business operates independently from our previously existing new and used dealership sales operations and offers customers an exciting shopping and buying experience. As of September 30, 2017, we operated two non-EchoPark stores in the Florida and Texas markets.

During the three months ended September 30, 2017, the Pre-Owned Stores Segment generated revenue of approximately $57.1 million, up $13.4 million, or 30.8%, and gross profit of approximately $6.2 million, up $1.5 million, or 32.5%. The Pre-Owned Stores Segment retail used vehicle unit sales volume was 2,400 units, up 815 units, or 51.4%, and retail used vehicle gross profit per unit was $830, a decrease of $266, or 24.3%, due primarily to higher costs of acquisition of inventory at auction as we ramped up inventory at our newest locations. The Pre-Owned Stores Segment F&I gross profit per unit was $1,077, up $10, or 0.9%, from the prior year period, driven by higher F&I gross profit per unit at the stores opened in the last 12 months as operations at these stores continued to mature. We believe that as the operating runway at these stores grows, our training and playbook processes will enable our customer experience guides to more effectively provide F&I products to our customers and achieve targeted levels of F&I gross profit per unit. The Pre-Owned Stores Segment incurred a $4.8 million pre-tax loss during the three months ended September 30, 2017, compared to a $4.2 million pre-tax loss in the prior year period.

During the nine months ended September 30, 2017, the Pre-Owned Stores Segment generated revenue of approximately $1480.0 million, up $50.8 million, or 52.2%, and gross profit of approximately $16.2 million, up $4.9 million, or 43.4%. The Pre-Owned Stores Segment retail used vehicle unit sales volume was 6,122 units, up 2,460 units, or 67.2%, and retail used vehicle gross profit per unit was $904, a decrease of $251, or 21.7%, due primarily to higher costs of acquisition of inventory at auction as we ramped up inventory at our newest locations. The Pre-Owned Stores Segment F&I gross profit per unit was $1,092, down $75, or 6.4%, from the prior year period, driven by lower F&I gross profit per unit in the first half of 2017 at the stores opened in the last 12 months. We believe that as the operating runway at these stores grows, our training and playbook processes will enable our customer experience guides to more effectively provide F&I products to our customers and achieve targeted levels of F&I gross profit per unit. The Pre-Owned Stores Segment incurred an $18.1 million pre-tax loss during the nine months ended September 30, 2017, compared to an $11.1 million pre-tax loss in the prior year period. The loss for the nine months ended September 30, 2017 includes approximately $2.4 million of impairment charges and lease exit charges.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth information related to our reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$172,691	$171,287	$(1,404)	(0.8%)
Advertising	15,846	14,987	(859)	(5.7%)
Rent	17,711	18,037	326	1.8%
Other	77,726	77,830	104	0.1%
Total SG&A expenses	$283,974	$282,141	$(1,833)	(0.6%)

SG&A expenses as a % of gross profit:
Compensation	47.6%	47.7%	10	bps
Advertising	4.4%	4.2%	(20)	bps
Rent	4.9%	5.0%	10	bps
Other	21.4%	21.7%	30	bps
Total SG&A expenses as a % of gross profit	78.3%	78.6%	30	bps

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$520,420	$506,894	$(13,526)	(2.7%)
Advertising	46,448	45,834	(614)	(1.3%)
Rent	55,309	55,265	(44)	(0.1%)
Other	247,962	235,728	(12,234)	(5.2%)
Total SG&A expenses	$870,139	$843,721	$(26,418)	(3.1%)

SG&A expenses as a % of gross profit:
Compensation	48.5%	47.9%	(60)	bps
Advertising	4.3%	4.3%	0	bps
Rent	5.2%	5.2%	0	bps
Other	23.0%	22.4%	(60)	bps
Total SG&A expenses as a % of gross profit	81.0%	79.8%	(120)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Overall SG&A expenses increased in dollar amount, primarily due to higher advertising, compensation and employee benefit-related expenses related to new manufacturer-awarded open points and EchoPark locations, storm-related physical damage costs, higher medical and workers’ compensation insurance expenses and IT expenses, offset partially by a gain on the disposal of a dealership. Overall SG&A expenses decreased as a percentage of gross profit due primarily to the effects of a gain on the disposal of a dealership.

Compensation expense increased in dollar amount, while percentage of gross profit decreased slightly, primarily due to higher levels of compensation and employee benefit-related expenses related to new manufacturer-awarded open points and EchoPark locations and higher medical insurance expenses.

Advertising expense increased both in dollar amount and as a percentage of gross profit due primarily to marketing efforts related to establishing new manufacturer-awarded open points and EchoPark locations.

Rent expense decreased both in dollar amount and as a percentage of gross profit due primarily to the combined effects of our strategy to own more of our dealership properties, offset partially by higher rent expense for additional inventory storage locations.

Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit due primarily to a gain on the disposal of a dealership, offset partially by increases in storm-related physical damage costs, workers’ compensation insurance expenses and IT expenses.

On an adjusted basis, SG&A expenses as a percentage of gross profit were 79.6%, up 40 basis points from the prior year period. For the three months ended September 30, 2017, adjusted SG&A expenses exclude approximately $8.5 million of gain on the disposal of a dealership, offset partially by approximately $3.0 million of storm-related physical damage charges and approximately $1.0 million of legal and other charges. For the three months ended September 30, 2016, adjusted SG&A expenses exclude a benefit of approximately $2.4 million related to an adjustment to estimated storm-related physical damage and approximately $0.1 million of legal expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher advertising, compensation and employee benefit-related expenses related to new manufacturer-awarded open points and EchoPark locations, storm-related physical damage costs, IT expenses, customer-related costs and insurance expenses, offset partially by a gain on the disposal of a dealership.

Compensation expense increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of compensation and employee benefit-related expenses related to new manufacturer-awarded open points and EchoPark locations.

Advertising expense increased in dollar amount and was flat as a percentage of gross profit due primarily to marketing efforts related to establishing new manufacturer-awarded open points and EchoPark locations.

Rent expense increased slightly in dollar amount and was flat as a percentage of gross profit due primarily to lease exit charges related to the relocation of a dealership and the closure of two stand-alone pre-owned stores acquired in 2016.

Other SG&A expenses increased both in dollar amount and as a percentage of gross profit due primarily to increases in storm-related physical damage costs, IT expenses, workers’ compensation and garage insurance expenses, and customer-related costs, offset partially by a gain on the disposal of a dealership.

On an adjusted basis, SG&A expenses as a percentage of gross profit were 80.7%, up 130 basis points from the prior year period. For the nine months ended September 30, 2017, adjusted SG&A expenses exclude approximately $10.0 million of expense due to storm-related physical damage, approximately $1.0 million of lease exit charges and approximately $1.8 million of legal and other charges, offset partially by a gain of approximately $8.5 million on the disposal of a dealership. For the nine months ended September 30, 2016, adjusted SG&A expenses exclude a charge of approximately $3.6 million for storm-related physical damage and approximately $0.1 million of legal expenses.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment Charges

Impairment charges decreased approximately $5.9 million and $2.9 million during the three and nine months ended September 30, 2017, respectively. Impairment charges for the three and nine months ended September 30, 2017 include the write-off of goodwill and property and equipment related to the closure of two stand-alone pre-owned stores that were purchased in 2016, in addition to the write-off of capitalized costs associated with certain construction projects. Impairment charges for the three and nine months ended September 30, 2016 include the write-off of property and equipment to be demolished in conjunction with a facility construction project and the write-off of costs associated with certain construction projects.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $2.8 million, or 13.8%, and approximately $8.4 million, or 14.7%, during the three and nine months ended September 30, 2017, respectively, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships and pre-owned stores.

Interest Expense, Floor Plan

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Interest expense, floor plan for new vehicles increased approximately $1.8 million, or 31.0%. The average new vehicle floor plan notes payable balance increased approximately $14.9 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.1 million. The average new vehicle floor plan interest rate was 2.40%, up from 1.85% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $1.7 million.

Interest expense, floor plan for used vehicles increased approximately $0.4 million, or 50.1%. The average used vehicle floor plan notes payable balance decreased approximately $2.2 million, which did not materially impact floor plan interest expense. The average used vehicle floor plan interest rate was 2.60%, up from 1.71% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.4 million.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Interest expense, floor plan for new vehicles increased approximately $5.6 million, or 31.2%. The average new vehicle floor plan notes payable balance increased approximately $13.1 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.2 million. The average new vehicle floor plan interest rate was 2.33%, up from 1.79% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $5.4 million.

Interest expense, floor plan for used vehicles increased approximately $1.0 million, or 55.4%. The average used vehicle floor plan notes payable balance increased approximately $1.0 million, which did not materially impact floor plan interest expense. The average used vehicle floor plan interest rate was 2.51%, up from 1.62% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $1.0 million.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Other, Net

Interest expense, other, net is summarized in the schedules below:

	Three Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Stated/coupon interest	$12,255	$11,448	$(807)	(7.0%)
Discount/premium amortization	-	41	41	100.0%
Deferred loan cost amortization	591	636	45	7.1%
Cash flow swap interest	641	1,351	710	52.6%
Capitalized interest	(579)	(600)	(21)	(3.5%)
Other interest	120	140	20	14.3%
Total interest expense, other, net	$13,028	$13,016	$(12)	(0.1%)

	Nine Months Ended September 30,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Stated/coupon interest	$36,403	$33,504	$(2,899)	(8.7%)
Discount/premium amortization	28	121	93	76.9%
Deferred loan cost amortization	1,784	1,866	82	4.4%
Cash flow swap interest	2,231	3,667	1,436	39.2%
Capitalized interest	(1,589)	(2,063)	(474)	(23.0%)
Other interest	343	465	122	26.2%
Total interest expense, other, net	$39,200	$37,560	$(1,640)	(4.4%)

Interest expense, other, net was flat for the three months ended September 30, 2017, primarily due to higher stated/coupon interest related to additional mortgage notes payable balances, offset partially by a decrease in cash flow swap interest payments. Interest expense, other, net increased approximately $1.6 million, or 4.4%, during the nine months ended September 30, 2017, primarily due to higher stated/coupon interest related to additional mortgage notes payable balances, and lower levels of interest capitalized in conjunction with construction projects, offset partially by a decrease in cash flow swap interest payments. Stated/coupon interest for the nine months ended September 30, 2017 includes approximately $0.7 million of double-carry interest for the period during which the 7.0% Notes and the 6.125% Notes were both outstanding.

Other Income (Expense), Net

Other income was flat during the three months ended September 30, 2017. Other expense increased approximately $14.6 million during the nine months ended September 30, 2017, due to a charge of approximately $14.6 million related to the extinguishment of the 7.0% Notes in the nine months ended September 30, 2017.

Income Taxes

The overall effective tax rate from continuing operations was 41.7% and 41.0% for the three and nine months ended September 30, 2017, respectively, and was 39.3% for both the three and nine months ended September 30, 2016. Income tax expense for the three and nine months ended September 30, 2017 includes a $0.4 million discrete charge related to a non-deductible asset impairment charge. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income (loss) from operations	$(119)	$(212)	$(561)	$(539)
Lease exit accrual adjustments and charges	(362)	(1,201)	(1,089)	(974)
Pre-tax income (loss)	$(481)	$(1,413)	$(1,650)	$(1,513)
Total revenues	$-	$-	$-	$-

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2017, we had approximately $113.6 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

We had the following liquidity resources available as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$13,379	$3,108
Availability under the 2016 Revolving Credit Facility	83,963	207,053
Availability under our used vehicle floor plan facilities	15,838	46,423
Floor plan deposit balance	-	10,000
Total available liquidity resources	$113,180	$266,584

During the three months ended September 30, 2017, our overall liquidity decreased due to the acquisition of a pre-owned business and reductions in cash flows as a result of the impact of Hurricanes Harvey and Irma on operations in our Alabama, Florida, Georgia and Houston markets.  While the effect of the acquisition will have a longer-term effect on our liquidity, the effect of the hurricanes is expected to be temporary.  As of October 12, 2017, our overall liquidity increased approximately $21.8 million to approximately $135.0 million, and we expect to continue to see further improvements in the fourth quarter.

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The balance of $10.0 million as of December 31, 2016 is classified in other current assets in the accompanying condensed consolidated balance sheets.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rate for our combined new and used vehicle floor plan facilities was 2.42% and 2.35% in the three and nine months ended September 30, 2017, respectively, and 1.84% and 1.78% in the three and nine months ended September 30, 2016, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $9.6 million and $31.3 million in floor plan assistance in the three and nine months ended September 30, 2017, respectively, and approximately $11.6 million and $32.6 million in floor plan assistance in the three and nine months ended September 30, 2016, respectively. We recognized manufacturer floor plan assistance in cost of sales of approximately $11.8 million and $32.7 million in the three and nine months ended September 30, 2017, respectively, and approximately $11.3 million and $32.2 million in the three and nine months ended September 30, 2016, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

On March 10, 2017, we issued $250.0 million in aggregate principal amount of 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. We used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Notes during the nine months ended September 30, 2017. Remaining proceeds from the issuance of the 6.125% Notes will be used for general corporate purposes. The 6.125% Notes are our unsecured senior subordinated obligations and are guaranteed by our domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new franchised dealerships, pre-owned stores and collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and pre-owned stores. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages or, alternatively, through our credit facilities. We also fund these projects through cash flows from operations.

Capital expenditures in the nine months ended September 30, 2017 were approximately $181.9 million. Of this amount, $71.1 million was related to facility construction projects and $82.9 million was related to real estate acquisitions, while fixed assets utilized in our store operations accounted for the remaining $27.9 million of capital expenditures.

Of the capital expenditures in the nine months ended September 30, 2017, approximately $38.4 million was funded through mortgage financing and approximately $143.5 million was funded through cash from operations and use of our credit facilities.  As of September 30, 2017, commitments for facility construction projects totaled approximately $25.6 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the nine months ended September 30, 2017, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. During the three and nine months ended September 30, 2017, we repurchased approximately 0.7 million and 2.0 million shares of our Class A common stock, respectively, for approximately $11.4 million and $37.3 million, respectively, in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. As of September 30, 2017, our total remaining repurchase authorization was approximately $107.7 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists.

Our share repurchase activity is subject to the business judgment of our Board of Directors and management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors and management determine our share repurchase policy in the future.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends

During the three months ended September 30, 2017, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of September 15, 2017 to be paid on October 13, 2017. Subsequent to September 30, 2017, our Board of Directors approved a cash dividend of $0.05 per share on all outstanding shares of Class A and Class B common stock as of December 15, 2017 to be paid on January 12, 2018. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 6.125% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of restrictions on the payment of dividends.

Cash Flows

Net cash provided by operating activities in the nine months ended September 30, 2017 was approximately $188.1 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables and inventories, offset partially by a decrease in notes payable – floor plan – trade. In the nine months ended September 30, 2016, net cash provided by operating activities was approximately $241.5 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables, inventories and other assets, offset partially by a decrease in notes payable – floor plan – trade.

Net cash used in investing activities in the nine months ended September 30, 2017 was approximately $235.5 million. This use of cash was comprised primarily of purchases of land, property and equipment and the acquisition of one pre-owned vehicle business, offset partially by proceeds from the sale of one franchised dealership. Net cash used in investing activities in the nine months ended September 30, 2016 was approximately $169.9 million. This use of cash was comprised primarily of purchases of land, property and equipment and the acquisition of three stand-alone pre-owned vehicle businesses.

Net cash provided by financing activities in the nine months ended September 30, 2017 was approximately $57.7 million. This provision of cash was comprised primarily of proceeds from issuance of long-term debt (including mortgages) and net borrowings on revolving credit facilities, offset partially by repurchases of debt securities and purchases of treasury stock and net repayments on notes payable – floor plan – non-trade. Net cash used in financing activities in the nine months ended September 30, 2016 was approximately $72.3 million. This use of cash was comprised primarily of purchases of treasury stock, payments on notes payable – floor plan – non-trade and principal payments and repurchases of long-term debt, offset partially by proceeds from issuance of mortgage-related long-term debt.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $206.6 million and $167.3 million in the nine months ended September 30, 2017 and 2016, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $113.2 million and $204.8 million in the nine months ended September 30, 2017 and 2016, respectively.

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

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2016 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate swaps and rate caps (see below), was approximately $911.7 million at September 30, 2017. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $11.5 million in the nine months ended September 30, 2017. Of the total change in interest expense, approximately $10.0 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the nine months ended September 30, 2017 due to the leases containing LIBOR floors which were above the LIBOR rate during the nine months ended September 30, 2017.

We also have interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. In addition, we have interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these cash flow swaps and interest rate caps, interest rates reset monthly. The fair value of these interest rate swap and rate cap positions at September 30, 2017 was a net asset of approximately $1.4 million, with approximately $3.8 million included in other assets and approximately $0.5 million in other current assets in the accompanying condensed consolidated balance sheets, offset partially by approximately $1.8  million included in other accrued liabilities and approximately $1.1 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of the interest rate swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with approximately $4.1 million included in other accrued liabilities and approximately $2.4 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets, offset partially by approximately $2.8 million included in other assets in the accompanying condensed consolidated balance sheets.

Under the terms of these cash flow swaps, we will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$6.8		4.655%	one-month LIBOR	December 10, 2017
$250.0		1.887%	one-month LIBOR	June 30, 2018
$125.0		1.900%	one-month LIBOR	July 1, 2018
$50.0	(2)	2.320%	one-month LIBOR	July 1, 2019
$200.0	(2)	2.313%	one-month LIBOR	July 1, 2019
$100.0	(3)	1.384%	one-month LIBOR	July 1, 2020
$125.0	(2)	1.158%	one-month LIBOR	July 1, 2019
$150.0	(3)	1.310%	one-month LIBOR	July 1, 2020
$125.0		1.020%	one-month LIBOR	July 1, 2018
$62.5	(4)	2.000%	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	one-month LIBOR	July 1, 2021

(1)	The one-month LIBOR rate was approximately 1.232% at September 30, 2017.
(2)	The effective date of these forward-starting swaps is July 2, 2018.
(3)	The effective date of these forward-starting swaps is July 1, 2019.
(4)

The notional amount of these interest rate caps adjusts over the term of the agreement as follows: $62.5 million from September 1, 2017 to June 30, 2018, $93.75 million from July 1, 2018 to June 30, 2019, $78.125 million from July 1, 2019 to June 30, 2020, and $37.5 million from July 1, 2020 to July 1, 2021.

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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Included in other accrued liabilities and other long-term liabilities at September 30, 2017 was approximately $3.0 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
July 1 – July 31, 2017	-	$-	-	$119,085
August 1 – August 31, 2017	667,115	$17.09	667,115	$107,686
September 1 – September 30, 2017	-	$-	-	$107,686
Total	667,115		667,115

(1)

On February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our share repurchase program that we previously announced on January 20, 2016. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
January 2016 authorization	$100,000
February 2017 authorization	100,000
Total active program repurchases prior to September 30, 2017	(92,314)
Current remaining availability as of September 30, 2017	$107,686

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

3.5

Amended and Restated Bylaws of Sonic Automotive, Inc., dated July 27, 2017 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-13395).

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

SONIC AUTOMOTIVE, INC.

Date: October 26, 2017	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: October 26, 2017	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer