Form 10-K
period 2017-12-31
SONIC AUTOMOTIVE INC
filed 2018-02-28
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $592.7 million based upon the closing sales price of the registrant’s Class A common stock on June 30, 2017 of $19.45 per share.

As of February 27, 2018, there were 30,384,481 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held April 25, 2018 are incorporated by reference into Part III of this Form 10-K.

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
•

our ability to generate sufficient cash flows or obtain additional financing to fund our pre-owned expansion, our One Sonic-One Experience initiative, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;

•	our business and growth strategies, including, but not limited to, our stand-alone pre-owned store initiative and our One Sonic-One Experience initiative;
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

SONIC AUTOMOTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

SONIC AUTOMOTIVE, INC.

PART I

Item 1.  Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2017, we operated 114 new vehicle franchises in 13 states (representing 23 different brands of cars and light trucks), 18 collision repair centers and nine pre-owned vehicle stores. As a result of the way we manage our business, we had two operating segments as of December 31, 2017: (1) the Franchised Dealerships Segment and (2) the Pre-Owned Stores Segment. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2017, we operated 103 stores in the Franchised Dealerships Segment and nine stores in the Pre-Owned Stores Segment.

The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. The Pre-Owned Stores Segment provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in stand-alone pre-owned vehicle specialty retail locations and includes our EchoPark stores. Our pre-owned stores business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2017, we had six EchoPark stores in operation in Colorado and one in Texas, as well as two pre-owned stores in Florida and Texas operating under other names. By the end of 2018, we expect to open additional EchoPark stores in North Carolina and Texas. We believe that the expansion of our pre-owned stores business will provide long-term benefits to our Company, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

References to “Sonic,” the “Company,” “we,” “us,” and “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries.

The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2017 (“2017”):

SONIC AUTOMOTIVE, INC.

As of December 31, 2017, we operated in the following states:

Market	Number of Franchised Stores	Number of Pre-Owned Stores	Percent of 2017 Total Revenue
California	25	-	29.8%
Texas	21	2	25.9%
Tennessee	12	-	7.2%
Colorado	4	6	6.4%
Florida	10	1	6.3%
Alabama	10	-	5.2%
North Carolina	4	-	3.3%
Ohio	5	-	2.9%
Georgia	3	-	2.7%
Virginia	2	-	2.7%
Maryland	2	-	2.7%
Nevada	3	-	2.0%
South Carolina	2	-	1.5%
Disposed franchises and holding companies	-	-	1.4%
Total	103	9	100.0%

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

Operating Segments

As of December 31, 2017, we had two operating segments: (1) the Franchised Dealerships Segment and (2) the Pre-Owned Stores Segment. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The Pre-Owned Stores Segment is comprised of stand-alone pre-owned vehicle specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

For 2017, Pre-Owned Stores Segment revenue represented approximately 2.6% of total revenue. See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our two operating segments.

Unless otherwise noted, the following discussion of our business is presented on a consolidated basis.

Business Strategy

Execute our Stand-Alone Pre-Owned Store Initiative. We have augmented our manufacturer-franchised dealership operations with our stand-alone pre-owned vehicle specialty retail locations, which includes our EchoPark stores. Our pre-owned stores business operates independently from our franchised dealerships business. Sales operations for our stand-alone pre-owned store initiative began in Denver, Colorado in the fourth quarter of 2014. As of December 31, 2017, we had six EchoPark stores in operation in Colorado and one in Texas, as well as two pre-owned stores in Florida and Texas operating under other names. We expect to open additional EchoPark stores in North Carolina and Texas during 2018.

Execute our Customer Experience Initiative. Our One Sonic-One Experience (“OSOE”) initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying

SONIC AUTOMOTIVE, INC.

process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the OSOE initiative at our dealerships in Charlotte, North Carolina. In 2016, we introduced the technology component of the initiative to 14 additional stores in our Alabama, California and Tennessee markets. In the first half of 2017, we launched OSOE at our BMW dealership in Greenville, South Carolina and our Audi and Honda dealerships in Pensacola, Florida. We do not currently plan to expand the OSOE rollout to additional existing stores until the model has matured and proven it can provide the required financial returns.

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

Improve Capital Structure. As we generate cash through operations, we may continue to opportunistically repurchase our Class A common stock in open-market or structured transactions.

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

Manage Portfolio. Our long-term growth and acquisition strategy is focused on large metropolitan markets, predominantly in the Southeast, Texas and California. We seek to add like-branded dealerships to our portfolio that exist in regions in which we already operate; however, we may look outside of our existing geographic footprint when considering the location of new EchoPark stores. A majority of our franchised dealerships are either luxury or mid-line import brands. For 2017, approximately 88.8% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

SONIC AUTOMOTIVE, INC.

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand	2017	2016	2015
Luxury:
BMW	19.6%	20.2%	21.7%
Mercedes	10.7%	10.6%	9.7%
Audi	6.0%	5.3%	4.8%
Lexus	5.8%	5.9%	5.6%
Land Rover	3.2%	3.3%	4.0%
Cadillac	2.7%	3.3%	3.2%
Porsche	2.4%	2.3%	2.5%
MINI	1.3%	1.6%	1.9%
Other luxury (1)	2.9%	3.0%	3.1%
Total Luxury	54.6%	55.5%	56.5%
Mid-line Import:
Honda	17.3%	16.8%	15.5%
Toyota	11.9%	11.4%	11.1%
Volkswagen	1.8%	1.5%	1.7%
Hyundai	1.5%	1.2%	1.4%
Other imports (2)	1.7%	1.7%	1.6%
Total Mid-line Import	34.2%	32.6%	31.3%
Domestic:
Ford	6.8%	6.8%	6.8%
General Motors (3)	4.4%	5.1%	5.4%
Total Domestic	11.2%	11.9%	12.2%

Total	100.0%	100.0%	100.0%

(1)	Includes Acura, Infiniti, Jaguar, Smart and Volvo.
(2)	Includes Kia, Nissan, Scion and Subaru.
(3)	Includes Buick, Chevrolet and GMC.

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

Increase Sales of Higher-Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products. Each sale of a new or used vehicle gives us an opportunity to provide our customers with financing and insurance options and earn financing fees and insurance commissions. We also offer our customers the opportunity to purchase extended warranties, service contracts and other aftermarket products. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, extended warranties, service contracts and insurance products to our

SONIC AUTOMOTIVE, INC.

customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at our franchised dealerships and pre-owned stores.

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

Certified Pre-Owned Vehicles. Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle, which we believe increases our potential to retain the pre-owned purchaser as a future parts and service customer. As CPO vehicles can only be sold by franchised dealerships and CPO warranty work can only be performed at franchised dealerships, we believe CPO vehicles add additional sales volume and will increase our Fixed Operations business.

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

Many automobile manufacturers have developed and implemented policies regarding public ownership of dealerships, which include the ability to force the sale of their respective franchises:

•	upon a change in control of our Company or a material change in the composition of our Board of Directors;
•	if an automobile manufacturer or distributor acquires more than 5% of the voting power of our securities; or
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

Many states have placed limitations upon manufacturers’ and distributors’ ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from practices they believe constitute unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same brand operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. Certain states, including Florida, Georgia, North Carolina, South Carolina and Virginia, limit the amount of time that a manufacturer or distributor may temporarily operate a dealership.  These statutes have been increasingly challenged by new entrants into the automotive industry and, to the extent that these statutes are repealed or weakened, such changes could have a material adverse effect on our business.

In addition, all of the states in which our dealerships currently do business require manufacturers or distributors to show “good cause” for terminating or failing to renew a dealer’s franchise or dealer agreement. Further, each of these states provides some method for dealers to challenge manufacturer attempts to establish dealerships of the same brand in their relevant market area.

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

We believe that the principal competitive factors in vehicle sales are the customer experience provided, the location of dealerships, the marketing campaigns conducted by manufacturers, the ability of dealerships to offer an attractive selection of the most popular vehicles, the quality of services and pricing (including manufacturer rebates and other special offers). In particular, pricing has become more important as a result of well-informed customers using sources available on the internet to determine current market retail prices. Other competitive factors include customer preference for makes of automobiles and coverage under manufacturer warranties.

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

Under the laws of the states in which we currently operate, as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a franchised dealership or pre-owned store or operate an automotive repair service. These laws also regulate our conduct of business, including our sales, operating, advertising, financing and employment practices, including federal and state wage-hour, anti-discrimination and other employment practices laws.

Our financing activities with customers are subject to federal truth-in-lending, consumer privacy, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales.

Federal, state and local environmental regulations, including regulations governing air and water quality, the clean-up of contaminated property and the use, storage, handling, recycling and disposal of gasoline, oil and other materials, also apply to us and our franchised dealership and pre-owned store properties.

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

Executive Officers of the Registrant

Our executive officers as of the date of this Annual Report on Form 10-K are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	90	Executive Chairman and Director
B. Scott Smith	50	Chief Executive Officer, President and Director
David Bruton Smith	43	Vice Chairman and Director
Heath R. Byrd	51	Executive Vice President and Chief Financial Officer
Jeff Dyke	50	Executive Vice President of Operations

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

B. Scott Smith is the Co-Founder of Sonic.  He is also Chief Executive Officer, President and a director of Sonic.  Prior to his appointment as Chief Executive Officer in July 2015, Mr. Smith had served as President and Chief Strategic Officer of Sonic since March 2007.  Prior to that, Mr. Smith served as Sonic’s Vice Chairman and Chief Strategic Officer from October 2002 to March 2007 and President and Chief Operating Officer from April 1997 to October 2002.  Mr. Smith has been a director of Sonic since its organization in January 1997.  Mr. Smith also serves as a director and executive officer of many of Sonic’s subsidiaries.  Mr. Smith, who is the son of Mr. O. Bruton Smith and the brother of Mr. David Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before Sonic’s acquisition of those dealerships in 1997.  Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer of Sonic in April 1997.  Mr. Smith has over 28 years of experience in the automobile dealership industry.

David Bruton Smith was appointed to the office of Vice Chairman in March 2013.  He has served as Executive Vice President and a director of Sonic since October 2008 and has served in Sonic’s organization since 1998.  Prior to being named a director and Executive Vice President in 2008, Mr. Smith had served as Sonic’s Senior Vice President of Corporate Development since March 2007.  Mr. Smith served as Sonic’s Vice President of Corporate Strategy from October 2005 to March 2007, and also served prior to that time as Dealer Operator and General Manager of several Sonic dealerships.  He is the son of Mr. O. Bruton Smith and the brother of Mr. B. Scott Smith.

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

SONIC AUTOMOTIVE, INC.

Employees

As of December 31, 2017, we employed approximately 9,750 associates. We believe that our relationships with our associates are good. Approximately 265 of our associates, primarily service technicians in our northern California markets, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.

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

SONIC AUTOMOTIVE, INC.

RISK FACTORS

Item 1A.  Risk Factors.

Our business, financial condition, results of operations, cash flows and prospects and the prevailing market price and performance of our Class A common stock may be adversely affected by a number of factors, including the material risks noted below. Our stockholders and prospective investors should consider these risks, uncertainties and other factors prior to making an investment decision.

Risks Related to Our Sources of Financing and Liquidity

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions, expansion plans and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2017, our total outstanding indebtedness was approximately $2.5 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have up to $250.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and up to $1.0 billion of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2016 Floor Plan Facilities”). We refer to the 2016 Revolving Credit Facility and the 2016 Floor Plan Facilities collectively as the “2016 Credit Facilities.” As of December 31, 2017, we had approximately $155.3 million available for additional borrowings under the 2016 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors, including eligible asset balances. We are able to borrow under the 2016 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as the 2016 Floor Plan Facilities. In addition, the indentures relating to our 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”), our 6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of 15 to 20 years with renewal options generally ranging from five to 10 years. These operating leases require compliance with financial and operating covenants similar to those under the 2016 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

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

The 2016 Credit Facilities, the indentures governing the 5.0% Notes and the 6.125% Notes and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a cross default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing the 5.0% Notes and the 6.125% Notes. If a default or cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross-default provisions. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2018 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do not have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us or, depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.

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

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2017, we had interest rate swap and interest rate cap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate or to limit our exposure to rising interest rates. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of our interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

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
•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value, downward adjustments or “mark-to-market losses,” which would affect our stockholders’ equity; and

•

all of our hedging instruments contain terms and conditions with which we are required to meet. In the event those terms and conditions are not met, we may be required to settle the instruments prior to the instruments’ maturity with cash payments, which could significantly affect our liquidity.

A failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations.

We may not be able to satisfy our debt obligations upon the occurrence of a change of control.

Upon the occurrence of a change of control, as defined in the 5.0% Notes and the 6.125% Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under the 2016 Credit Facilities. Any future debt instruments that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change of control. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our stockholders.

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

A manufacturer may condition its allotment of vehicles, participation in bonus programs or acquisition of additional franchises upon our compliance with its brand and facility standards. These standards may require investments in technology and facilities that we otherwise would not make. This may put us in a competitive disadvantage with other competing dealerships and may ultimately result in our decision to sell a franchise when we believe it may be difficult to recover the cost of the required investment to reach the manufacturer’s brand and facility standards.

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

Our dealerships depend on the manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. Some of the key incentive programs include:

•	customer rebates or below market financing on new and used vehicles;
•	employee pricing;
•	dealer incentives on new vehicles;
•	manufacturer floor plan interest and advertising assistance;
•	warranties on new and used vehicles; and
•	sponsorship of CPO vehicle sales by authorized new vehicle dealers.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For 2017, approximately 20.0% of our parts, service and collision repair revenues was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our parts and service sales volume and margins could be adversely affected.

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

Our business is highly dependent on consumer demand and preferences. Events such as manufacturer recalls and negative publicity (for example, Volkswagen and Audi emissions-related issues in recent years) or legal proceedings related to these events may have a negative impact on the products we sell. If such events are significant, the profitability of our dealerships related to those manufacturers could be adversely affected and we could experience a material adverse effect on our overall results of operations, financial position and cash flows.

Risks Related to Our Growth Strategy

Our investment in new business strategies, services and technologies is inherently risky, and could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.

We have invested and expect to continue to invest in new business strategies, services and technologies, including our stand-alone pre-owned store initiative and our OSOE initiative. Such endeavors may involve significant risks and uncertainties, including allocating management resources away from current operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.

Our ability to make acquisitions, execute our stand-alone pre-owned store initiative and grow organically may be restricted by the terms and limits of the 2016 Credit Facilities and the indentures which govern our outstanding notes.

The amount of capital available to us is limited to the liquidity available under the 2016 Credit Facilities and capital generated through operating activities. Pursuant to the 2016 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts, without the written consent of the Required Lenders (as that term is defined in the 2016 Credit Facilities). Our pace and scale of growing our stand-alone pre-owned store initiative may be limited in the event other sources of capital are unavailable. These restrictions may limit our growth strategy.

We may not be able to capitalize on future real estate and dealership acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.

We intend to finance future real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A common stock, overall market conditions or covenants under the 2016 Credit Facilities that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating or financial flexibility.

In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory under the 2016 Floor Plan Facilities or the Silo Floor Plan Facilities (collectively, “Floor Plan Financing”). Floor Plan Financing arrangements allow us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain Floor Plan Financing or obtain consents to assume existing floor plan notes payable in connection with our acquisition of dealerships. In the event that we are unable to obtain such financing, our ability to complete dealership acquisitions could be limited.

Substantially all the assets of our dealerships are pledged to secure the indebtedness under the 2016 Credit Facilities and the Silo Floor Plan Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because certain lending institutions are either owned by or affiliated with an automobile manufacturer, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice versa.

SONIC AUTOMOTIVE, INC.

RISK FACTORS

Manufacturers’ restrictions on acquisitions could limit our future growth.

We are required to obtain the approval of the applicable manufacturer before we can acquire an additional franchise of that manufacturer. In determining whether to approve an acquisition, manufacturers may consider many factors, such as our financial condition and CSI scores.

Certain manufacturers also limit the number of its dealerships that we may own in total, the number of dealerships we may own in a particular geographic area, or our national market share of that manufacturer’s sales of new vehicles. In addition, under an applicable franchise or dealer agreement or under state law, a manufacturer may have a right of first refusal to acquire a dealership that we seek to acquire.

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

We cannot assure you that we will effectively and profitably integrate the operations of these dealerships without substantial costs, delays or operational or financial problems, due to:

•	the difficulties of managing operations located in geographic areas where we have not previously operated;
•	the management time and attention required to integrate and manage newly acquired dealerships;
•	the difficulties of assimilating and retaining employees;
•	the challenges of keeping customers; and
•	the challenge of retaining or attracting appropriate dealership management personnel.

These factors could have a material adverse effect on our financial condition and results of operations.

We may not adequately anticipate all of the demands that growth through acquisitions or brand development will impose.

We face risks growing through acquisitions or expansion. These risks include, but are not limited to:

•	incurring significantly higher capital expenditures and operating expenses;
•	failing to assimilate the operations and personnel of acquired dealerships;
•	entering new markets with which we are unfamiliar;
•	incurring potential undiscovered liabilities and operational difficulties at acquired dealerships;
•	disrupting our ongoing business;
•	diverting our management resources;
•	failing to maintain uniform standards, controls and policies;
•	impairing relationships with employees, manufacturers and customers as a result of changes in management;
•	incurring increased expenses for accounting and computer systems, as well as integration difficulties;

SONIC AUTOMOTIVE, INC.

RISK FACTORS

•	failing to obtain a manufacturer’s consent to the acquisition of one or more of its franchises or to renew the franchise or dealer agreement on terms acceptable to us; and
•	incorrectly valuing entities to be acquired or assessing markets entered.

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

The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of due diligence regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire, including some of our largest acquisitions, do not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of our acquired entities. Until we actually assume control of business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

Risks Related to the Automotive Retail Industry

Our facilities and operations are subject to extensive governmental laws and regulations. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations or if new laws or regulations are enacted that adversely affect our operations, then our business, operating results, financial condition, cash flows and prospects could suffer.

The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and sales of finance, insurance and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to

SONIC AUTOMOTIVE, INC.

RISK FACTORS

satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our operations, business, operating results, financial condition, cash flows and prospects.

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

Furthermore, we expect that new laws and regulations, particularly at the federal level, may be enacted, which could also materially adversely impact our business. For example, the labor policy of the prior administration led to increased unionization efforts for U.S. companies, which could lead to higher labor costs for our Company, disrupt our store operations and adversely affect our results of operations.

Climate change legislation or regulations restricting emission of greenhouse gases could result in increased operating costs and reduced demand for the vehicles we sell.

The U.S. Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require (1) a reduction in emissions of greenhouse gases from motor vehicles, (2) certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources and (3) monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

Increasing competition among automotive retailers and the use of the internet reduces our profit margins on vehicle sales and related businesses.

Automobile retailing is a highly competitive business. Our competitors include publicly and privately owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. We typically rely on advertising, merchandising, sales expertise, customer service reputation and dealership location to sell new vehicles. Our revenues and profitability could be materially adversely affected if certain state dealer franchise laws are relaxed to permit manufacturers to enter the retail market directly.

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

RISK FACTORS

We may face increasingly significant competition as we strive to gain market share through acquisitions or otherwise. Our operating margins may decline over time as we expand into markets where we do not have a leading position.

The effect of companies entering into the automotive space may affect our ability to grow or maintain the business over the long-term.

Large and well-capitalized technology companies have continued to enter into the automotive space in recent years.  Companies such as Amazon, Apple, Google, Lyft, Tesla and Uber may challenge the existing automotive manufacturing, transportation and retail models.  Tesla has been challenging state dealer franchise laws in many states with mixed results, but its business model has been accepted by many consumers.  Although Tesla’s participation in the competitive landscape has had minimal impact on the overall retail automotive space thus far, these other large technology-based companies may continue to change consumers’ view on how automobiles should be manufactured, equipped, used and retailed in the future.  Because these companies have the ability to connect with each individual consumer easily through their technology platforms, we may ultimately be at a competitive disadvantage in marketing, financing, selling and servicing vehicles.  In addition, certain manufacturers have expressed interest in selling directly to customers.  The dealer’s participation in that potential future transaction type is unclear and may negatively impact our operations and financial results.

Our dealers depend upon new vehicle sales and, therefore, their success depends in large part upon customer demand for the particular vehicles they carry.

The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. New vehicle sales generate the majority of our total revenue and lead to sales of higher-margin products and services such as finance, insurance, vehicle protection products and other aftermarket products, and parts and service operations. Our new vehicle sales operations are comprised primarily of luxury and mid-line import brands, which exposes us to manufacturer concentration risks. Although our parts and service operations and used vehicle business may serve to offset some of this risk, changes in automobile manufacturers’ vehicle models and customer demand for particular vehicles may have a material adverse effect on our business.

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

A significant portion of vehicle buyers finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In the event lenders tighten their credit standards or there is a decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, revenues and profitability.

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

SONIC AUTOMOTIVE, INC.

RISK FACTORS

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

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties or damage to our reputation, and cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.

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

SONIC AUTOMOTIVE, INC.

RISK FACTORS

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

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under the Sonic Automotive, Inc. 2012 Stock Incentive Plan or the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors and other obligations become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our franchise and dealer agreements may impede or prevent any potential takeover bid. Our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of our Company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity that may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, there may be provisions of our lending arrangements that create an event of default upon a change in control. These agreements, corporate governance documents and laws may have the effect of discouraging, delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

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

SONIC AUTOMOTIVE, INC.

RISK FACTORS

civil fines and penalties, including suspension or revocation of our licenses and franchise or dealer agreements to conduct dealership operations.

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our franchise or dealer agreements or operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

Six of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our six dealership subsidiaries are among approximately 201 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. In March 2008, the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, issued a certification that the AI Pension Plan was in critical status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s critical status, the Board of Trustees of the AI Pension Plan implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period commencing in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously-adopted rehabilitation plan. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid

SONIC AUTOMOTIVE, INC.

RISK FACTORS

insolvency assuming the proposed suspensions of benefits continue indefinitely. In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Tax positions may exist related to our tax filings that could be challenged by governmental agencies and result in higher income tax expenses and affect our overall liquidity if we are unable to successfully defend these tax positions.

We are subject to audits by federal and state governmental income tax agencies on a continual basis.  During the course of those audits, the agencies may disagree or challenge tax positions taken on tax returns filed for Sonic and its subsidiaries.  As a result of these audits, the agencies may issue assessments and penalties based on their understanding of the underlying facts and circumstances.   In the event, we are not able to arrive at an agreeable resolution, we may be forced to litigate these matters.  If we are unsuccessful in litigation, our results of operations and financial position may be negatively impacted.

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

Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2017, our balance sheet reflected a carrying amount of approximately $525.8 million in goodwill.

SONIC AUTOMOTIVE, INC.

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

We lease the majority of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for the 2016 Credit Facilities or mortgage financing arrangements. We believe that our facilities are adequate for our current needs.

Item 3.  Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities and other long-term liabilities at December 31, 2017 was approximately $3.0 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

SONIC AUTOMOTIVE, INC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B common stock is not traded on a public market.

As of February 27, 2018, there were 30,384,481 shares of our Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 27, 2018, there were 1,149 record holders of the Class A common stock and four record holders of the Class B common stock. The closing stock price for the Class A common stock on February 27, 2018 was $20.05.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.20 per share, $0.20 per share and $0.11 per share during 2017, 2016 and 2015, respectively. Subsequent to December 31, 2017, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.06 per share for stockholders of record on March 15, 2018 to be paid on April 13, 2018. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for our Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods:

	Market Price		Cash Dividend
	High	Low	Declared
2017
Fourth Quarter	$21.90	$18.45	$0.05
Third Quarter	$20.40	$16.40	$0.05
Second Quarter	$20.70	$17.65	$0.05
First Quarter	$25.95	$19.90	$0.05

2016
Fourth Quarter	$24.00	$16.90	$0.05
Third Quarter	$19.19	$16.68	$0.05
Second Quarter	$19.04	$16.15	$0.05
First Quarter	$22.35	$15.91	$0.05

SONIC AUTOMOTIVE, INC.

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)

October 2017	-	$-	-	$107,686
November 2017	-	$-	-	$107,686
December 2017	-	$-	-	$107,686
Total	-		-

(1)   On January 20, 2016 and February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our previously announced share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

				(In thousands)
January 2016 authorization				$100,000
February 2017 authorization				100,000
Total active program repurchases prior to December 31, 2017				(92,314)
Current remaining availability as of December 31, 2017				$107,686

SONIC AUTOMOTIVE, INC.

Item 6. Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflects the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2017. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in the selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of our operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
Income Statement Data (1):
Total revenues	$9,867.2	$9,731.8	$9,624.3	$9,197.1	$8,843.2
Impairment charges	$9.4	$8.1	$18.0	$6.6	$9.9
Income (loss) from continuing operations before taxes	$108.1	$155.2	$145.2	$161.7	$129.0
Income (loss) from continuing operations	$94.2	$94.5	$88.1	$98.6	$84.7
Basic earnings (loss) per share from continuing operations	$2.14	$2.07	$1.74	$1.89	$1.60
Diluted earnings (loss) per share from continuing operations	$2.12	$2.06	$1.73	$1.87	$1.59

Balance Sheet Data (1):
Total assets	$3,818.5	$3,639.3	$3,562.4	$3,168.3	$3,036.8
Current maturities of long-term debt	$61.3	$43.0	$33.4	$30.8	$18.2
Total long-term debt (including current maturities of long-term debt)	$1,024.7	$882.7	$814.6	$758.5	$734.0
Total long-term liabilities (including current maturities of long-term debt)	$1,138.2	$1,020.3	$952.1	$885.3	$846.9
Cash dividends declared per common share	$0.20	$0.20	$0.11	$0.10	$0.10

(1)

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 2, “Business Acquisitions and Dispositions,” Note 5, “Intangible Assets and Goodwill,” and Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements, impairment charges, business combinations and dispositions and debt refinancings have had a material impact on our reported historical consolidated financial information.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2017 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”).

Unless otherwise noted, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis. To the extent that differences among operating segments are material to an understanding of our business taken as a whole, they are discussed separately.

All discussion of increases or decreases are compared to the prior year period ended December 31, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair and finance, insurance and other are on a same store basis, except where otherwise noted. All continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. During the year ended December 31, 2017 (“2017”), we acquired one stand-alone pre-owned vehicle store, opened one new manufacturer-awarded open point franchised dealership and opened two new EchoPark stores, which are included in reported amounts for 2017, but are excluded from same store reporting for all periods. During the year ended December 31, 2016 (“2016”), we acquired one stand-alone pre-owned vehicle store, opened two new manufacturer-awarded open point franchised dealerships and opened two new EchoPark stores, which are included in reported amounts for all periods and same store reporting for 2017 compared to 2016, but are excluded from same store reporting for 2016 compared to 2015. During 2015, we opened one new EchoPark store, which is included in reported and same store amounts for all periods.

We disposed of three dealership franchises and closed two stand-alone pre-owned vehicle stores during 2017 and had no franchises held for sale as of December 31, 2017. We did not dispose of any dealership franchises during 2016. We disposed of four dealership franchises during 2015. The results of operations of these disposed dealership franchises and closed stores are included in continuing operations on the accompanying consolidated statements of income for all periods presented. We elected to adopt and apply the guidance of Accounting Standards Update (“ASU”) 2014-08 beginning with our Quarterly Report on Form 10-Q for the period ended June 30, 2014. Dealership franchises disposed of subsequent to March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria in ASU 2014-08. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for tabular disclosure of the effects of disposed dealership franchises that remain in continuing operations.

Overview

We are one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2017, we operated 114 new vehicle franchises in 13 states (representing 23 different brands of cars and light trucks), 18 collision repair centers and nine pre-owned stores. As a result of the way we manage our business, we had two operating segments as of December 31, 2017: (1) the Franchised Dealerships Segment and (2) the Pre-Owned Stores Segment. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2017, we operated 103 stores in the Franchised Dealerships Segment and nine stores in the Pre-Owned Stores Segment.

The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. The Pre-Owned Stores Segment provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in stand-alone pre-owned vehicle specialty retail locations and includes our EchoPark stores. Our pre-owned stores business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2017, we had six EchoPark stores in operation in Colorado and one in Texas. By the end of 2018, we expect to open additional EchoPark stores in North Carolina and Texas. We believe that the expansion of our pre-owned stores business will provide long-term benefits to our Company, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

In the fourth quarter of 2013, we announced a new customer experience initiative known as “One Sonic-One Experience” (“OSOE”). This initiative includes several new processes and proprietary technologies from inventory management, electronic desking and pricing tools to a fully developed “customer-centric” Customer Relationship Management tool. We believe that the development of these processes and technologies will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can utilize these processes and technologies to allow our guests to complete a new or pre-owned vehicle sales transaction in less than an hour. During the latter half of 2014 and throughout 2015, we rolled out the OSOE initiative at our dealerships in Charlotte, North Carolina. During 2016, we introduced the technology component of the initiative to 14 additional stores in our Alabama, California and Tennessee markets, and, in the first half of 2017, we launched OSOE at our BMW dealership in Greenville, South Carolina and our Audi and Honda dealerships in Pensacola, Florida. We do not currently plan to expand the OSOE rollout to additional existing stores until the model has matured and proven it can provide the required financial returns.

We are continually evaluating the landscape of human mobility and the risks and opportunities that are on the horizon that may reshape our business. We believe the dealership model will continue to serve as the primary resource for consumers for quite some time, but as consumers gravitate toward and accept other sources of mobility, we want to position Sonic to participate in those offerings. This would include partnerships or relationships with ride hailing, fractional ownership, subscription service or manufacturer promoted programs that satisfy a customer demand or need.

Executive Summary

The U.S. retail automotive industry’s total new vehicle unit sales volume decreased 1.7%, to 17.2 million vehicles, in 2017, from 17.5 million vehicles in 2016, according to Bloomberg Financial Markets, provided by Stephens Inc. For 2018, analysts’ average industry expectation for the new vehicle seasonally adjusted annual rate of sales (“SAAR”) is approximately 16.8 million vehicles, a 2.3% decrease compared to the industry volume level in 2017. We estimate the 2018 new vehicle SAAR will be between 16.75 million and 17.0 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of automotive manufacturers could cause actual 2018 new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between retail and fleet new vehicle sales volume. Our current operational goal focuses on growing our retail new vehicle sales, as opposed to fleet new vehicle sales, and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, industry retail new vehicle unit sales volume decreased 1.4%, to 13.9 million vehicles, in 2017, from 14.1 million vehicles in 2016.

We operate 19 franchise stores and five collision repair centers in the greater Houston market, which represent approximately 20.0% of our total revenues. Hurricane Harvey affected store operations at all of our Houston market locations, resulting in temporary store closures in late August and early September 2017, as well as significant inventory and facility damage at certain locations. As the Houston market began to recover from the effects of Hurricane Harvey, we experienced increased demand for new and used vehicle sales as a result of replacement vehicle demand in September and into the beginning of the fourth quarter of 2017. We do not expect this replacement vehicle demand in the Houston market to continue into 2018. Hurricane Irma affected store operations in the Alabama, Florida and Georgia markets to varying degrees, resulting in temporary store closures during September 2017. Twenty-four stores in these markets were impacted by Hurricane Irma, with the most significant operational impact at 11 of our Florida stores. We did not experience the same level of increased vehicle sales activity in these markets as we did in the Houston market, due to less flooding as a result of Hurricane Irma as compared to Hurricane Harvey.

Our same store new vehicle revenue increased 0.7% during 2017 despite a 0.4% decrease in new vehicle unit sales volume. New vehicle gross profit decreased 0.2% due to lower new vehicle unit sales volume, partially offset by new vehicle gross profit per unit, which increased $4 per unit, or 0.2%, to $1,948 per unit. While the availability of vehicle pricing information to consumers, increased competition for sales between similar branded dealerships and higher overall inventory levels have resulted in downward pressure on new vehicle pricing, we believe that new vehicle gross margins have stabilized and do not anticipate significant declines in future periods.

Our same store retail used vehicle revenue decreased 0.5% during 2017, driven by a 0.5% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased 3.0%, driven by a decrease in retail used vehicle gross profit per unit of $32 per unit, or 2.5%, to $1,240 per unit. Our same store wholesale vehicle gross loss increased approximately $1.5 million, or 22.2%, during 2017, primarily driven by higher losses per unit. We focus on maintaining used vehicle inventory days’ supply in the 30- to 40-

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 34 and 36 days as of December 31, 2017 and 2016, respectively.

Our same store Fixed Operations revenue was flat during 2017, while our Fixed Operations gross profit increased 1.1%. Fixed Operations gross margin increased 50 basis points, to 48.3%, during 2017. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of manufacturer recall and warranty activity could negatively impact our Fixed Operations results in the future.

Our same store F&I revenue increased 2.9% during 2017, driven by a 3.5% increase in F&I gross profit per retail unit, partially offset by a 0.5% decrease in combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $47 per unit, to $1,392 per unit, for 2017. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to maximize gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of income:

	Percentage of Total Revenues
	Year Ended December 31,
	2017	2016	2015
Revenues:
New vehicles	53.7%	53.8%	54.7%
Used vehicles	26.6%	26.0%	26.1%
Wholesale vehicles	1.7%	2.2%	1.6%
Parts, service and collision repair	14.4%	14.5%	14.2%
Finance, insurance and other, net	3.6%	3.5%	3.4%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	85.2%	85.3%	85.3%
Gross profit	14.8%	14.7%	14.7%
Selling, general and administrative expenses	11.6%	11.4%	11.5%
Impairment charges	0.1%	0.1%	0.2%
Depreciation and amortization	1.0%	0.8%	0.7%
Operating income (loss)	2.1%	2.4%	2.3%
Interest expense, floor plan	0.4%	0.3%	0.2%
Interest expense, other, net	0.5%	0.5%	0.6%
Other (income) expense, net	0.1%	0.0%	0.0%
Income (loss) from continuing operations before taxes	1.1%	1.6%	1.5%
Provision for income taxes for continuing operations - (benefit) expense	0.1%	0.6%	0.6%
Income (loss) from continuing operations	1.0%	1.0%	0.9%

Results of Operations - Consolidated

New Vehicles – Consolidated

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by manufacturer incentives to consumers, which vary from cash-back incentives to low interest rate financing, among other things. New vehicle revenues and gross profit are also dependent on vehicle manufacturers providing adequate inventory allocations to our dealerships to meet customer demands and the availability of consumer credit. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced/economy vehicles to luxury vehicles.

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

	Year Ended December 31,			Year Ended December 31,
(In millions of vehicles)	2017	2016	% Change	2016	2015	% Change
U.S. industry volume - Retail (1)	13.9	14.1	(1.4%)	14.1	14.2	(0.7%)
U.S. industry volume - Fleet	3.3	3.4	(2.9%)	3.4	3.2	6.3%
U.S. industry volume - Total (2)	17.2	17.5	(1.7%)	17.5	17.4	0.6%

(1)	Source: PIN from J.D. Power
(2)	Source: Bloomberg Financial Markets, provided by Stephens Inc.

According to industry analysts, industry volume expectations for 2018 range from 16.75 million to 17.0 million vehicles, which would represent a decrease of 1.2% to 4.1% compared to the industry volume for 2017.

The following tables provide a reconciliation of consolidated same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$5,204,867	$5,170,372	$34,495	0.7%
Acquisitions, open points and dispositions	90,184	64,133	26,051	NM
Total as reported	$5,295,051	$5,234,505	$60,546	1.2%

Total new vehicle gross profit:
Same store	$259,220	$259,668	$(448)	(0.2%)
Acquisitions, open points and dispositions	5,706	926	4,780	NM
Total as reported	$264,926	$260,594	$4,332	1.7%

Total new vehicle unit sales:
Same store	133,047	133,606	(559)	(0.4%)
Acquisitions, open points and dispositions	2,616	2,397	219	NM
Total as reported	135,663	136,003	(340)	(0.2%)

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$5,186,149	$5,200,257	$(14,108)	(0.3%)
Acquisitions, open points and dispositions	48,356	65,144	(16,788)	NM
Total as reported	$5,234,505	$5,265,401	$(30,896)	(0.6%)

Total new vehicle gross profit:
Same store	$258,227	$265,679	$(7,452)	(2.8%)
Acquisitions, open points and dispositions	2,367	2,250	117	NM
Total as reported	$260,594	$267,929	$(7,335)	(2.7%)

Total new vehicle unit sales:
Same store	134,768	138,206	(3,438)	(2.5%)
Acquisitions, open points and dispositions	1,235	1,795	(560)	NM
Total as reported	136,003	140,001	(3,998)	(2.9%)

NM = Not Meaningful

Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$5,295,051	$5,234,505	$60,546	1.2%
Gross profit	$264,926	$260,594	$4,332	1.7%
Unit sales	135,663	136,003	(340)	(0.2%)
Revenue per unit	$39,031	$38,488	$543	1.4%
Gross profit per unit	$1,953	$1,916	$37	1.9%
Gross profit as a % of revenue	5.0%	5.0%	0	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$5,234,505	$5,265,401	$(30,896)	(0.6%)
Gross profit	$260,594	$267,929	$(7,335)	(2.7%)
Unit sales	136,003	140,001	(3,998)	(2.9%)
Revenue per unit	$38,488	$37,610	$878	2.3%
Gross profit per unit	$1,916	$1,914	$2	0.1%
Gross profit as a % of revenue	5.0%	5.1%	(10)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$5,204,867	$5,170,372	$34,495	0.7%
Gross profit	$259,220	$259,668	$(448)	(0.2%)
Unit sales	133,047	133,606	(559)	(0.4%)
Revenue per unit	$39,121	$38,699	$422	1.1%
Gross profit per unit	$1,948	$1,944	$4	0.2%
Gross profit as a % of revenue	5.0%	5.0%	0	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$5,186,149	$5,200,257	$(14,108)	(0.3%)
Gross profit	$258,227	$265,679	$(7,452)	(2.8%)
Unit sales	134,768	138,206	(3,438)	(2.5%)
Revenue per unit	$38,482	$37,627	$855	2.3%
Gross profit per unit	$1,916	$1,922	$(6)	(0.3%)
Gross profit as a % of revenue	5.0%	5.1%	(10)	bps

For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles – Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.

Used Vehicles – Consolidated

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following tables provide a reconciliation of consolidated same store basis and reported basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,476,967	$2,488,866	$(11,899)	(0.5%)
Acquisitions, open points and dispositions	145,086	44,256	100,830	NM
Total as reported	$2,622,053	$2,533,122	$88,931	3.5%

Total used vehicle gross profit:
Same store	$143,690	$148,069	$(4,379)	(3.0%)
Acquisitions, open points and dispositions	11,213	10,516	697	NM
Total as reported	$154,903	$158,585	$(3,682)	(2.3%)

Total used vehicle unit sales:
Same store	115,916	116,450	(534)	(0.5%)
Acquisitions, open points and dispositions	7,573	2,724	4,849	NM
Total as reported	123,489	119,174	4,315	3.6%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,480,370	$2,460,827	$19,543	0.8%
Acquisitions, open points and dispositions	52,752	51,197	1,555	NM
Total as reported	$2,533,122	$2,512,024	$21,098	0.8%

Total used vehicle gross profit:
Same store	$155,784	$160,633	$(4,849)	(3.0%)
Acquisitions, open points and dispositions	2,801	1,409	1,392	NM
Total as reported	$158,585	$162,042	$(3,457)	(2.1%)

Total used vehicle unit sales:
Same store	116,497	114,261	2,236	2.0%
Acquisitions, open points and dispositions	2,677	2,862	(185)	NM
Total as reported	119,174	117,123	2,051	1.8%

NM = Not Meaningful

Our consolidated reported used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,622,053	$2,533,122	$88,931	3.5%
Gross profit	$154,903	$158,585	$(3,682)	(2.3%)
Unit sales	123,489	119,174	4,315	3.6%
Revenue per unit	$21,233	$21,256	$(23)	(0.1%)
Gross profit per unit	$1,254	$1,331	$(77)	(5.8%)
Gross profit as a % of revenue	5.9%	6.3%	(40)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,533,122	$2,512,024	$21,098	0.8%
Gross profit	$158,585	$162,042	$(3,457)	(2.1%)
Unit sales	119,174	117,123	2,051	1.8%
Revenue per unit	$21,256	$21,448	$(192)	(0.9%)
Gross profit per unit	$1,331	$1,384	$(53)	(3.8%)
Gross profit as a % of revenue	6.3%	6.5%	(20)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our consolidated same store used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,476,967	$2,488,866	$(11,899)	(0.5%)
Gross profit	$143,690	$148,069	$(4,379)	(3.0%)
Unit sales	115,916	116,450	(534)	(0.5%)
Revenue per unit	$21,369	$21,373	$(4)	(0.0%)
Gross profit per unit	$1,240	$1,272	$(32)	(2.5%)
Gross profit as a % of revenue	5.8%	5.9%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,480,370	$2,460,827	$19,543	0.8%
Gross profit	$155,784	$160,633	$(4,849)	(3.0%)
Unit sales	116,497	114,261	2,236	2.0%
Revenue per unit	$21,291	$21,537	$(246)	(1.1%)
Gross profit per unit	$1,337	$1,406	$(69)	(4.9%)
Gross profit as a % of revenue	6.3%	6.5%	(20)	bps

For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I - Pre-Owned Stores Segment” in the Franchised Dealerships Segment and Pre-Owned Stores Segment sections below.

Wholesale Vehicles - Consolidated

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory.

The following tables provide a reconciliation of consolidated same store basis and reported basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$165,308	$207,263	$(41,955)	(20.2%)
Acquisitions, open points and dispositions	5,756	3,785	1,971	NM
Total as reported	$171,064	$211,048	$(39,984)	(18.9%)

Total wholesale vehicle gross profit (loss):
Same store	$(8,181)	$(6,694)	$(1,487)	(22.2%)
Acquisitions, open points and dispositions	(533)	(622)	89	NM
Total as reported	$(8,714)	$(7,316)	$(1,398)	(19.1%)

Total wholesale vehicle unit sales:
Same store	29,978	34,108	(4,130)	(12.1%)
Acquisitions, open points and dispositions	1,407	990	417	NM
Total as reported	31,385	35,098	(3,713)	(10.6%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$207,324	$152,426	$54,898	36.0%
Acquisitions, open points and dispositions	3,724	2,913	811	NM
Total as reported	$211,048	$155,339	$55,709	35.9%

Total wholesale vehicle gross profit (loss):
Same store	$(6,767)	$(6,748)	$(19)	(0.3%)
Acquisitions, open points and dispositions	(549)	(620)	71	NM
Total as reported	$(7,316)	$(7,368)	$52	0.7%

Total wholesale vehicle unit sales:
Same store	34,354	29,558	4,796	16.2%
Acquisitions, open points and dispositions	744	610	134	NM
Total as reported	35,098	30,168	4,930	16.3%

NM = Not Meaningful

Our consolidated reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$171,064	$211,048	$(39,984)	(18.9%)
Gross profit (loss)	$(8,714)	$(7,316)	$(1,398)	(19.1%)
Unit sales	31,385	35,098	(3,713)	(10.6%)
Revenue per unit	$5,451	$6,013	$(562)	(9.3%)
Gross profit (loss) per unit	$(278)	$(208)	$(70)	(33.7%)
Gross profit (loss) as a % of revenue	(5.1%)	(3.5%)	(160)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$211,048	$155,339	$55,709	35.9%
Gross profit (loss)	$(7,316)	$(7,368)	$52	0.7%
Unit sales	35,098	30,168	4,930	16.3%
Revenue per unit	$6,013	$5,149	$864	16.8%
Gross profit (loss) per unit	$(208)	$(244)	$36	14.8%
Gross profit (loss) as a % of revenue	(3.5%)	(4.7%)	120	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our consolidated same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$165,308	$207,263	$(41,955)	(20.2%)
Gross profit (loss)	$(8,181)	$(6,694)	$(1,487)	(22.2%)
Unit sales	29,978	34,108	(4,130)	(12.1%)
Revenue per unit	$5,514	$6,077	$(563)	(9.3%)
Gross profit (loss) per unit	$(273)	$(196)	$(77)	(39.3%)
Gross profit (loss) as a % of revenue	(4.9%)	(3.2%)	(170)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$207,324	$152,426	$54,898	36.0%
Gross profit (loss)	$(6,767)	$(6,748)	$(19)	(0.3%)
Unit sales	34,354	29,558	4,796	16.2%
Revenue per unit	$6,035	$5,157	$878	17.0%
Gross profit (loss) per unit	$(197)	$(228)	$31	13.6%
Gross profit (loss) as a % of revenue	(3.3%)	(4.4%)	110	bps

For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment” and “Wholesale Vehicles - Pre-Owned Stores Segment” in the Franchised Dealerships Segment and Pre-Owned Stores Segment sections below.

Fixed Operations - Consolidated

Parts, service and collision repair revenues consist of customer requested orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. In 2017, we changed the character of certain manufacturer-offered complimentary maintenance repair orders from customer pay to warranty. Accordingly, the customer pay and warranty amounts in the tables below reflect this change for 2017, but not for 2016 or 2015, as it was administratively impractical to recalculate the 2016 and 2015 amounts.

We believe that over time, vehicle quality will improve, but vehicle complexity and the associated demand for repairs at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term we have the ability to continue to add service capacity and increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future warranty-related revenues.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following tables provide a reconciliation of consolidated same store basis and reported basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,391,183	$1,391,188	$(5)	(0.0%)
Acquisitions, open points and dispositions	24,827	18,631	6,196	NM
Total as reported	$1,416,010	$1,409,819	$6,191	0.4%

Total Fixed Operations gross profit:
Same store	$671,398	$664,358	$7,040	1.1%
Acquisitions, open points and dispositions	12,133	9,768	2,365	NM
Total as reported	$683,531	$674,126	$9,405	1.4%

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,397,987	$1,340,547	$57,440	4.3%
Acquisitions, open points and dispositions	11,832	24,400	(12,568)	NM
Total as reported	$1,409,819	$1,364,947	$44,872	3.3%

Total Fixed Operations gross profit:
Same store	$667,998	$653,657	$14,341	2.2%
Acquisitions, open points and dispositions	6,128	11,764	(5,636)	NM
Total as reported	$674,126	$665,421	$8,705	1.3%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

NM = Not Meaningful

Our consolidated reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$555,463	$582,557	$(27,094)	(4.7%)
Warranty	282,926	240,415	42,511	17.7%
Wholesale parts	168,459	176,870	(8,411)	(4.8%)
Internal, sublet and other	409,162	409,977	(815)	(0.2%)
Total revenue	$1,416,010	$1,409,819	$6,191	0.4%
Gross profit
Customer pay	$296,834	$314,791	$(17,957)	(5.7%)
Warranty	156,082	129,924	26,158	20.1%
Wholesale parts	28,989	30,754	(1,765)	(5.7%)
Internal, sublet and other	201,626	198,657	2,969	1.5%
Total gross profit	$683,531	$674,126	$9,405	1.4%
Gross profit as a % of revenue
Customer pay	53.4%	54.0%	(60)	bps
Warranty	55.2%	54.0%	120	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	49.3%	48.5%	80	bps
Total gross profit as a % of revenue	48.3%	47.8%	50	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$582,557	$577,265	$5,292	0.9%
Warranty	240,415	228,093	12,322	5.4%
Wholesale parts	176,870	181,296	(4,426)	(2.4%)
Internal, sublet and other	409,977	378,293	31,684	8.4%
Total revenue	$1,409,819	$1,364,947	$44,872	3.3%
Gross profit
Customer pay	$314,791	$316,026	$(1,235)	(0.4%)
Warranty	129,924	126,571	3,353	2.6%
Wholesale parts	30,754	32,249	(1,495)	(4.6%)
Internal, sublet and other	198,657	190,575	8,082	4.2%
Total gross profit	$674,126	$665,421	$8,705	1.3%
Gross profit as a % of revenue
Customer pay	54.0%	54.7%	(70)	bps
Warranty	54.0%	55.5%	(150)	bps
Wholesale parts	17.4%	17.8%	(40)	bps
Internal, sublet and other	48.5%	50.4%	(190)	bps
Total gross profit as a % of revenue	47.8%	48.8%	(100)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our consolidated same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$548,768	$575,641	$(26,873)	(4.7%)
Warranty	278,882	236,931	41,951	17.7%
Wholesale parts	166,831	174,962	(8,131)	(4.6%)
Internal, sublet and other	396,702	403,654	(6,952)	(1.7%)
Total revenue	$1,391,183	$1,391,188	$(5)	(0.0%)
Gross profit
Customer pay	$293,272	$310,919	$(17,647)	(5.7%)
Warranty	154,025	128,161	25,864	20.2%
Wholesale parts	28,669	30,443	(1,774)	(5.8%)
Internal, sublet and other	195,432	194,835	597	0.3%
Total gross profit	$671,398	$664,358	$7,040	1.1%
Gross profit as a % of revenue
Customer pay	53.4%	54.0%	(60)	bps
Warranty	55.2%	54.1%	110	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	49.3%	48.3%	100	bps
Total gross profit as a % of revenue	48.3%	47.8%	50	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$579,026	$567,526	$11,500	2.0%
Warranty	238,568	224,071	14,497	6.5%
Wholesale parts	175,965	177,845	(1,880)	(1.1%)
Internal, sublet and other	404,428	371,105	33,323	9.0%
Total revenue	$1,397,987	$1,340,547	$57,440	4.3%
Gross profit
Customer pay	$312,912	$310,593	$2,319	0.7%
Warranty	129,046	124,535	4,511	3.6%
Wholesale parts	30,606	31,576	(970)	(3.1%)
Internal, sublet and other	195,434	186,953	8,481	4.5%
Total gross profit	$667,998	$653,657	$14,341	2.2%
Gross profit as a % of revenue
Customer pay	54.0%	54.7%	(70)	bps
Warranty	54.1%	55.6%	(150)	bps
Wholesale parts	17.4%	17.8%	(40)	bps
Internal, sublet and other	48.3%	50.4%	(210)	bps
Total gross profit as a % of revenue	47.8%	48.8%	(100)	bps

For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations – Franchised Dealerships Segment” and “Fixed Operations - Pre-Owned Stores Segment” in the Franchised Dealerships Segment and Pre-Owned Stores Segment sections below.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

F&I - Consolidated

Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts.  F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts. F&I revenues are affected by the level of new and used vehicle unit sales, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

Rate spread is another term for the commission earned by our dealerships for arranging vehicle financing for consumers. The amount of the commission could be zero, a flat fee or an actual spread between the interest rate charged to the consumer and the interest rate provided by the direct financing source (a commercial bank, credit union or manufacturer captive finance company). We have established caps on the potential rate spread our dealerships can earn with all finance sources. We believe the rate spread we earn for arranging financing represents value to the consumer in numerous ways, including the following:

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$343,987	$334,205	$9,782	2.9%
Acquisitions, open points and dispositions	19,043	9,080	9,963	NM
Total as reported	$363,030	$343,285	$19,745	5.8%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,392	$1,345	$47	3.5%
Total as reported	$1,411	$1,354	$57	4.2%

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$335,221	$320,572	$14,649	4.6%
Acquisitions, open points and dispositions	8,064	6,016	2,048	NM
Total as reported	$343,285	$326,588	$16,697	5.1%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,343	$1,279	$64	5.0%
Total as reported	$1,354	$1,279	$75	5.9%

NM = Not Meaningful

Our consolidated reported F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$363,030	$343,285	$19,745	5.8%
Gross profit per retail unit (excludes fleet)	$1,411	$1,354	$57	4.2%

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$343,285	$326,588	$16,697	5.1%
Gross profit per retail unit (excludes fleet)	$1,354	$1,279	$75	5.9%

Our consolidated same store F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Same Store F&I:
Revenue	$343,987	$334,205	$9,782	2.9%
Gross profit per retail unit (excludes fleet)	$1,392	$1,345	$47	3.5%

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Same Store F&I:
Revenue	$335,221	$320,572	$14,649	4.6%
Gross profit per retail unit (excludes fleet)	$1,343	$1,279	$64	5.0%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I - Pre-Owned Stores Segment” in the Franchised Dealerships Segment and Pre-Owned Stores Segment sections below.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Results of Operations - Franchised Dealerships Segment

New Vehicles – Franchised Dealerships Segment

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by manufacturer incentives to consumers, which vary from cash-back incentives to low interest rate financing, among other things. New vehicle revenues and gross profit are also dependent on vehicle manufacturers providing adequate inventory allocations to our dealerships to meet customer demands and the availability of consumer credit. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced/economy vehicles, to luxury vehicles.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$5,204,867	$5,170,372	$34,495	0.7%
Acquisitions, open points and dispositions	90,184	64,133	26,051	NM
Total as reported	$5,295,051	$5,234,505	$60,546	1.2%

Total new vehicle gross profit:
Same store	$259,220	$259,668	$(448)	(0.2%)
Acquisitions, open points and dispositions	5,706	926	4,780	NM
Total as reported	$264,926	$260,594	$4,332	1.7%

Total new vehicle unit sales:
Same store	133,047	133,606	(559)	(0.4%)
Acquisitions, open points and dispositions	2,616	2,397	219	NM
Total as reported	135,663	136,003	(340)	(0.2%)

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$5,186,149	$5,200,257	$(14,108)	(0.3%)
Acquisitions, open points and dispositions	48,356	65,144	(16,788)	NM
Total as reported	$5,234,505	$5,265,401	$(30,896)	(0.6%)

Total new vehicle gross profit:
Same store	$258,227	$265,679	$(7,452)	(2.8%)
Acquisitions, open points and dispositions	2,367	2,250	117	NM
Total as reported	$260,594	$267,929	$(7,335)	(2.7%)

Total new vehicle unit sales:
Same store	134,768	138,206	(3,438)	(2.5%)
Acquisitions, open points and dispositions	1,235	1,795	(560)	NM
Total as reported	136,003	140,001	(3,998)	(2.9%)

NM = Not Meaningful

Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$5,295,051	$5,234,505	$60,546	1.2%
Gross profit	$264,926	$260,594	$4,332	1.7%
Unit sales	135,663	136,003	(340)	(0.2%)
Revenue per unit	$39,031	$38,488	$543	1.4%
Gross profit per unit	$1,953	$1,916	$37	1.9%
Gross profit as a % of revenue	5.0%	5.0%	0	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$5,234,505	$5,265,401	$(30,896)	(0.6%)
Gross profit	$260,594	$267,929	$(7,335)	(2.7%)
Unit sales	136,003	140,001	(3,998)	(2.9%)
Revenue per unit	$38,488	$37,610	$878	2.3%
Gross profit per unit	$1,916	$1,914	$2	0.1%
Gross profit as a % of revenue	5.0%	5.1%	(10)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$5,204,867	$5,170,372	$34,495	0.7%
Gross profit	$259,220	$259,668	$(448)	(0.2%)
Unit sales	133,047	133,606	(559)	(0.4%)
Revenue per unit	$39,121	$38,699	$422	1.1%
Gross profit per unit	$1,948	$1,944	$4	0.2%
Gross profit as a % of revenue	5.0%	5.0%	0	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$5,186,149	$5,200,257	$(14,108)	(0.3%)
Gross profit	$258,227	$265,679	$(7,452)	(2.8%)
Unit sales	134,768	138,206	(3,438)	(2.5%)
Revenue per unit	$38,482	$37,627	$855	2.3%
Gross profit per unit	$1,916	$1,922	$(6)	(0.3%)
Gross profit as a % of revenue	5.0%	5.1%	(10)	bps

Franchised Dealerships Segment New Vehicles - 2017 Compared to 2016

Our new vehicle revenue increased 0.7% and our new vehicle unit sales volume decreased 0.4%, driven primarily by decreases in new vehicle unit sales volume at our General Motors (excluding Cadillac), Mercedes and Cadillac dealerships, offset partially by increases in new vehicle unit sales volume at our Toyota, Honda and Hyundai dealerships. Our new vehicle gross profit decreased approximately $0.4 million, or 0.2%, primarily driven by decreases in new vehicle gross profit at our Cadillac, General Motors (excluding Cadillac) and Lexus dealerships, offset partially by increases in new vehicle gross profit at our BMW, Ford and Honda dealerships. Our gross profit per new unit increased $4 per unit, or 0.2%, to $1,948 per unit, primarily driven by increases in gross profit per new unit at our BMW, Honda and Ford dealerships, offset partially by decreases in gross profit per new unit at our Cadillac, General Motors (excluding Cadillac) and Lexus dealerships.

As a result of increased replacement vehicle demand due to Hurricane Harvey, our Houston market experienced increases in new vehicle unit sales volume and gross profit per new vehicle unit during the third quarter of 2017. Higher new vehicle sales volume and gross profit in the third and fourth quarters of 2017 partially offset lower new vehicle unit sales volume and gross profit during the first half of 2017 as a result of continued headwinds in the energy markets, resulting in relatively flat new vehicle unit sales volume and gross profit for 2017.

Franchised Dealerships Segment New Vehicles - 2016 Compared to 2015

Our new vehicle revenue decreased 0.3% and our new vehicle unit sales volume decreased 2.5%, driven primarily by decreases in new vehicle unit sales volume at our BMW, Toyota and MINI dealerships, offset partially by increases in new vehicle unit sales volume at our Honda, Jaguar and Audi dealerships. Our new vehicle gross profit decreased approximately $7.5 million, or 2.8%, primarily driven by decreases in new vehicle gross profit at our Land Rover, General Motors (excluding Cadillac) and Porsche dealerships, offset partially by increases in new vehicle gross profit at our Honda, Audi and Jaguar dealerships. Our gross profit per new unit decreased $6 per unit, or 0.3%, to $1,916 per unit, primarily driven by decreases in gross profit per new unit at our Land Rover, General Motors (excluding Cadillac) and Porsche dealerships, offset partially by increases in gross profit per new unit at our Honda, Audi and Jaguar dealerships.

During 2016, we believe our new vehicle unit sales volume was negatively affected by “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models for which the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

during much of 2016. As of December 31, 2016, we had approximately 400 “stop-sale” new vehicles in our inventory, which increased our new vehicle days’ supply by approximately one day.

Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,355,814	$2,381,533	$(25,719)	(1.1%)
Acquisitions, open points and dispositions	50,593	37,622	12,971	NM
Total as reported	$2,406,407	$2,419,155	$(12,748)	(0.5%)

Total used vehicle gross profit:
Same store	$138,766	$142,321	$(3,555)	(2.5%)
Acquisitions, open points and dispositions	9,283	9,939	(656)	NM
Total as reported	$148,049	$152,260	$(4,211)	(2.8%)

Total used vehicle unit sales:
Same store	109,943	111,427	(1,484)	(1.3%)
Acquisitions, open points and dispositions	2,928	2,400	528	NM
Total as reported	112,871	113,827	(956)	(0.8%)

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,388,364	$2,396,356	$(7,992)	(0.3%)
Acquisitions, open points and dispositions	30,791	51,197	(20,406)	NM
Total as reported	$2,419,155	$2,447,553	$(28,398)	(1.2%)

Total used vehicle gross profit:
Same store	$150,835	$156,108	$(5,273)	(3.4%)
Acquisitions, open points and dispositions	1,425	1,608	(183)	NM
Total as reported	$152,260	$157,716	$(5,456)	(3.5%)

Total used vehicle unit sales:
Same store	112,162	111,036	1,126	1.0%
Acquisitions, open points and dispositions	1,665	2,862	(1,197)	NM
Total as reported	113,827	113,898	(71)	(0.1%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

NM = Not Meaningful

Our Franchised Dealerships Segment reported used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,406,407	$2,419,155	$(12,748)	(0.5%)
Gross profit	$148,049	$152,260	$(4,211)	(2.8%)
Unit sales	112,871	113,827	(956)	(0.8%)
Revenue per unit	$21,320	$21,253	$67	0.3%
Gross profit per unit	$1,312	$1,338	$(26)	(1.9%)
Gross profit as a % of revenue	6.2%	6.3%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,419,155	$2,447,553	$(28,398)	(1.2%)
Gross profit	$152,260	$157,716	$(5,456)	(3.5%)
Unit sales	113,827	113,898	(71)	(0.1%)
Revenue per unit	$21,253	$21,489	$(236)	(1.1%)
Gross profit per unit	$1,338	$1,385	$(47)	(3.4%)
Gross profit as a % of revenue	6.3%	6.4%	(10)	bps

Our Franchised Dealerships Segment same store used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,355,814	$2,381,533	$(25,719)	(1.1%)
Gross profit	$138,766	$142,321	$(3,555)	(2.5%)
Unit sales	109,943	111,427	(1,484)	(1.3%)
Revenue per unit	$21,428	$21,373	$55	0.3%
Gross profit per unit	$1,262	$1,277	$(15)	(1.2%)
Gross profit as a % of revenue	5.9%	6.0%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,388,364	$2,396,356	$(7,992)	(0.3%)
Gross profit	$150,835	$156,108	$(5,273)	(3.4%)
Unit sales	112,162	111,036	1,126	1.0%
Revenue per unit	$21,294	$21,582	$(288)	(1.3%)
Gross profit per unit	$1,345	$1,406	$(61)	(4.3%)
Gross profit as a % of revenue	6.3%	6.5%	(20)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Franchised Dealerships Segment Used Vehicles - 2017 Compared to 2016

Retail used vehicle revenue decreased 1.1%, driven primarily by a 1.3% decrease in retail used vehicle unit sales volume. This decrease in retail used vehicle unit sales volume was primarily driven by decreases in retail used vehicle unit sales volume at our Mercedes, Toyota, Ford and General Motors (excluding Cadillac) dealerships, offset partially by increases in retail used vehicle unit sales volume at our BMW and Audi dealerships. Retail used vehicle gross profit decreased approximately $3.6 million, or 2.5%, driven primarily by lower retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our dealerships in the Houston market as a result of economic challenges in that market in the first half of 2017. Retail used vehicle gross profit per unit decreased $15 per unit, or 1.2%, driven primarily by lower retail used vehicle gross profit per unit at our BMW and General Motors (excluding Cadillac) dealerships.

Franchised Dealerships Segment Used Vehicles - 2016 Compared to 2015

Retail used vehicle revenue decreased 0.3%, primarily as a result of a shift in brand and model mix, which was partially offset by a 1.0% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW, Mercedes and Toyota dealerships, offset partially by decreases in retail used vehicle unit sales volume at our Honda, Ford and General Motors (excluding Cadillac) dealerships. Retail used vehicle gross profit decreased approximately $5.3 million, or 3.4%, driven primarily by lower retail used vehicle gross profit per unit at our dealerships in the Houston market as a result of ongoing economic challenges in that market. Retail used vehicle gross profit per unit decreased $61 per unit, or 4.3%, driven primarily by lower retail used vehicle gross profit per unit at our Honda, General Motors (excluding Cadillac) and Mercedes dealerships.

During 2016, we believe our retail used vehicle unit sales volume and gross profit were negatively affected by “stop-sale” vehicles held in inventory as a result of open safety recalls on certain models for which the manufacturer instructed dealers not to sell the particular model until the recall work was performed. These “stop-sale” vehicles increased our inventory on-hand and associated floor plan interest expense during much of 2016. As of December 31, 2016, we had approximately 600 “stop-sale” retail used vehicles in our inventory, which increased our used vehicle days’ supply by approximately two days.

Wholesale Vehicles - Franchised Dealerships Segment

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$157,547	$197,143	$(39,596)	(20.1%)
Acquisitions, open points and dispositions	4,034	3,214	820	NM
Total as reported	$161,581	$200,357	$(38,776)	(19.4%)

Total wholesale vehicle gross profit (loss):
Same store	$(7,870)	$(6,632)	$(1,238)	(18.7%)
Acquisitions, open points and dispositions	(608)	(480)	(128)	NM
Total as reported	$(8,478)	$(7,112)	$(1,366)	(19.2%)

Total wholesale vehicle unit sales:
Same store	27,969	32,271	(4,302)	(13.3%)
Acquisitions, open points and dispositions	914	871	43	NM
Total as reported	28,883	33,142	(4,259)	(12.9%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$197,535	$149,002	$48,533	32.6%
Acquisitions, open points and dispositions	2,822	2,913	(91)	NM
Total as reported	$200,357	$151,915	$48,442	31.9%

Total wholesale vehicle gross profit (loss):
Same store	$(6,737)	$(6,601)	$(136)	(2.1%)
Acquisitions, open points and dispositions	(375)	(621)	246	NM
Total as reported	$(7,112)	$(7,222)	$110	1.5%

Total wholesale vehicle unit sales:
Same store	32,581	28,683	3,898	13.6%
Acquisitions, open points and dispositions	561	610	(49)	NM
Total as reported	33,142	29,293	3,849	13.1%

NM = Not Meaningful

Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$161,581	$200,357	$(38,776)	(19.4%)
Gross profit (loss)	$(8,478)	$(7,112)	$(1,366)	(19.2%)
Unit sales	28,883	33,142	(4,259)	(12.9%)
Revenue per unit	$5,594	$6,045	$(451)	(7.5%)
Gross profit (loss) per unit	$(294)	$(215)	$(79)	(36.7%)
Gross profit (loss) as a % of revenue	(5.2%)	(3.5%)	(170)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$200,357	$151,915	$48,442	31.9%
Gross profit (loss)	$(7,112)	$(7,222)	$110	1.5%
Unit sales	33,142	29,293	3,849	13.1%
Revenue per unit	$6,045	$5,186	$859	16.6%
Gross profit (loss) per unit	$(215)	$(247)	$32	13.0%
Gross profit (loss) as a % of revenue	(3.5%)	(4.8%)	130	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$157,547	$197,143	$(39,596)	(20.1%)
Gross profit (loss)	$(7,870)	$(6,632)	$(1,238)	(18.7%)
Unit sales	27,969	32,271	(4,302)	(13.3%)
Revenue per unit	$5,633	$6,109	$(476)	(7.8%)
Gross profit (loss) per unit	$(281)	$(206)	$(75)	(36.4%)
Gross profit (loss) as a % of revenue	(5.0%)	(3.4%)	(160)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$197,535	$149,002	$48,533	32.6%
Gross profit (loss)	$(6,737)	$(6,601)	$(136)	(2.1%)
Unit sales	32,581	28,683	3,898	13.6%
Revenue per unit	$6,063	$5,195	$868	16.7%
Gross profit (loss) per unit	$(207)	$(230)	$23	10.0%
Gross profit (loss) as a % of revenue	(3.4%)	(4.4%)	100	bps

Franchised Dealerships Segment Wholesale Vehicles - 2017 Compared to 2016

Wholesale vehicle revenue and unit sales volume decreased, while wholesale gross loss increased due to higher gross loss per unit. The increase in wholesale vehicle gross loss per unit was primarily driven by declining used vehicle valuations due in part to increasing off-lease unit sales volume and the seasonal fluctuations in the pre-owned vehicle market.

Franchised Dealerships Segment Wholesale Vehicles - 2016 Compared to 2015

Wholesale vehicle revenue, gross loss and unit sales volume increased due to higher levels of wholesale activity as a result of elevated inventory levels during the first quarter of 2016.

Fixed Operations - Franchised Dealerships Segment

Parts, service and collision repair revenues consist of customer requested orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. In 2017, we changed the character of certain manufacturer-offered complimentary maintenance repair orders from customer pay to warranty. Accordingly, the customer pay and warranty amounts in the tables below reflect this change for 2017, but not for 2016 or 2015, as it was administratively impractical to recalculate the 2016 and 2015 amounts.

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,380,968	$1,382,218	$(1,250)	(0.1%)
Acquisitions, open points and dispositions	20,834	18,070	2,764	NM
Total as reported	$1,401,802	$1,400,288	$1,514	0.1%

Total Fixed Operations gross profit:
Same store	$666,728	$660,479	$6,249	0.9%
Acquisitions, open points and dispositions	10,701	9,442	1,259	NM
Total as reported	$677,429	$669,921	$7,508	1.1%

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,389,945	$1,334,420	$55,525	4.2%
Acquisitions, open points and dispositions	10,343	24,400	(14,057)	NM
Total as reported	$1,400,288	$1,358,820	$41,468	3.1%

Total Fixed Operations gross profit:
Same store	$664,655	$651,145	$13,510	2.1%
Acquisitions, open points and dispositions	5,266	11,764	(6,498)	NM
Total as reported	$669,921	$662,909	$7,012	1.1%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$554,080	$581,612	$(27,532)	(4.7%)
Warranty	282,926	240,415	42,511	17.7%
Wholesale parts	168,459	176,870	(8,411)	(4.8%)
Internal, sublet and other	396,337	401,391	(5,054)	(1.3%)
Total revenue	$1,401,802	$1,400,288	$1,514	0.1%
Gross profit
Customer pay	$296,348	$314,439	$(18,091)	(5.8%)
Warranty	156,082	129,924	26,158	20.1%
Wholesale parts	28,989	30,754	(1,765)	(5.7%)
Internal, sublet and other	196,010	194,804	1,206	0.6%
Total gross profit	$677,429	$669,921	$7,508	1.1%
Gross profit as a % of revenue
Customer pay	53.5%	54.1%	(60)	bps
Warranty	55.2%	54.0%	120	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	49.5%	48.5%	100	bps
Total gross profit as a % of revenue	48.3%	47.8%	50	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$581,612	$576,753	$4,859	0.8%
Warranty	240,415	228,093	12,322	5.4%
Wholesale parts	176,870	181,296	(4,426)	(2.4%)
Internal, sublet and other	401,391	372,678	28,713	7.7%
Total revenue	$1,400,288	$1,358,820	$41,468	3.1%
Gross profit
Customer pay	$314,439	$315,837	$(1,398)	(0.4%)
Warranty	129,924	126,571	3,353	2.6%
Wholesale parts	30,754	32,249	(1,495)	(4.6%)
Internal, sublet and other	194,804	188,252	6,552	3.5%
Total gross profit	$669,921	$662,909	$7,012	1.1%
Gross profit as a % of revenue
Customer pay	54.1%	54.8%	(70)	bps
Warranty	54.0%	55.5%	(150)	bps
Wholesale parts	17.4%	17.8%	(40)	bps
Internal, sublet and other	48.5%	50.5%	(200)	bps
Total gross profit as a % of revenue	47.8%	48.8%	(100)	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$547,681	$574,740	$(27,059)	(4.7%)
Warranty	278,882	236,931	41,951	17.7%
Wholesale parts	166,831	174,962	(8,131)	(4.6%)
Internal, sublet and other	387,574	395,585	(8,011)	(2.0%)
Total revenue	$1,380,968	$1,382,218	$(1,250)	(0.1%)
Gross profit
Customer pay	$292,883	$310,583	$(17,700)	(5.7%)
Warranty	154,025	128,161	25,864	20.2%
Wholesale parts	28,669	30,443	(1,774)	(5.8%)
Internal, sublet and other	191,151	191,292	(141)	(0.1%)
Total gross profit	$666,728	$660,479	$6,249	0.9%
Gross profit as a % of revenue
Customer pay	53.5%	54.0%	(50)	bps
Warranty	55.2%	54.1%	110	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	49.3%	48.4%	90	bps
Total gross profit as a % of revenue	48.3%	47.8%	50	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$578,262	$567,013	$11,249	2.0%
Warranty	238,568	224,071	14,497	6.5%
Wholesale parts	175,965	177,845	(1,880)	(1.1%)
Internal, sublet and other	397,150	365,491	31,659	8.7%
Total revenue	$1,389,945	$1,334,420	$55,525	4.2%
Gross profit
Customer pay	$312,618	$310,403	$2,215	0.7%
Warranty	129,046	124,535	4,511	3.6%
Wholesale parts	30,606	31,576	(970)	(3.1%)
Internal, sublet and other	192,385	184,631	7,754	4.2%
Total gross profit	$664,655	$651,145	$13,510	2.1%
Gross profit as a % of revenue
Customer pay	54.1%	54.7%	(60)	bps
Warranty	54.1%	55.6%	(150)	bps
Wholesale parts	17.4%	17.8%	(40)	bps
Internal, sublet and other	48.4%	50.5%	(210)	bps
Total gross profit as a % of revenue	47.8%	48.8%	(100)	bps

Franchised Dealerships Segment Fixed Operations - 2017 Compared to 2016

Our Fixed Operations revenue decreased approximately $1.3 million, or 0.1%, driven primarily by our Mercedes, Honda, Ford and General Motors (excluding Cadillac) dealerships, while our Fixed Operations gross profit increased approximately $6.3 million,

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

or 0.9%, driven primarily by our Lexus and Audi dealerships. Combined customer pay and warranty gross profit increased approximately $8.2 million, or 1.9%.

Franchised Dealerships Segment Fixed Operations - 2016 Compared to 2015

Our Fixed Operations revenue increased approximately $55.5 million, or 4.2%, driven primarily by our Honda, Toyota, Ford and General Motors (excluding Cadillac) dealerships, and our Fixed Operations gross profit increased approximately $13.5 million, or 2.1%, driven primarily by our Honda, Toyota, Ford and General Motors (excluding Cadillac) dealerships. Combined customer pay and warranty gross profit increased approximately $6.7 million, or 1.5%.

F&I - Franchised Dealerships Segment

Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts.  F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts. F&I revenues are affected by the level of new and used vehicle unit sales, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

Rate spread is another term for the commission earned by our dealerships for arranging vehicle financing for consumers. The amount of the commission could be zero, a flat fee or an actual spread between the interest rate charged to the consumer and the interest rate provided by the direct financing source (a commercial bank, credit union or manufacturer captive finance company). We have established caps on the potential rate spread our dealerships can earn with all finance sources. We believe the rate spread we earn for arranging financing represents value to the consumer in numerous ways, including the following:

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

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$337,762	$328,715	$9,047	2.8%
Acquisitions, open points and dispositions	10,296	7,632	2,664	NM
Total as reported	$348,058	$336,347	$11,711	3.5%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,401	$1,351	$50	3.7%
Total as reported	$1,411	$1,356	$55	4.1%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$330,427	$317,532	$12,895	4.1%
Acquisitions, open points and dispositions	5,920	6,016	(96)	NM
Total as reported	$336,347	$323,548	$12,799	4.0%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,347	$1,284	$63	4.9%
Total as reported	$1,356	$1,284	$72	5.6%

NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$348,058	$336,347	$11,711	3.5%
Gross profit per retail unit (excludes fleet)	$1,411	$1,356	$55	4.1%

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$336,347	$323,548	$12,799	4.0%
Gross profit per retail unit (excludes fleet)	$1,356	$1,284	$72	5.6%

Our Franchised Dealerships Segment same store F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except per unit data)
Same Store F&I:
Revenue	$337,762	$328,715	$9,047	2.8%
Gross profit per retail unit (excludes fleet)	$1,401	$1,351	$50	3.7%

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except per unit data)
Same Store F&I:
Revenue	$330,427	$317,532	$12,895	4.1%
Gross profit per retail unit (excludes fleet)	$1,347	$1,284	$63	4.9%

Franchised Dealerships Segment F&I – 2017 Compared to 2016

F&I revenues increased approximately $9.0 million, or 2.8%, and F&I gross profit per retail unit increased $50 per unit, or 3.7%, to $1,401 per unit. The growth in F&I revenues and gross profit per retail unit is primarily attributed to an increase in gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. These increases in gross profit per contract more than offset the impact of a 0.9% decrease in combined retail new and used vehicle unit sales volume and lower penetration rates.  Finance contract revenue decreased 3.4%, primarily due to a 90 basis point decrease in the combined new and used vehicle finance contract penetration rate and a 1.4% decrease in gross profit per finance contract. Service contract revenue increased 4.8% due

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

primarily to a 10.4% increase in gross profit per service contract, offset partially by a 140 basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 7.4%, driven primarily by a 9.9% increase in gross profit per other aftermarket contract, offset partially by a 170 basis point decrease in the other aftermarket contract penetration rate.

Franchised Dealerships Segment F&I – 2016 Compared to 2015

F&I revenues increased approximately $12.9 million, or 4.1%, and F&I gross profit per retail unit increased $63 per unit, or 4.9%, to $1,347 per unit. Finance contract revenue increased 1.9% due to a 290 basis point increase in the combined new and used vehicle finance contract penetration rate and a 2.9% increase in finance contract sales volume, partially offset by a 1.0% decrease in gross profit per finance contract. Service contract gross profit increased 11.1% due to a 190 basis point increase in the service contract penetration rate and a 4.6% increase in service contract sales volume, in addition to a 6.1% increase in gross profit per service contract. Other aftermarket contract gross profit decreased 0.2% due to a 990 basis point decrease in the other aftermarket contract penetration rate, driven by a decrease of 7.9% in total aftermarket contracts.

Results of Operations - Pre-Owned Stores Segment

Pre-Owned Stores Segment same store results consist of results of operations from five EchoPark stores in Denver, Colorado and one stand-alone pre-owned vehicle store in Florida for 2017 compared to 2016, and five EchoPark stores in Denver, Colorado for 2016 compared to 2015. Due to the ongoing expansion of our Pre-Owned Stores Segment, same store results may vary significantly from reported results due to stores that began operations or were acquired in the last 12 months.

Used Vehicles and F&I - Pre-Owned Stores Segment

Based on the way we manage the Pre-Owned Stores Segment, we believe the best measure of gross profit performance at our pre-owned stores is a combined total gross profit per unit, which includes both retail used vehicle gross profit and F&I gross profit per transaction.

See the discussion in Franchised Dealership Segment Results of Operations for a discussion of the macro drivers of used vehicle revenues and F&I revenues.

The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$121,153	$107,333	$13,820	12.9%
Acquisitions, store openings and closures	94,493	6,634	87,859	NM
Total as reported	$215,646	$113,967	$101,679	89.2%

Total used vehicle gross profit:
Same store	$4,924	$5,748	$(824)	(14.3%)
Acquisitions, store openings and closures	1,930	577	1,353	NM
Total as reported	$6,854	$6,325	$529	8.4%

Total used vehicle unit sales:
Same store	5,973	5,023	950	18.9%
Acquisitions, store openings and closures	4,645	324	4,321	NM
Total as reported	10,618	5,347	5,271	98.6%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$92,006	$64,471	$27,535	42.7%
Acquisitions, store openings and closures	21,961	-	21,961	NM
Total as reported	$113,967	$64,471	$49,496	76.8%

Total used vehicle gross profit:
Same store	$4,949	$4,525	$424	9.4%
Acquisitions, store openings and closures	1,376	(199)	1,575	NM
Total as reported	$6,325	$4,326	$1,999	46.2%

Total used vehicle unit sales:
Same store	4,335	3,225	1,110	34.4%
Acquisitions, store openings and closures	1,012	-	1,012	NM
Total as reported	5,347	3,225	2,122	65.8%

NM = Not Meaningful

The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$6,225	$5,490	$735	13.4%
Acquisitions, store openings and closures	8,747	1,448	7,299	NM
Total as reported	$14,972	$6,938	$8,034	115.8%

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$4,794	$3,040	$1,754	57.7%
Acquisitions, store openings and closures	2,144	-	2,144	NM
Total as reported	$6,938	$3,040	$3,898	128.2%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our Pre-Owned Stores Segment reported used vehicle and F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$215,646	$113,967	$101,679	89.2%
Used vehicle gross profit	$6,854	$6,325	$529	8.4%
Used vehicle unit sales	10,618	5,347	5,271	98.6%
Used vehicle revenue per unit	$20,309	$21,314	$(1,005)	(4.7%)
F&I revenue	$14,972	$6,938	$8,034	115.8%
Combined used vehicle gross profit and F&I revenue	$21,826	$13,263	$8,563	64.6%
Total used vehicle and F&I gross profit per unit	$2,056	$2,480	$(424)	(17.1%)

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$113,967	$64,471	$49,496	76.8%
Used vehicle gross profit	$6,325	$4,326	$1,999	46.2%
Used vehicle unit sales	5,347	3,225	2,122	65.8%
Used vehicle revenue per unit	$21,314	$19,991	$1,323	6.6%
F&I revenue	$6,938	$3,040	$3,898	128.2%
Combined used vehicle gross profit and F&I revenue	$13,263	$7,366	$5,897	80.1%
Total used vehicle and F&I gross profit per unit	$2,480	$2,284	$196	8.6%

Our Pre-Owned Stores Segment same store used vehicle and F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$121,153	$107,333	$13,820	12.9%
Used vehicle gross profit	$4,924	$5,748	$(824)	(14.3%)
Used vehicle unit sales	5,973	5,023	950	18.9%
Used vehicle revenue per unit	$20,283	$21,368	$(1,085)	(5.1%)
F&I revenue	$6,225	$5,490	$735	13.4%
Combined used vehicle gross profit and F&I revenue	$11,149	$11,238	$(89)	(0.8%)
Total used vehicle and F&I gross profit per unit	$1,867	$2,237	$(370)	(16.5%)

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$92,006	$64,471	$27,535	42.7%
Used vehicle gross profit	$4,949	$4,525	$424	9.4%
Used vehicle unit sales	4,335	3,225	1,110	34.4%
Used vehicle revenue per unit	$21,224	$19,991	$1,233	6.2%
F&I revenue	$4,794	$3,040	$1,754	57.7%
Combined used vehicle gross profit and F&I revenue	$9,743	$7,565	$2,178	28.8%
Total used vehicle and F&I gross profit per unit	$2,248	$2,346	$(98)	(4.2%)

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Pre-Owned Stores Segment Used Vehicles and F&I - 2017 Compared to 2016

Retail used vehicle revenue increased 12.9%, driven primarily by an 18.9% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was driven primarily by increases in retail used vehicle unit sales volume at our EchoPark stores in the Denver market. Combined retail used vehicle and F&I gross profit per unit decreased approximately $370 per unit, or 16.5%, to $1,867 per unit, driven primarily by lower retail used vehicle gross profit, partially offset by an increase in F&I gross profit. We believe that the decrease in overall retail used vehicle gross profit per unit is due in part to the positive effects of newly redesigned models in certain brands on new vehicle demand, which, in turn, put downward pricing pressure on similar pre-owned models in those brands. F&I revenues increased approximately $0.7 million, or 13.4%, driven by an increase in gross profit per service contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. Finance contract revenue increased 6.5%, primarily due to a 14.8% increase in finance contract sales volume, partially offset by a 280 basis point decrease in the used vehicle finance contract penetration rate and a 7.3% decrease in gross profit per finance contract. Service contract revenue increased 23.9% due primarily to an 18.8% increase in service contract sales volume and a 4.3% increase in gross profit per service contract, despite a 10 basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 9.4%, driven primarily by a 20.5% increase in other aftermarket contract sales volume and a 100 basis point increase in the other aftermarket contract penetration rate, partially offset by a 9.2% decrease in gross profit per other aftermarket contract. F&I penetration rates are generally higher in our Pre-Owned Stores Segment than in our Franchised Dealerships Segment.

Pre-Owned Stores Segment Used Vehicles and F&I - 2016 Compared to 2015

Retail used vehicle revenue increased 42.7%, driven primarily by a 34.4% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was driven by increases in retail used vehicle unit sales volume at our EchoPark stores in the Denver market. We believe that the decrease in overall retail used vehicle gross profit per unit is due in part to the positive effects of newly redesigned models in certain brands on new vehicle demand, which, in turn, put downward pricing pressure on similar pre-owned models in those brands, and our desire to drive more volume through these stores by sacrificing margin in order to generate higher overall gross profit dollars. F&I revenues increased approximately $1.8 million, or 57.7%. Finance contract revenue increased 48.1% due primarily to a 46.5% increase in finance contract sales volume, a 690 basis point increase in the used vehicle finance contract penetration rate and a 1.1% increase in gross profit per finance contract.  Service contract gross profit increased 58.5% due primarily to a 60.7% increase in service contract sales volume and a 790 basis point increase in the service contract penetration rate, partially offset by a 1.4% decrease in gross profit per service contract.  Other aftermarket contract gross profit increased 88.9% due primarily to a 76.0% increase in aftermarket contract sales volume, a 1,720 basis point increase in the other aftermarket contract penetration rate and a 7.3% increase in gross profit per other aftermarket contract.

Wholesale Vehicles - Pre-Owned Stores Segment

See the discussion in Franchised Dealership Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$7,761	$10,120	$(2,359)	(23.3%)
Acquisitions, store openings and closures	1,722	571	1,151	NM
Total as reported	$9,483	$10,691	$(1,208)	(11.3%)

Total wholesale vehicle gross profit (loss):
Same store	$(311)	$(62)	$(249)	(401.6%)
Acquisitions, store openings and closures	75	(142)	217	NM
Total as reported	$(236)	$(204)	$(32)	(15.7%)

Total wholesale vehicle unit sales:
Same store	2,009	1,837	172	9.4%
Acquisitions, store openings and closures	493	119	374	NM
Total as reported	2,502	1,956	546	27.9%

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$9,789	$3,424	$6,365	185.9%
Acquisitions, store openings and closures	902	-	902	NM
Total as reported	$10,691	$3,424	$7,267	212.2%

Total wholesale vehicle gross profit (loss):
Same store	$(30)	$(147)	$117	79.6%
Acquisitions, store openings and closures	(174)	1	(175)	NM
Total as reported	$(204)	$(146)	$(58)	(39.7%)

Total wholesale vehicle unit sales:
Same store	1,773	875	898	102.6%
Acquisitions, store openings and closures	183	-	183	NM
Total as reported	1,956	875	1,081	123.5%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our Pre-Owned Stores Segment reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$9,483	$10,691	$(1,208)	(11.3%)
Gross profit (loss)	$(236)	$(204)	$(32)	(15.7%)
Unit sales	2,502	1,956	546	27.9%
Revenue per unit	$3,790	$5,466	$(1,676)	(30.7%)
Gross profit (loss) per unit	$(94)	$(104)	$10	9.6%
Gross profit (loss) as a % of revenue	(2.5%)	(1.9%)	(60)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$10,691	$3,424	$7,267	212.2%
Gross profit (loss)	$(204)	$(146)	$(58)	(39.7%)
Unit sales	1,956	875	1,081	123.5%
Revenue per unit	$5,466	$3,913	$1,553	39.7%
Gross profit (loss) per unit	$(104)	$(167)	$63	37.7%
Gross profit (loss) as a % of revenue	(1.9%)	(4.3%)	240	bps

Our Pre-Owned Stores Segment same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$7,761	$10,120	$(2,359)	(23.3%)
Gross profit (loss)	$(311)	$(62)	$(249)	(401.6%)
Unit sales	2,009	1,837	172	9.4%
Revenue per unit	$3,863	$5,509	$(1,646)	(29.9%)
Gross profit (loss) per unit	$(155)	$(34)	$(121)	(355.9%)
Gross profit (loss) as a % of revenue	(4.0%)	(0.6%)	(340)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$9,789	$3,424	$6,365	185.9%
Gross profit (loss)	$(30)	$(147)	$117	79.6%
Unit sales	1,773	875	898	102.6%
Revenue per unit	$5,521	$3,913	$1,608	41.1%
Gross profit (loss) per unit	$(17)	$(168)	$151	89.9%
Gross profit (loss) as a % of revenue	(0.3%)	(4.3%)	400	bps

Pre-Owned Stores Segment Wholesale Vehicles - 2017 Compared to 2016

Wholesale vehicle revenue decreased, while wholesale unit sales volume and wholesale gross loss increased due to higher gross loss per unit. The increase in wholesale vehicle unit sales volume was primarily driven by reductions of inventory units due to the trend of lower used vehicle valuations.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Pre-Owned Stores Segment Wholesale Vehicles - 2016 Compared to 2015

Wholesale vehicle revenue and unit sales volume increased, while wholesale gross loss decreased due to higher levels of wholesale activity as a result of elevated inventory levels during the first quarter of 2016.

Fixed Operations - Pre-Owned Stores Segment

See the discussion in Franchised Dealership Segment Results of Operations for a discussion of the macro drivers of Fixed Operations revenues.

The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$10,215	$8,970	$1,245	13.9%
Acquisitions, store openings and closures	3,993	561	3,432	NM
Total as reported	$14,208	$9,531	$4,677	49.1%

Total Fixed Operations gross profit:
Same store	$4,670	$3,879	$791	20.4%
Acquisitions, store openings and closures	1,432	326	1,106	NM
Total as reported	$6,102	$4,205	$1,897	45.1%

NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$8,042	$6,127	$1,915	31.3%
Acquisitions, store openings and closures	1,489	-	1,489	NM
Total as reported	$9,531	$6,127	$3,404	55.6%

Total Fixed Operations gross profit:
Same store	$3,343	$2,512	$831	33.1%
Acquisitions, store openings and closures	862	-	862	NM
Total as reported	$4,205	$2,512	$1,693	67.4%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our Pre-Owned Stores Segment reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$1,383	$945	$438	46.3%
Internal, sublet and other	12,825	8,586	4,239	49.4%
Total revenue	$14,208	$9,531	$4,677	49.1%
Gross profit
Customer pay	$486	$352	$134	38.1%
Internal, sublet and other	5,616	3,853	1,763	45.8%
Total gross profit	$6,102	$4,205	$1,897	45.1%
Gross profit as a % of revenue
Customer pay	35.1%	37.2%	(210)	bps
Internal, sublet and other	43.8%	44.9%	(110)	bps
Total gross profit as a % of revenue	42.9%	44.1%	(120)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$945	$512	$433	84.6%
Internal, sublet and other	8,586	5,615	2,971	52.9%
Total revenue	$9,531	$6,127	$3,404	55.6%
Gross profit
Customer pay	$352	$189	$163	86.2%
Internal, sublet and other	3,853	2,323	1,530	65.9%
Total gross profit	$4,205	$2,512	$1,693	67.4%
Gross profit as a % of revenue
Customer pay	37.2%	36.9%	30	bps
Internal, sublet and other	44.9%	41.4%	350	bps
Total gross profit as a % of revenue	44.1%	41.0%	310	bps

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our Pre-Owned Stores Segment same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$1,087	$901	$186	20.6%
Internal, sublet and other	9,128	8,069	1,059	13.1%
Total revenue	$10,215	$8,970	$1,245	13.9%
Gross profit
Customer pay	$389	$336	$53	15.8%
Internal, sublet and other	4,281	3,543	738	20.8%
Total gross profit	$4,670	$3,879	$791	20.4%
Gross profit as a % of revenue
Customer pay	35.8%	37.3%	(150)	bps
Internal, sublet and other	46.9%	43.9%	300	bps
Total gross profit as a % of revenue	45.7%	43.2%	250	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$764	$513	$251	48.9%
Internal, sublet and other	7,278	5,614	1,664	29.6%
Total revenue	$8,042	$6,127	$1,915	31.3%
Gross profit
Customer pay	$294	$190	$104	54.7%
Internal, sublet and other	3,049	2,322	727	31.3%
Total gross profit	$3,343	$2,512	$831	33.1%
Gross profit as a % of revenue
Customer pay	38.5%	37.0%	150	bps
Internal, sublet and other	41.9%	41.4%	50	bps
Total gross profit as a % of revenue	41.6%	41.0%	60	bps

Pre-Owned Stores Segment Fixed Operations - 2017 Compared to 2016

Our Fixed Operations revenue increased approximately $1.2 million, or 13.9%, and Fixed Operations gross profit increased approximately $0.8 million, or 20.4%. Customer pay gross profit increased approximately $0.1 million, or 15.8%, and internal, sublet and other gross profit increased approximately $0.7 million, or 20.8%, on higher levels of used vehicle reconditioning, which supported higher retail unit sales. We believe there may be opportunity to increase customer pay revenues at our EchoPark stores in the future; however, at this point in the EchoPark development cycle, we are not actively marketing these services.

Pre-Owned Stores Segment Fixed Operations - 2016 Compared to 2015

Our Fixed Operations revenue increased approximately $1.9 million, or 31.3%, and Fixed Operations gross profit increased approximately $0.8 million, or 33.1%. Customer pay gross profit increased approximately $0.1 million, or 54.7%, and internal, sublet and other gross profit increased approximately $0.7 million, or 31.3%, on higher levels of used vehicle reconditioning, which supported higher retail unit sales.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Segment Results Summary

In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income, less floor plan interest expense. See above for tables and discussion of results by operating segment.

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$9,612,899	$9,590,752	$22,147	0.2%
Pre-Owned Stores Segment	254,309	141,027	113,282	80.3%
Total consolidated revenues	$9,867,208	$9,731,779	$135,429	1.4%
Segment income (loss) (1):
Franchised Dealerships Segment	$196,897	$218,769	$(21,872)	(10.0%)
Pre-Owned Stores Segment	(21,727)	(13,576)	(8,151)	(60.0%)
Total segment income (loss)	175,170	205,193	(30,023)	(14.6%)
Interest expense, other, net	(52,524)	(50,106)	(2,418)	(4.8%)
Other income (expense), net	(14,522)	125	(14,647)	(11717.6%)
Income (loss) from continuing operations before taxes	$108,124	$155,212	$(47,088)	(30.3%)

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	248,534	249,830	(1,296)	(0.5%)
Pre-Owned Stores Segment	10,618	5,347	5,271	98.6%
Total retail new and used vehicle unit sales volume	259,152	255,177	3,975	1.6%
(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$9,590,752	$9,547,236	$43,516	0.5%
Pre-Owned Stores Segment	141,027	77,063	63,964	83.0%
Total consolidated revenues	$9,731,779	$9,624,299	$107,480	1.1%
Segment income (loss) (1):
Franchised Dealerships Segment	$218,769	$213,224	$5,545	2.6%
Pre-Owned Stores Segment	(13,576)	(17,257)	3,681	21.3%
Total segment income (loss)	205,193	195,967	9,226	4.7%
Interest expense, other, net	(50,106)	(50,910)	804	1.6%
Other income (expense), net	125	99	26	26.3%
Income (loss) from continuing operations before taxes	$155,212	$145,156	$10,056	6.9%

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	249,830	253,889	(4,059)	(1.6%)
Pre-Owned Stores Segment	5,347	3,225	2,122	65.8%
Total retail new and used vehicle unit sales volume	255,177	257,114	(1,937)	(0.8%)

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Selling, General and Administrative (“SG&A”) Expenses - Consolidated

Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including certain customer-related costs, insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.

The following tables set forth information related to our consolidated reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$692,935	$674,617	$(18,318)	(2.7%)
Advertising	61,563	61,674	111	0.2%
Rent	73,022	73,903	881	1.2%
Other	320,253	300,662	(19,591)	(6.5%)
Total SG&A expenses	$1,147,773	$1,110,856	$(36,917)	(3.3%)

SG&A expenses as a % of gross profit:
Compensation	47.5%	47.2%	(30)	bps
Advertising	4.2%	4.3%	10	bps
Rent	5.0%	5.2%	20	bps
Other	22.0%	21.0%	(100)	bps
Total SG&A expenses as a % of gross profit	78.7%	77.7%	(100)	bps

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$674,617	$666,668	$(7,949)	(1.2%)
Advertising	61,674	61,630	(44)	(0.1%)
Rent	73,903	73,539	(364)	(0.5%)
Other	300,662	308,728	8,066	2.6%
Total SG&A expenses	$1,110,856	$1,110,565	$(291)	(0.0%)

SG&A expenses as a % of gross profit:
Compensation	47.2%	47.1%	(10)	bps
Advertising	4.3%	4.4%	10	bps
Rent	5.2%	5.2%	-	bps
Other	21.0%	21.8%	80	bps
Total SG&A expenses as a % of gross profit	77.7%	78.5%	80	bps

2017 Compared to 2016

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher compensation and employee benefit-related expenses, storm-related physical damage costs, IT expenses, customer-related costs and a manufacturer legal settlement benefit in 2016, offset partially by a net gain on the disposal of franchised dealerships. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of compensation and employee

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

benefit-related expenses related to new manufacturer-awarded open points and pre-owned store openings. Advertising expense was relatively flat both in dollar amount and as a percentage of gross profit as we focused on targeted advertising where we would expect the best returns for our business. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties, offset by lease exit charges related to the relocation of a dealership and the closure of two stand-alone pre-owned vehicle stores acquired in 2016. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher storm-related physical damage costs, IT expenses, customer-related costs and a manufacturer legal settlement benefit in 2016, offset partially by a net gain on the disposal of franchised dealerships. On an adjusted basis, SG&A expenses as a percentage of gross profit were 78.6% in 2017, up 10 basis points from the prior year. For 2017, adjusted SG&A expenses exclude approximately $8.6 million of expense due to storm-related physical damage, approximately $2.3 million of legal and other charges and approximately $1.0 million of lease exit charges, offset partially by a net gain of approximately $10.0 million on the disposal of franchised dealerships. For 2016, adjusted SG&A expenses exclude a manufacturer legal settlement benefit of approximately $14.8 million, offset partially by charges of approximately $3.0 million related to hail damage and approximately $0.3 million of lease exit and other charges.

2016 Compared to 2015

Overall SG&A expenses were flat in dollar amount and decreased 80 basis points as a percentage of gross profit, primarily due to a manufacturer legal settlement benefit, offset partially by higher compensation and employee benefit-related expenses and IT expenses. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of employee benefit-related expenses, Fixed Operations compensation and F&I compensation, offset partially by lower medical insurance costs. Advertising expense was relatively flat both in dollar amount and as a percentage of gross profit as we focused on targeted advertising where we would expect the best returns for our business. Rent expense was relatively flat both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties, offset by higher rent expense for additional inventory storage needs. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to a $14.8 million benefit as a result of a manufacturer legal settlement, offset partially by higher IT expenses, repair and maintenance expenses and a net gain on disposal of franchises in the prior year. On an adjusted basis, SG&A expenses as a percentage of gross profit were 78.5% in 2016, flat compared to the prior year. For 2016, adjusted SG&A expenses exclude a manufacturer legal settlement benefit of approximately $14.8 million, offset partially by charges of approximately $3.0 million related to hail damage and approximately $0.3 million of lease exit and other charges. For 2015, adjusted SG&A expenses exclude charges of approximately $3.5 million related to storm-related physical damage and approximately $1.7 million of legal and severance expenses, offset partially by a net gain on disposal of franchises of approximately $3.3 million.

Impairment Charges – Consolidated

Impairment charges were approximately $9.4 million, $8.1 million and $18.0 million in 2017, 2016 and 2015, respectively.  Impairment charges for 2017 include approximately $4.9 million of property and equipment charges due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover recorded balances through operating activities, approximately $3.6 million of franchise asset impairment charges and approximately $0.9 million of goodwill impairment charges related to the write-off of goodwill due to the closure of two stand-alone pre-owned vehicle stores that were acquired in 2016. Impairment charges for 2016 include approximately $8.1 million of property and equipment charges due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover recorded balances through operating activities.  Impairment charges for 2015 include approximately $6.1 million of franchise asset impairment charges, approximately $4.8 million of goodwill and franchise asset impairment charges related to the disposition of a dealership franchise and approximately $7.1 million of property and equipment charges due to the abandonment of construction and software development projects as well as our estimate that certain dealerships would not be able to recover recorded balances through operating activities.

Depreciation and Amortization – Consolidated

Depreciation expense increased approximately $11.5 million, or 14.8%, in 2017 and approximately $8.6 million, or 12.6%, in 2016, compared to the prior year. The increases were primarily related to net additions to gross property and equipment (excluding land and construction in progress) of approximately $157.1 million and $144.1 million in 2017 and 2016, respectively.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Interest Expense, Floor Plan - Consolidated

2017 Compared to 2016

Interest expense, floor plan for new vehicles increased approximately $7.2 million, or 28.6%. The average new vehicle floor plan notes payable balance increased approximately $3.6 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.1 million. The average new vehicle floor plan interest rate was 2.37%, up from 1.85% in the prior year, which resulted in an increase in interest expense of approximately $7.1 million.

Interest expense, floor plan for used vehicles increased approximately $1.5 million, or 57.3%. The average used vehicle floor plan notes payable balance increased approximately $10.9 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million. The average used vehicle floor plan interest rate was 2.61%, up from 1.78% in the prior year, which resulted in an increase in interest expense of approximately $1.3 million.

2016 Compared to 2015

Interest expense, floor plan for new vehicles increased approximately $5.5 million, or 27.8%. The average new vehicle floor plan notes payable balance increased approximately $137.5 million, resulting in an increase in new vehicle floor plan interest expense of approximately $2.2 million. The average new vehicle floor plan interest rate was 1.85%, up from 1.61% in the prior year, which resulted in an increase in interest expense of approximately $3.3 million.

Interest expense, floor plan for used vehicles increased approximately $0.9 million, or 54.7%. The average used vehicle floor plan notes payable balance increased approximately $49.3 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.8 million. The average used vehicle floor plan interest rate was 1.78%, up from 1.72% in the prior year, which resulted in an increase in interest expense of approximately $0.1 million.

Interest Expense, Other, Net - Consolidated

Interest expense, other, net is summarized in the tables below:

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Stated/coupon interest	$49,092	$44,689	$(4,403)	(9.9%)
Discount/premium amortization	28	163	135	82.8%
Deferred loan cost amortization	2,383	2,641	258	9.8%
Cash flow swap interest	2,736	4,934	2,198	44.5%
Capitalized interest	(2,172)	(2,750)	(578)	(21.0%)
Other interest	457	429	(28)	(6.5%)
Total interest expense, other, net	$52,524	$50,106	$(2,418)	(4.8%)

	Year Ended December 31,		Better / (Worse)
	2016	2015	Change	% Change
	(In thousands)
Stated/coupon interest	$44,689	$42,321	$(2,368)	(5.6%)
Discount/premium amortization	163	152	(11)	(7.2%)
Deferred loan cost amortization	2,641	2,489	(152)	(6.1%)
Cash flow swap interest	4,934	7,178	2,244	31.3%
Capitalized interest	(2,750)	(1,912)	838	43.8%
Other interest	429	682	253	37.1%
Total interest expense, other, net	$50,106	$50,910	$804	1.6%

2017 Compared to 2016

Interest expense, other, net increased approximately $2.4 million, primarily due to a $4.4 million increase in stated/coupon interest as a result of additional mortgage notes payable and bond principal outstanding and a $0.6 million decrease in capitalized

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

interest associated with construction and software development projects, offset partially by a $2.2 million decrease in cash flow swap interest as a result of the expiration of several interest rate cash flow swaps that were replaced with cash flow swaps at a lower fixed rate.

2016 Compared to 2015

Interest expense, other, net decreased approximately $0.8 million, primarily due to a $2.2 million decrease in cash flow swap interest as a result of the expiration of several interest rate cash flow swaps that were replaced with cash flow swaps at a lower fixed rate and a $0.8 million increase in capitalized interest associated with construction and software development projects, offset partially by a $2.4 million increase in stated/coupon interest as a result of additional mortgage notes payable.

Provision for Income Taxes - Consolidated

The overall effective tax rate from continuing operations was 12.9%, 39.1% and 39.3% for 2017, 2016 and 2015, respectively. Income tax expense for 2017 includes a $28.4 million benefit (with the effect of reducing the effective tax rate by 26.3 percentage points) related to the remeasurement of a net deferred tax liability as of December 31, 2017 due to a reduction in the U.S. statutory federal income tax rate from 35.0% to 21.0% (beginning in 2018) that was signed into law in December 2017. In addition, 2017 tax expense includes the effect of a $0.3 million discrete charge related to a non-deductible asset impairment charge. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 26.0% to 28.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments. The effective tax rate in the future will continue to be impacted by the required adoption of ASU 2016-09 which requires all book-tax differences related to the exercise of stock options or vesting of restricted stock or restricted stock units to flow through the provision for income taxes.

Discontinued Operations

The pre-tax losses from discontinued operations and the sale of dealerships were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) from operations	$(741)	$(1,100)	$(1,421)
Gain (loss) on disposal	6	(1)	-
Lease exit accrual adjustments and charges	(1,207)	(1,020)	(1,462)
Pre-tax income (loss)	$(1,942)	$(2,121)	$(2,883)
Total revenues	$-	$-	$-

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

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Finance, Insurance and Service Contracts

We arrange financing for customers through various financial institutions and receive a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to customers and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts to customers. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract.

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third-party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2017 by approximately $1.5 million. Our estimate of chargebacks (approximately $20.9 million as of December 31, 2017) is influenced by early contract termination events such as vehicle repossessions, refinancing and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a material adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Goodwill and Franchise Assets

In accordance with “Intangibles – Goodwill and Other” in the ASC, we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.

For purposes of goodwill impairment testing, we have two reporting units, which consist of (1) our traditional franchised dealerships and (2) our stand-alone pre-owned vehicle stores. The carrying value of our goodwill totaled approximately $525.8 million at December 31, 2017, of which $465.8 million is related to our franchised dealerships reporting unit and $60.0 million is related to our pre-owned stores reporting unit.  As the $60.0 million of goodwill carrying value related to the pre-owned stores reporting unit was acquired immediately preceding the testing date, we evaluated impairment on a qualitative basis and determined there was no indication of impairment.  In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. For our franchised dealerships reporting unit, we utilized the Market Price (“MP”) method to estimate its enterprise value as of October 1, 2017. The significant inputs in the MP method include debt value, stock price and control premium. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to record goodwill impairment as described under the heading “Goodwill,” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

Based on the results of our quantitative test as of October 1, 2017, our franchised dealerships reporting unit’s fair value exceeded its carrying value. The MP method is dependent on the inputs used and is sensitive to changes in those inputs. In order to determine the effects of changes in our inputs on the MP method and, consequently, our goodwill valuation, we ran multiple scenarios adjusting the debt value, stock price and control premium. In the event our debt value decreased by 10.0%, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2017 would change by approximately $107.6 million. In the event our stock price decreased by 20.0%, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2017 would change by approximately $193.9 million. Although we assumed a 10.0% control premium, in the event of no control premium, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2017 would change by approximately $88.1 million.  In the event all three inputs changed as previously described, the calculated fair value estimate as of October 1, 2017 would change by approximately $371.9 million.  Based on the MP method, none of the realistic scenarios tested, if realized, would have resulted in lowering the fair value of the reporting unit below the reporting unit’s carrying value. As such, we were not required to record goodwill impairment for either of our reporting units according to “Intangibles – Goodwill and Other” in the ASC. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion.

In accordance with “Intangibles – Goodwill and Other” in the ASC, we evaluate franchise assets for impairment annually (as of October 1) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a discounted

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

cash flow (“DCF”) model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing as of October 1, 2017, we recorded approximately $3.6 million in impairment charges in the accompanying consolidated statements of income.  The carrying value of our franchise assets totaled approximately $69.9 million at December 31, 2017, and is included in other intangible assets, net, in the accompanying consolidated balance sheets.

Insurance Reserves

We have various high deductible retention and insurance policies that require us to make estimates in determining the ultimate liability we may incur for claims arising under these policies. We accrue for insurance reserves throughout the year based on current information available. As of December 31, 2017, we estimated the ultimate liability under these programs to be between $20.5 million and $22.7 million, and had approximately $22.0 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves and our operating results, financial position and cash flows. These significant assumptions could include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings, current or projected changes in state laws or an assumed discount rate. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. Our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a store is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2017, we had approximately $6.5 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2016	$9,790
Lease exit expense (1)	2,157
Payments (2)	(3,592)
Lease buyout/other (3)	(1,877)
Balance at December 31, 2017	$6,478

(1)

Expense of approximately $0.1 million is recorded in interest expense, other, net and expense of approximately $0.9 million is recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. In addition, expense of approximately $1.2 million is recorded in income (loss) from discontinued operations in the accompanying consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense in selling, general and administrative expenses in the accompanying consolidated statements of income, with approximately $1.1 million in continuing operations and approximately $2.5 million in income (loss) from discontinued operations.

(3)	Amount represents cash paid to settle deferred maintenance costs related to terminating and exiting leased properties.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities. As of December 31, 2017, we had accrued approximately $3.2 million in legal

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

reserves. Although we vigorously defend ourselves in all legal proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business cannot be predicted with certainty.

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

At December 31, 2017, there were approximately $5.3 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) with $0.5 million included in other accrued liabilities and approximately $4.8 million recorded in other long-term liabilities in the accompanying consolidated balance sheets. The effects on our consolidated financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.

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

As of December 31, 2017 and 2016, we had a valuation allowance recorded totaling approximately $8.0 million and $7.2 million, respectively, related to certain state net operating loss carryforwards because we concluded we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 as well as several subsequent amendments to amend the accounting guidance on revenue recognition. The amendments to the standard are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments to this standard must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). These amendments are effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. We adopted this ASU effective January 1, 2018 using the modified retrospective transition approach applied to

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

contracts not completed as of the date of adoption, with no restatement of comparative periods and a cumulative effect adjustment to retained earnings recognized as of the date of adoption.

Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The principles apply a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract; and (5) recognizing revenue as the performance obligation(s) are satisfied. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

During the implementation process, management evaluated its established business processes, revenue transaction streams and accounting policies, and generally expects similar performance obligations to result under the new standard as compared with prior U.S. generally accepted accounting principles and does not expect the adoption of this standard to have a material impact on its consolidated financial statements, revenue recognition practices, accounting policies or internal controls. Management identified its material revenue streams to be (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of used vehicles at wholesale auction; (4) arrangement of vehicle financing and the sale of service and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and sale of related parts and accessories. As a result of its analysis during the implementation process, management expects the amounts and timing of revenue recognition to generally remain the same, with the exception of the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenue”), both of which are subject to accelerated recognition under the new standard. While management is finalizing the cumulative effect adjustment to retained earnings, the expected impact on our consolidated financial statements as a result of the changes in revenue recognition practices described above is not expected to be material. We estimate that the adoption of the new revenue recognition standard will result in a net, after-tax cumulative effect adjustment to increase retained earnings of approximately $3.0 million as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that leases are classified as either finance or operating leases, a right-of-use asset and lease liability is recognized in the statement of financial position, and repayments are classified within operating activities in the statement of cash flows. The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We plan to adopt this ASU effective January 1, 2019. While management is still evaluating the impact of adopting the provisions of this ASU, management expects that upon adoption of this ASU, the presentation of certain items in our consolidated financial position, cash flows and other disclosures will be materially impacted, primarily due to the recognition of a right-of-use asset and an associated liability and a change in the timing and classification of certain items in our results of operations as a result of the derecognition of the lease liability.

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (early adoption is permitted). We adopted this ASU effective January 1, 2017. Upon adoption of this ASU, interim period and annual income tax expense is affected by stock option exercises and restricted stock and restricted stock unit vesting activity, potentially creating volatility in our effective income tax rate from period to period. See the heading “Provision for Income Taxes - Consolidated” above for further discussion of the impact of the adoption of this ASU on our effective income tax rate for the 2017.

In January 2017, the FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (early adoption is permitted for impairment testing dates after January 1, 2017). Sonic adopted this ASU prior to its impairment test as of October 1, 2017.

In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in ASC 815. This ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2017, we had at least $148.7 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

We had the following liquidity resources available as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$6,352	$3,108
Availability under the 2016 Revolving Credit Facility	155,304	207,053
Availability under our used vehicle floor plan facilities	7,104	46,423
Floor plan deposit balance	3,000	10,000
Total available liquidity resources	$171,760	$266,584

We participate in a program with two of our manufacturer-affiliated finance companies and one commercial bank wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $3.0 million and $10.0 million as of December 31, 2017 and 2016, respectively, is classified in other current assets in the accompanying consolidated balance sheets. See the discussion under the heading “Concentrations of Credit and Business Risk” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further information.

Long-Term Debt and Credit Facilities

2016 Credit Facilities

On November 30, 2016, we entered into an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2016 Floor Plan Facilities” and, together with the 2016 Revolving Credit Facility, the “2016 Credit Facilities”), which are scheduled to mature on November 30, 2021. The amendment and restatement of the 2016 Credit Facilities extended the scheduled maturity date, increased availability under the 2016 Revolving Credit Facility by $25.0 million and increased availability under the 2016 Floor Plan Facilities by $215.0 million, among other things.

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2017, the 2016 Revolving Borrowing Base was approximately $247.6 million. As of December 31, 2017, we had approximately $75.0 million of outstanding borrowings and approximately $17.3 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $155.3 million under the 2016 Revolving Credit Facility.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $1.015 billion. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.265 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 30% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

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

7.0% Notes

On July 2, 2012, we issued $200.0 million in aggregate principal amount of 7.0% Notes which were scheduled to mature on July 15, 2022. On March 27, 2017, we repurchased all of the outstanding 7.0% Notes using net proceeds from the issuance of the 6.125% Notes. We paid approximately $213.7 million in cash, including an early redemption premium and accrued and unpaid interest, to extinguish the 7.0% Notes and recognized a loss of approximately $14.6 million on the repurchase of the 7.0% Notes, recorded in other income (expense), net in the accompanying consolidated statements of income. For the period during which both the 7.0% Notes and the 6.125% Notes were outstanding, we incurred double-carry interest expense of approximately $0.7 million.

5.0% Notes

On May 9, 2013, we issued $300.0 million in aggregate principal amount of 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. The 5.0% Notes are guaranteed by our domestic operating subsidiaries. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. During 2016, we repurchased approximately $10.7 million of our outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.

We may redeem the 5.0% Notes, in whole or in part, at any time on or after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount.

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

Before May 15, 2018, we may redeem all or a part of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 100% of the principal amount of the 5.0% Notes redeemed, plus the Applicable Premium (as defined in the indenture governing the 5.0% Notes) and any accrued and unpaid interest, if any, to the redemption date. The indenture governing the 5.0% Notes also provides that holders of the 5.0% Notes may require us to repurchase the 5.0% Notes at a purchase price equal to 101% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 5.0% Notes).

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B common stock in excess of $0.10 per share. We

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

may only pay quarterly cash dividends on our Class A and Class B common stock if we comply with the terms of the indenture governing the 5.0% Notes.  We were in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of December 31, 2017.

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

6.125% Notes

On March 10, 2017, we issued $250.0 million in aggregate principal amount of 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. We used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Notes on March 27, 2017. Remaining proceeds from the issuance of the 6.125% Notes will be used for general corporate purposes. The 6.125% Notes are guaranteed by our domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. We may redeem the 6.125% Notes, in whole or in part, at any time on or after March 15, 2022 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on March 15, 2022	103.063%
Beginning on March 15, 2023	102.042%
Beginning on March 15, 2024	101.021%
Beginning on March 15, 2025 and thereafter	100.000%

Before March 15, 2022, we may redeem all or a part of the aggregate principal amount of the 6.125% Notes at a redemption price equal to 100% of the principal amount of the 6.125% Notes redeemed, plus the Applicable Premium (as defined in the indenture governing the 6.125% Notes) and any accrued and unpaid interest, if any, to the redemption date. In addition, on or before March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 6.125% Notes at a redemption price equal to 106.125% of the par value of the 6.125% Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date with proceeds from certain equity offerings. The indenture governing the 6.125% Notes also provides that holders of the 6.125% Notes may require us to repurchase the 6.125% Notes at a purchase price equal to 101% of the par value of the 6.125% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 6.125% Notes).

The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B common stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B common stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of December 31, 2017.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our obligations under the 6.125% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 6.125% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of our covenants under the 6.125% Notes; and (3) certain defaults under other agreements under which we or our subsidiaries have outstanding indebtedness in excess of $50.0 million. See Note 6, “Long-Term Debt”, to the accompanying consolidated financial statements for further discussion of the 6.125% Notes.

Mortgage Notes

During 2017, we obtained approximately $52.5 million in mortgage financing related to 10 of our operating locations. As of December 31, 2017, the weighted average interest rate was 4.22% and the total outstanding mortgage principal balance of all mortgage financing was approximately $419.7 million, related to approximately 45% of our operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2018 and 2033.

Operating Leases

We lease facilities for the majority of our dealership operations under operating lease arrangements. These facility lease arrangements normally have 15- to 20-year terms with one or two five- to 10-year renewal options and do not contain provisions for contingent rent related to the dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Approximately 10% of these facility leases have payments that vary based on interest rates. See the table under the heading “Future Liquidity Outlook” below for our future minimum lease payment obligations, net of sublease proceeds.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime. The weighted average interest rate for our new and used floor plan facilities was 2.40%, 1.84% and 1.62% for 2017, 2016 and 2015, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $44.8 million, $45.3 million and $42.3 million in manufacturer assistance in 2017, 2016 and 2015, respectively, and recognized in cost of sales approximately $45.3 million, $45.0 million and $42.1 million in manufacturer assistance in 2017, 2016 and 2015, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Non-compliance with covenants, including a failure to make any payment when due, under the 2016 Credit Facilities, the Silo Floor Plan Facilities, operating lease agreements, mortgage notes, the 5.0% Notes and the 6.125% Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under the 2016 Credit Facilities. A default under the 2016 Credit Facilities would constitute a default under the Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under the 2016 Credit Facilities and one or more Silo Floor Plan Facilities, or certain other debt obligations would not result in a default under the 5.0% Notes or the 6.125% Notes unless our repayment obligations under the 2016 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2016 Credit Facilities include the following financial covenants:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2017 actual	1.13	1.65	4.72

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to rent (as such term is defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2017, the ratio was 3.85 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2017. After giving effect to the applicable restrictions on the payment of dividends and certain other transactions under our debt agreements, as of December 31, 2017, we had at least $148.7 million of net income and retained earnings free of such restrictions. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for further discussion of the 2016 Credit Facilities.

Acquisitions and Dispositions

During 2017, we acquired one stand-alone pre-owned vehicle store for approximately $76.6 million and disposed of two mid-line import franchise dealerships and one domestic franchise dealership, which generated net cash from dispositions of approximately $38.2 million. The purchase agreement requires a deferred payment of $10.0 million after two years from the date of the acquisition. We also may be required to make additional variable payments of up to $80.0 million over a ten-year period based on the financial performance of the acquired business. These deferred and variable payments would be to the former owner who we hired in connection with the acquisition. We will not be obligated to make the additional variable payments of up to $80.0 million to this employee if the employee resigns or is terminated under certain circumstances. We therefore are recognizing the accrual of the deferred and variable payments as compensation expense. From the acquisition date to December 31, 2017, we have not paid any deferred or variable payments. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.

Under the 2016 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is above specific amounts without the written consent of the Required Lenders (as that term is defined in the 2016 Credit Facilities).

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new franchised dealerships, pre-owned stores and collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and pre-owned stores. We selectively construct or improve new franchised dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages or, alternatively, through our credit facilities. We also fund these improvements through cash flows from operations.

Capital expenditures for 2017 were approximately $234.2 million. Of this amount, approximately $111.2 million was related to facility construction projects, $88.1 million was related to real estate acquisitions and $34.9 million was for other fixed assets utilized in our dealership operations. Of the capital expenditures in 2017, approximately $52.5 million was funded through mortgage financing and approximately $181.7 million was funded through cash from operations and use of our credit facilities. We expect to receive approximately $54.2 million of additional mortgage funding in 2018 related to capital expenditures that occurred prior to December 31, 2017. As of December 31, 2017, commitments for facilities construction projects totaled approximately $31.9 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During 2017, we repurchased approximately 2.0 million shares of our Class A common stock for approximately $37.3 million in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. As of December 31, 2017, our total remaining repurchase authorization was approximately $107.7 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in the agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2017, we had at least $148.7 million of net income and retained earnings free of such restrictions.

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

Dividends

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B common stock totaling $0.20 per share during 2017. Subsequent to December 31, 2017, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.06 per share for stockholders of record on March 15, 2018 to be paid on April 13, 2018. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing the 5.0% Notes and the 6.125% Notes also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2017, we had at least $148.7 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $162.9 million, $216.4 million and $69.7 million for 2017, 2016 and 2015, respectively. The net cash provided by operations for 2017 consisted primarily of net income (less non-cash items) and a decrease in inventories, offset partially by an increase in receivables and a decrease in notes payable - floor plan – trade. The net cash provided by operations for 2016 consisted primarily of net income (less non-cash items) and a decrease in inventory and other assets, offset partially by a decrease in notes payable - floor plan – trade. The net cash provided by operations for 2015 consisted primarily of net income (less non-cash items) and an increase in notes payable - floor plan – trade, offset partially by an increase in inventory.

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

Net cash used in combined trade and non-trade floor plan financing was approximately $12.6 million for 2017. Net cash provided by combined trade and non-trade floor plan financing was approximately $7.1 million and $256.1 million for 2016 and 2015, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $196.6 million, $266.4 million and $144.0 million for 2017, 2016 and 2015, respectively.

Cash Flows from Investing Activities – Net cash used in investing activities during 2017, 2016 and 2015 was approximately $272.1 million, $220.8 million and $163.9 million, respectively. The use of cash during 2017 was comprised primarily of purchases of land, property and equipment and the acquisition of one stand-alone pre-owned vehicle store, offset partially by proceeds from the sale of three franchised dealerships. The use of cash during 2016 was primarily comprised of purchases of land, property and equipment and the acquisition of three stand-alone pre-owned vehicle stores. The use of cash during 2015 was primarily comprised of purchases of land, property and equipment, offset partially by proceeds from sales of dealerships.

The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships and construction of pre-owned stores. During 2017, 2016 and 2015, we

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

generated net proceeds from mortgage financing in the amount of approximately $52.5 million, $103.4 million and $69.1 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.

Cash Flows from Financing Activities - Net cash provided by financing activities was approximately $112.5 million, $3.9 million and $93.6 million for 2017, 2016 and 2015, respectively. For 2017, cash provided by financing activities was comprised primarily of proceeds from the issuance of the 6.125% Notes, net borrowings on notes payable - floor plan - non-trade and proceeds from mortgage notes, offset partially by the extinguishment of the 7.0% Notes, repurchases of treasury stock and scheduled principal payments and repayments of long-term debt. For 2016 and 2015, cash provided by financing activities was comprised primarily of net borrowings on notes payable – floor plan – non-trade and proceeds from mortgage notes, offset partially by repurchases of treasury stock and scheduled principal payments and repayments of long-term debt.

Cash Flows from Discontinued Operations – The accompanying consolidated statements of cash flows include both continuing and discontinued operations. Net cash flows from operating activities associated with discontinued operations for 2017, 2016 and 2015 consist primarily of changes in deferred income taxes and were not material to total cash flows.

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In thousands)
Floor plan facilities	$1,513,336	$-	$-	$-	$-	$-	$1,513,336
Long-term debt (1)	61,314	25,179	57,919	126,532	40,617	726,350	1,037,911
Letters of credit	75,000	-	-	-	-	-	75,000
Estimated interest payments on floor plan
facilities (2)	6,509	-	-	-	-	-	6,509
Estimated interest payments on long-term
debt (3)	32,566	30,218	27,569	25,860	23,616	43,902	183,731
Operating leases (net of sublease rentals)	86,941	73,080	47,761	35,636	26,760	95,949	366,127
Construction contracts	31,858	-	-	-	-	-	31,858
Other purchase obligations (4)	24,670	12,900	-	-	-	-	37,570
Liability for uncertain tax positions (5)	500	-	-	-	-	4,758	5,258
Total	$1,832,694	$141,377	$133,249	$188,028	$90,993	$870,959	$3,257,300
(1)	Long-term debt amounts consist only of principal obligations.
(2)

Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2017 floor plan facilities balance, the weighted average interest rate for the three months ended December 31, 2017 of 2.58% and the assumption that floor plan balances at December 31, 2017 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

(3)	Estimated interest payments include payments related to interest rate swaps.
(4)	Other purchase obligations include contracts for real estate purchases, office supplies, utilities, acquisition related obligations and various other items or other services.
(5)

Amount represents recorded liability, including interest and penalties, related to “Accounting for Uncertain Income Tax Positions” in the ASC.  See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 7, “Income Taxes,” to the accompanying consolidated financial statements.

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), the 2016 Credit Facilities, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

SONIC AUTOMOTIVE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Seasonality

Our operations are subject to seasonal variations. The first quarter normally contributes less operating profit than the second and third quarters, while the fourth quarter normally contributes the highest operating profit of any quarter. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand remains stable throughout the year.

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. As of December 31, 2017, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $45.6 million. Future sublease payments expected to be received related to these lease payments were approximately $32.8 million at December 31, 2017.

In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $5.0 million at December 31, 2017. These indemnifications expire within a period of one year following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2017. We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $2.8 million at December 31, 2017. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2016 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps and rate caps (see below) was approximately $1.1 billion at December 31, 2017 and approximately $1.2 billion at December 31, 2016. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $10.4 million in 2017 and approximately $11.7 million in 2016. Of the total change in interest expense, approximately $8.1 million and $10.0 million in 2017 and 2016, respectively, would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2017 and 2016, certain of our dealership lease facilities had monthly lease payments that fluctuated based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in 2017 and 2016 due to the leases containing LIBOR floors which were above the LIBOR rate during 2017 and 2016.

We also have interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. In addition, we have interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these cash flow swaps and interest rate caps, interest rates reset monthly. The fair value of these interest rate swap and rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value of these interest rate swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with approximately $4.1 million included in other accrued liabilities and approximately $2.4 million included in other long-term liabilities in the accompanying consolidated balance sheets, offset partially by approximately $2.8 million included in other assets in the accompanying consolidated balance sheets. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount		Pay Rate		Receive Rate (1)	Maturing Date
(In millions)
$250.0		1.887%		one-month LIBOR	June 30, 2018
$125.0		1.900%		one-month LIBOR	July 1, 2018
$50.0	(2)	2.320%		one-month LIBOR	July 1, 2019
$200.0	(2)	2.313%		one-month LIBOR	July 1, 2019
$100.0	(3)	1.384%		one-month LIBOR	July 1, 2020
$125.0	(2)	1.158%		one-month LIBOR	July 1, 2019
$150.0	(3)	1.310%		one-month LIBOR	July 1, 2020
$125.0		1.020%		one-month LIBOR	July 1, 2018
$62.5	(4)	2.000%	(5)	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	(5)	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	(5)	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	(5)	one-month LIBOR	July 1, 2021

(1)	The one-month LIBOR rate was approximately 1.564% at December 31, 2017.
(2)	The effective date of these forward-starting swaps is July 2, 2018.
(3)	The effective date of these forward-starting swaps is July 1, 2019.
(4)

The notional amount of these interest rate caps adjusts over the term of the agreement as follows: $62.5 million from September 1, 2017 to June 30, 2018, $93.75 million from July 1, 2018 to June 30, 2019, $78.125 million from July 1, 2019 to June 30, 2020 and $37.5 million from July 1, 2020 to July 1, 2021.

(5)

Under these interest rate caps, no payment will occur unless the stated receive rate exceeds the stated pay rate. If this occurs, a net payment to Sonic from the counterparty based on the spread between the receive rate and the pay rate will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of income.

During 2017, we entered into four interest rate cap agreements. These interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these caps are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive income.

SONIC AUTOMOTIVE, INC.

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate swaps are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total	Asset (Liability) Fair Value
	(In thousands)
Long-term debt:
Fixed rate maturities	$36,585	$10,873	$15,888	$11,476	$21,693	$646,677	$743,192
Fixed rate outstanding (1)	$743,192	$706,607	$695,734	$679,846	$668,370			$(734,689)
Average rate on fixed
outstanding debt (1)	3.27%	3.19%	3.17%	3.14%	3.28%	3.04%
Variable rate maturities	$24,729	$14,306	$42,031	$115,056	$18,924	$79,673	$294,719
Variable rate outstanding (1)	$294,719	$269,990	$255,684	$213,653	$98,597			$(296,357)
Average rate on variable
outstanding debt (1)	3.79%	3.81%	3.81%	3.84%	3.94%	3.96%
Cash flow hedge instruments:
Variable to fixed maturities	$750,000	$750,000	$562,500	$150,000	$-	$-	$2,212,500
Variable to fixed outstanding (1)	$750,000	$562,500	$150,000	$-	$-	$-		$4,681
Average rate on outstanding
swaps (1)	1.96%	1.71%	2.00%	N/A	N/A	N/A
(1)	Based on amounts outstanding at January 1 of each respective period.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Our CEO and CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31,

SONIC AUTOMOTIVE, INC.

2017. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting. There has been no change in Sonic’s internal control over financial reporting during the fourth quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, Sonic’s internal control over financial reporting.

Item 9B.  Other Information.

None.

SONIC AUTOMOTIVE, INC.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Corporate Governance and Other Information – Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the definitive Proxy Statement (to be filed hereafter) for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”).

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

SONIC AUTOMOTIVE, INC.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(1)

Financial Statements: consolidated balance sheets as of December 31, 2017 and 2016. Consolidated statements of income for the Years Ended December 31, 2017, 2016 and 2015. Consolidated statements of comprehensive income for the Years Ended December 31, 2017, 2016 and 2015. Consolidated statements of stockholders’ equity for the Years Ended December 31, 2017, 2016 and 2015. Consolidated statements of cash flows for the Years Ended December 31, 2017, 2016 and 2015.

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

4.3

Indenture, dated as of May 9, 2013, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 13, 2013 (File No. 001-13395)).

4.4	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 13, 2013 (File No. 001-13395)).

4.5

Registration Rights Agreement, dated as of March 10, 2017, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION

4.6

Indenture, dated as of March 10, 2017, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

4.7	Form of 6.125% Senior Subordinated Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

10.1

Fourth Amended and Restated Credit Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer; and Wells Fargo Bank, National Association, as an l/c issuer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.2

Form of Promissory Note, dated November 30, 2016, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.3

Fourth Amended and Restated Subsidiary Guaranty Agreement, dated as of November 30, 2016, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.4

Fourth Amended and Restated Securities Pledge Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.5

Fourth Amended and Restated Escrow and Security Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.6

Fourth Amended and Restated Security Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.7

Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.8

Form of Promissory Note, dated November 30, 2016, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic Automotive, Inc. named therein, as borrowers, in favor of each of the lenders to the Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.9

Third Amended and Restated Company Guaranty Agreement, dated as of November 30, 2016, by Sonic Automotive, Inc. to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.10

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of November 30, 2016, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

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

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
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
10.36

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of April 18, 2017 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 6, 2017 (File No. 001-13395)). (1)

10.37

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.38

Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.39*	Director Compensation Policy. (1)

10.40

Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.41	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Sonic Automotive, Inc.

23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.

Item 16.  Form 10-K Summary.

None.

SONIC AUTOMOTIVE, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: February 28, 2018	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH	Executive Chairman and Director	February 28, 2018
O. Bruton Smith

/s/ B. SCOTT SMITH	President, Chief Executive Officer and Director	February 28, 2018
B. Scott Smith	(Principal Executive Officer)

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 28, 2018
Heath R. Byrd	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID BRUTON SMITH	Vice Chairman and Director	February 28, 2018
David Bruton Smith

/s/ WILLIAM I. BELK	Director	February 28, 2018
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 28, 2018
William R. Brooks

/s/ VICTOR H. DOOLAN	Director	February 28, 2018
Victor H. Doolan

/s/ JOHN W. HARRIS III	Director	February 28, 2018
John W. Harris III

/s/ ROBERT HELLER	Director	February 28, 2018
Robert Heller

/s/ R. EUGENE TAYLOR	Director	February 28, 2018
R. Eugene Taylor

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sonic Automotive, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Charlotte, North Carolina

February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sonic Automotive, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Sonic Automotive, Inc.’s and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Charlotte, North Carolina

February 28, 2018

SONIC AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,352	$3,108
Receivables, net	482,126	430,242
Inventories	1,512,745	1,570,701
Other current assets	18,574	26,993
Total current assets	2,019,797	2,031,044
Property and Equipment, net	1,146,881	1,010,380
Goodwill	525,780	472,437
Other Intangible Assets, net	74,589	80,233
Other Assets	51,471	45,242
Total Assets	$3,818,518	$3,639,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$804,238	$850,537
Notes payable - floor plan - non-trade	709,098	675,353
Trade accounts payable	129,903	117,740
Accrued interest	12,316	13,265
Other accrued liabilities	237,963	236,982
Current maturities of long-term debt	61,314	43,003
Total current liabilities	1,954,832	1,936,880
Long-Term Debt	963,389	839,675
Other Long-Term Liabilities	61,918	61,170
Deferred Income Taxes	51,619	76,447
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 63,456,698 shares issued and 31,166,205 shares outstanding at December 31, 2017; 62,967,061 shares issued and 32,703,865 shares outstanding at December 31, 2016	635	630
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2017 and December 31, 2016	121	121
Paid-in capital	732,854	721,695
Retained earnings	625,356	541,146
Accumulated other comprehensive income (loss)	1,307	(2,262)
Treasury stock, at cost; 32,290,493 Class A common stock shares held at December 31, 2017 and 30,263,196 Class A common stock shares held at December 31, 2016	(573,513)	(536,166)
Total Stockholders’ Equity	786,760	725,164
Total Liabilities and Stockholders’ Equity	$3,818,518	$3,639,336

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars and shares in thousands,
	except per share amounts)
Revenues:
New vehicles	$5,295,051	$5,234,505	$5,265,401
Used vehicles	2,622,053	2,533,122	2,512,024
Wholesale vehicles	171,064	211,048	155,339
Total vehicles	8,088,168	7,978,675	7,932,764
Parts, service and collision repair	1,416,010	1,409,819	1,364,947
Finance, insurance and other, net	363,030	343,285	326,588
Total revenues	9,867,208	9,731,779	9,624,299
Cost of Sales:
New vehicles	(5,030,125)	(4,973,911)	(4,997,472)
Used vehicles	(2,467,150)	(2,374,537)	(2,349,982)
Wholesale vehicles	(179,778)	(218,364)	(162,707)
Total vehicles	(7,677,053)	(7,566,812)	(7,510,161)
Parts, service and collision repair	(732,479)	(735,693)	(699,526)
Total cost of sales	(8,409,532)	(8,302,505)	(8,209,687)
Gross profit	1,457,676	1,429,274	1,414,612
Selling, general and administrative expenses	(1,147,773)	(1,110,856)	(1,110,565)
Impairment charges	(9,394)	(8,063)	(17,955)
Depreciation and amortization	(88,944)	(77,446)	(68,799)
Operating income (loss)	211,565	232,909	217,293
Other income (expense):
Interest expense, floor plan	(36,395)	(27,716)	(21,326)
Interest expense, other, net	(52,524)	(50,106)	(50,910)
Other income (expense), net	(14,522)	125	99
Total other income (expense)	(103,441)	(77,697)	(72,137)
Income (loss) from continuing operations before taxes	108,124	155,212	145,156
Provision for income taxes for continuing operations - benefit (expense)	(13,971)	(60,696)	(57,065)
Income (loss) from continuing operations	94,153	94,516	88,091
Discontinued operations:
Income (loss) from discontinued operations before taxes	(1,942)	(2,121)	(2,883)
Provision for income taxes for discontinued operations - benefit (expense)	772	798	1,103
Income (loss) from discontinued operations	(1,170)	(1,323)	(1,780)
Net income (loss)	$92,983	$93,193	$86,311

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.14	$2.07	$1.74
Earnings (loss) per share from discontinued operations	(0.03)	(0.03)	(0.03)
Earnings (loss) per common share	$2.11	$2.04	$1.71
Weighted average common shares outstanding	43,997	45,637	50,489

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.12	$2.06	$1.73
Earnings (loss) per share from discontinued operations	(0.03)	(0.03)	(0.03)
Earnings (loss) per common share	$2.09	$2.03	$1.70
Weighted average common shares outstanding	44,358	45,948	50,883

Dividends declared per common share	$0.20	$0.20	$0.11

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income (loss)	$92,983	$93,193	$86,311
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and rate cap agreements	6,186	5,731	540
Pension actuarial income (loss)	(429)	(295)	737
Total other comprehensive income (loss) before taxes	5,757	5,436	1,277
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(2,188)	(2,066)	(485)
Other comprehensive income (loss)	3,569	3,370	792
Comprehensive income (loss)	$96,552	$96,563	$87,103

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2014	62,047	$620	(23,156)	$(401,712)	12,029	$121	$697,760	$376,353	$(6,424)	$666,718
Shares awarded under stock compensation plans	518	6	-	-	-	-	3,656	-	-	3,662
Purchases of treasury stock	-	-	(1,519)	(34,483)	-	-	-	-	-	(34,483)
Income tax benefit associated with stock compensation plans	-	-	-	-	-	-	1,888	-	-	1,888
Change in fair value of interest rate swap agreements, net of tax expense of $205	-	-	-	-	-	-	-	-	335	335
Pension actuarial income, net of tax expense of $280	-	-	-	-	-	-	-	-	457	457
Restricted stock amortization	-	-	-	-	-	-	9,814	-	-	9,814
Other	21	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	86,311	-	86,311
Dividends declared	-	-	-	-	-	-	-	(5,654)	-	(5,654)
Balance at December 31, 2015	62,586	$626	(24,675)	$(436,195)	12,029	$121	$713,118	$457,010	$(5,632)	$729,048
Shares awarded under stock compensation plans	381	4	-	-	-	-	23	-	-	27
Purchases of treasury stock	-	-	(5,588)	(99,971)	-	-	-	-	-	(99,971)
Income tax expense associated with stock compensation plans	-	-	-	-	-	-	(2,611)	-	-	(2,611)
Change in fair value of interest rate swap agreements, net of tax expense of $2,178	-	-	-	-	-	-	-	-	3,553	3,553
Pension actuarial loss, net of tax benefit of $112	-	-	-	-	-	-	-	-	(183)	(183)
Restricted stock amortization	-	-	-	-	-	-	11,165	-	-	11,165
Net income (loss)	-	-	-	-	-	-	-	93,193	-	93,193
Dividends declared	-	-	-	-	-	-	-	(9,057)	-	(9,057)
Balance at December 31, 2016	62,967	$630	(30,263)	$(536,166)	12,029	$121	$721,695	$541,146	$(2,262)	$725,164
Shares awarded under stock compensation plans	490	5	-	-	-	-	40	-	-	45
Purchases of treasury stock	-	-	(2,027)	(37,347)	-	-	-	-	-	(37,347)
Change in fair value of interest rate swap and rate cap agreements, net of tax expense of $2,351	-	-	-	-	-	-	-	-	3,835	3,835
Pension actuarial loss, net of tax benefit of $163	-	-	-	-	-	-	-	-	(266)	(266)
Restricted stock amortization	-	-	-	-	-	-	11,119	-	-	11,119
Net income (loss)	-	-	-	-	-	-	-	92,983	-	92,983
Dividends declared	-	-	-	-	-	-	-	(8,773)	-	(8,773)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92,983	$93,193	$86,311
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	88,938	77,532	68,793
Provision for bad debt expense	748	389	1,909
Other amortization	649	649	649
Debt issuance cost amortization	2,383	2,641	2,489
Debt discount amortization, net of premium amortization	157	303	199
Stock-based compensation expense	11,119	11,165	9,814
Deferred income taxes	(27,760)	14,465	15,996
Net distributions from equity investee	(138)	(300)	(263)
Asset impairment charges	9,394	8,063	17,955
Loss (gain) on disposal of dealerships and property and equipment	(10,194)	(331)	(3,089)
Loss (gain) on exit of leased dealerships	2,157	1,386	1,848
Loss (gain) on retirement of debt	14,607	-	-
Changes in assets and liabilities that relate to operations:
Receivables	(52,989)	(62,894)	(9,048)
Inventories	57,250	35,545	(291,100)
Other assets	3,266	62,538	(19,785)
Notes payable - floor plan - trade	(46,299)	(42,929)	181,848
Trade accounts payable and other liabilities	16,612	14,953	5,190
Total adjustments	69,900	123,175	(16,595)
Net cash provided by (used in) operating activities	162,883	216,368	69,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(76,610)	(15,861)	-
Purchases of land, property and equipment	(234,245)	(206,232)	(173,249)
Proceeds from sales of property and equipment	596	1,319	1,397
Proceeds from sales of dealerships	38,150	-	7,978
Net cash provided by (used in) investing activities	(272,109)	(220,774)	(163,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	33,745	49,986	74,249
Borrowings on revolving credit facilities	327,070	209,287	402,093
Repayments on revolving credit facilities	(252,070)	(213,490)	(397,890)
Proceeds from issuance of long-term debt	302,483	103,395	69,075
Debt issuance costs	(4,855)	(3,084)	(491)
Principal payments and repurchase of long-term debt	(36,836)	(30,949)	(19,424)
Repurchase of debt securities	(210,914)	-	-
Purchases of treasury stock	(37,347)	(99,971)	(34,483)
Income tax benefit (expense) associated with stock compensation plans	-	(2,611)	1,888
Issuance of shares under stock compensation plans	45	27	3,662
Dividends paid	(8,851)	(8,701)	(5,078)
Net cash provided by (used in) financing activities	112,470	3,889	93,601
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,244	(517)	(557)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,108	3,625	4,182
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,352	$3,108	$3,625

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of interest rate swap and rate cap agreements (net of tax expense of $2,351,
$2,178 and $205 in the years ended December 31, 2017, 2016 and 2015, respectively)	$3,835	$3,553	$335
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$89,525	$77,289	$71,328
Income taxes	$42,907	$28,459	$38,474

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2017, Sonic operated 114 new vehicle franchises in 13 states (representing 23 different brands of cars and light trucks), 18 collision repair centers and nine pre-owned stores. As a result of the way management operates the business, Sonic had two operating segments as of December 31, 2017: (1) the Franchised Dealerships Segment and (2) the Pre-Owned Stores Segment. For management and operational reporting purposes, Sonic groups certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2017, Sonic operated 103 stores in the Franchised Dealerships Segment and nine stores in the Pre-Owned Stores Segment.

The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for its customers. The Pre-Owned Stores Segment provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in stand-alone pre-owned vehicle specialty retail locations and includes Sonic’s EchoPark stores. Sonic’s pre-owned stores business operates independently from its franchised dealerships business.

Principles of Consolidation - All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying consolidated financial statements except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 as well as several subsequent amendments to amend the accounting guidance on revenue recognition. The amendments to the standard are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments to this standard must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). These amendments are effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. Sonic adopted this ASU effective January 1, 2018 using the modified retrospective transition approach applied to contracts not completed as of the date of adoption, with no restatement of comparative periods and a cumulative effect adjustment to retained earnings recognized as of the date of adoption.

Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The principles apply a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract; and (5) recognizing revenue as the performance obligation(s) are satisfied. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

During the implementation process, management evaluated its established business processes, revenue transaction streams and accounting policies, and generally expects similar performance obligations to result under the new standard as compared with prior U.S. generally accepted accounting principles and does not expect the adoption of this standard to have a material impact on its consolidated financial statements, revenue recognition practices, accounting policies or internal controls. Management identified its material revenue streams to be (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of used vehicles at wholesale auction; (4) arrangement of vehicle financing and the sale of service and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and sale of related parts and accessories. As a result of its analysis during the implementation process, management expects the amounts and timing of revenue recognition to generally remain the same, with the exception of the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenue”), both of which are subject to accelerated recognition under the new standard. While management is finalizing the cumulative effect adjustment to retained earnings, the expected impact on Sonic’s consolidated financial statements as a result of the changes in revenue recognition practices described above is not expected to be material.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management estimates that the adoption of the new revenue recognition standard will result in a net, after-tax cumulative effect adjustment to increase retained earnings of approximately $3.0 million as of January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (early adoption is permitted). Sonic adopted this ASU effective January 1, 2017. Upon adoption of this ASU, interim period and annual income tax expense is affected by stock option exercises and restricted stock and restricted stock unit vesting activity, potentially creating volatility in Sonic’s effective income tax rate from period to period. See the heading “Income Taxes” below for further discussion of the impact of the adoption of this ASU on Sonic’s effective income tax rate for 2017.

In January 2017, the FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (early adoption is permitted for impairment testing dates after January 1, 2017). Sonic adopted this ASU prior to its impairment test as of October 1, 2017.

In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) 815. This ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). Sonic is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.

Reclassifications - Prior to Sonic’s adoption of ASU 2014-08 beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014, individual dealership franchises sold, terminated or classified as held for sale were reported as discontinued operations. The results of operations of these dealership franchises sold or terminated prior to March 31, 2014 are reported as discontinued operations for all periods presented. Dealership franchises sold on or after to March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria in ASU 2014-08. If, in future periods, Sonic determines that a dealership franchise should be reclassified from continuing operations to discontinued operations, previously reported consolidated statements of income will be reclassified in order to reflect the most recent classification.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for tax contingencies, legal matters, reserves for future commission revenue to be returned to the third-party provider for early termination of customer contracts (“chargebacks”), results reported as continuing and discontinued operations, insurance reserves, lease exit accruals and certain accrued expenses.

Cash and Cash Equivalents - Sonic classifies cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents. In the event that Sonic is in a book overdraft cash position as of a reporting date, the book overdraft position is reclassified from cash and cash equivalents to trade accounts payable in the accompanying consolidated balance sheets and is reflected as activity in trade accounts payable and other liabilities in the accompanying consolidated statements of cash flows. Sonic was in a book overdraft position in an amount of approximately $6.9 million and $8.0 million, as of December 31, 2017 and 2016, respectively.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition - Sonic records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered. Conditions for completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected. See the previous heading “Recent Accounting Pronouncements” for discussion of changes to revenue recognition effective January 1, 2018 upon adoption of ASC 2014-09.

Sonic arranges financing for customers through various financial institutions and receives a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to customers and the predetermined interest rates set by the financial institution. Sonic also receives commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts to customers. Sonic may be assessed a chargeback fee in the event of early cancellation of a loan or insurance contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

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

As of December 31, 2017 and 2016, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were $20.9 million and $19.2 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Floor Plan Assistance - Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales were $45.3 million, $45.0 million and $42.1 million for 2017, 2016 and 2015, respectively.

Contracts in Transit - Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within 10 days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables, net on the accompanying consolidated balance sheets and totaled $267.6 million and $236.4 million at December 31, 2017 and 2016, respectively.

Accounts Receivable - In addition to contracts in transit, Sonic’s accounts receivable primarily consists of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic evaluates receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable was not significant at December 31, 2017 and 2016.

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

Sonic assesses the valuation of all its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles, service loaners and parts inventory, Sonic considers recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within Sonic’s network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within Sonic’s network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves were not significant at December 31, 2017 and 2016.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative Instruments and Hedging Activities - Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2017, Sonic utilized interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. In addition, Sonic has interest rate cap agreements to limit its exposure to increases in LIBOR rates above certain levels. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

Goodwill - Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets. In accordance with “Intangibles - Goodwill and Other” in the ASC, goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary. For purposes of goodwill impairment testing, Sonic has two reporting units, which consist of: (1) its traditional franchised dealerships and (2) its pre-owned stores. The carrying value of Sonic’s goodwill totaled approximately $525.8 million at December 31, 2017, $465.8 million of which is related to its franchised dealerships reporting unit and $60.0 million of which is related to its pre-owned stores reporting unit. As the $60.0 million of goodwill carrying value related to the pre-owned stores reporting unit was acquired immediately preceding the testing date, Sonic evaluated impairment on a qualitative basis and determined there was no indication of impairment. For the franchised dealerships reporting unit, Sonic utilized the Market Price (“MP”) method to estimate its enterprise value as of October 1, 2017. The significant inputs in the MP method include debt value, stock price and control premium.

In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require Sonic to record goodwill impairment.

Based on the results of Sonic’s quantitative test as of October 1, 2017, its franchised dealerships reporting unit’s fair value exceeded its carrying value. As a result, Sonic was not required to record goodwill impairment for either of its reporting units. See Note 5, “Intangible Assets and Goodwill,” for further discussion of goodwill.

Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. Sonic classifies franchise and dealer agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired on or after July 1, 2001 have been included in other intangible assets, net on the accompanying consolidated balance sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accompanying consolidated balance sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. In accordance with “Intangibles - Goodwill and Other” in the ASC, Sonic evaluates other intangible assets for impairment annually (as of October 1) or more frequently if indicators of impairment exist.

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

Based on the October 1, 2017 impairment test, Sonic determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all but four of its franchises, resulting in a franchise asset impairment charge of $3.6 million during 2017, recorded in impairment charges in the accompanying consolidated statements of income. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.

In evaluating its definite life favorable lease assets for impairment, Sonic considered whether the leased asset was being utilized by the dealership and if the dealership operating activities could recover the value of the recorded favorable lease asset. Sonic evaluated its favorable lease assets for impairment as of October 1, 2017 and determined that no impairment was required.

Insurance Reserves - Sonic has various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2017 and 2016, Sonic had $22.0 million and $22.7 million, respectively, reserved for such programs.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of Credit and Business Risk - Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to receivables from automobile manufacturers, totaling approximately $102.5 million and $92.8 million at December 31, 2017 and 2016, respectively, and receivables from financial institutions (which include manufacturer-affiliated finance companies and commercial banks), totaling approximately $299.6 million and $265.3 million at December 31, 2017 and 2016, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

Sonic participates in a program with two of its manufacturer-affiliated finance companies and one commercial bank wherein Sonic maintains a deposit balance with the lender that earns floor plan interest rebates based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable - floor plan, nor is it Sonic’s intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although Sonic has the right and ability to do so. The deposit balance of $3.0 million and $10.0 million as of December 31, 2017 and 2016, respectively, is classified in other current assets in the accompanying consolidated balance sheets, because there are restrictions on Sonic’s availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying consolidated statements of cash flows. The interest rebate as a result of this deposit balance is classified as a reduction in interest expense, floor plan in the accompanying consolidated statements of income. In 2017, 2016 and 2015, the reduction in interest expense, floor plan was approximately $0.5 million, $0.6 million and $1.5 million, respectively.

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

Financial Instruments and Market Risks - As of December 31, 2017 and 2016, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt and other financial instruments.

Sonic has variable rate notes payable - floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The counterparties to Sonic’s interest rate swap and interest rate cap agreements are large financial institutions. Sonic could be exposed to loss in the event of non-performance by any of these counterparties. See further discussion in Note 6, “Long-Term Debt.”

Advertising - Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $61.6 million, $61.7 million and $61.6 million for 2017, 2016 and 2015, respectively, and is classified as selling, general and administrative expenses in the accompanying consolidated statements of income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. These agreements require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $26.0 million, $26.2 million and $24.2 million for 2017, 2016 and 2015, respectively.

Segment Information - Sonic has determined it has two reporting segments: (1) the Franchised Dealerships Segment and (2) the Pre-Owned Stores Segment, for purposes of reporting financial condition and results of operations. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The Pre-Owned Stores Segment is comprised of stand-alone pre-owned vehicle specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Business Acquisitions and Dispositions

Acquisitions

Sonic acquired one stand-alone pre-owned vehicle store for approximately $76.6 million during 2017. Goodwill in the amount of $60.0 million related to this acquisition was assigned to the Pre-Owned Stores segment. We anticipate that substantially all of the goodwill recorded in 2017 will be deductible for federal income tax purposes. The purchase agreement requires a deferred payment of $10.0 million after two years from the date of the acquisition to the seller who became an employee of Sonic. The purchase agreement also provides for potential additional variable payments to the employee over a ten-year period based on the financial performance up to a maximum of $80.0 million. Sonic is not obligated to make the variable payments up to a maximum of $80.0 million upon the termination of employment of the employee under certain circumstances.  As a result, the deferred and variable amounts, if earned, are treated as compensation arrangements for post-combination services separate from the business combination, pursuant to ASC 805, “Business Combinations,” specifically ASC 805-10-55-25, therefore Sonic will recognize the accrual of the deferred and variable payments as compensation expense as earned. As of December 31, 2017, we had approximately $1.3 million accrued for deferred and variable payments, included in other long-term liabilities.

In addition to the stand-alone pre-owned vehicle dealership business discussed above, Sonic opened two new EchoPark stores during the year ended December 31, 2017.

Sonic acquired three stand-alone pre-owned vehicle stores and related real estate for approximately $15.9 million during 2016. These cash outflows were funded by cash from operations and borrowings under Sonic’s revolving credit and floor plan facilities. Sonic did not acquire any businesses during 2015. Acquisitions are included in the consolidated financial statements from the date of acquisition.

Dispositions

Sonic disposed of three dealership franchises during 2017 and four dealership franchises during 2015. Sonic did not dispose of any dealership franchises during 2016. The dispositions during 2017 and 2015 generated cash of approximately $38.2 million and $8.0 million, respectively. In conjunction with dealership dispositions, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not have been known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.

Prior to Sonic’s adoption of ASU 2014-08 beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014, individual dealership franchises sold, terminated or classified as held for sale were reported as discontinued operations. The results of operations of these dealership franchises sold or terminated prior to March 31, 2014 are reported as discontinued operations for all periods presented. Dealership franchises sold on or after March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria in ASU 2014-08.

Revenues and other activities associated with disposed dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) from operations	$(741)	$(1,100)	$(1,421)
Gain (loss) on disposal	6	(1)	-
Lease exit accrual adjustments and charges	(1,207)	(1,020)	(1,462)
Pre-tax income (loss)	$(1,942)	$(2,121)	$(2,883)
Total revenues	$-	$-	$-

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) from operations	$(2,329)	$(2,154)	$(6,214)
Gain (loss) on disposal	11,188	(47)	2,748
Property and equipment impairment charges	-	(81)	(6,584)
Pre-tax income (loss)	$8,859	$(2,282)	$(10,050)
Total revenues	$86,111	$127,337	$215,629

In the ordinary course of business, Sonic evaluates its dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2017, Sonic did not have any franchises classified as held for sale; however, in the future, Sonic may sell franchises that are not currently held for sale.

3. Inventories and Related Notes Payable - Floor Plan

Inventories consist of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
New vehicles	$1,017,523	$1,088,814
Used vehicles	294,496	282,288
Service loaners	130,406	128,821
Parts, accessories and other	70,320	70,778
Net inventories	$1,512,745	$1,570,701

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used vehicle floor plan facilities bear interest at variable rates based on prime or LIBOR rates. The weighted average interest rate for Sonic’s new vehicle floor plan facilities was 2.37%, 1.85% and 1.61% for 2017, 2016 and 2015, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For 2017, 2016 and 2015, Sonic recognized a reduction in cost of sales of approximately $45.3 million, $45.0 million and $42.1 million, respectively, related to manufacturer floor plan assistance.

The weighted average interest rate for Sonic’s used vehicle floor plan facilities was 2.61%, 1.78% and 1.72% for 2017, 2016 and 2015, respectively.

The new and used vehicle floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise and dealer agreements, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all of these restrictive covenants as of December 31, 2017.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Land	$370,828	$306,457
Building and improvements	893,768	777,766
Software and computer equipment	147,812	128,366
Parts and service equipment	105,123	93,901
Office equipment and fixtures	96,066	86,216
Company vehicles	9,723	9,107
Construction in progress	54,429	62,982
Total, at cost	1,677,749	1,464,795
Less accumulated depreciation	(527,379)	(450,184)
Subtotal	1,150,370	1,014,611
Less assets held for sale (1)	(3,489)	(4,231)
Property and equipment, net	$1,146,881	$1,010,380

(1)	Classified in other current assets in the accompanying consolidated balance sheets.

Interest capitalized in conjunction with construction projects and software development was approximately $2.2 million, $2.8 million and $1.9 million for 2017, 2016 and 2015, respectively. As of December 31, 2017, commitments for facility construction projects totaled approximately $31.9 million.

During 2017, 2016 and 2015, property and equipment impairment charges were recorded as noted in the following table:

Year Ended December 31,	(In thousands)
2017	$4,894
2016	$8,063
2015	$12,210

Impairment charges were due to the abandonment of construction and software development projects, the abandonment and disposal of dealership equipment or Sonic’s estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Goodwill

The changes in the carrying amount of franchise assets and goodwill for 2017 and 2016 were as follows:

	Franchise Assets	Net Goodwill
	(In thousands)

Balance at December 31, 2015	$74,900	$471,493	(1)
Prior year acquisition allocations	-	944
Balance at December 31, 2016	$74,900	$472,437	(1)
Additions through current year acquisitions	-	60,024
Reductions from dispositions	(1,400)	(5,737)
Reductions from impairment	(3,600)	(900)
Prior year acquisition allocations	-	(44)
Balance at December 31, 2017	$69,900	$525,780	(2)
(1)	Net of accumulated impairment losses of $796,725.
(2)	Net of accumulated impairment losses of $797,625.

Goodwill

Sonic impaired approximately $0.9 million of goodwill in 2017 related to the write-off of goodwill due to the closure of two stand-alone pre-owned vehicle stores that were acquired in 2016. There was no impairment of goodwill in 2016.

Other Intangible Assets

Other intangible assets consists of franchise assets and definite life intangible assets, and is presented net of accumulated amortization on the accompanying consolidated balance sheets. Pursuant to applicable accounting pronouncements, Sonic evaluates its franchise assets and definite life intangible assets for impairment annually (as of October 1) or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Franchise asset impairment charges of $3.6 million and $3.3 million for 2017 and 2015, respectively, were recorded in continuing operations based on the impairment evaluations performed.  There were no franchise asset impairment charges in 2016, and no definite life intangible asset impairment charges in 2017, 2016 and 2015.

Definite life intangible assets consist of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Favorable lease agreements	$17,317	$17,318
Less accumulated amortization	(12,628)	(11,985)
Definite life intangibles, net	$4,689	$5,333

Amortization expense for definite life intangible assets was approximately $0.6 million in each of 2017, 2016 and 2015. The initial weighted average amortization period for lease agreements and definite life intangible assets outstanding at December 31, 2017 was 17 years. Expiration dates for these lease agreements range between 2020 and 2027.

Future amortization expense is as follows:

Year Ending December 31,	(In thousands)
2018	$644
2019	644
2020	614
2021	475
2022	408
Thereafter	1,904
Total	$4,689

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
2016 Revolving Credit Facility (1)	$75,000	$-
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) (2)	-	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	-
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	199,972	176,369
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	219,719	227,342
Net debt discount and premium (3)	-	(1,258)
Debt issuance costs	(13,208)	(13,328)
Other	3,947	4,280
Total debt	$1,024,703	$882,678
Less current maturities	(61,314)	(43,003)
Long-term debt	$963,389	$839,675
(1)	The interest rate on the 2016 Revolving Credit Facility was 225 basis points above LIBOR at December 31, 2017 and 2016.
(2)	Sonic repurchased all of the 7.0% Notes outstanding on March 27, 2017. See the heading “7.0% Notes” below for further information.
(3)	Long-term debt at December 31, 2016 includes a $1.1 million discount associated with the 7.0% Notes and a $0.2 million discount associated with mortgage notes payable.

Future maturities of long-term debt are as follows:

Principal/ Net of Discount/ Premium (1)
Year Ending December 31,	(In thousands)
2018	$61,314
2019	25,179
2020	57,919
2021	126,532
2022	40,617
Thereafter	726,350
Total	$1,037,911

(1)	There were no premium/discount amounts recorded at December 31, 2017.

2016 Credit Facilities

On November 30, 2016, Sonic entered into an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2016 Floor Plan Facilities” and, together with the 2016 Revolving Credit Facility, the “2016 Credit Facilities”), which are scheduled to mature on November 30, 2021. The 2016 Credit Facilities extended the scheduled maturity date, increased availability under the 2016 Revolving Credit Facility by $25.0 million and increased availability under the 2016 Floor Plan Facilities by $215.0 million, among other things.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at Sonic’s option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2017, the 2016 Revolving Borrowing Base was approximately $247.6 million. As of December 31, 2017, Sonic had approximately $75.0 million outstanding borrowings and approximately $17.3 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $155.3 million under the 2016 Revolving Credit Facility.

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

7.0% Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of unsecured senior subordinated 7.0% Notes which were scheduled to mature on July 15, 2022.  On March 27, 2017, Sonic repurchased all of the outstanding 7.0% Notes using net proceeds from the issuance of the 6.125% Notes. Sonic paid approximately $213.7 million in cash, including an early redemption premium and accrued and unpaid interest, to extinguish the 7.0% Notes and recognized a loss of approximately $14.6 million on the repurchase of the 7.0% Notes, recorded in other income (expense), net in the accompanying consolidated statements of income.  For the period during which both the 7.0% Notes and the 6.125% Notes were outstanding, Sonic incurred double-carry interest expense of approximately $0.7 million.

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the 6.125% Notes at a purchase price equal to 101.0% of the par value of the 6.125% Notes, plus accrued and unpaid interest, if any, to the date of purchase if Sonic undergoes a Change of Control (as defined in the indenture governing the 6.125% Notes).

The indenture governing the 6.125% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits Sonic’s ability to pay quarterly cash dividends on its Class A and Class B common stock in excess of $0.12 per share. Sonic may only pay quarterly cash dividends on its Class A and Class B common stock if Sonic complies with the terms of the indenture governing the 6.125% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of December 31, 2017.

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

5.0% Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 5.0% Notes to repurchase all of the outstanding 9.0% Senior Subordinated Notes due 2018. Remaining proceeds from the issuance of the 5.0% Notes were used for general corporate purposes. The 5.0% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. During 2016, Sonic repurchased approximately $10.7 million of its outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.

Sonic may redeem the 5.0% Notes, in whole or in part, at any time on or after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

Before May 15, 2018, Sonic may redeem all or a part of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 100% of the principal amount of the 5.0% Notes redeemed, plus the Applicable Premium (as defined in the indenture governing the 5.0% Notes) and any accrued and unpaid interest, if any, to the redemption date. The indenture governing the 5.0% Notes also provides that holders of the 5.0% Notes may require Sonic to repurchase the 5.0% Notes at a purchase price equal to 101.0% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if any, to the date of purchase if Sonic undergoes a Change of Control (as defined in the indenture governing the 5.0% Notes).

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B common stock if Sonic complies with the terms of the indenture governing the 5.0% Notes.  Sonic was in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of December 31, 2017.

SONIC AUTOMOTIVE, INC.

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

Mortgage Notes

During 2017, Sonic obtained approximately $52.5 million in mortgage financing related to 10 of its operating locations. As of December 31, 2017, the weighted average interest rate was 4.22% and the total outstanding mortgage principal balance was approximately $419.7 million, related to approximately 45% of Sonic’s operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2018 and 2033.

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

Sonic was in compliance with the covenants under the 2016 Credit Facilities as of December 31, 2017. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2017 actual	1.13	1.65	4.72

The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.

After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of December 31, 2017, Sonic had at least $148.7 million of net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants as of December 31, 2017.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2017, the ratio was 3.85 to 1.00.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. In addition, Sonic has interest rate cap agreements to limit its exposure to increases in LIBOR rates above certain levels. Under the terms of these cash flow swaps and interest rate caps, interest rates reset monthly.  The fair value of these interest rate swap and rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying consolidated balance sheets.  The fair value of these interest rate swap positions at December 31, 2016 was a net liability of approximately $3.7 million, with approximately $4.1 million included in other accrued liabilities and approximately $2.4 million included in other long-term liabilities in the accompanying consolidated balance sheets, offset partially by approximately $2.8 million included in other assets in the accompanying consolidated balance sheets. Under the terms of these agreements, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate		Receive Rate (1)	Maturing Date
(In millions)
$250.0		1.887%		one-month LIBOR	June 30, 2018
$125.0		1.900%		one-month LIBOR	July 1, 2018
$50.0	(2)	2.320%		one-month LIBOR	July 1, 2019
$200.0	(2)	2.313%		one-month LIBOR	July 1, 2019
$100.0	(3)	1.384%		one-month LIBOR	July 1, 2020
$125.0	(2)	1.158%		one-month LIBOR	July 1, 2019
$150.0	(3)	1.310%		one-month LIBOR	July 1, 2020
$125.0		1.020%		one-month LIBOR	July 1, 2018
$62.5	(4)	2.000%	(5)	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	(5)	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	(5)	one-month LIBOR	July 1, 2021
$62.5	(4)	2.000%	(5)	one-month LIBOR	July 1, 2021

(1)	The one-month LIBOR rate was approximately1.564% at December 31, 2017.
(2)	The effective date of these forward-starting swaps is July 2, 2018.
(3)	The effective date of these forward-starting swaps is July 1, 2019.
(4)

The notional amount of these interest rate caps adjusts over the term of the agreement as follows: $62.5 million from September 1, 2017 to June 30, 2018, $93.75 million from July 1, 2018 to June 30, 2019, $78.125 million from July 1, 2019 to June 30, 2020 and $37.5 million from July 1, 2020 to July 1, 2021.

(5)

Under these interest rate caps, no payment will occur unless the stated receive rate exceeds the stated pay rate. If this occurs, a net payment to Sonic from the counterparty based on the spread between the receive rate and the pay rate will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of income.

For the interest rate swaps and rate caps that qualify as cash flow hedges, the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to these instruments was approximately $3.1 million, $5.5 million and $7.8 million for 2017, 2016 and 2015, respectively, and is included in interest expense, other, net in the accompanying consolidated statements of income and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $0.1 million.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

The provision for income taxes for continuing operations - benefit (expense) consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$(34,877)	$(43,655)	$(36,241)
State	(7,292)	(3,766)	(6,414)
Total current	(42,169)	(47,421)	(42,655)
Deferred	28,198	(13,275)	(14,410)
Total provision for income taxes for continuing operations - benefit (expense)	$(13,971)	$(60,696)	$(57,065)

The provision for income taxes for continuing operations – (benefit) expense includes a $28.4 million benefit related to the remeasurement of the net deferred tax liability as of December 31, 2017 due to a reduction in the U.S. statutory federal income tax rate from 35.0% to 21.0% (beginning in 2018) that was signed into law in December 2017. The effect of this benefit is shown separately in the following rate reconciliation table. The reconciliation of the U.S. statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory federal income tax rate	35.00%	35.00%	35.00%
Effective state income tax rate	4.58%	2.04%	3.26%
Valuation allowance adjustments	(0.59%)	0.85%	(0.45%)
Uncertain tax positions	0.71%	0.17%	(0.14%)
Effect of change in future U.S. statutory federal income tax rate	(26.27%)	0.00%	0.00%
Other	(0.51%)	1.05%	1.64%
Effective income tax rate	12.92%	39.11%	39.31%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Accruals and reserves	$24,320	$34,884
State net operating loss carryforwards	12,689	10,777
Fair value of interest rate swaps	-	1,406
Interest and state taxes associated with the liability for uncertain income tax positions	1,126	1,746
Other	712	774
Total deferred tax assets	38,847	49,587
Deferred tax liabilities:
Fair value of interest rate swaps	(696)	-
Basis difference in inventories	(965)	(1,506)
Basis difference in property and equipment	(2,467)	(9,335)
Basis difference in goodwill	(73,803)	(101,999)
Other	(1,636)	(3,540)
Total deferred tax liabilities	(79,567)	(116,380)
Valuation allowance	(7,985)	(7,211)
Net deferred tax asset (liability)	$(48,705)	$(74,004)

Net long-term deferred tax asset balances were approximately $2.9 million and $2.4 million at December 31, 2017 and 2016, respectively, and are recorded in other assets on the accompanying consolidated balance sheets. Net long-term deferred tax liability

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

balances were approximately $51.6 million and $76.4 million at December 31, 2017 and 2016, respectively, and are recorded in deferred income taxes on the accompanying consolidated balance sheets.

Sonic has approximately $282.0 million in gross state net operating loss carryforwards that will expire between 2018 and 2037. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2017, Sonic had recorded a valuation allowance amount of approximately $8.0 million related to certain state net operating loss carryforward deferred tax assets as Sonic determined that it would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

At January 1, 2017, Sonic had liabilities of approximately $5.2 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2017, was approximately $0.8 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

	2017	2016	2015
	(In thousands)
Unrecognized tax benefit liability, January 1 (1)	$4,357	$4,755	$5,740
New positions	653	-	-
Prior period positions:
Increases	491	939	175
Decreases	(539)	(415)	-
Increases from current period positions	692	615	184
Settlements	-	-	-
Lapse of statute of limitations	(781)	(1,290)	(1,114)
Other	(228)	(247)	(230)
Unrecognized tax benefit liability, December 31 (2)	$4,645	$4,357	$4,755
(1)	Excludes accrued interest and penalties of $0.8 million, $1.1 million and $1.2 million at January 1, 2017, 2016 and 2015, respectively.
(2)

Excludes accrued interest and penalties of $0.6 million, $0.8 million and $1.1 million at December 31, 2017, 2016 and 2015, respectively. Amount presented is net of state net operating losses of $0.1 million, $0.3 million and $0.6 million at December 31, 2017, 2016 and 2015, respectively.

Approximately $4.7 million and $3.3 million of the unrecognized tax benefits as of December 31, 2017 and 2016, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2017 recorded liability is approximately $0.6 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next 12 months.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2014 through 2017 U.S. federal income tax returns remain open to examination by the U.S. Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2013 to 2017.

The primary effect of the change in the U.S. federal income tax rate from 35% to 21% as required by the 2017 Tax Cuts and Jobs Act (the “Act”) related to the adjustment of deferred income tax balances.  In periods prior to 2018, the income tax benefit or expense related to the reversal of deferred income tax assets and liabilities was expected to be realized at a federal rate of 35%.  Because of the Act, at December 31, 2017, the reversal of deferred income tax asset and liabilities in subsequent periods is recorded assuming a federal income tax rate of 21%.  There were no significant provisional amounts considered in Sonic’s recorded income tax balances at December 31, 2017.  However, as the Act was signed into law on December 22, 2017, clarifications of the Act’s provisions may be issued in 2018 that alter Sonic’s understanding of the Act’s provisions and thus may affect recorded income tax balances.  Interpretations related to the Act’s provisions concerning depreciation, interest and compensation deductibility could impact recorded income tax balances.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Related Parties

Certain of Sonic’s dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, Inc. (“SMI”), for resale to Fixed Operations customers of Sonic’s dealerships in the ordinary course of business. Sonic’s Executive Chairman, Mr. O. Bruton Smith, is also the Executive Chairman of SMI, and Mr. Smith’s son, Mr. Marcus G. Smith, a greater than 10% beneficial owner of Sonic, is the Chief Executive Officer and President of SMI. Total purchases from Oil-Chem by Sonic dealerships were approximately $1.9 million, $2.1 million and $2.1 million in 2017, 2016 and 2015, respectively. Sonic also engaged in other transactions with various SMI subsidiaries, consisting primarily of (1) merchandise and apparel purchases from SMISC Holdings, Inc. (d/b/a SMI Properties) for approximately $0.9 million in each of 2017, 2016 and 2015 and (2) vehicle sales to various SMI subsidiaries for approximately $0.2 million in both 2017 and 2016 and $0.1 million in 2015.

Sonic participates in various aircraft-related transactions with Sonic Financial Corporation (“SFC”). Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by Sonic executives, a management agreement with SFC for storage and maintenance of aircraft leased by Sonic from unrelated third parties and the use of Sonic’s aircraft for business-related travel by certain affiliates of SFC. Sonic incurred net expenses of approximately $0.4 million, $0.5 million and $0.6 million in 2017, 2016 and 2015, respectively, in aircraft-related transactions with these related parties.

9. Capital Structure and Per Share Data

Preferred Stock - Sonic has 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2017, 2016 and 2015.

Common Stock - Sonic has two classes of common stock. Sonic has authorized 100,000,000 shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic has also authorized 30,000,000 shares of Class B common stock at a par value of $0.01 per share. Class B common stock entitles its holder to 10 votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter. The two classes of common stock share equally in dividends and in the event of liquidation.

Share Repurchases - Prior to December 31, 2017, Sonic’s Board of Directors had authorized Sonic to expend up to $695.0 million to repurchase shares of its Class A common stock. As of December 31, 2017, Sonic had repurchased a total of approximately 32.3 million shares of Class A common stock at an average price per share of approximately $17.76 and had redeemed 13,801.5 shares of the Preferred Stock at an average price of $1,000 per share. As of December 31, 2017, Sonic had approximately $107.7 million remaining under the Board’s authorization.

Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans and Class A common stock purchase warrants. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for 2017, 2016 and 2015:

	Year Ended December 31, 2017
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	43,997	$94,153		$(1,170)		$92,983
Effect of participating securities:
Non-vested restricted stock		(85)		-		(85)
Basic earnings (loss) and shares	43,997	$94,068	$2.14	$(1,170)	$(0.03)	$92,898	$2.11
Effect of dilutive securities:
Stock compensation plans	361
Diluted earnings (loss) and shares	44,358	$94,068	$2.12	$(1,170)	$(0.03)	$92,898	$2.09

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2016
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	45,637	$94,516		$(1,323)		$93,193
Effect of participating securities:
Non-vested restricted stock		(52)		-		(52)
Basic earnings (loss) and shares	45,637	$94,464	$2.07	$(1,323)	$(0.03)	$93,141	$2.04
Effect of dilutive securities:
Stock compensation plans	311
Diluted earnings (loss) and shares	45,948	$94,464	$2.06	$(1,323)	$(0.03)	$93,141	$2.03

	Year Ended December 31, 2015
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	50,489	$88,091		$(1,780)		$86,311
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(36)		-		(36)
Basic earnings (loss) and shares	50,489	$88,055	$1.74	$(1,780)	$(0.03)	$86,275	$1.71
Effect of dilutive securities:
Stock compensation plans	394
Diluted earnings (loss) and shares	50,883	$88,055	$1.73	$(1,780)	$(0.03)	$86,275	$1.70

In addition to the stock options included in the tables above, options to purchase approximately 0.2 million and  0.4 million shares of Class A common stock were outstanding as of December 31, 2016 and 2015, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

10. Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were approximately $8.0 million, $8.0 million and $7.7 million in 2017, 2016 and 2015, respectively.

Stock Compensation Plans

Sonic currently has three active stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors (the “2012 Formula Plan”). Collectively, these plans are referred to as the “Stock Plans.” Effective February 19, 2014, new grants of equity awards under the 2004 Plan were no longer permitted. Stock options outstanding, non-vested restricted stock awards and restricted stock units previously granted under the 2004 Plan were unaffected by this change in plan status. During the second quarter of 2012, Sonic’s stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A common stock and 300,000 shares of Class A common stock, respectively.  During the second quarter of 2015, Sonic’s stockholders voted to increase the number of shares of Class A common stock authorized for issuance under the 2012 Plan from 2,000,000 shares to 4,000,000 shares.  During the second quarter of 2017, Sonic’s stockholders voted to increase the number of shares of Class A common stock authorized for issuance under the 2012 Formula Plan from 300,000 shares to 500,000 shares.

The Stock Plans were adopted by the Board of Directors in order to attract and retain key personnel. Under the 2012 Plan and the 2004 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, typically vest over a period ranging from six months to three years, are exercisable upon vesting and typically expire 10 years from the date of grant. The 2012 Plan and the 2004 Plan also authorized the issuance of restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan and the

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2004 Plan typically vest over a period ranging from one to three years, but may be longer in certain cases. The 2012 Formula Plan provides for grants of restricted stock awards or deferred restricted stock units to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Individuals holding non-vested restricted stock awards under the 2012 Plan, the 2012 Formula Plan and the 2004 Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units as of December 31, 2017 granted under the 2012 Plan and the 2004 Plan do not have voting or dividend rights. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic has historically repurchased shares of its Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share data, term in years)
Balance at December 31, 2016	439	$1.81	-	30.07	$13.42	1.4	$5,327
Exercised	(25)	$1.81	-	1.81	$1.81
Forfeited	(186)	$28.04	-	30.07	$29.14
Balance at December 31, 2017	228	$1.81	-	1.81	$1.81	1.3	$3,787
Exercisable	228	$1.81	-	1.81	$1.81	1.3	$3,787

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Intrinsic value of stock options exercised	$425	$250	$2,511

Sonic recognizes compensation expense within selling, general and administrative expenses related to the stock options granted under the Stock Plans. No stock option compensation expense was recognized during 2017, 2016 or 2015 as all previous stock option grants were completely vested prior to December 31, 2012.

A summary of the status of non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-Vested Restricted Stock Awards and Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share data)
Balance at December 31, 2016	2,180	$20.86
Granted	600	$22.88
Forfeited	(131)	$16.59
Vested	(450)	$20.42
Balance at December 31, 2017	2,199	$21.76

During 2017, approximately 560,000 restricted stock units were awarded to Sonic’s executive officers and other key associates under the 2012 Plan. These awards were made in connection with establishing the objective performance criteria for 2017 incentive compensation and vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for 2017, continuation of employment and compliance with any restrictive covenants contained in an agreement between Sonic and the respective executive officer or other key associate. Also in 2017, approximately 40,000 non-vested restricted stock awards were granted to Sonic’s Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling, general and administrative expenses related to restricted stock units and restricted stock awards of approximately $11.1 million, $11.2 million and $9.8 million in 2017, 2016 and 2015, respectively.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax benefits recognized related to restricted stock units and restricted stock awards compensation expense were approximately $4.2 million, $4.2 million and $3.7 million for 2017, 2016 and 2015, respectively. Total compensation cost related to non-vested restricted stock units and restricted stock awards not yet recognized at December 31, 2017 was approximately $34.2 million and is expected to be recognized over a weighted average period of approximately 7.5 years.

Supplemental Executive Retirement Plan

On December 7, 2009, the Compensation Committee of Sonic’s Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a nonqualified deferred compensation plan that is unfunded for federal tax purposes. The SERP included 12 active or former members of senior management at December 31, 2017. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by Sonic’s tax-qualified and other nonqualified deferred compensation plans.

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2017	2016
	(In thousands)
Change in projected benefit obligation:
Obligation at January 1,	$11,233	$9,234
Service cost	1,711	1,590
Interest cost	448	383
Actuarial loss (gain)	429	295
Amendments/settlements/curtailments loss (gain)	-	-
Benefits paid	(265)	(269)
Obligation at December 31, (1)	$13,556	$11,233
Accumulated benefit obligation	$10,204	$8,557

(1)	Approximately $13.3 million is included in other long-term liabilities and approximately $0.3 million is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2017	2016
	(In thousands)
Change in fair value of plan assets:
Plan assets at January 1,	$-	$-
Actual return on plan assets	-	-
Employer contributions	265	269
Benefits paid	(265)	(269)
Plan assets at December 31,	-	-
Funded status recognized	$(13,556)	$(11,233)

The following table provides the cost components of the SERP:

	Year Ended December 31,
	2017	2016
	(In thousands)
Service cost	$1,711	$1,590
Interest cost	448	383
Net pension expense (benefit)	$2,159	$1,973

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2017	2016
Discount rate	3.50%	4.04%
Rate of compensation increase	3.00%	3.00%

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In thousands)
2018	$265
2019	$265
2020	$363
2021	$363
2022	$363
2023 - 2027	$1,968

Multiemployer Benefit Plan

Six of Sonic’s dealership subsidiaries currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between Sonic’s subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and Sonic’s six dealership subsidiaries are among approximately 201 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:

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

Sonic’s participation in the AI Pension Plan for 2017, 2016 and 2015 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2017 and 2016 is for the plan’s year-end at December 31, 2016 and 2015, respectively. The zone status is based on information that Sonic received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by the AI Pension Plan increased 2.6% from December 31, 2015 to December 31, 2016 and increased 0.5% from December 31, 2016 to December 31, 2017, affecting the period-to-period comparability of the contributions for 2017, 2016 and 2015.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions				Collective Bargaining
Pension	EIN/Pension			Pending /	Year Ended December 31,			Surcharge	Agreement
Fund	Plan Number	2017	2016	Implemented	2017	2016	2015	Imposed	Expiration Date (1)
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$171	$150	$140	Yes	Between May 21, 2018 and November 15, 2018

(1)

Collective bargaining agreement expiration dates vary by union and dealership. Dates shown represent the range of the earliest and latest stated expirations for Sonic’s union employees, noting certain of Sonic’s collective bargaining agreements are expired as of December 31, 2017 and are currently under negotiation.

Sonic’s participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2016 and December 31, 2015. In June 2006, Sonic received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, Sonic received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan was in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a rehabilitation plan that implemented reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan.  The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously-adopted rehabilitation plan. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely.  In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to Sonic.

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

SONIC AUTOMOTIVE, INC.

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

Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2017	December 31, 2016
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$33,747	$31,475
Cash flow swaps and interest rate caps designated as hedges (2)	5,968	2,772
Total assets	$39,715	$34,247

Liabilities:
Cash flow swaps designated as hedges (3)	$1,286	$6,135
Cash flow swaps not designated as hedges (4)	-	346
Deferred compensation plan (5)	18,417	14,824
Total liabilities	$19,703	$21,305

(1)	Included in other assets in the accompanying consolidated balance sheets.
(2)

As of December 31, 2017, approximately $0.9 million and $5.1 million were included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of December 31, 2016, approximately $2.8 million was included in other assets in the accompanying consolidated balance sheets.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)

As of December 31, 2017, approximately $1.0 million and $0.3 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2016, approximately $3.7 million and $2.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

(4)	Included in other accrued liabilities in the accompanying consolidated balance sheets.
(5)	Included in other long-term liabilities in the accompanying consolidated balance sheets.

The carrying value of assets and liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the accompanying consolidated balance sheets as of December 31, 2017, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment” and Note 5, “Intangible Assets and Goodwill.”

		Significant
		Unobservable	Total Gains /
		Inputs	(Losses) for the
	Balance as of	(Level 3) as of	Year Ended
	December 31, 2017	December 31, 2017	December 31, 2017
	(In thousands)
Long-lived assets held and used (1)	$1,146,881	$1,146,881	$(4,894)
Goodwill (2)	$525,780	$525,780	$(899)
Franchise assets (2)	$69,900	$69,900	$(3,600)

(1)	See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 4, “Property and Equipment,” for discussion.
(2)	See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 5, “Intangible Assets and Goodwill,” for discussion.

As of December 31, 2017 and 2016, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt were as follows:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
7.0% Notes (1) (2)	$-	$-	$211,000	$198,871
5.0% Notes (1)	$279,148	$289,273	$284,934	$289,273
6.125% Notes (1)	$248,750	$250,000	$-	$-
Mortgage Notes (3)	$203,031	$199,972	$185,979	$176,369
Other (3)	$3,760	$3,947	$4,057	$4,280

(1)	As determined by market quotations as of December 31, 2017 and 2016, respectively (Level 1).
(2)	Sonic repurchased all of the 7.0% Notes outstanding on March 27, 2017.
(3)	As determined by discounted cash flows (Level 3).

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Commitments and Contingencies

Facility and Equipment Leases

For 2017, Sonic recognized approximately $2.2 million of lease exit expense, which consists of $0.6 million of interest expense and $1.6 million related to adjustments to lease exit accruals recorded in previous years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.   A summary of the activity of these operating lease accruals consists of the following:

(In thousands)
Balance at December 31, 2016	$9,790
Lease exit expense (1)	2,157
Payments (2)	(3,592)
Lease buyout/other (3)	(1,877)
Balance at December 31, 2017	$6,478

(1)

Expense of approximately $0.1 million is recorded in interest expense, other, net and expense of approximately $0.9 million is recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. In addition, expense of approximately $1.2 million is recorded in income (loss) from discontinued operations in the accompanying consolidated statements of income.

(2)

Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately $1.1 million in continuing operations and $2.5 million in income (loss) from discontinued operations in the accompanying consolidated statements of income.

(3)	Amount represents cash paid to settle deferred maintenance costs related to terminating and exiting leased properties.

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements normally have 15- to 20-year terms with one or two five- to 10-year renewal options and do not contain provisions for contingent rent related to the dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Sonic was in compliance with these covenants at December 31, 2017. Approximately 10% of these facility leases have payments that may vary based on interest rates.

Future minimum lease payments for facility leases and future receipts from subleases as required under non-cancelable operating leases for both continuing and discontinued operations based on current interest rates in effect are as follows:

	Future Minimum Lease Payments, Net	Future Receipts from Subleases
Year Ending December 31,	(In thousands)
2018	$86,941	$(10,535)
2019	$73,080	$(8,828)
2020	$47,761	$(7,191)
2021	$35,636	$(5,827)
2022	$26,760	$(4,377)
Thereafter	$95,949	$(10,982)

Total lease expense for continuing operations for 2017, 2016 and 2015 was approximately $100.6 million, $94.6 million and $98.2 million, respectively. Total lease expense, net of lease exit accrual adjustments for discontinued operations for 2017, 2016 and 2015 was approximately $1.3 million, $0.9 million and $1.4 million, respectively. The total net contingent rent benefit related to a decrease in interest rates since the underlying leases commenced was approximately $1.7 million, $1.8 million and $2.0 million for continuing operations for 2017, 2016 and 2015, respectively, and was approximately $0.1 million for discontinued operations for each of 2017, 2016 and 2015.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Many of Sonic’s facility operating leases are subject to affirmative and financial covenant provisions related to a subordination and guaranty agreement executed with the landlord of many of its facility properties. The required financial covenants related to certain lease agreements are as follows:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio	Minimum EBTDAR to Rent Ratio

Required ratio	1.05	1.20	5.75	1.50
December 31, 2017 actual	1.13	1.65	4.72	3.85

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

In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. These obligations are included within the future minimum lease payments, net in the table above. In the event the assignees or sublessees do not perform their obligations, Sonic remains liable for the lease payments. As of December 31, 2017, the total amount relating to this risk was approximately $47.7 million, which is the total of the future receipts from subleases in the table above under the heading “Facility and Equipment Leases.” However, there are situations in which Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms.  However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $5.0 million at December 31, 2017. These indemnifications expire within a period of one year following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2017.

Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at December 31, 2017.

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

Included in other accrued liabilities and other long-term liabilities at December 31, 2017 was approximately $3.0 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings.  Included in other accrued liabilities and other long-term liabilities at December 31, 2016 was approximately $0.3 million and $0.2 million, respectively, for such reserves.  Except

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

13. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for 2017 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2016	$(2,085)	$(177)	$(2,262)
Other comprehensive income (loss) before reclassifications (1)	1,718	(266)	1,452
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	2,117	-	2,117
Net current-period other comprehensive income (loss)	3,835	(266)	3,569
Balance at December 31, 2017	$1,750	$(443)	$1,307
(1)	Net of tax expense of $1,053 related to gains on cash flow hedges and tax benefit of $163 related to the defined benefit pension plan.
(2)	Net of tax expense of $1,298 related to gains on cash flow hedges.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans.”

14. Segment Information

As of December 31, 2017, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) stand-alone pre-owned vehicle specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles (the “Pre-Owned Stores Segment”).

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

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reportable segment revenues, segment income (loss), floor plan interest expense, depreciation and amortization, capital expenditures and assets are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues:
Franchised Dealerships Segment	$9,612,899	$9,590,752	$9,547,236
Pre-Owned Stores Segment	254,309	141,027	77,063
Total consolidated revenues	$9,867,208	$9,731,779	$9,624,299

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships Segment	$196,897	$218,769	$213,224
Pre-Owned Stores Segment	(21,727)	(13,576)	(17,257)
Total segment income (loss)	175,170	205,193	195,967
Interest expense, other, net	(52,524)	(50,106)	(50,910)
Other income (expense), net	(14,522)	125	99
Income (loss) from continuing operations before taxes	$108,124	$155,212	$145,156
(1) Segment income (loss) for each segment is defined as operating income less floor plan interest expense.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Floor plan interest expense:
Franchised Dealerships Segment	$35,030	$26,631	$20,727
Pre-Owned Stores Segment	1,365	1,085	599
Total floor plan interest expense	$36,395	$27,716	$21,326

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Depreciation and amortization:
Franchised Dealerships Segment	$83,741	$73,591	$65,766
Pre-Owned Stores Segment	5,203	3,855	3,033
Total depreciation and amortization	$88,944	$77,446	$68,799

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Capital expenditures:
Franchised Dealerships Segment	$195,220	$166,405	$148,593
Pre-Owned Stores Segment	39,025	39,827	24,656
Total capital expenditures	$234,245	$206,232	$173,249

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2017	2016
	(In thousands)
Assets:
Franchised Dealerships Segment	$1,930,336	$2,079,297
Pre-Owned Stores Segment	200,500	144,605
Corporate and other:
Cash and Cash Equivalents	6,352	3,108
Goodwill, Net	525,780	472,437
Other Intangible Assets, Net	74,589	80,233
Other Corporate and Other Assets	1,080,961	859,656
Total assets	$3,818,518	$3,639,336

15. Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the accompanying consolidated statements of income by quarter for 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2017
Total revenues (1)	$2,287,822	$2,405,746	$2,505,701	$2,667,939
Gross profit (1)	$350,346	$360,618	$362,622	$384,090
Net income (loss) (2)	$(541)	$12,132	$19,440	$61,952
Earnings (loss) per common share - Basic (2) (3)	$(0.01)	$0.27	$0.45	$1.43
Earnings (loss) per common share - Diluted (2) (3)	$(0.01)	$0.27	$0.44	$1.42
Year Ended December 31, 2016
Total revenues (1)	$2,234,626	$2,382,312	$2,557,928	$2,556,913
Gross profit (1)	$345,150	$353,305	$359,085	$371,734
Net income (loss) (2)	$14,624	$22,822	$18,111	$37,636
Earnings (loss) per common share - Basic (2) (3)	$0.31	$0.50	$0.40	$0.84
Earnings (loss) per common share - Diluted (2) (3)	$0.31	$0.50	$0.40	$0.83

(1)	Results are for continuing operations.
(2)	Results include both continuing operations and discontinued operations.
(3)	The sum of net income per common share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

Operations are subject to seasonal variations. The first quarter normally contributes less operating profit than the second and third quarters, while the fourth quarter normally contributes the highest operating profit of any quarter. Parts and service demand remains more stable throughout the year.

Net income for the fourth quarter ended December 31, 2017 includes a tax benefit of approximately $28.4 million related to the deferred income tax impact of the change in U.S. statutory federal income tax rate from 35.0% in 2017 to 21.0% in periods thereafter, a pre-tax benefit of approximately $1.4 million related to storm damage and a pre-tax gain of approximately $1.5 million from the sale of dealership franchises, offset partially by approximately $6.1 million of pre-tax impairment charges related to franchise assets, dealership facility construction projects and other property and equipment write-offs and approximately $1.5 million of pre-tax legal and other charges.

Net income for the third quarter ended September 30, 2017 includes approximately $8.5 million of pre-tax gain from the sale of dealership franchises, offset partially by pre-tax charges of approximately $3.0 million related to storm damage, pre-tax charges of approximately $1.0 million related to legal and other accrual adjustments and approximately $0.2 million of pre-tax impairment charges related to dealership facility construction projects.

SONIC AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net income for the second quarter ended June 30, 2017 includes pre-tax charges of approximately $4.6 million related to storm damage, approximately $2.6 million of pre-tax impairment charges related to goodwill and certain construction project costs, approximately $1.0 million of pre-tax legal accruals and settlements and approximately $1.0 million of pre-tax lease exit charges.

Net income for the first quarter ended March 31, 2017 includes a pre-tax charge of $15.3 million related to the extinguishment of the 7.0% Notes (including double-carry interest), pre-tax charges of approximately $2.4 million related to storm damage and approximately $0.5 million of pre-tax impairment charges related to the write-off of certain construction project costs, offset partially by a $1.1 million net benefit from legal settlements.

Net income for the fourth quarter ended December 31, 2016 includes a pre-tax benefit of approximately $14.8 million related to a manufacturer legal settlement and a pre-tax benefit of approximately $0.4 million related to storm damage and other accrual adjustments, offset partially by pre-tax impairment charges of approximately $1.8 million primarily related to the write-off of certain construction project costs and pre-tax charges of approximately $0.5 million related to lease exit accrual adjustments in discontinued operations.

Net income for the third quarter ended September 30, 2016 includes approximately $6.1 million of pre-tax impairment charges related to dealership facility construction projects and pre-tax charges of $1.0 million related to lease exit accrual adjustments in discontinued operations, offset partially by a pre-tax benefit of approximately $2.3 million related to storm damage.

Net income for the first quarter ended March 31, 2016 includes pre-tax charges of approximately $6.0 million related to storm damage, offset partially by a pre-tax benefit of approximately $0.5 million related to lease exit accrual adjustments in discontinued operations.