Form 10-Q
period 2018-03-31
SONIC AUTOMOTIVE INC
filed 2018-04-26
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13395
______________________________________
SONIC AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	56-2010790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 Colwick Road Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)
(704) 566-2400
(Registrant’s telephone number, including area code)
______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2018, there were 30,641,717 shares of the registrant's Class A common stock and 12,029,375 shares of the registrant's Class B common stock outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere in this report, as well as:
•the number of new and used vehicles sold in the United States as compared to our expectations and the expectations of the market;
•our ability to generate sufficient cash flows or obtain additional financing to fund our pre-owned expansion, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;
•our business and growth strategies, including, but not limited to, our pre-owned store operations;
•the reputation and financial condition of vehicle manufacturers whose brands we represent, the financial incentives vehicle manufacturers offer and their ability to design, manufacture, deliver and market their vehicles successfully;
•our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or complete additional acquisitions;
•the adverse resolution of one or more significant legal proceedings against us or our franchised dealerships or pre-owned stores;
•changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;
•general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;
•high competition in the retail automotive industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;
•our ability to successfully integrate potential future acquisitions; and
•the rate and timing of overall economic recovery or decline.
These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,180,846	$1,171,932
Used vehicles	709,046	634,474
Wholesale vehicles	65,398	46,310
Total vehicles	1,955,290	1,852,716
Parts, service and collision repair	351,758	352,043
Finance, insurance and other, net	93,725	83,063
Total revenues	2,400,773	2,287,822
Cost of Sales:
New vehicles	(1,124,046)	(1,113,654)
Used vehicles	(672,275)	(593,641)
Wholesale vehicles	(69,823)	(47,482)
Total vehicles	(1,866,144)	(1,754,777)
Parts, service and collision repair	(182,130)	(182,699)
Total cost of sales	(2,048,274)	(1,937,476)
Gross profit	352,499	350,346
Selling, general and administrative expenses	(304,925)	(292,234)
Impairment charges	(3,643)	(510)
Depreciation and amortization	(23,743)	(21,153)
Operating income (loss)	20,188	36,449
Other income (expense):
Interest expense, floor plan	(10,677)	(8,387)
Interest expense, other, net	(13,456)	(13,409)
Other income (expense), net	89	(14,501)
Total other income (expense)	(24,044)	(36,297)
Income (loss) from continuing operations before taxes	(3,856)	152
Provision for income taxes for continuing operations - benefit (expense)	1,842	(172)
Income (loss) from continuing operations	(2,014)	(20)
Discontinued operations:
Income (loss) from discontinued operations before taxes	(248)	(868)
Provision for income taxes for discontinued operations - benefit (expense)	68	347
Income (loss) from discontinued operations	(180)	(521)
Net income (loss)	$(2,194)	$(541)
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(0.05)	$0.00
Earnings (loss) per share from discontinued operations	0.00	(0.01)
Earnings (loss) per common share	$(0.05)	$(0.01)
Weighted average common shares outstanding	42,789	44,791
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(0.05)	$0.00
Earnings (loss) per share from discontinued operations	0.00	(0.01)
Earnings (loss) per common share	$(0.05)	$(0.01)
Weighted average common shares outstanding	42,789	44,791
Dividends declared per common share	$0.06	$0.05

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income (loss)	$(2,194)	$(541)
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	4,044	2,102
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(1,130)	(799)
Other comprehensive income (loss)	2,914	1,303
Comprehensive income (loss)	$720	$762

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$9,163	$6,352
Receivables, net	367,895	482,126
Inventories	1,550,521	1,512,745
Other current assets	30,961	18,574
Total current assets	1,958,540	2,019,797
Property and Equipment, net	1,178,943	1,146,881
Goodwill	525,142	525,780
Other Intangible Assets, net	74,361	74,589
Other Assets	51,509	51,471
Total Assets	$3,788,495	$3,818,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$775,287	$804,238
Notes payable - floor plan - non-trade	705,107	709,098
Trade accounts payable	113,705	129,903
Accrued interest	12,481	12,316
Other accrued liabilities	226,530	237,963
Current maturities of long-term debt	53,957	61,314
Total current liabilities	1,887,067	1,954,832
Long-Term Debt	1,004,657	963,389
Other Long-Term Liabilities	73,530	61,918
Deferred Income Taxes	54,524	51,619
Commitments and Contingencies	—	—
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 64,084,704 shares issued and 30,641,717 shares outstanding at March 31, 2018; 63,456,698 shares issued and 31,166,205 shares outstanding at December 31, 2017	641	635
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2018 and December 31, 2017	121	121
Paid-in capital	736,161	732,854
Retained earnings	624,535	625,356
Accumulated other comprehensive income (loss)	4,221	1,307
Treasury stock, at cost; 33,442,987 Class A common stock shares held at March 31, 2018 and 32,290,493 Class A common stock shares held at December 31, 2017	(596,962)	(573,513)
Total Stockholders’ Equity	768,717	786,760
Total Liabilities and Stockholders’ Equity	$3,788,495	$3,818,518

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	628	6	—	—	—	—	345	—	—	351
Purchases of treasury stock	—	—	(1,153)	(23,449)	—	—	—	—	—	(23,449)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax expense of $1,130	—	—	—	—	—	—	—	—	2,914	2,914
Restricted stock amortization	—	—	—	—	—	—	2,962	—	—	2,962
Net income (loss)	—	—	—	—	—	—	—	(2,194)	—	(2,194)
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	3,918	—	3,918
Dividends declared	—	—	—	—	—	—	—	(2,545)	—	(2,545)
Balance at March 31, 2018	64,085	$641	(33,443)	$(596,962)	12,029	$121	$736,161	$624,535	$4,221	$768,717
(1) See Note 1, “Summary of Significant Accounting Policies,” of the notes to condensed consolidated financial statements for further discussion.

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,194)	$(541)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	23,741	21,152
Provision for bad debt expense	111	399
Other amortization	156	162
Debt issuance cost amortization	598	605
Debt discount amortization, net of premium amortization	—	64
Stock-based compensation expense	2,962	2,585
Deferred income taxes	(1,069)	(789)
Net distributions from equity investee	(168)	337
Asset impairment charges	3,643	510
Loss (gain) on disposal of dealerships and property and equipment	(1,216)	(39)
Loss (gain) on exit of leased dealerships	5,070	614
Loss (gain) on retirement of debt	—	14,607
Changes in assets and liabilities that relate to operations:
Receivables	120,792	132,679
Inventories	(42,836)	(29,900)
Other assets	(3,774)	(16,708)
Notes payable - floor plan - trade	(28,951)	(36,634)
Trade accounts payable and other liabilities	(22,043)	(9,628)
Total adjustments	57,016	80,016
Net cash provided by (used in) operating activities	54,822	79,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(65,713)	(75,686)
Proceeds from sales of property and equipment	2,178	170
Proceeds from sales of dealerships	7,461	—
Net cash provided by (used in) investing activities	(56,074)	(75,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(3,991)	(43,699)
Borrowings on revolving credit facilities	301,803	11,513
Repayments on revolving credit facilities	(276,803)	(11,513)
Proceeds from issuance of long-term debt	20,960	269,855
Debt issuance costs	(159)	(4,222)
Principal payments and repurchase of long-term debt	(12,489)	(5,289)
Repurchase of debt securities	—	(210,914)
Purchases of treasury stock	(23,449)	(3,996)
Issuance of shares under stock compensation plans	351	—
Dividends paid	(2,160)	(2,237)
Net cash provided by (used in) financing activities	4,063	(502)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,811	3,457
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,352	3,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,163	$6,565

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of interest rate swap and interest rate cap agreements (net of tax expense of $1,130 and $799 in the three months ended March 31, 2018 and 2017, respectively)	$2,914	$1,303
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$23,360	$23,295
Income taxes	$—	$103

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three months ended March 31, 2018 and 2017 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second, third and fourth quarters. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 as well as several subsequent amendments to amend the accounting guidance on revenue recognition. The amendments to the revenue accounting guidance are included in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments to this standard must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). These amendments are effective for reporting periods beginning after December 15, 2017. On January 1, 2018, Sonic adopted ASC 606 (the “new revenue standard”) using the modified retrospective transition approach applied to contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period. We do not expect the adoption of the new revenue standard to have a material impact on our net income on an ongoing basis.
Under the new revenue standard, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The principles apply a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract(s); (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract(s); and (5) recognizing revenue as the performance obligation(s) are satisfied. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Sonic does not include the cost of obtaining contracts within the related revenue streams. Sonic has elected the practical expedient to expense the costs to obtain a contract when incurred.

During the implementation process, management evaluated its established business processes, revenue transaction streams and accounting policies, and generally expects similar performance obligations to result under the new revenue standard as compared with prior U.S. GAAP. Management identified its material revenue streams to be (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of used vehicles at wholesale auction; (4) arrangement of vehicle financing and the sale of service and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and sale of related parts and accessories. As a result of this analysis during the implementation process, management expects the amounts and timing of revenue recognition to generally remain the same, with the exception of the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”), both of which are subject to accelerated recognition under the new revenue standard. Work in process revenues are recognized over-time which is based on the completed work to date and F&I retro revenues are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, Sonic utilizes this data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred. The Company does not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s).

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cumulative effect of the adjustments to our March 31, 2018 condensed consolidated statement of income and January 1, 2018 condensed consolidated balance sheet for the adoption of ASC 606 were as follows:

	Pre-ASC 606 Results	Effects of Adoption of ASC 606	As Reported
	Three months ended		Three months ended
Income Statement	March 31, 2018		March 31, 2018
Revenues:	(In thousands)
Parts, service and collision repair	$351,202	$556	$351,758
Finance, insurance and other, net	93,302	423	93,725
Total revenues	$444,504	$979	$445,483

Cost of Sales:
Parts, service and collision repair	$(181,842)	$(288)	$(182,130)

Selling, general and administrative expenses:
Compensation	$(185,000)	$(37)	$(185,037)

Operating income (loss):	$19,534	$654	$20,188

Balance Sheet	December 31, 2017	Effects of Adoption of ASC 606	January 1, 2018
Assets:		(In thousands)
Receivables, net	$482,126	$4,590	$486,716
Contract Assets (1)	—	2,082	2,082

Liabilities:
Other accrued liabilities	$237,963	$(1,286)	$236,677
Deferred income taxes	51,619	(1,468)	50,151
Stockholders’ Equity:
Retained earnings	$625,356	$(3,918)	$621,438

(1)	Contract assets are included in Receivables, net in the condensed consolidated balance sheets.
Receivables, net, at March 31, 2018 includes approximately $4.7 million related to work in process and a contract asset of approximately $2.6 million related to F&I retro revenue. Changes in contract assets from January 1, 2018 to March 31, 2018 were primarily due to ordinary business activity.
In February 2016, the FASB issued ASU 2016-02, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that leases are classified as either finance or operating leases, a right-of-use asset and lease liability is recognized in the statement of financial position and repayments are classified within operating activities in the statement of cash flows. The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We plan to adopt this ASU effective January 1, 2019. While management is still evaluating the impact of adopting the provisions of this ASU, management expects that upon adoption of this ASU, the presentation of certain items in our consolidated financial position, cash flows and other disclosures will be materially impacted, primarily due to the recognition of a right-of-use asset and an associated liability and a change in the timing and classification of certain items in our results of operations as a result of the derecognition of the lease liability.
In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in ASC 815. This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15, 2018 (early adoption is permitted). We do not believe the effects of this pronouncement will materially impact our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows the reclassification of stranded tax effects, as a result of the Tax Cuts and Jobs Acts of 2017, from accumulated other comprehensive income to retained earnings. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.
Principles of Consolidation – All of our subsidiaries are wholly owned and consolidated in the accompanying condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
Income Tax Expense – Beginning January 1, 2018, the federal income tax rate changed from 35.0% to 21.0% along with other tax provision changes that affect the deductibility of certain expenses.  Sonic has considered these items in its calculation of income tax balances as of March 31, 2018. The overall effective tax rate from continuing operations was 47.8% and 113.3% for the three months ended March 31, 2018 and 2017, respectively. Income tax expense for the three months ended March 31, 2018 includes a $0.9 million discrete benefit related to vested or exercised stock compensation, offset partially by a $0.2 million discrete charge related to changes in uncertain tax positions in the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2017 includes a discrete charge of approximately $0.6 million related to uncertain tax positions, offset partially by a $0.3 million discrete benefit related to vested stock compensation. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26% to 28% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.
2. Business Acquisitions and Dispositions
Acquisitions – Sonic did not acquire any businesses during the three months ended March 31, 2018 and 2017.
Dispositions – Sonic disposed of one luxury franchised dealership during the three months ended March 31, 2018 that generated net cash of approximately $7.5 million. Additionally, Sonic terminated one luxury franchised dealership and ceased operations at one of our pre-owned stores in Florida. Sonic did not dispose of any businesses during the three months ended March 31, 2017.
Revenues and other activities associated with disposed dealerships classified as discontinued operations were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Income (loss) from operations	$(139)	$(280)
Lease exit accrual adjustments and charges	(109)	(588)
Pre-tax income (loss)	$(248)	$(868)
Total revenues	$—	$—
Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Income (loss) from operations	$(636)	$(703)
Gain (loss) on disposal	1,630	(24)
Pre-tax income (loss)	$994	$(727)
Total revenues	$1,919	$43,202
3. Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
New vehicles	$1,086,205	$1,017,523
Used vehicles	265,164	294,496
Service loaners	131,473	130,406
Parts, accessories and other	67,679	70,320
Net inventories	$1,550,521	$1,512,745
4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Land	$383,749	$370,828
Building and improvements	942,426	893,768
Software and computer equipment	150,520	147,812
Parts and service equipment	111,497	105,123
Office equipment and fixtures	96,381	96,066
Company vehicles	9,839	9,723
Construction in progress	43,417	54,429
Total, at cost	1,737,829	1,677,749
Less accumulated depreciation	(548,958)	(527,379)
Subtotal	1,188,871	1,150,370
Less assets held for sale (1)	(9,928)	(3,489)
Property and equipment, net	$1,178,943	$1,146,881

(1)	Classified in other current assets in the accompanying condensed consolidated balance sheets.
In the three months ended March 31, 2018 and 2017, capital expenditures were approximately $65.7 million and $75.7 million, respectively. Capital expenditures in both periods were primarily related to real estate acquisitions, construction of new franchised dealerships and pre-owned stores, building improvements and equipment purchased for use in Sonic’s franchised dealerships and pre-owned stores. Assets held for sale as of March 31, 2018 consists of vacant land that Sonic expects to dispose of in the next 12 months.
Impairment charges for the three months ended March 31, 2018 and 2017 were approximately $3.6 million and $0.5 million, respectively. Impairment charges for both periods include the write-off of capitalized costs associated with the abandonment of certain construction projects.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $525.1 million and $525.8 million, as of March 31, 2018 and December 31, 2017, respectively. The carrying amount of goodwill is net of accumulated impairment losses of approximately $797.6 million as of March 31, 2018 and December 31, 2017. The carrying amount of franchise assets was approximately $69.9 million as of March 31, 2018 and December 31, 2017. At December 31, 2017, Sonic had approximately $4.7 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2018 was approximately $4.5 million. Both franchise assets and favorable lease agreement assets are included in other intangible assets, net in the accompanying condensed consolidated balance sheets.
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
2016 Revolving Credit Facility (1)	$100,000	$75,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	232,822	199,972
Mortgage notes to finance companies-variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	195,428	219,719
Debt issuance costs	(12,769)	(13,208)
Other	3,860	3,947
Total debt	$1,058,614	$1,024,703
Less current maturities	(53,957)	(61,314)
Long-term debt	$1,004,657	$963,389

(1)	The interest rate on the 2016 Revolving Credit Facility (as defined below) was 225 basis points above LIBOR at both March 31, 2018 and December 31, 2017.
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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at Sonic’s option up to $300.0 million upon satisfaction of certain conditions. As of March 31, 2018, the 2016 Revolving Borrowing Base was approximately $215.4 million based on balances as of such date. As of March 31, 2018, Sonic had approximately $100.0 million of outstanding borrowings and approximately $16.4 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $99.0 million under the 2016 Revolving Credit Facility.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
5.0% Notes
On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes, which are scheduled to mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. The 5.0% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. On September 30, 2016, Sonic repurchased approximately $10.7 million of the outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.
The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of March 31, 2018.
6.125% Notes
On March 10, 2017, Sonic issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes, which are scheduled to mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 6.125% Notes to repurchase all of its then outstanding 7.0% Senior Subordinated Notes due 2022 on March 27, 2017. Remaining proceeds from the issuance of the 6.125% Notes were used for general corporate purposes. The 6.125% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Sonic may redeem the 6.125% Notes, in whole or in part, at any time on or after March 15, 2022.
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock in excess of $0.12 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock if Sonic complies with the terms of the indenture governing the 6.125% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of March 31, 2018.
Mortgage Notes
During the three months ended March 31, 2018, Sonic obtained approximately $21.0 million in mortgage financing related to two of its operating locations. As of March 31, 2018, the weighted average interest rate was 4.39% and the total outstanding mortgage principal balance was approximately $428.2 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2018 and 2033.
Covenants
Under the 2016 Credit Facilities, Sonic agreed not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets, as well as other customary covenants and default provisions.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic was in compliance with the covenants under the 2016 Credit Facilities as of March 31, 2018. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
March 31, 2018 actual	1.09	1.70	4.90
The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.
After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of March 31, 2018, Sonic had approximately $127.4 million of net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants under its debt agreements as of March 31, 2018.
In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2018, the ratio was 3.82 to 1.00.
Derivative Instruments and Hedging Activities
Sonic has interest rate cap agreements designated as hedging instruments to limit its exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of these interest rate cap positions at March 31, 2018 was a net asset of approximately $6.7 million, with approximately $6.1 million included in other assets and approximately $0.6 million included in other current assets in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2018, Sonic terminated all its previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which will be amortized into income as a reduction of interest expense, other, net on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate swap and interest rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying condensed consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Under the terms of the interest rate cap agreements, Sonic will receive and pay interest based on the following:

Notional Amount	Pay Rate (1)	Receive Rate (2)	Start Date	End Date
(In millions)
$250.0	2.000%	one-month LIBOR	September 1, 2017	June 30, 2018
$375.0	2.000%	one-month LIBOR	July 1, 2018	June 30, 2019
$375.0	3.000%	one-month LIBOR	July 1, 2018	June 30, 2019
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022

(1)
Under these interest rate cap agreements, no payment to or from the counterparty will occur unless the stated receive rate exceeds the stated pay rate, in which case a net payment to Sonic from the counterparty based on the spread between the receive rate and the pay rate will be recognized as a reduction of interest expense, other, net in the accompanying condensed consolidated statements of income.

(2)	The one-month LIBOR rate was approximately 1.883% at March 31, 2018.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to interest rate cap and interest rate swaps was approximately $0.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income, and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $1.0 million.
7. Per Share Data and Stockholders’ Equity
The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans and Class A Common Stock purchase warrants. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following tables illustrate the dilutive effect of such items on earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	42,789	$(2,014)		$(180)		$(2,194)
Effect of participating securities:
Non-vested restricted stock		—		—		—
Basic earnings (loss) and shares	42,789	$(2,014)	$(0.05)	$(180)	$—	$(2,194)	$(0.05)
Effect of dilutive securities:
Stock compensation plans	—
Diluted earnings (loss) and shares	42,789	$(2,014)	$(0.05)	$(180)	$—	$(2,194)	$(0.05)

	Three Months Ended March 31, 2017
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	44,791	$(20)		$(521)		$(541)
Effect of participating securities:
Non-vested restricted stock		—		—		—
Basic earnings (loss) and shares	44,791	$(20)	$—	$(521)	$(0.01)	$(541)	$(0.01)
Effect of dilutive securities:
Stock compensation plans	—
Diluted earnings (loss) and shares	44,791	$(20)	$—	$(521)	$(0.01)	$(541)	$(0.01)
In addition to the stock options included in the tables above, options to purchase approximately 0.1 million shares of Sonic’s Class A common stock were outstanding at March 31, 2017, but were not included in the computation of diluted earnings (loss) per share because the options were not dilutive.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies
Lease Exit Accruals
The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a store is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of March 31, 2018, we had approximately $10.8 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.
A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2017	$6,478
Lease exit expense (1)	5,070
Payments (2)	(771)
Balance at March 31, 2018	$10,777

(1)
Expense of approximately $5.0 million is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. In addition, expense of approximately $0.1 million is recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.

(2)
Amount is recorded as an offset to rent expense, with approximately $0.3 million recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income and approximately $0.5 million recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.

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
Included in other accrued liabilities and other long-term liabilities at March 31, 2018 was approximately $4.5 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2017 was approximately $3.0 million and $0.2 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event an assignee or a sublessee does not perform

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

its obligations, Sonic remains liable for the lease payments. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion.
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $5.0 million at both March 31, 2018 and December 31, 2017. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2018.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both March 31, 2018 and December 31, 2017.
Earnout Consideration
In association with the acquisition of a business in the three months ended September 30, 2017, Sonic entered into an earnout agreement whereby the seller may be entitled to certain variable earnout payments, subject to certain restrictions, based on the acquired business achieving specified earnings targets over a 10-year period, not to exceed a maximum aggregate earnout payment of $80.0 million. Sonic will recognize the accrual of any such variable earnout payments as compensation expense as earned. There were no amounts accrued related to this agreement at March 31, 2018.
9. Fair Value Measurements
In determining fair value, Sonic uses various valuation approaches, including market, income and/or cost approaches. “Fair Value Measurements and Disclosures” in the ASC establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Sonic. Unobservable inputs are inputs that reflect Sonic’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2018	December 31, 2017
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$33,938	$33,747
Cash flow swaps and interest rate caps designated as hedges (2)	6,688	5,968
Total assets	$40,626	$39,715

Liabilities:
Cash flow swaps and interest rate caps designated as hedges (3)	$—	$1,286
Deferred compensation plan (4)	18,958	18,417
Total liabilities	$18,958	$19,703

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.

(2)
As of March 31, 2018, approximately $0.6 million and $6.1 million were included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2017, approximately $0.9 million and $5.1 million were included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets.

(3)
As of December 31, 2017, approximately $1.0 million and $0.3 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances during the three months ended March 31, 2018 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheet as of March 31, 2018 has not changed since December 31, 2017. These assets will be evaluated as of the annual valuation assessment date of October 1, 2018 or as events or changes in circumstances require.
As of March 31, 2018, and December 31, 2017, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At March 31, 2018 and December 31, 2017, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
5.0% Notes (1)	$275,533	$289,273	$279,148	$289,273
6.125% Notes (1)	$241,875	$250,000	$248,750	$250,000
Mortgage Notes (2)	$235,991	$232,822	$203,031	$199,972
Other (2)	$3,682	$3,860	$3,760	$3,947

(1)	As determined by market quotations as of March 31, 2018 and December 31, 2017, respectively (Level 1).

(2)	As determined by discounted cash flows (Level 3).

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2017	$1,750	$(443)	$1,307
Other comprehensive income (loss) before reclassifications (1)	2,691	—	2,691
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	223	—	223
Net current-period other comprehensive income (loss)	2,914	—	2,914
Balance at March 31, 2018	$4,664	$(443)	$4,221

(1)	Net of tax expense of $1,046.

(2)	Net of tax expense of $84.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2017.
11. Segment Information
As of March 31, 2018, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) stand-alone pre-owned vehicle specialty retail locations that buy and sell used vehicles, perform vehicle repair and maintenance services, and arrange finance and insurance products under the EchoPark and other pre-owned brands (the “Pre-Owned Stores Segment”).
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
Reportable segment revenues and segment income (loss) for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues:
Franchised Dealerships Segment	$2,269,269	$2,246,025
Pre-Owned Stores Segment	131,504	41,797
Total consolidated revenues	$2,400,773	$2,287,822

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships Segment	$23,764	$33,470
Pre-Owned Stores Segment	(14,253)	(5,408)
Total segment income (loss)	9,511	28,062
Interest expense, other, net	(13,456)	(13,409)
Other income (expense), net	89	(14,501)
Income (loss) from continuing operations before taxes	$(3,856)	$152

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As of March 31, 2018, we operated 112 new vehicle franchises in 13 states (representing 23 different brands of cars and light trucks), 18 collision repair centers and nine pre-owned stores. As a result of the way we manage our business, we had two operating segments as of March 31, 2018: (1) Franchised Dealerships Segment and (2) Pre-Owned Stores Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2018, we operated 101 stores in the Franchised Dealerships Segment and nine stores in the Pre-Owned Stores Segment.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. The Pre-Owned Stores Segment provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in stand-alone pre-owned vehicle specialty retail locations and includes our EchoPark branded stores. Our pre-owned stores business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of March 31, 2018, we had six EchoPark stores in operation in Colorado and two EchoPark stores and one additional pre-owned store in Texas. By the end of 2018, we expect to open four additional EchoPark stores, two in North Carolina and two in Texas. We believe that the expansion of our pre-owned stores business will provide long-term benefits to our Company, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.
Executive Summary
The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) decreased 0.6% to 17.1 million vehicles in the three months ended March 31, 2018, from 17.2 million vehicles in the three months ended March 31, 2017, according to data from Bloomberg Financial Markets, provided by Stephens Inc. For 2018, analysts’ average industry expectation for the new vehicle SAAR is approximately 16.8 million vehicles. We currently estimate the 2018 new vehicle SAAR will be between 16.8 million and 17.0 million vehicles. Changes in consumer confidence, replacement demand as a result of natural disasters, availability of consumer financing, manufacturer inventory production levels or incentive levels from the automotive manufacturers could cause actual 2018 new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our current operational focus is to grow our retail new vehicle sales (as opposed to fleet new vehicle sales, which is a minimal part of our business), and, as a result, we believe it is appropriate to compare our new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 13.3 million vehicles for the three months ended March 31, 2018, a decrease of 2.2% from the prior year period.
Our consolidated reported new vehicle revenue increased 0.8% during the three months ended March 31, 2018 despite a 3.3% decrease in new vehicle unit sales volume. New vehicle gross profit decreased 2.5% primarily due to lower new vehicle unit sales volume. New vehicle gross profit per unit increased $14 per unit, or 0.8%, to $1,925 per unit. While the availability of vehicle pricing information to consumers, increased competition for sales between similar branded dealerships and higher overall inventory levels have resulted in downward pressure on new vehicle pricing in recent years, we believe that new vehicle gross margins have stabilized and do not anticipate significant declines in future periods.
Our consolidated reported retail used vehicle revenue increased 11.8% during the three months ended March 31, 2018, and our retail used vehicle unit sales volume increased 11.1% driven primarily by increased volumes at our pre-owned stores. Retail

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

used vehicle gross profit decreased 9.9%, driven by a decrease in retail used vehicle gross profit per unit of $255 per unit, or 18.9%, to $1,090 per unit, driven primarily by a shift in pricing strategy at our pre-owned stores which reduces front-end gross profit per unit but increases unit sales volume and F&I gross, more than offsetting the decrease in front-end gross profit. Our consolidated wholesale vehicle gross loss increased approximately $3.3 million during the three months ended March 31, 2018, primarily driven by market pricing declines, inventory supply and allocation challenges related to the Houston market that negatively impacted the first quarter of 2018. We focus on maintaining used vehicle inventory days’ supply in the 30- to 40-day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 31 and 36 days as of March 31, 2018 and 2017, respectively.
Our consolidated reported Fixed Operations revenue decreased 0.1% during the three months ended March 31, 2018, while our Fixed Operations gross profit increased 0.2%. Our Fixed Operations gross margin increased 10 basis points, to 48.2%, during the three months ended March 31, 2018. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of manufacturer recall and warranty activity could negatively impact our Fixed Operations results in the future.
Our consolidated reported F&I revenue increased 12.8% during the three months ended March 31, 2018, driven by an 8.0% increase in F&I gross profit per retail unit and a 4.4% increase in combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $111 per unit, to $1,490 per unit, for the three months ended March 31, 2018. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to maximize gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.
The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Brand	2018	2017
Luxury:
BMW	19.1%	19.5%
Mercedes	10.9%	10.6%
Audi	6.1%	4.9%
Lexus	5.3%	5.5%
Land Rover	4.8%	3.7%
Cadillac	2.5%	2.9%
Porsche	2.4%	2.3%
MINI	1.3%	1.3%
Other luxury (1)	2.8%	2.8%
Total Luxury	55.2%	53.5%
Mid-line Import:
Honda	17.7%	18.9%
Toyota	10.7%	12.0%
Volkswagen	2.0%	1.6%
Hyundai	1.5%	1.5%
Other imports (2)	1.8%	1.5%
Total Mid-line Import	33.7%	35.5%
Domestic:
Ford	6.4%	6.5%
General Motors (3)	4.7%	4.5%
Total Domestic	11.1%	11.0%
Total	100.0%	100.0%

(1)	Includes Volvo, Acura, Infiniti and Jaguar.

(2)	Includes Nissan, Kia, Scion and Subaru.

(3)	Includes Buick, Chevrolet and GMC.
Results of Operations
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2018 and are compared to the same prior year period. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and pre-owned stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

Results of Operations - Consolidated

New Vehicles - Consolidated
The retail automotive industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The total and retail SAAR below reflect all brands marketed or sold in the United States. The total and retail SAAR include brands we do not sell and markets in which we do not operate; therefore, our new vehicle sales may not trend directly in line with the total and retail SAAR. We believe that retail SAAR is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.

	Three Months Ended March 31,
(In millions of vehicles)	2018	2017	% Change
Retail SAAR (1)	13.3	13.6	(2.2)%
Fleet SAAR	3.8	3.6	5.6%
Total SAAR (2)	17.1	17.2	(0.6)%

(1)	Source: PIN from J.D. Power

(2)	Source: Bloomberg Financial Markets, provided by Stephens Inc.
The following tables provide a reconciliation of consolidated same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,176,510	$1,151,850	$24,660	2.1%
Acquisitions, open points and dispositions	4,336	20,082	(15,746)	NM
Total as reported	$1,180,846	$1,171,932	$8,914	0.8%
Total new vehicle gross profit:
Same store	$56,757	$57,717	$(960)	(1.7)%
Acquisitions, open points and dispositions	43	561	(518)	NM
Total as reported	$56,800	$58,278	$(1,478)	(2.5)%
Total new vehicle unit sales:
Same store	29,416	29,865	(449)	(1.5)%
Acquisitions, open points and dispositions	84	630	(546)	NM
Total as reported	29,500	30,495	(995)	(3.3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,180,846	$1,171,932	$8,914	0.8%
Gross profit	$56,800	$58,278	$(1,478)	(2.5)%
Unit sales	29,500	30,495	(995)	(3.3)%
Revenue per unit	$40,029	$38,430	$1,599	4.2%
Gross profit per unit	$1,925	$1,911	$14	0.7%
Gross profit as a % of revenue	4.8%	5.0%	(20)	bps
Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,176,510	$1,151,850	$24,660	2.1%
Gross profit	$56,757	$57,717	$(960)	(1.7)%
Unit sales	29,416	29,865	(449)	(1.5)%
Revenue per unit	$39,996	$38,569	$1,427	3.7%
Gross profit per unit	$1,929	$1,933	$(4)	(0.2)%
Gross profit as a % of revenue	4.8%	5.0%	(20)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of consolidated same store basis and reported basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$629,510	$613,348	$16,162	2.6%
Acquisitions, open points and dispositions	79,536	21,126	58,410	NM
Total as reported	$709,046	$634,474	$74,572	11.8%
Total used vehicle gross profit:
Same store	$34,306	$37,970	$(3,664)	(9.6)%
Acquisitions, open points and dispositions	2,465	2,863	(398)	NM
Total as reported	$36,771	$40,833	$(4,062)	(9.9)%
Total used vehicle unit sales:
Same store	29,690	29,162	528	1.8%
Acquisitions, open points and dispositions	4,049	1,210	2,839	NM
Total as reported	33,739	30,372	3,367	11.1%

NM = Not Meaningful

Our consolidated reported used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$709,046	$634,474	$74,572	11.8%
Gross profit	$36,771	$40,833	$(4,062)	(9.9)%
Unit sales	33,739	30,372	3,367	11.1%
Revenue per unit	$21,016	$20,890	$126	0.6%
Gross profit per unit	$1,090	$1,344	$(254)	(18.9)%
Gross profit as a % of revenue	5.2%	6.4%	(120)	bps

Our consolidated same store used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$629,510	$613,348	$16,162	2.6%
Gross profit	$34,306	$37,970	$(3,664)	(9.6)%
Unit sales	29,690	29,162	528	1.8%
Revenue per unit	$21,203	$21,032	$171	0.8%
Gross profit per unit	$1,155	$1,302	$(147)	(11.3)%
Gross profit as a % of revenue	5.4%	6.2%	(80)	bps

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$62,719	$45,154	$17,565	38.9%
Acquisitions, open points and dispositions	2,679	1,156	1,523	NM
Total as reported	$65,398	$46,310	$19,088	41.2%
Total wholesale vehicle gross profit (loss):
Same store	$(4,669)	$(1,080)	$(3,589)	(332.3)%
Acquisitions, open points and dispositions	244	(92)	336	NM
Total as reported	$(4,425)	$(1,172)	$(3,253)	(277.6)%
Total wholesale vehicle unit sales:
Same store	9,215	7,991	1,224	15.3%
Acquisitions, open points and dispositions	465	316	149	NM
Total as reported	9,680	8,307	1,373	16.5%

NM = Not Meaningful

Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$65,398	$46,310	$19,088	41.2%
Gross profit (loss)	$(4,425)	$(1,172)	$(3,253)	(277.6)%
Unit sales	9,680	8,307	1,373	16.5%
Revenue per unit	$6,756	$5,575	$1,181	21.2%
Gross profit (loss) per unit	$(457)	$(141)	$(316)	(224.1)%
Gross profit (loss) as a % of revenue	(6.8)%	(2.5)%	(430)	bps

Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$62,719	$45,154	$17,565	38.9%
Gross profit (loss)	$(4,669)	$(1,080)	$(3,589)	(332.3)%
Unit sales	9,215	7,991	1,224	15.3%
Revenue per unit	$6,806	$5,651	$1,155	20.4%
Gross profit (loss) per unit	$(507)	$(135)	$(372)	(275.6)%
Gross profit (loss) as a % of revenue	(7.4)%	(2.4)%	(500)	bps

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$347,944	$345,075	$2,869	0.8%
Acquisitions, open points and dispositions	3,814	6,968	(3,154)	NM
Total as reported	$351,758	$352,043	$(285)	(0.1)%
Total Fixed Operations gross profit:
Same store	$168,059	$165,268	$2,791	1.7%
Acquisitions, open points and dispositions	1,569	4,076	(2,507)	NM
Total as reported	$169,628	$169,344	$284	0.2%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$142,354	$138,582	$3,772	2.7%
Warranty	67,601	69,471	(1,870)	(2.7)%
Wholesale parts	42,501	43,281	(780)	(1.8)%
Internal, sublet and other	99,302	100,709	(1,407)	(1.4)%
Total revenue	$351,758	$352,043	$(285)	(0.1)%
Gross profit
Customer pay	$76,350	$73,764	$2,586	3.5%
Warranty	37,901	38,347	(446)	(1.2)%
Wholesale parts	7,265	7,550	(285)	(3.8)%
Internal, sublet and other	48,112	49,683	(1,571)	(3.2)%
Total gross profit	$169,628	$169,344	$284	0.2%
Gross profit as a % of revenue
Customer pay	53.6%	53.2%	40	bps
Warranty	56.1%	55.2%	90	bps
Wholesale parts	17.1%	17.4%	(30)	bps
Internal, sublet and other	48.5%	49.3%	(80)	bps
Total gross profit as a % of revenue	48.2%	48.1%	10	bps

Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$140,928	$136,081	$4,847	3.6%
Warranty	67,982	67,856	126	0.2%
Wholesale parts	42,437	42,703	(266)	(0.6)%
Internal, sublet and other	96,597	98,435	(1,838)	(1.9)%
Total revenue	$347,944	$345,075	$2,869	0.8%
Gross profit
Customer pay	$75,680	$72,387	$3,293	4.5%
Warranty	38,072	37,424	648	1.7%
Wholesale parts	7,249	7,435	(186)	(2.5)%
Internal, sublet and other	47,058	48,022	(964)	(2.0)%
Total gross profit	$168,059	$165,268	$2,791	1.7%
Gross profit as a % of revenue
Customer pay	53.7%	53.2%	50	bps
Warranty	56.0%	55.2%	80	bps
Wholesale parts	17.1%	17.4%	(30)	bps
Internal, sublet and other	48.7%	48.8%	(10)	bps
Total gross profit as a % of revenue	48.3%	47.9%	40	bps

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$84,074	$80,139	$3,935	4.9%
Acquisitions, open points and dispositions	9,651	2,924	6,727	NM
Total as reported	$93,725	$83,063	$10,662	12.8%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,430	$1,372	$58	4.2%
Total as reported	$1,490	$1,379	$111	8.0%

NM = Not Meaningful

Our consolidated reported F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$93,725	$83,063	$10,662	12.8%
Gross profit per retail unit (excludes fleet)	1,490	1,379	111	8.0%

Our consolidated same store F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same Store F&I:
Revenue	$84,074	$80,139	$3,935	4.9%
Gross profit per retail unit (excludes fleet)	1,430	1,372	58	4.2%

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

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,176,510	$1,151,850	$24,660	2.1%
Acquisitions, open points and dispositions	4,336	20,082	(15,746)	NM
Total as reported	$1,180,846	$1,171,932	$8,914	0.8%
Total new vehicle gross profit:
Same store	$56,757	$57,717	$(960)	(1.7)%
Acquisitions, open points and dispositions	43	561	(518)	NM
Total as reported	$56,800	$58,278	$(1,478)	(2.5)%
Total new vehicle unit sales:
Same store	29,416	29,865	(449)	(1.5)%
Acquisitions, open points and dispositions	84	630	(546)	NM
Total as reported	29,500	30,495	(995)	(3.3)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,180,846	$1,171,932	$8,914	0.8%
Gross profit	$56,800	$58,278	$(1,478)	(2.5)%
Unit sales	29,500	30,495	(995)	(3.3)%
Revenue per unit	$40,029	$38,430	$1,599	4.2%
Gross profit per unit	$1,925	$1,911	$14	0.7%
Gross profit as a % of revenue	4.8%	5.0%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,176,510	$1,151,850	$24,660	2.1%
Gross profit	$56,757	$57,717	$(960)	(1.7)%
Unit sales	29,416	29,865	(449)	(1.5)%
Revenue per unit	$39,996	$38,569	$1,427	3.7%
Gross profit per unit	$1,929	$1,933	$(3)	(0.2)%
Gross profit as a % of revenue	4.8%	5.0%	(20)	bps

Franchised Dealerships Segment New Vehicles - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Our new vehicle revenue increased 2.1% and our new vehicle unit sales volume decreased 1.5%, driven primarily by decreases in new vehicle unit sales volume at our Honda, BMW and Mercedes dealerships, offset partially by increases in new vehicle unit sales volume at our Audi, GM (excluding Cadillac) and Land Rover dealerships. Our new vehicle gross profit decreased approximately $1.0 million, or 1.7%, primarily driven by decreases in new vehicle gross profit at our BMW, Honda and Toyota dealerships, offset partially by increases in new vehicle gross profit at our Mercedes, Land Rover and Audi dealerships. Our gross profit per new unit decreased $3 per unit, or 0.2%, primarily driven by decreases in gross profit per new unit at our BMW, Honda and Toyota dealerships, offset partially by increases in gross profit per new unit at our Mercedes, Land Rover and Audi dealerships.

Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$595,441	$585,303	$10,138	1.7%
Acquisitions, open points and dispositions	3,910	13,942	(10,032)	NM
Total as reported	$599,351	$599,245	$106	0.0%
Total used vehicle gross profit:
Same store	$33,968	$36,566	$(2,598)	(7.1)%
Acquisitions, open points and dispositions	2,271	2,517	(246)	NM
Total as reported	$36,239	$39,083	$(2,844)	(7.3)%
Total used vehicle unit sales:
Same store	28,014	27,849	165	0.6%
Acquisitions, open points and dispositions	207	850	(643)	NM
Total as reported	28,221	28,699	(478)	(1.7)%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$599,351	$599,245	$106	0.0%
Gross profit	$36,239	$39,083	$(2,844)	(7.3)%
Unit sales	28,221	28,699	(478)	(1.7)%
Revenue per unit	$21,238	$20,880	$358	1.7%
Gross profit per unit	$1,284	$1,362	$(78)	(5.7)%
Gross profit as a % of revenue	6.0%	6.5%	(50)	bps

Our Franchised Dealerships Segment same store used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$595,441	$585,303	$10,138	1.7%
Gross profit	$33,968	$36,566	$(2,598)	(7.1)%
Unit sales	28,014	27,849	165	0.6%
Revenue per unit	$21,255	$21,017	$238	1.1%
Gross profit per unit	$1,213	$1,313	$(100)	(7.6)%
Gross profit as a % of revenue	5.7%	6.2%	(50)	bps

Franchised Dealerships Segment Used Vehicles - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Retail used vehicle revenue increased 1.7%, driven primarily by a 0.6% increase in used vehicle unit sales volume. This increase in used vehicle unit sales volume was primarily driven by increases in used vehicle unit sales volume at our BMW, Honda and Mercedes dealerships, offset partially by a decrease in used vehicle unit sales volume at our Toyota and Lexus dealerships. Retail used vehicle gross profit decreased approximately $2.6 million, or 7.1%, driven primarily by retail lower used vehicle unit sales volume and retail used vehicle gross profit per unit at our BMW, Toyota and Lexus dealerships, offset partially by an increase in retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our Mercedes dealerships. Retail used vehicle gross profit per unit decreased $100 per unit, or 7.6%, driven primarily by decreases in retail used vehicle gross profit per unit at our BMW, Toyota and Lexus dealerships, offset partially by an increase in retail used vehicle gross profit per unit at our Mercedes dealerships.
Wholesale Vehicles - Franchised Dealerships Segment

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$57,672	$43,559	$14,113	32.4%
Acquisitions, open points and dispositions	510	776	(266)	NM
Total as reported	$58,182	$44,335	$13,847	31.2%
Total wholesale vehicle gross profit (loss):
Same store	$(4,640)	$(1,000)	$(3,640)	(364.0)%
Acquisitions, open points and dispositions	(141)	(51)	(90)	NM
Total as reported	$(4,781)	$(1,051)	$(3,730)	(354.9)%
Total wholesale vehicle unit sales:
Same store	8,382	7,579	803	10.6%
Acquisitions, open points and dispositions	65	220	(155)	NM
Total as reported	8,447	7,799	648	8.3%

NM = Not Meaningful

Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$58,182	$44,335	$13,847	31.2%
Gross profit (loss)	$(4,781)	$(1,051)	$(3,730)	(354.9)%
Unit sales	8,447	7,799	648	8.3%
Revenue per unit	$6,888	$5,685	$1,203	21.2%
Gross profit (loss) per unit	$(566)	$(135)	$(431)	(319.3)%
Gross profit (loss) as a % of revenue	(8.2)%	(2.4)%	(580)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$57,672	$43,559	$14,113	32.4%
Gross profit (loss)	$(4,640)	$(1,000)	$(3,640)	(364.0)%
Unit sales	8,382	7,579	803	10.6%
Revenue per unit	$6,880	$5,747	$1,133	19.7%
Gross profit (loss) per unit	$(554)	$(132)	$(422)	(319.7)%
Gross profit (loss) as a % of revenue	(8.0)%	(2.3)%	(570)	bps

Franchised Dealerships Segment Wholesale Vehicles - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Wholesale vehicle revenue, gross loss and unit sales volume increased due primarily to market pricing declines and inventory supply and allocation challenges related to the Houston market that negatively impacted the first quarter of 2018.

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

We believe that over time, vehicle quality will improve, but vehicle complexity and the associated demand for repairs at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term we have the ability to continue to add service capacity and increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future warranty- related revenues.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$345,626	$342,734	$2,892	0.8%
Acquisitions, open points and dispositions	1,424	6,652	(5,228)	NM
Total as reported	$347,050	$349,386	$(2,336)	(0.7)%
Total Fixed Operations gross profit:
Same store	$167,333	$164,271	$3,062	1.9%
Acquisitions, open points and dispositions	969	4,005	(3,036)	NM
Total as reported	$168,302	$168,276	$26	0.0%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$141,920	$138,248	$3,672	2.7%
Warranty	67,601	69,471	(1,870)	(2.7)%
Wholesale parts	42,501	43,281	(780)	(1.8)%
Internal, sublet and other	95,028	98,386	(3,358)	(3.4)%
Total revenue	$347,050	$349,386	$(2,336)	(0.7)%
Gross profit
Customer pay	$76,200	$73,644	$2,556	3.5%
Warranty	37,901	38,347	(446)	(1.2)%
Wholesale parts	7,265	7,550	(285)	(3.8)%
Internal, sublet and other	46,936	48,735	(1,799)	(3.7)%
Total gross profit	$168,302	$168,276	$26	0.0%
Gross profit as a % of revenue
Customer pay	53.7%	53.3%	40	bps
Warranty	56.1%	55.2%	90	bps
Wholesale parts	17.1%	17.4%	(30)	bps
Internal, sublet and other	49.4%	49.5%	(10)	bps
Total gross profit as a % of revenue	48.5%	48.2%	30	bps

Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$140,538	$135,803	$4,735	3.5%
Warranty	67,982	67,856	126	0.2%
Wholesale parts	42,437	42,703	(266)	(0.6)%
Internal, sublet and other	94,669	96,372	(1,703)	(1.8)%
Total revenue	$345,626	$342,734	$2,892	0.8%
Gross profit
Customer pay	$75,538	$72,281	$3,257	4.5%
Warranty	38,072	37,424	648	1.7%
Wholesale parts	7,249	7,435	(186)	(2.5)%
Internal, sublet and other	46,474	47,131	(657)	(1.4)%
Total gross profit	$167,333	$164,271	$3,062	1.9%
Gross profit as a % of revenue
Customer pay	53.7%	53.2%	50	bps
Warranty	56.0%	55.2%	80	bps
Wholesale parts	17.1%	17.4%	(30)	bps
Internal, sublet and other	49.1%	48.9%	20	bps
Total gross profit as a % of revenue	48.4%	47.9%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franchised Dealerships Segment Fixed Operations - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Despite one less selling day in the first quarter of 2018 as compared to the first quarter of 2017, our Fixed Operations revenue increased approximately $2.9 million, or 0.8%, and our Fixed Operations gross profit increased approximately $3.1 million, or 1.9%. The increase was driven primarily by our Mercedes, Lexus and Audi dealerships, partially offset by our Honda dealerships. Customer pay gross profit increased approximately $3.3 million, or 4.5%, warranty gross profit increased approximately $0.7 million, or 1.7%, wholesale parts gross profit decreased approximately $0.2 million, or 2.5%, and internal, sublet and other gross profit decreased approximately $0.7 million, or 1.4%, on lower levels of used vehicle reconditioning.
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

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$81,911	$78,728	$3,183	4.0%
Acquisitions, open points and dispositions	1,930	2,368	(438)	NM
Total as reported	$83,841	$81,096	$2,745	3.4%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,434	$1,379	$55	4.0%
Total as reported	$1,461	$1,385	$76	5.5%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$83,841	$81,096	$2,745	3.4%
Gross profit per retail unit (excludes fleet)	1,461	1,385	76	5.5%

Our Franchised Dealerships Segment same store F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same Store F&I:
Revenue	$81,911	$78,728	$3,183	4.0%
Gross profit per retail unit (excludes fleet)	1,434	1,379	55	4.0%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franchised Dealerships Segment F&I - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
F&I revenues increased approximately $3.2 million, or 4.0%, and F&I gross profit per retail unit increased $55 per unit, or 4.0%, to $1,434 per unit. The growth in F&I revenues and gross profit per retail unit is attributed to an increase in gross profit per finance contract, gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. These increases in gross profit per contract more than offset the flat combined retail new and used vehicle unit sales volume and lower penetration rates.
Finance contract revenue and gross profit per finance contract both increased 5.8%. Service contract revenue increased 1.2% due primarily to a 4.1% increase in gross profit per service contract, offset partially by a 90-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 9.6%, driven primarily by a 9.0% increase in gross profit per other aftermarket contract and by an 80-basis point increase in the other aftermarket contract penetration rate.

Results of Operations - Pre-Owned Stores Segment
Pre-Owned Stores Segment same store results consist of results of operations from five EchoPark stores in Denver, Colorado for the three months ended March 31, 2018 and 2017. Due to the ongoing expansion of our Pre-Owned Stores Segment, same store results may vary significantly from reported results due to stores that began operations or were acquired in the last 12 months.

Used Vehicles and F&I - Pre-Owned Stores Segment
Based on the way we manage the Pre-Owned Stores Segment, our operating strategy focuses on maximizing total used-related gross profit (based on a combination of unit sales volume, front-end retail used vehicle gross profit per unit and F&I gross profit per unit) rather than emphasizing certain levels of front-end retail used vehicle gross profit per unit. As such, we believe the best measure of gross profit performance at our pre-owned stores is a combined total gross profit per unit, which includes both front-end retail used vehicle gross profit and F&I gross profit per unit sale transaction.

See the discussion in Franchised Dealership Segment Results of Operations for a discussion of the macro drivers of used vehicle revenues and F&I revenues.

The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$34,069	$28,045	$6,024	21.5%
Acquisitions, open points and closures	75,626	7,184	68,442	NM
Total as reported	$109,695	$35,229	$74,466	211.4%
Total used vehicle gross profit:
Same store	$338	$1,404	$(1,066)	(75.9)%
Acquisitions, open points and closures	194	346	(152)	NM
Total as reported	$532	$1,750	$(1,218)	(69.6)%
Total used vehicle unit sales:
Same store	1,676	1,313	363	27.6%
Acquisitions, open points and closures	3,842	360	3,482	NM
Total as reported	5,518	1,673	3,845	229.8%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$2,163	$1,411	$752	53.3%
Acquisitions, open points and closures	7,721	556	7,165	NM
Total as reported	$9,884	$1,967	$7,917	402.5%

NM = Not Meaningful

Our Pre-Owned Stores Segment reported used vehicle and F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$109,695	$35,229	$74,466	211.4%
Used vehicle gross profit	$532	$1,750	$(1,218)	(69.6)%
Used vehicle unit sales	5,518	1,673	3,845	229.8%
Used vehicle revenue per unit	$19,879	$21,057	$(1,178)	(5.6)%
F&I revenue	$9,884	$1,967	$7,917	402.5%
Combined used vehicle gross profit and F&I revenue	$10,416	$3,717	$6,699	180.2%
Total used vehicle and F&I gross profit per unit	$1,888	$2,222	$(334)	(15.0)%

Our Pre-Owned Stores Segment same store used vehicle and F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same Store used vehicle and F&I:
Used vehicle revenue	$34,069	$28,045	$6,024	21.5%
Used vehicle gross profit	$338	$1,404	$(1,066)	(75.9)%
Used vehicle unit sales	1,676	1,313	363	27.6%
Used vehicle revenue per unit	$20,328	$21,359	$(1,031)	(4.8)%
F&I revenue	$2,163	$1,411	$752	53.3%
Combined used vehicle gross profit and F&I revenue	$2,501	$2,815	$(314)	(11.2)%
Total used vehicle and F&I gross profit per unit	$1,492	$2,144	$(652)	(30.4)%

Pre-Owned Stores Segment Used Vehicles and F&I - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Retail used vehicle revenue increased by approximately $6.0 million, or 21.5%, driven primarily by a 27.6% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was driven primarily by increases in retail used vehicle unit sales volume at our EchoPark stores in the Denver market. Combined retail used vehicle and F&I gross profit per unit decreased approximately $652 per unit, or 30.4%, to $1,492 per unit, driven primarily by lower retail used vehicle gross profit, partially offset by an increase in F&I gross profit. The decrease in combined retail used vehicle and F&I gross profit per unit is due primarily to a shift in pricing strategy to reduce front-end retail used vehicle gross profit per unit, driving higher sales volume, while increasing F&I gross profit per unit to somewhat offset the lower front-end gross profit per unit. The three- month period ended March 31, 2018 was a transition period in this pricing and inventory allocation strategy and is not indicative of our anticipated results in future periods once the transition is complete. F&I revenues increased approximately $0.8 million, or

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

53.3%, driven by an increase in gross profit per service contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. Finance contract revenue increased 20.7%, primarily due to a 22.7% increase in finance contract sales volume, partially offset by a 320 basis point decrease in the used vehicle finance contract penetration rate and a 1.6% decrease in gross profit per finance contract. Service contract revenue increased 105.7% due primarily to a 38.1% increase in service contract sales volume and a 49.0% increase in gross profit per service contract, in addition to a 410 basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 21.8%, driven primarily by a 12.2% increase in other aftermarket contract sales volume and an 8.5% increase in gross profit per other aftermarket contract, partially offset by a 930 basis point decrease in the other aftermarket contract penetration rate. F&I penetration rates are generally higher in our Pre-Owned Stores Segment than in our Franchised Dealerships Segment.

Increases in reported used vehicle revenue, unit sales and F&I revenue are primarily due to the opening of three additional stores in the Denver, Colorado and San Antonio, Texas markets as well as the acquisition of a used vehicle operation in the Dallas, Texas market at the end of 2017 and the beginning of 2018.  Total used vehicle and F&I gross profit per unit declined due to actions taken in the first quarter of 2018 to aggressively reduce used vehicle inventory levels whereby gross profit was sacrificed to facilitate inventory reductions.
Wholesale Vehicles - Pre-Owned Stores Segment
See the discussion in Franchised Dealership Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$5,047	$1,595	3,452	216.4%
Acquisitions, open points and closures	2,169	380	1,789	NM
Total as reported	$7,216	$1,975	5,241	265.4%
Total wholesale vehicle gross profit (loss):
Same store	$(29)	$(80)	51	63.8%
Acquisitions, open points and closures	385	(41)	426	NM
Total as reported	$356	$(121)	477	394.2%
Total wholesale vehicle unit sales:
Same store	833	412	421	102.2%
Acquisitions, open points and closures	400	96	304	NM
Total as reported	1,233	508	725	142.7%

NM = Not Meaningful

Our Pre-Owned Stores Segment reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$7,216	$1,975	$5,241	265.4%
Gross profit (loss)	$356	$(121)	$477	394.2%
Unit sales	1,233	508	725	142.7%
Revenue per unit	$5,852	$3,888	$1,964	50.5%
Gross profit (loss) per unit	$289	$(238)	$527	221.4%
Gross profit (loss) as a % of revenue	4.9%	(6.1)%	1,100	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Pre-Owned Stores Segment same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$5,047	$1,595	$3,452	216.4%
Gross profit (loss)	$(29)	$(80)	$51	63.8%
Unit sales	833	412	421	102.2%
Revenue per unit	$6,059	$3,871	$2,188	56.5%
Gross profit (loss) per unit	$(35)	$(194)	$159	82.0%
Gross profit (loss) as a % of revenue	(0.6)%	(5.0)%	440	bps

Pre-Owned Stores Segment Wholesale Vehicles - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Wholesale vehicle revenue and wholesale unit sales volume increased, while wholesale gross loss decreased due to lower gross loss per unit as a result of a shift in our pricing and inventory acquisition strategy at our pre-owned stores.
Fixed Operations - Pre-Owned Stores Segment

See the discussion in Franchised Dealership Segment Results of Operations for a discussion of the macro drivers of Fixed Operations revenues.

The following table provides a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$2,318	$2,341	$(23)	(1.0)%
Acquisitions, open points and closures	2,390	316	2,074	656.3%
Total as reported	$4,708	$2,657	$2,051	77.2%
Total Fixed Operations gross profit:
Same store	$726	$997	$(271)	(27.2)%
Acquisitions, open points and closures	600	71	529	745.1%
Total as reported	$1,326	$1,068	$258	24.2%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Pre-Owned Stores Segment reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$434	$334	$100	29.9%
Internal, sublet and other	4,274	2,323	1,951	84.0%
Total revenue	$4,708	$2,657	$2,051	77.2%
Gross profit
Customer pay	$150	$120	$30	25.0%
Internal, sublet and other	1,176	948	228	24.1%
Total gross profit	$1,326	$1,068	$258	24.2%
Gross profit as a % of revenue
Customer pay	34.6%	35.9%	(130)	bps
Internal, sublet and other	27.5%	40.8%	(1,330)	bps
Total gross profit as a % of revenue	28.2%	40.2%	(1,200)	bps

Our Pre-Owned Stores Segment same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$390	$278	$112	40.3%
Internal, sublet and other	1,928	2,063	(135)	(6.5)%
Total revenue	$2,318	$2,341	$(23)	(1.0)%
Gross profit
Customer pay	$142	$106	$36	34.0%
Internal, sublet and other	584	891	(307)	(34.5)%
Total gross profit	$726	$997	$(271)	(27.2)%
Gross profit as a % of revenue
Customer pay	36.4%	38.1%	(170)	bps
Internal, sublet and other	30.3%	43.2%	(1,290)	bps
Total gross profit as a % of revenue	31.3%	42.6%	(1,130)	bps

Pre-Owned Stores Segment Fixed Operations - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Fixed Operations revenue decreased approximately 1.0%, and Fixed Operations gross profit decreased approximately $0.3 million, or 27.2%. Customer pay gross profit increased approximately 34.0%, primarily due to the expansion of the EchoPark brand. Internal, sublet and other gross profit decreased approximately $0.3 million, or 34.5%, primarily due to less reconditioning work required based on inventory mix.
Other than revenue and gross profit associated with internal reconditioning work on our used vehicle inventory, our Fixed Operations business at our pre-owned stores is still in the early stages of development. As we continue to expand EchoPark, we plan to emphasize customer pay opportunities at certain locations to capture additional gross profit within certain markets.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results Summary
In the following table of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss):

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$2,269,269	$2,246,025	$23,244	1.0%
Pre-Owned Stores Segment	131,504	41,797	89,707	214.6%
Total revenues	$2,400,773	$2,287,822	$112,951	4.9%
Segment income (loss) (1):
Franchised Dealerships Segment	$23,764	$33,470	$(9,706)	(29.0)%
Pre-Owned Stores Segment	(14,253)	(5,408)	(8,845)	(163.6)%
Total segment income (loss)	9,511	28,062	(18,551)	(66.1)%
Interest expense, other, net	(13,456)	(13,409)	(47)	(0.4)%
Other income (expense), net	89	(14,501)	14,590	100.6%
Income (loss) from continuing operations before taxes	$(3,856)	$152	$(4,008)	(2636.8)%

New and used vehicle unit sales volume:
Franchised Dealerships Segment	57,721	59,194	(1,473)	(2.5)%
Pre-Owned Stores Segment	5,518	1,673	3,845	229.8%
Total new and used vehicle unit sales volume	63,239	60,867	2,372	3.9%

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$185,037	$176,547	$(8,490)	(4.8)%
Advertising	16,016	15,257	$(759)	(5.0)%
Rent	21,868	18,487	$(3,381)	(18.3)%
Other	82,004	81,943	$(61)	(0.1)%
Total SG&A expenses	$304,925	$292,234	$(12,691)	(4.3)%
SG&A expenses as a % of gross profit:
Compensation	52.5%	50.4%	(210)	bps
Advertising	4.5%	4.4%	(10)	bps
Rent	6.2%	5.3%	(90)	bps
Other	23.3%	23.3%	0	bps
Total SG&A expenses as a % of gross profit	86.5%	83.4%	(310)	bps
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher compensation-related charges, legal charges and rent expense, offset partially by a decrease in storm-related physical damage costs and a net gain on the disposal of franchised dealerships in the three months ended March 31, 2018. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to non-recurring compensation-related charges for a 2017 acquisition. Advertising expense increased both in dollar amount and as a percentage of gross profit due primarily to marketing efforts related to establishing new manufacturer-awarded open points and EchoPark locations. Rent expense increased both in dollar amount and as a percentage of gross profit due to lease exit charges related to the termination of a franchised dealership. Other SG&A expenses were relatively flat both in dollar amount and as a percentage of gross profit despite a net gain on the disposal of franchised dealerships in the three months ended March 31, 2018 and a decrease in storm-related physical damage costs, offset by higher legal expenses as a result of a net benefit from legal settlements recorded in the three months ended March 31, 2017.
On an adjusted basis, SG&A expenses as a percentage of gross profit were 82.4%, down 70 basis points from the three months ended March 31, 2017. For the three months ended March 31, 2018, adjusted SG&A expenses exclude approximately $9.2 million of compensation-related charges, approximately $4.8 million of lease exit charges, approximately $1.5 million of legal and other charges and a net gain on the disposal of franchised dealerships of approximately $1.2 million. For the three months ended March 31, 2017, adjusted SG&A expenses exclude approximately $2.4 million of storm-related physical damage costs, offset partially by a net benefit of approximately $1.1 million related to legal settlements.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment Charges - Consolidated
Impairment charges increased approximately $3.1 million during the three months ended March 31, 2018. Impairment charges for the three months ended March 31, 2018 and 2017 include the write-off of capitalized costs associated with the abandonment of certain construction projects.
Depreciation and Amortization - Consolidated
Depreciation and amortization expense increased approximately $2.6 million, or 12.2%, during the three months ended March 31, 2018, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealership and pre-owned stores.
Interest Expense, Floor Plan - Consolidated
Interest expense, floor plan for new vehicles increased approximately $2.0 million, or 26.6%. The average new vehicle floor plan notes payable balance increased approximately $7.2 million, which did not significantly impact new vehicle floor plan interest expense. The average new vehicle floor plan interest rate was 2.76%, up from 2.20% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $2.0 million.
Interest expense, floor plan for used vehicles increased approximately $0.3 million, or 33.6%. The average used vehicle floor plan notes payable balance increased approximately $42.8 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.3 million. The average used vehicle floor plan interest rate was 2.73%, up from 2.68% in the three months ended March 31, 2017, which did not significantly impact used vehicle floor plan interest expense.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the table below:

	Three Months Ended March 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Stated/coupon interest	$12,745	$12,108	$(637)	(5.3)%
Discount/premium amortization	—	28	28	100.0%
Deferred loan cost amortization	598	605	7	1.2%
Cash flow swap interest	189	1,015	826	81.4%
Capitalized interest	(321)	(459)	(138)	(30.1)%
Other interest	245	112	(133)	(118.8)%
Total interest expense, other, net	$13,456	$13,409	$(47)	(0.4)%
Interest expense, other, net was flat for the three months ended March 31, 2018, primarily due to higher stated/coupon interest related to additional mortgage notes payable balances, offset partially by a decrease in cash flow swap interest payments.
Other Income (Expense), Net - Consolidated
Other expense decreased approximately $14.6 million during the three months ended March 31, 2018, due to a charge of approximately $14.6 million related to the extinguishment of the 7.0% Senior Subordinated Notes due 2022 in the three months ended March 31, 2017.
Income Taxes
Beginning January 1, 2018, the federal income tax rate changed from 35.0% to 21.0% along with other tax provision changes that affect the deductibility of certain expenses.  Sonic has considered these items in its calculation of income tax balances as of March 31, 2018. The overall effective tax rate from continuing operations was 47.8% and 113.3% for the three months ended March 31, 2018 and 2017, respectively. Income tax expense for the three months ended March 31, 2018 includes a $0.9 million discrete benefit related to vested or exercised stock compensation, offset partially by a $0.2 million discrete charge related to changes in uncertain tax positions in the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2017 includes a $0.6 million discrete charge related to uncertain tax positions, offset partially by a $0.3 million discrete benefit related to vested stock compensation. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the annual effective tax rate in future

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

periods to fall within a range of 26% to 28% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.
Discontinued Operations
Significant components of results from discontinued operations were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Income (loss) from operations	$(139)	$(280)
Lease exit accrual adjustments and charges	(109)	(588)
Pre-tax income (loss)	$(248)	$(868)
Total revenues	$—	$—
Liquidity and Capital Resources
We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2018, we had approximately $127.4 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$9,163	$6,352
Availability under the 2016 Revolving Credit Facility	98,976	155,304
Availability under our used vehicle floor plan facilities	14,898	7,104
Floor plan deposit balance	5,000	3,000
Total available liquidity resources	$128,037	$171,760
We participate in a program with two of our manufacturer-affiliated finance companies and one commercial bank wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $5.0 million and $3.0 million as of March 31, 2018 and December 31, 2017, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our combined new and used vehicle floor plan facilities was 2.76% and 2.24% in the three months ended March 31, 2018 and 2017, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.4 million and $10.9 million in floor plan assistance in the three months ended March 31, 2018 and 2017, respectively. We recognized manufacturer floor plan assistance in cost of sales of approximately $10.0 million and $9.9 million in the three months ended March 31, 2018 and 2017, respectively. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the three months ended March 31, 2018 were approximately $65.7 million. Of this amount, approximately $31.6 million was related to facility construction projects and approximately $28.8 million was related to real estate acquisitions, while fixed assets utilized in our store operations accounted for the remaining $5.3 million of capital expenditures.
Of the capital expenditures in the three months ended March 31, 2018, approximately $21.0 million was funded through mortgage financing and approximately $44.7 million was funded through cash from operations and use of our credit facilities.  As of March 31, 2018, commitments for facility construction projects totaled approximately $24.3 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Stock Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2018, we repurchased approximately 1.2 million shares of our Class A common stock for approximately $23.4 million in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. As of March 31, 2018, our total remaining repurchase authorization was approximately $84.2 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists.
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
Dividends
During the three months ended March 31, 2018, our Board of Directors approved a cash dividend of $0.06 per share on all outstanding shares of Class A and Class B common stock as of March 15, 2018, which was paid on April 13, 2018. Subsequent to March 31, 2018, our Board of Directors approved a cash dividend of $0.06 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2018 to be paid on July 13, 2018. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing the 5.0% Notes and the 6.125% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows
Net cash provided by operating activities in the three months ended March 31, 2018 was approximately $54.8 million. This provision of cash was comprised primarily of cash inflows related to a decrease in receivables, offset partially by an increase in inventories and a decrease in notes payable – floor plan – trade. In the three months ended March 31, 2017, net cash provided by operating activities was approximately $79.5 million. This provision of cash was comprised primarily of cash inflows related to a decrease in receivables, offset partially by increases in inventories and other assets and a decrease in notes payable – floor plan – trade.
Net cash used in investing activities in the three months ended March 31, 2018 was approximately $56.1 million. This use of cash was comprised primarily of purchases of land, property and equipment, offset partially by proceeds from the sale of one franchised dealership. Net cash used in investing activities in the three months ended March 31, 2017 was approximately $75.5 million. This use of cash was comprised primarily of purchases of land, property and equipment.
Net cash provided by financing activities in the three months ended March 31, 2018 was approximately $4.1 million. This provision of cash was comprised primarily of proceeds from net borrowings on revolving credit facilities and proceeds from mortgage notes, offset partially by purchases of treasury stock and payments on long-term debt. Net cash used in financing activities in the three months ended March 31, 2017 was approximately $0.5 million. This use of cash was comprised primarily of a decrease in notes payable – floor plan – non-trade, payments on long-term debt and repurchase of debt securities, offset partially by proceeds from issuance of long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $32.9 million and $80.3 million in the three months ended March 31, 2018 and 2017, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $50.8 million and $35.8 million in the three months ended March 31, 2018 and 2017, respectively.
Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof) and the 2016 Credit Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
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
In connection with dealership dispositions and facility relocations, certain of our subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event an assignee or a sublessee does not perform its obligations, we remain liable for the lease payments.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

indemnifications was approximately $5.0 million at both March 31, 2018 and December 31, 2017. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2018.
We also guarantee the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both March 31, 2018 and December 31, 2017.
See Note 8, “Commitments and Contingencies,” to the accompanying condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion regarding these guarantees and indemnification obligations.
Seasonality
Our operations are subject to seasonal variations. The first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand remains stable throughout the year.

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, 2016 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $1.5 billion at March 31, 2018. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $3.1 million in the three months ended March 31, 2018. Of the total change in interest expense, approximately $2.4 million would have resulted from the floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2018 due to the leases containing LIBOR floors which were above the LIBOR rate during the three months ended March 31, 2018.
Sonic also has interest rate cap agreements designated as hedging instruments to limit its exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of these interest rate cap positions at March 31, 2018 was a net asset of approximately $6.7 million, with approximately $6.1 million included in other assets and approximately $0.6 million included in other current assets in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2018, Sonic terminated all its previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which will be amortized into income as a reduction of interest expense, other, net on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate swap and interest rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying condensed consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for discussion of outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Included in other accrued liabilities and other long-term liabilities at March 31, 2018 was approximately $4.5 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.

Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
January 2018	—	$—	—	$107,686
February 2018	1,121	$20.37	1,121	$84,837
March 2018	31	$18.95	31	$84,237
Total	1,152		1,152

(1)
On February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A common stock pursuant to our share repurchase program that we previously announced on January 20, 2016. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
January 2016 authorization	$100,000
February 2017 authorization	100,000
Total active program repurchases prior to March 31, 2018	(115,763)
Current remaining availability as of March 31, 2018	$84,237
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
_______________________________
*  Filed herewith.
**Furnished herewith.

SONIC AUTOMOTIVE, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: April 26, 2018	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: April 26, 2018	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer