Form 10-Q
period 2018-06-30
SONIC AUTOMOTIVE INC
filed 2018-07-27
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2018, there were 30,682,181 shares of the registrant's Class A common stock and 12,029,375 shares of the registrant's Class B common stock outstanding.

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
•changes in vehicle and parts import quotas, duties, tariffs or other restrictions;
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

SONIC AUTOMOTIVE, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,238,571	$1,275,069	$2,419,416	$2,447,001
Used vehicles	762,572	641,891	1,471,618	1,276,364
Wholesale vehicles	53,748	40,765	119,148	87,076
Total vehicles	2,054,891	1,957,725	4,010,182	3,810,441
Parts, service and collision repair	346,754	361,113	698,512	713,156
Finance, insurance and other, net	104,104	86,908	197,829	169,971
Total revenues	2,505,749	2,405,746	4,906,523	4,693,568
Cost of Sales:
New vehicles	(1,181,303)	(1,212,547)	(2,305,349)	(2,326,201)
Used vehicles	(725,263)	(601,856)	(1,397,538)	(1,195,497)
Wholesale vehicles	(57,105)	(42,682)	(126,929)	(90,163)
Total vehicles	(1,963,671)	(1,857,085)	(3,829,816)	(3,611,861)
Parts, service and collision repair	(179,703)	(188,043)	(361,833)	(370,742)
Total cost of sales	(2,143,374)	(2,045,128)	(4,191,649)	(3,982,603)
Gross profit	362,375	360,618	714,874	710,965
Selling, general and administrative expenses	(277,462)	(293,931)	(582,387)	(586,165)
Impairment charges	(10,317)	(2,605)	(13,960)	(3,115)
Depreciation and amortization	(23,949)	(21,911)	(47,692)	(43,065)
Operating income (loss)	50,647	42,171	70,835	78,620
Other income (expense):
Interest expense, floor plan	(11,945)	(9,144)	(22,622)	(17,531)
Interest expense, other, net	(13,375)	(12,764)	(26,831)	(26,172)
Other income (expense), net	17	7	106	(14,495)
Total other income (expense)	(25,303)	(21,901)	(49,347)	(58,198)
Income (loss) from continuing operations before taxes	25,344	20,270	21,488	20,422
Provision for income taxes for continuing operations - benefit (expense)	(8,222)	(7,956)	(6,380)	(8,128)
Income (loss) from continuing operations	17,122	12,314	15,108	12,294
Discontinued operations:
Income (loss) from discontinued operations before taxes	(297)	(301)	(545)	(1,168)
Provision for income taxes for discontinued operations - benefit (expense)	80	119	148	465
Income (loss) from discontinued operations	(217)	(182)	(397)	(703)
Net income (loss)	$16,905	$12,132	$14,711	$11,591
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.40	$0.28	$0.35	$0.27
Earnings (loss) per share from discontinued operations	—	(0.01)	(0.01)	(0.01)
Earnings (loss) per common share	$0.40	$0.27	$0.34	$0.26
Weighted average common shares outstanding	42,662	44,570	42,725	44,680
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.40	$0.27	$0.35	$0.27
Earnings (loss) per share from discontinued operations	(0.01)	—	(0.01)	(0.01)
Earnings (loss) per common share	$0.39	$0.27	$0.34	$0.26
Weighted average common shares outstanding	42,920	44,810	42,948	44,976
Dividends declared per common share	$0.06	$0.05	$0.12	$0.10

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2018	2017	2018	2017
	(Dollars in thousands)
Net income (loss)	$16,905	$12,132	$14,711	$11,591
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	1,197	42	5,203	2,144
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(326)	(16)	(1,418)	(815)
Other comprehensive income (loss)	871	26	3,785	1,329
Comprehensive income (loss)	$17,776	$12,158	$18,496	$12,920

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,154	$6,352
Receivables, net	347,847	482,126
Inventories	1,527,661	1,512,745
Other current assets	26,033	18,574
Total current assets	1,909,695	2,019,797
Property and Equipment, net	1,162,786	1,146,881
Goodwill	510,160	525,780
Other Intangible Assets, net	72,109	74,589
Other Assets	50,064	51,471
Total Assets	$3,704,814	$3,818,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$744,500	$804,238
Notes payable - floor plan - non-trade	720,233	709,098
Trade accounts payable	111,128	129,903
Accrued interest	12,435	12,316
Other accrued liabilities	221,180	237,963
Current maturities of long-term debt	37,786	61,314
Total current liabilities	1,847,262	1,954,832
Long-Term Debt	933,128	963,389
Other Long-Term Liabilities	87,558	61,918
Deferred Income Taxes	49,886	51,619
Commitments and Contingencies	—	—
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 64,126,133 shares issued and 30,682,181 shares outstanding at June 30, 2018; 63,456,698 shares issued and 31,166,205 shares outstanding at December 31, 2017	641	635
Class B common stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2018 and December 31, 2017	121	121
Paid-in capital	739,212	732,854
Retained earnings	638,895	625,356
Accumulated other comprehensive income (loss)	5,092	1,307
Treasury stock, at cost; 33,443,952 Class A common stock shares held at June 30, 2018 and 32,290,493 Class A common stock shares held at December 31, 2017	(596,981)	(573,513)
Total Stockholders’ Equity	786,980	786,760
Total Liabilities and Stockholders’ Equity	$3,704,814	$3,818,518

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	669	6	—	—	—	—	347	—	—	353
Purchases of treasury stock	—	—	(1,154)	(23,468)	—	—	—	—	—	(23,468)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax expense of $1,418	—	—	—	—	—	—	—	—	3,785	3,785
Restricted stock amortization	—	—	—	—	—	—	6,011	—	—	6,011
Net income (loss)	—	—	—	—	—	—	—	14,711	—	14,711
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	3,918	—	3,918
Dividends declared	—	—	—	—	—	—	—	(5,090)	—	(5,090)
Balance at June 30, 2018	64,126	$641	(33,444)	$(596,981)	12,029	$121	$739,212	$638,895	$5,092	$786,980
(1) See Note 1, “Summary of Significant Accounting Policies,” of the notes to the condensed consolidated financial statements for further discussion.

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,711	$11,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	47,689	43,062
Provision for bad debt expense	283	495
Other amortization	310	325
Debt issuance cost amortization	1,217	1,193
Debt discount amortization, net of premium amortization	—	99
Stock-based compensation expense	6,011	5,723
Deferred income taxes	(6,188)	182
Net distributions from equity investee	162	190
Asset impairment charges	13,960	3,115
Loss (gain) on disposal of dealerships and property and equipment	(41,439)	(67)
Loss (gain) on exit of leased dealerships	2,564	1,827
Loss (gain) on retirement of debt	—	14,607
Changes in assets and liabilities that relate to operations:
Receivables	151,391	144,029
Inventories	(73,100)	(51,637)
Other assets	500	(19,837)
Notes payable - floor plan - trade	(59,738)	(48,282)
Trade accounts payable and other liabilities	(20,225)	(13,732)
Total adjustments	23,397	81,292
Net cash provided by (used in) operating activities	38,108	92,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(99,602)	(121,222)
Proceeds from sales of property and equipment	12,584	291
Proceeds from sales of dealerships	122,404	—
Net cash provided by (used in) investing activities	35,386	(120,931)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	11,135	3,722
Borrowings on revolving credit facilities	514,915	44,017
Repayments on revolving credit facilities	(572,519)	(44,017)
Proceeds from issuance of long-term debt	21,072	282,458
Debt issuance costs	(131)	(4,512)
Principal payments and repurchase of long-term debt	(18,344)	(11,051)
Repurchase of debt securities	—	(210,914)
Purchases of treasury stock	(23,468)	(25,948)
Issuance of shares under stock compensation plans	353	46
Dividends paid	(4,705)	(4,481)
Net cash provided by (used in) financing activities	(71,692)	29,320
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,802	1,272
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,352	3,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,154	$4,380

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of interest rate swap and interest rate cap agreements (net of tax expense of $1,418 and $815 in the six months ended June 30, 2018 and 2017, respectively)	$3,785	$1,329
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$48,355	$44,897
Income taxes	$18,682	$12,664

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second, third and fourth quarters. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 as well as several subsequent amendments to amend the accounting guidance on revenue recognition. The amendments to the revenue recognition accounting guidance are included in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments to this standard must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). These amendments are effective for reporting periods beginning after December 15, 2017. On January 1, 2018, Sonic adopted ASC 606 (the “new revenue standard”) using the modified retrospective transition approach applied to contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period. We do not expect the adoption of the new revenue standard to have a material impact on our net income on an ongoing basis.
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

During the implementation process, management evaluated its established business processes, revenue transaction streams and accounting policies, and generally expects similar performance obligations to result under the new revenue standard as compared with prior U.S. GAAP. Management identified its material revenue streams to be (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. As a result of this evaluation during the implementation process, management expects the amounts and timing of revenue recognition to generally remain the same, with the exception of the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”), both of which are subject to accelerated recognition under the new revenue standard. Work in process revenues are recognized over time based on the completed work to date and F&I retro revenues are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, Sonic utilizes this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred. Sonic does not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s).

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cumulative effect of the adjustments to our June 30, 2018 condensed consolidated statements of income and January 1, 2018 condensed consolidated balance sheet for the adoption of ASC 606 were as follows:

	Pre-ASC 606 Results	Effects of Adoption of ASC 606	As Reported
	Three Months Ended		Three Months Ended
Income Statement	June 30, 2018		June 30, 2018
	(In thousands)
Revenues:
Parts, service and collision repair	$349,489	$(2,735)	$346,754
Finance, insurance and other, net	100,737	3,367	104,104
Total revenues	$450,226	$632	$450,858
Cost of Sales:
Parts, service and collision repair	$(180,994)	$1,291	$(179,703)
Selling, general and administrative expenses:
Compensation	$(198,045)	$404	$(197,641)

Operating income (loss):	$48,319	$2,328	$50,647

	Pre-ASC 606 Results	Effects of Adoption of ASC 606	As Reported
	Six Months Ended		Six Months Ended
Income Statement	June 30, 2018		June 30, 2018
	(In thousands)
Revenues:
Parts, service and collision repair	$700,824	$(2,312)	$698,512
Finance, insurance and other, net	193,906	3,923	197,829
Total revenues	$894,730	$1,611	$896,341
Cost of Sales:
Parts, service and collision repair	$(362,837)	$1,004	$(361,833)
Selling, general and administrative expenses:
Compensation	$(383,045)	$367	$(382,678)

Operating income (loss):	$67,853	$2,982	$70,835

Balance Sheet	December 31, 2017	Effects of Adoption of ASC 606	January 1, 2018
		(In thousands)
Assets:
Receivables, net	$482,126	$4,590	$486,716
Contract Assets (1)	—	2,082	2,082
Liabilities:
Other accrued liabilities	$237,963	$(1,286)	$236,677
Deferred income taxes	51,619	(1,468)	50,151
Stockholders’ Equity:
Retained earnings	$625,356	$(3,918)	$621,438

(1)	Contract assets are included in receivables, net in the accompanying condensed consolidated balance sheets.
Receivables, net at June 30, 2018 includes approximately $3.3 million related to work in process and a contract asset of approximately $6.0 million related to F&I retro revenues. Changes in contract assets from January 1, 2018 to June 30, 2018 were primarily due to ordinary business activity.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in ASC 815. This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We do not believe the effects of this ASU will materially impact our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows the reclassification of stranded tax effects, as a result of the Tax Cuts and Jobs Acts of 2017, from accumulated other comprehensive income to retained earnings. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We are currently in the process of evaluating the effects of this ASU on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We are currently in the process of evaluating the effects of this ASU on our consolidated financial statements.
Principles of Consolidation – All of our subsidiaries are wholly owned and consolidated in the accompanying condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
Income Tax Expense – Beginning January 1, 2018, the federal income tax rate changed from 35.0% to 21.0% along with other tax provision changes that affect the deductibility of certain expenses.  Sonic has considered these items in its calculation of income tax amounts as of June 30, 2018 and for the three and six months ended June 30, 2018. The overall effective tax rate from continuing operations was 32.4% and 29.7% for the three and six months ended June 30, 2018, respectively, and 39.3% and 39.8% for the three and six months ended June 30, 2017, respectively. Income tax expense for the three months ended June 30, 2018 includes a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions during the period. Income tax expense for the six months ended June 30, 2018 includes a $0.9 million discrete benefit related to vested or exercised stock compensation, offset partially by a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions during the period. Income tax expense for the three and six months ended June 30, 2017 includes a benefit of approximately $0.2 million and $0.5 million, respectively, as a result of the adoption of ASU 2016-09 which requires all book-tax differences related to the exercise of stock options or vesting of restricted stock or restricted stock units to flow through the provision for income taxes. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26.0% to 28.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.
2. Business Acquisitions and Dispositions
Acquisitions – Sonic did not acquire any businesses during the three and six months ended June 30, 2018 and 2017.
Dispositions – Sonic disposed of six franchised dealerships during the six months ended June 30, 2018 that generated net cash of approximately $122.4 million. In addition to these dispositions, Sonic terminated one luxury franchised dealership and ceased operations at one of our pre-owned stores. Sonic did not dispose of any businesses during the six months ended June 30, 2017.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues and other activities associated with disposed dealerships classified as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income (loss) from operations	$(191)	$(162)	$(330)	$(441)
Lease exit accrual adjustments and charges	(106)	(139)	(215)	(727)
Pre-tax income (loss)	$(297)	$(301)	$(545)	$(1,168)
Total revenues	$—	$—	$—	$—
Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income (loss) from operations	$739	$(829)	$(5,505)	$(2,289)
Gain (loss) on disposal	38,422	—	39,613	(24)
Lease exit accrual adjustments and charges	2	—	(18)	—
Pre-tax income (loss)	$39,163	$(829)	$34,090	$(2,313)
Total revenues	$30,751	$135,231	$108,777	$266,349
3. Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
New vehicles	$1,059,010	$1,017,523
Used vehicles	266,429	294,496
Service loaners	136,844	130,406
Parts, accessories and other	65,378	70,320
Net inventories	$1,527,661	$1,512,745
4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Land	$382,310	$370,828
Building and improvements	943,442	893,768
Software and computer equipment	127,094	147,812
Parts and service equipment	110,027	105,123
Office equipment and fixtures	96,358	96,066
Company vehicles	9,564	9,723
Construction in progress	47,049	54,429
Total, at cost	1,715,844	1,677,749
Less accumulated depreciation	(549,183)	(527,379)
Subtotal	1,166,661	1,150,370
Less assets held for sale (1)	(3,875)	(3,489)
Property and equipment, net	$1,162,786	$1,146,881

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Classified in other current assets in the accompanying condensed consolidated balance sheets.
In the three and six months ended June 30, 2018, capital expenditures were approximately $33.9 million and $99.6 million, respectively, and in the three and six months ended June 30, 2017, capital expenditures were approximately $45.5 million and $121.2 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and pre-owned stores, building improvements and equipment purchased for use in our franchised dealerships and pre-owned stores. Assets held for sale as of June 30, 2018 consists of vacant land that we expect to dispose of in the next 12 months.
Impairment charges for the three and six months ended June 30, 2018 were approximately $10.3 million and $14.0 million, respectively, which include the write-off of certain costs associated with internally developed software as well as the write-off of capitalized costs associated with the abandonment of certain construction projects. Impairment charges for the three and six months ended June 30, 2017 were approximately $2.6 million and $3.1 million, respectively, which include the write-off of goodwill and property and equipment as part of the closure of two pre-owned stores that were purchased in 2016, and the write-off of capitalized costs associated with the abandonment of certain construction projects.
5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $510.2 million and $525.8 million as of June 30, 2018 and December 31, 2017, respectively. The carrying amount of goodwill is net of accumulated impairment losses of approximately $797.6 million as of June 30, 2018 and December 31, 2017. The carrying amount of franchise assets was approximately $67.8 million and $69.9 million as of June 30, 2018 and December 31, 2017, respectively. Changes in the carrying amount of both goodwill and franchise assets are related to the disposition of several franchised dealerships during the six months ended June 30, 2018. At December 31, 2017, Sonic had approximately $4.7 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2018 was approximately $4.3 million. Both franchise assets and favorable lease agreement assets are included in other intangible assets, net in the accompanying condensed consolidated balance sheets.
6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
2016 Revolving Credit Facility (1)	$17,396	$75,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	229,828	199,972
Mortgage notes to finance companies-variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	192,767	219,719
Debt issuance costs	(12,121)	(13,208)
Other	3,771	3,947
Total debt	$970,914	$1,024,703
Less current maturities	(37,786)	(61,314)
Long-term debt	$933,128	$963,389

(1)	The interest rate on the 2016 Revolving Credit Facility (as defined below) was 225 basis points above the London Interbank Offer Rate ("LIBOR") at both June 30, 2018 and December 31, 2017.
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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at Sonic’s option up to $300.0 million upon satisfaction of certain conditions. As of June 30, 2018, the 2016 Revolving Borrowing Base was approximately $220.9 million based on balances as of such date. As of June 30, 2018, Sonic had approximately $17.4 million of outstanding borrowings and approximately $16.4 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $187.1 million under the 2016 Revolving Credit Facility.
The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount of up to $1.015 billion. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.265 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 30% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.
We agreed under the 2016 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on our Class A and Class B Common Stock so long as no event of default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2016 Credit Facilities.
5.0% Notes
On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes, which are scheduled to mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. The 5.0% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. On September 30, 2016, Sonic repurchased approximately $10.7 million of the outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto. Sonic may redeem the remaining outstanding 5.0% Notes, in whole or in part, at any time.
The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of June 30, 2018.
6.125% Notes
On March 10, 2017, Sonic issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes, which are scheduled to mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 6.125% Notes (i) to repurchase all of its then outstanding 7.0% Senior Subordinated Notes due 2022 on March 27, 2017 (the “7.0% Notes”) and (ii) for other general corporate purposes. The 6.125% Notes are guaranteed by Sonic’s domestic operating subsidiaries. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Sonic may redeem the 6.125% Notes, in whole or in part, at any time on or after March 15, 2022.
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock in excess of $0.12 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B Common

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock if Sonic complies with the terms of the indenture governing the 6.125% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of June 30, 2018.
Mortgage Notes
During the six months ended June 30, 2018, Sonic obtained approximately $21.1 million in mortgage financing related to three of its operating locations. As of June 30, 2018, the weighted average interest rate was 4.53% and the total outstanding mortgage principal balance was approximately $422.6 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2018 and 2033.
Covenants
Under the 2016 Credit Facilities, Sonic agreed not to pledge any assets to any third parties (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions.
Sonic was in compliance with the covenants under the 2016 Credit Facilities as of June 30, 2018. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
June 30, 2018 actual	1.13	1.43	5.05
The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.
After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of June 30, 2018, Sonic had approximately $142.5 million of net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants under its debt agreements as of June 30, 2018.
In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2018, the ratio was 3.49  to 1.00.
Derivative Instruments and Hedging Activities
Sonic has interest rate cap agreements designated as hedging instruments to limit its exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of these interest rate cap positions at June 30, 2018 was a net asset of approximately $8.0 million, with approximately $6.7 million included in other assets and approximately $1.3 million included in other current assets in the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2018, Sonic terminated all of its previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which will be amortized into income as a reduction of interest expense, other, net on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate swap and interest rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying condensed consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

(2)	The one-month LIBOR rate was approximately 2.090% at June 30, 2018.

The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the difference between interest paid and interest received) related to interest rate caps and interest rate swaps was approximately zero and $0.1 million for the three and six months ended June 30, 2018, respectively, $0.7 million and $1.9 million for the three and six months ended June 30, 2017, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income, and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $1.8 million.
7. Per Share Data and Stockholders’ Equity
The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans and Class A Common Stock purchase warrants. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following tables illustrate the dilutive effect of such items on earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	42,662	$17,122		$(217)		$16,905
Effect of participating securities:
Non-vested restricted stock		(3)		—		(3)
Basic earnings (loss) and shares	42,662	$17,119	$0.40	$(217)	$—	$16,902	$0.40
Effect of dilutive securities:
Stock compensation plans	258
Diluted earnings (loss) and shares	42,920	$17,119	$0.40	$(217)	$(0.01)	$16,902	$0.39

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	44,570	$12,314		$(182)		$12,132
Effect of participating securities:
Non-vested restricted stock		(9)		—		(9)
Basic earnings (loss) and shares	44,570	$12,305	$0.28	$(182)	$(0.01)	$12,123	$0.27
Effect of dilutive securities:
Stock compensation plans	240
Diluted earnings (loss) and shares	44,810	$12,305	$0.27	$(182)	$—	$12,123	$0.27

	Six Months Ended June 30, 2018
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	42,725	$15,108		$(397)		$14,711
Effect of participating securities:
Non-vested restricted stock		(5)		—		(5)
Basic earnings (loss) and shares	42,725	$15,103	$0.35	$(397)	$(0.01)	$14,706	$0.34
Effect of dilutive securities:
Stock compensation plans	223
Diluted earnings (loss) and shares	42,948	$15,103	$0.35	$(397)	$(0.01)	$14,706	$0.34

	Six Months Ended June 30, 2017
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	44,680	$12,294		$(703)		$11,591
Effect of participating securities:
Non-vested restricted stock		(9)		—		(9)
Basic earnings (loss) and shares	44,680	$12,285	$0.27	$(703)	$(0.01)	$11,582	$0.26
Effect of dilutive securities:
Stock compensation plans	296
Diluted earnings (loss) and shares	44,976	$12,285	$0.27	$(703)	$(0.01)	$11,582	$0.26

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies
Lease Exit Accruals
The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a store is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of June 30, 2018, we had approximately $7.6 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.
A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2017	$6,478
Lease exit expense (1)	2,564
Payments (2)	(1,488)
Balance at June 30, 2018	$7,554

(1)
Expense of approximately $2.3 million is recorded in selling, general and administrative expenses and expense of approximately $0.1 million is recorded in interest expense, other, net in the accompanying condensed consolidated statements of income. In addition, expense of approximately $0.2 million is recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.

(2)
Amount is recorded as an offset to rent expense, with approximately $0.5 million recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income and approximately $1.0 million recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.

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
Included in other accrued liabilities and other long-term liabilities at June 30, 2018 was approximately $4.7 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2017 was approximately $3.0 million and $0.2 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $17.0 million and $5.0 million at June 30, 2018 and December 31, 2017, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2018.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both June 30, 2018 and December 31, 2017.
Earnout Consideration
In association with the acquisition of a business in the three months ended September 30, 2017, Sonic entered into an earnout agreement whereby the seller may be entitled to certain variable earnout payments, subject to certain restrictions, based on the acquired business achieving specified earnings targets over a 10-year period, not to exceed a maximum aggregate earnout payment of $80.0 million. Sonic will recognize the accrual of any such variable earnout payments as compensation expense as earned. Sonic had recorded approximately $23.3 million in earnout accruals as of June 30, 2018, with approximately $7.7 million and $15.6 million recorded in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2018	December 31, 2017
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$33,996	$33,747
Cash flow swaps and interest rate caps designated as hedges (2)	8,013	5,968
Total assets	$42,009	$39,715

Liabilities:
Cash flow swaps and interest rate caps designated as hedges (3)	$—	$1,286
Deferred compensation plan (4)	19,454	18,417
Total liabilities	$19,454	$19,703

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.

(2)
As of June 30, 2018, approximately $1.3 million and $6.7 million were included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2017, approximately $0.9 million and $5.1 million were included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets.

(3)
As of December 31, 2017, approximately $1.0 million and $0.3 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(4)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

There were no instances during the six months ended June 30, 2018 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheet as of June 30, 2018 has not changed since December 31, 2017. These assets will be evaluated as of the annual valuation assessment date of October 1, 2018 or as events or changes in circumstances require.
As of June 30, 2018 and December 31, 2017, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At June 30, 2018 and December 31, 2017, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
5.0% Notes (1)	$276,979	$289,273	$279,148	$289,273
6.125% Notes (1)	$235,625	$250,000	$248,750	$250,000
Mortgage Notes (2)	$233,373	$229,828	$203,031	$199,972
Other (2)	$3,602	$3,771	$3,760	$3,947

(1)	As determined by market quotations as of June 30, 2018 and December 31, 2017, respectively (Level 1).

(2)	As determined by discounted cash flows (Level 3).

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2017	$1,750	$(443)	$1,307
Other comprehensive income (loss) before reclassifications (1)	3,664	—	3,664
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	121	—	121
Net current-period other comprehensive income (loss)	3,785	—	3,785
Balance at June 30, 2018	$5,535	$(443)	$5,092

(1)	Net of tax expense of $1,373.

(2)	Net of tax expense of $45.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2017.
11. Segment Information
As of June 30, 2018, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) stand-alone pre-owned vehicle specialty retail locations that buy and sell used vehicles, perform vehicle repair and maintenance services, and arrange finance and insurance products under the EchoPark and other pre-owned brands (the “Pre-Owned Stores Segment”).
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
Reportable segment revenues and segment income (loss) for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Franchised Dealerships Segment	$2,325,583	$2,356,692	$4,594,852	$4,602,717
Pre-Owned Stores Segment	180,166	49,054	311,671	90,851
Total consolidated revenues	$2,505,749	$2,405,746	$4,906,523	$4,693,568

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$66,049	$40,598	$89,885	$74,067
Pre-Owned Stores Segment (3)	(27,347)	(7,571)	(41,672)	(12,978)
Total segment income (loss)	38,702	33,027	48,213	61,089
Interest expense, other, net	(13,375)	(12,764)	(26,831)	(26,172)
Other income (expense), net	17	7	106	(14,495)
Income (loss) from continuing operations before taxes	$25,344	$20,270	$21,488	$20,422

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

(2)
For the three months ended June 30, 2018, the above amount includes a benefit of approximately $38.0 million of net gain on the disposal of franchised dealerships and approximately $2.6 million of lease exit benefit, offset partially by approximately $3.1 million of storm-related physical damage and legal costs and approximately $10.3 million of impairment expense. For the three months ended June 30, 2017, the above amount includes approximately $5.6 million of storm-related physical damage and legal costs and approximately $0.3 million of lease exit charges.

For the six months ended June 30, 2018, the above amount includes a benefit of approximately $39.2 million of net gain on the disposal of franchised dealerships, offset partially by approximately $4.6 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges and approximately $14.0 million of impairment expense. For the six months ended June 30, 2017, the above amount includes approximately $6.9 million of storm-related physical damage and legal costs and approximately $0.3 million of lease exit charges.

(3)
For the three months ended June 30, 2018, the above amount includes approximately $23.3 million of non-recurring compensation-related charges. For the three months ended June 30, 2017, the above amount includes approximately $0.7 million of lease exit charges.

For the six months ended June 30, 2018, the above amount includes approximately $32.5 million of non-recurring compensation-related charges. For the six months ended June 30, 2017, the above amount includes approximately $0.7 million of lease exit charges.

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
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As of June 30, 2018, we operated 107 new vehicle franchises in 13 states (representing 23 different brands of cars and light trucks), 15 collision repair centers and nine pre-owned stores. As a result of the way we manage our business, we had two operating segments as of June 30, 2018: (1) Franchised Dealerships Segment and (2) Pre-Owned Stores Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2018, we operated 96 stores in the Franchised Dealerships Segment and nine stores in the Pre-Owned Stores Segment.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. The Pre-Owned Stores Segment provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in stand-alone pre-owned vehicle specialty retail locations and includes our EchoPark branded stores. Our pre-owned stores business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of June 30, 2018, we had six EchoPark stores in operation in Colorado and two EchoPark stores and one additional pre-owned store in Texas. By the end of 2018, we expect to open three to four additional EchoPark stores in North Carolina and Texas. We believe that the expansion of our pre-owned stores business will provide long-term benefits to our Company, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.
Executive Summary
The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) increased 3.6% to 17.2 million vehicles in the three months ended June 30, 2018, from 16.6 million vehicles in the three months ended June 30, 2017, according to data from Bloomberg Financial Markets, provided by Stephens Inc. The SAAR increased 1.2% to 17.1 million vehicles in the six months ended June 30, 2018, compared to 16.9 million vehicles in the six months ended June 30, 2017, according to Bloomberg Financial Markets, via Stephens Inc. For 2018, analysts’ average industry expectation for the new vehicle SAAR is approximately 16.8 million vehicles. We currently estimate the 2018 new vehicle SAAR will be between 16.8 million and 17.0 million vehicles. Changes in consumer confidence, replacement demand as a result of natural disasters, availability of consumer financing, manufacturer inventory production levels or incentive levels from the automotive manufacturers could cause actual 2018 new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our current operational focus is to grow our retail new vehicle sales (as opposed to fleet new vehicle sales, which is a minimal part of our business), and, as a result, we believe it is appropriate to compare our new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 13.6 million vehicles for the three months ended June 30, 2018, an increase of 0.7% from the prior year period, and 13.5 million vehicles for the six months ended June 30, 2018, a decrease of 0.7% from the prior year period.
As a result of the disposition, termination or closure of several franchised dealership stores since June 30, 2017, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2018 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and pre-owned stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
Same store retail new vehicle revenue increased 1.6% and 2.2% during the three and six months ended June 30, 2018, respectively, driven by an increase in average selling prices. New vehicle gross profit decreased 6.3% and 3.9% during the three and six months ended June 30, 2018, respectively, primarily due to lower new vehicle unit sales volume. New vehicle gross profit per unit decreased $98 per unit, or 5.0%, to $1,877 per unit in the three months ended June 30, 2018, and decreased $59 per unit, or 3.0%, to $1,930 per unit in the six months ended June 30, 2018. Beginning in the second quarter of 2018, new vehicle gross profit per unit at our BMW and Honda dealerships was significantly lower than expected due primarily to lower manufacturer-to-dealer incentives on certain models. We believe we will continue to see margin pressure in these brands through the third quarter of 2018; however, we are optimistic that support from our manufacturer partners and highly anticipated new model releases from BMW in the fourth quarter of 2018 will drive consumer demand and increased profitability on new vehicle unit sales.
Same store retail used vehicle revenue increased 8.9% and 6.1% during the three and six months ended June 30, 2018, respectively. Our retail used vehicle unit sales volume increased 7.9% and 5.3% during the three and six months ended June 30, 2018, respectively, primarily driven by increased volumes at our pre-owned stores. Retail used vehicle gross profit increased 0.9% during the three months ended June 30, 2018, primarily driven by an increase in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased 4.3% during the six months ended June 30, 2018, primarily driven by a decrease in retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $83 per unit, or 6.5%, to $1,197 per unit in the three months ended June 30, 2018 and decreased $118 per unit, or 9.1%, to $1,178 per unit in the six months ended June 30, 2018, driven primarily by a shift in pricing strategy at our pre-owned stores which reduces front-end gross profit per unit but increases unit sales volume and F&I gross, more than offsetting the decrease in front-end gross profit. Same store wholesale vehicle gross loss increased approximately $1.8 million and $5.3 million during the three and six months ended June 30, 2018, respectively, primarily driven by market pricing declines, inventory supply and allocation challenges related to the Houston market that negatively impacted the first quarter of 2018. We focus on maintaining used vehicle inventory days’ supply in the 30 to 40 day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 29 and 39 days as of June 30, 2018 and 2017, respectively.
Same store Fixed Operations revenue decreased 0.2% during the three months ended June 30, 2018, and increased 0.6% during the six months ended June 30, 2018. Fixed Operations gross profit increased 1.1% and 1.6% during the three and six months ended June 30, 2018, respectively. Fixed Operations gross margin increased 60 basis points, to 48.4%, during the three months ended June 30, 2018 and increased 50 basis points, to 48.3%, during the six months ended June 30, 2018. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of manufacturer recall and warranty activity could negatively impact our Fixed Operations results in the future.
Same store F&I revenue increased 12.3% and 9.2% during the three and six months ended June 30, 2018, respectively, driven by an 8.4% and 6.5% increase in F&I gross profit per retail unit and a 3.5% and 2.6% increase in combined retail new and used vehicle unit sales volume during the three and six months ended June 30, 2018, respectively. F&I gross profit per retail unit increased $115 per unit, or 8.4%, to $1,481 per unit, for the three months ended June 30, 2018 and increased $89 per unit, or 6.5%, to $1,456 per unit, for the six months ended June 30, 2018. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to maximize gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2018	2017	2018	2017
Luxury:
BMW	19.3%	18.7%	19.2%	19.1%
Mercedes	11.1%	10.5%	11.0%	10.6%
Audi	6.6%	5.7%	6.4%	5.3%
Lexus	6.1%	5.9%	5.7%	5.7%
Land Rover	4.3%	3.2%	4.6%	3.5%
Porsche	2.4%	2.8%	2.4%	2.5%
Cadillac	2.3%	2.8%	2.4%	2.8%
MINI	1.3%	1.6%	1.3%	1.5%
Other luxury (1)	3.1%	2.6%	2.9%	2.7%
Total Luxury	56.5%	53.8%	55.9%	53.7%
Mid-line Import:
Honda	17.1%	18.4%	17.4%	18.6%
Toyota	10.4%	13.1%	10.6%	12.6%
Volkswagen	2.1%	1.7%	2.1%	1.7%
Hyundai	1.6%	1.7%	1.5%	1.6%
Other imports (2)	1.9%	1.3%	1.8%	1.3%
Total Mid-line Import	33.1%	36.2%	33.4%	35.8%
Domestic:
Ford	5.6%	6.0%	6.0%	6.2%
General Motors (3)	4.8%	4.0%	4.7%	4.3%
Total Domestic	10.4%	10.0%	10.7%	10.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes Volvo, Acura, Infiniti and Jaguar.

(2)	Includes Nissan, Kia and Subaru.

(3)	Includes Buick, Chevrolet and GMC.
Results of Operations
As a result of the disposition, termination or closure of several franchised dealership stores since June 30, 2017, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2018 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and pre-owned stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of vehicles)	2018	2017	% Change	2018	2017	% Change
Retail SAAR (1)	13.6	13.5	0.7%	13.5	13.6	(0.7)%
Fleet SAAR	3.6	3.1	16.1%	3.6	3.3	9.1%
Total SAAR (2)	17.2	16.6	3.6%	17.1	16.9	1.2%

(1)	Source: PIN from J.D. Power

(2)	Source: Bloomberg Financial Markets, provided by Stephens Inc.
The following tables provide a reconciliation of consolidated same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,218,895	$1,199,305	$19,590	1.6%
Acquisitions, open points and dispositions	19,676	75,764	(56,088)	NM
Total as reported	$1,238,571	$1,275,069	$(36,498)	(2.9)%
Total new vehicle gross profit:
Same store	$56,911	$60,723	$(3,812)	(6.3)%
Acquisitions, open points and dispositions	357	1,799	(1,442)	NM
Total as reported	$57,268	$62,522	$(5,254)	(8.4)%
Total new vehicle unit sales:
Same store	30,314	30,749	(435)	(1.4)%
Acquisitions, open points and dispositions	563	2,399	(1,836)	NM
Total as reported	30,877	33,148	(2,271)	(6.9)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,352,999	$2,301,260	$51,739	2.2%
Acquisitions, open points and dispositions	66,417	145,741	(79,324)	NM
Total as reported	$2,419,416	$2,447,001	$(27,585)	(1.1)%
Total new vehicle gross profit:
Same store	$112,719	$117,299	$(4,580)	(3.9)%
Acquisitions, open points and dispositions	1,348	3,501	(2,153)	NM
Total as reported	$114,067	$120,800	$(6,733)	(5.6)%
Total new vehicle unit sales:
Same store	58,404	58,973	(569)	(1.0)%
Acquisitions, open points and dispositions	1,973	4,670	(2,697)	NM
Total as reported	60,377	63,643	(3,266)	(5.1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,238,571	$1,275,069	$(36,498)	(2.9)%
Gross profit	$57,268	$62,522	$(5,254)	(8.4)%
Unit sales	30,877	33,148	(2,271)	(6.9)%
Revenue per unit	$40,113	$38,466	$1,647	4.3%
Gross profit per unit	$1,855	$1,886	$(31)	(1.6)%
Gross profit as a % of revenue	4.6%	4.9%	(30)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$2,419,416	$2,447,001	$(27,585)	(1.1)%
Gross profit	$114,067	$120,800	$(6,733)	(5.6)%
Unit sales	60,377	63,643	(3,266)	(5.1)%
Revenue per unit	$40,072	$38,449	$1,623	4.2%
Gross profit per unit	$1,889	$1,898	$(9)	(0.5)%
Gross profit as a % of revenue	4.7%	4.9%	(20)	bps
Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,218,895	$1,199,305	$19,590	1.6%
Gross profit	$56,911	$60,723	$(3,812)	(6.3)%
Unit sales	30,314	30,749	(435)	(1.4)%
Revenue per unit	$40,209	$39,003	$1,206	3.1%
Gross profit per unit	$1,877	$1,975	$(98)	(5.0)%
Gross profit as a % of revenue	4.7%	5.1%	(40)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$2,352,999	$2,301,260	$51,739	2.2%
Gross profit	$112,719	$117,299	$(4,580)	(3.9)%
Unit sales	58,404	58,973	(569)	(1.0)%
Revenue per unit	$40,288	$39,022	$1,266	3.2%
Gross profit per unit	$1,930	$1,989	$(59)	(3.0)%
Gross profit as a % of revenue	4.8%	5.1%	(30)	bps

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$653,646	$600,181	$53,465	8.9%
Acquisitions, open points and dispositions	108,926	41,710	67,216	NM
Total as reported	$762,572	$641,891	$120,681	18.8%
Total used vehicle gross profit:
Same store	$36,396	$36,062	$334	0.9%
Acquisitions, open points and dispositions	913	3,973	(3,060)	NM
Total as reported	$37,309	$40,035	$(2,726)	(6.8)%
Total used vehicle unit sales:
Same store	30,395	28,165	2,230	7.9%
Acquisitions, open points and dispositions	5,384	2,371	3,013	NM
Total as reported	35,779	30,536	5,243	17.2%

NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,266,307	$1,193,826	$72,481	6.1%
Acquisitions, open points and dispositions	205,311	82,538	122,773	NM
Total as reported	$1,471,618	$1,276,364	$195,254	15.3%
Total used vehicle gross profit:
Same store	$69,588	$72,738	$(3,150)	(4.3)%
Acquisitions, open points and dispositions	4,492	8,129	(3,637)	NM
Total as reported	$74,080	$80,867	$(6,787)	(8.4)%
Total used vehicle unit sales:
Same store	59,064	56,111	2,953	5.3%
Acquisitions, open points and dispositions	10,454	4,797	5,657	NM
Total as reported	69,518	60,908	8,610	14.1%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$762,572	$641,891	$120,681	18.8%
Gross profit	$37,309	$40,035	$(2,726)	(6.8)%
Unit sales	35,779	30,536	5,243	17.2%
Revenue per unit	$21,313	$21,021	$292	1.4%
Gross profit per unit	$1,043	$1,311	$(268)	(20.4)%
Gross profit as a % of revenue	4.9%	6.2%	(130)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,471,618	$1,276,364	$195,254	15.3%
Gross profit	$74,080	$80,867	$(6,787)	(8.4)%
Unit sales	69,518	60,908	8,610	14.1%
Revenue per unit	$21,169	$20,956	$213	1.0%
Gross profit per unit	$1,066	$1,328	$(262)	(19.7)%
Gross profit as a % of revenue	5.0%	6.3%	(130)	bps

Our consolidated same store used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$653,646	$600,181	$53,465	8.9%
Gross profit	$36,396	$36,062	$334	0.9%
Unit sales	30,395	28,165	2,230	7.9%
Revenue per unit	$21,505	$21,309	$196	0.9%
Gross profit per unit	$1,197	$1,280	$(83)	(6.5)%
Gross profit as a % of revenue	5.6%	6.0%	(40)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,266,307	$1,193,826	$72,481	6.1%
Gross profit	$69,588	$72,738	$(3,150)	(4.3)%
Unit sales	59,064	56,111	2,953	5.3%
Revenue per unit	$21,440	$21,276	$164	0.8%
Gross profit per unit	$1,178	$1,296	$(118)	(9.1)%
Gross profit as a % of revenue	5.5%	6.1%	(60)	bps

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$49,160	$37,796	$11,364	30.1%
Acquisitions, open points and dispositions	4,588	2,969	1,619	NM
Total as reported	$53,748	$40,765	$12,983	31.8%
Total wholesale vehicle gross profit (loss):
Same store	$(3,455)	$(1,692)	$(1,763)	(104.2)%
Acquisitions, open points and dispositions	98	(225)	323	NM
Total as reported	$(3,357)	$(1,917)	$(1,440)	(75.1)%
Total wholesale vehicle unit sales:
Same store	7,644	7,092	552	7.8%
Acquisitions, open points and dispositions	798	691	107	NM
Total as reported	8,442	7,783	659	8.5%

NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$109,225	$80,848	$28,377	35.1%
Acquisitions, open points and dispositions	9,923	6,228	3,695	NM
Total as reported	$119,148	$87,076	$32,072	36.8%
Total wholesale vehicle gross profit (loss):
Same store	$(7,906)	$(2,627)	$(5,279)	(201.0)%
Acquisitions, open points and dispositions	125	(460)	585	NM
Total as reported	$(7,781)	$(3,087)	$(4,694)	(152.1)%
Total wholesale vehicle unit sales:
Same store	16,440	14,619	1,821	12.5%
Acquisitions, open points and dispositions	1,682	1,471	211	NM
Total as reported	18,122	16,090	2,032	12.6%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$53,748	$40,765	$12,983	31.8%
Gross profit (loss)	$(3,357)	$(1,917)	$(1,440)	(75.1)%
Unit sales	8,442	7,783	659	8.5%
Revenue per unit	$6,367	$5,238	$1,129	21.6%
Gross profit (loss) per unit	$(398)	$(246)	$(152)	(61.8)%
Gross profit (loss) as a % of revenue	(6.2)%	(4.7)%	(150)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$119,148	$87,076	$32,072	36.8%
Gross profit (loss)	$(7,781)	$(3,087)	$(4,694)	(152.1)%
Unit sales	18,122	16,090	2,032	12.6%
Revenue per unit	$6,575	$5,412	$1,163	21.5%
Gross profit (loss) per unit	$(429)	$(192)	$(237)	(123.4)%
Gross profit (loss) as a % of revenue	(6.5)%	(3.5)%	(300)	bps

Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$49,160	$37,796	$11,364	30.1%
Gross profit (loss)	$(3,455)	$(1,692)	$(1,763)	(104.2)%
Unit sales	7,644	7,092	552	7.8%
Revenue per unit	$6,431	$5,329	$1,102	20.7%
Gross profit (loss) per unit	$(452)	$(239)	$(213)	(89.1)%
Gross profit (loss) as a % of revenue	(7.0)%	(4.5)%	(250)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$109,225	$80,848	$28,377	35.1%
Gross profit (loss)	$(7,906)	$(2,627)	$(5,279)	(201.0)%
Unit sales	16,440	14,619	1,821	12.5%
Revenue per unit	$6,644	$5,530	$1,114	20.1%
Gross profit (loss) per unit	$(481)	$(180)	$(301)	(167.2)%
Gross profit (loss) as a % of revenue	(7.2)%	(3.2)%	(400)	bps

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

Fixed Operations - Consolidated
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

We believe that over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term, we have the ability to continue to add service capacity at our stores to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

The following tables provide a reconciliation of consolidated same store basis and reported basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$341,155	$341,709	$(554)	(0.2)%
Acquisitions, open points and dispositions	5,599	19,404	(13,805)	NM
Total as reported	$346,754	$361,113	$(14,359)	(4.0)%
Total Fixed Operations gross profit:
Same store	$165,088	$163,262	$1,826	1.1%
Acquisitions, open points and dispositions	1,963	9,808	(7,845)	NM
Total as reported	$167,051	$173,070	$(6,019)	(3.5)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$677,865	$674,025	$3,840	0.6%
Acquisitions, open points and dispositions	20,647	39,131	(18,484)	NM
Total as reported	$698,512	$713,156	$(14,644)	(2.1)%
Total Fixed Operations gross profit:
Same store	$327,590	$322,372	$5,218	1.6%
Acquisitions, open points and dispositions	9,089	20,042	(10,953)	NM
Total as reported	$336,679	$342,414	$(5,735)	(1.7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$140,351	$139,194	$1,157	0.8%
Warranty	63,888	72,661	(8,773)	(12.1)%
Wholesale parts	40,844	42,806	(1,962)	(4.6)%
Internal, sublet and other	101,671	106,452	(4,781)	(4.5)%
Total revenue	$346,754	$361,113	$(14,359)	(4.0)%
Gross profit
Customer pay	$75,100	$74,344	$756	1.0%
Warranty	35,871	40,319	(4,448)	(11.0)%
Wholesale parts	6,900	7,331	(431)	(5.9)%
Internal, sublet and other	49,180	51,076	(1,896)	(3.7)%
Total gross profit	$167,051	$173,070	$(6,019)	(3.5)%
Gross profit as a % of revenue
Customer pay	53.5%	53.4%	10	bps
Warranty	56.1%	55.5%	60	bps
Wholesale parts	16.9%	17.1%	(20)	bps
Internal, sublet and other	48.4%	48.0%	40	bps
Total gross profit as a % of revenue	48.2%	47.9%	30	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$282,706	$277,328	$5,378	1.9%
Warranty	131,489	142,579	(11,090)	(7.8)%
Wholesale parts	83,345	86,087	(2,742)	(3.2)%
Internal, sublet and other	200,972	207,162	(6,190)	(3.0)%
Total revenue	$698,512	$713,156	$(14,644)	(2.1)%
Gross profit
Customer pay	$151,449	$147,784	$3,665	2.5%
Warranty	73,772	78,989	(5,217)	(6.6)%
Wholesale parts	14,165	14,881	(716)	(4.8)%
Internal, sublet and other	97,293	100,760	(3,467)	(3.4)%
Total gross profit	$336,679	$342,414	$(5,735)	(1.7)%
Gross profit as a % of revenue
Customer pay	53.6%	53.3%	30	bps
Warranty	56.1%	55.4%	70	bps
Wholesale parts	17.0%	17.3%	(30)	bps
Internal, sublet and other	48.4%	48.6%	(20)	bps
Total gross profit as a % of revenue	48.2%	48.0%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$139,871	$131,447	$8,424	6.4%
Warranty	63,709	69,369	(5,660)	(8.2)%
Wholesale parts	40,288	40,779	(491)	(1.2)%
Internal, sublet and other	97,287	100,114	(2,827)	(2.8)%
Total revenue	$341,155	$341,709	$(554)	(0.2)%
Gross profit
Customer pay	$74,910	$69,979	$4,931	7.0%
Warranty	35,667	38,582	(2,915)	(7.6)%
Wholesale parts	6,837	6,996	(159)	(2.3)%
Internal, sublet and other	47,674	47,705	(31)	(0.1)%
Total gross profit	$165,088	$163,262	$1,826	1.1%
Gross profit as a % of revenue
Customer pay	53.6%	53.2%	40	bps
Warranty	56.0%	55.6%	40	bps
Wholesale parts	17.0%	17.2%	(20)	bps
Internal, sublet and other	49.0%	47.7%	130	bps
Total gross profit as a % of revenue	48.4%	47.8%	60	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$276,278	$262,639	$13,639	5.2%
Warranty	129,554	135,041	(5,487)	(4.1)%
Wholesale parts	81,400	81,770	(370)	(0.5)%
Internal, sublet and other	190,633	194,575	(3,942)	(2.0)%
Total revenue	$677,865	$674,025	$3,840	0.6%
Gross profit
Customer pay	$148,092	$139,662	$8,430	6.0%
Warranty	72,502	74,764	(2,262)	(3.0)%
Wholesale parts	13,872	14,173	(301)	(2.1)%
Internal, sublet and other	93,124	93,773	(649)	(0.7)%
Total gross profit	$327,590	$322,372	$5,218	1.6%
Gross profit as a % of revenue
Customer pay	53.6%	53.2%	40	bps
Warranty	56.0%	55.4%	60	bps
Wholesale parts	17.0%	17.3%	(30)	bps
Internal, sublet and other	48.8%	48.2%	60	bps
Total gross profit as a % of revenue	48.3%	47.8%	50	bps

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$89,344	$79,575	$9,769	12.3%
Acquisitions, open points and dispositions	14,760	7,333	7,427	NM
Total as reported	$104,104	$86,908	$17,196	19.8%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,481	$1,366	$115	8.4%
Total as reported	$1,572	$1,379	$193	14.0%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$169,985	$155,646	$14,339	9.2%
Acquisitions, open points and dispositions	27,844	14,325	13,519	NM
Total as reported	$197,829	$169,971	$27,858	16.4%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,456	$1,367	$89	6.5%
Total as reported	$1,532	$1,379	$153	11.1%
NM = Not Meaningful

Our consolidated reported F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$104,104	$86,908	$17,196	19.8%
Gross profit per retail unit (excludes fleet)	1,572	1,379	193	14.0%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$197,829	$169,971	$27,858	16.4%
Gross profit per retail unit (excludes fleet)	1,532	1,379	153	11.1%

Our consolidated same store F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same store F&I:
Revenue	$89,344	$79,575	$9,769	12.3%
Gross profit per retail unit (excludes fleet)	1,481	1,366	115	8.4%

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same store F&I:
Revenue	$169,985	$155,646	$14,339	9.2%
Gross profit per retail unit (excludes fleet)	1,456	1,367	89	6.5%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I - Pre-Owned Stores Segment” in the Franchised Dealerships Segment and Pre-Owned Stores Segment sections below.

Results of Operations - Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealership stores since June 30, 2017, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2018 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
New Vehicles – Franchised Dealerships Segment

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet customer demands. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced/economy vehicles to luxury vehicles.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,218,895	$1,199,305	$19,590	1.6%
Acquisitions, open points and dispositions	19,676	75,764	(56,088)	NM
Total as reported	$1,238,571	$1,275,069	$(36,498)	(2.9)%
Total new vehicle gross profit:
Same store	$56,911	$60,723	$(3,812)	(6.3)%
Acquisitions, open points and dispositions	357	1,799	(1,442)	NM
Total as reported	$57,268	$62,522	$(5,254)	(8.4)%
Total new vehicle unit sales:
Same store	30,314	30,749	(435)	(1.4)%
Acquisitions, open points and dispositions	563	2,399	(1,836)	NM
Total as reported	30,877	33,148	(2,271)	(6.9)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,352,999	$2,301,260	$51,739	2.2%
Acquisitions, open points and dispositions	66,417	145,741	(79,324)	NM
Total as reported	$2,419,416	$2,447,001	$(27,585)	(1.1)%
Total new vehicle gross profit:
Same store	$112,719	$117,299	$(4,580)	(3.9)%
Acquisitions, open points and dispositions	1,348	3,501	(2,153)	NM
Total as reported	$114,067	$120,800	$(6,733)	(5.6)%
Total new vehicle unit sales:
Same store	58,404	58,973	(569)	(1.0)%
Acquisitions, open points and dispositions	1,973	4,670	(2,697)	NM
Total as reported	60,377	63,643	(3,266)	(5.1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,238,571	$1,275,069	$(36,498)	(2.9)%
Gross profit	$57,268	$62,522	$(5,254)	(8.4)%
Unit sales	30,877	33,148	(2,271)	(6.9)%
Revenue per unit	$40,113	$38,466	$1,647	4.3%
Gross profit per unit	$1,855	$1,886	$(31)	(1.6)%
Gross profit as a % of revenue	4.6%	4.9%	(30)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$2,419,416	$2,447,001	$(27,585)	(1.1)%
Gross profit	$114,067	$120,800	$(6,733)	(5.6)%
Unit sales	60,377	63,643	(3,266)	(5.1)%
Revenue per unit	$40,072	$38,449	$1,623	4.2%
Gross profit per unit	$1,889	$1,898	$(9)	(0.5)%
Gross profit as a % of revenue	4.7%	4.9%	(20)	bps

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,218,895	$1,199,305	$19,590	1.6%
Gross profit	$56,911	$60,723	$(3,812)	(6.3)%
Unit sales	30,314	30,749	(435)	(1.4)%
Revenue per unit	$40,209	$39,003	$1,206	3.1%
Gross profit per unit	$1,877	$1,975	$(98)	(5.0)%
Gross profit as a % of revenue	4.7%	5.1%	(40)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$2,352,999	$2,301,260	$51,739	2.2%
Gross profit	$112,719	$117,299	$(4,580)	(3.9)%
Unit sales	58,404	58,973	(569)	(1.0)%
Revenue per unit	$40,288	$39,022	$1,266	3.2%
Gross profit per unit	$1,930	$1,989	$(59)	(3.0)%
Gross profit as a % of revenue	4.8%	5.1%	(30)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franchised Dealerships Segment New Vehicles - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
New vehicle revenue increased 1.6% due to higher average selling prices, while new vehicle unit sales volume decreased 1.4%, driven primarily by decreases in new vehicle unit sales volume at our Toyota, Honda and BMW dealerships, offset partially by increases in new vehicle unit sales volume at our GM (excluding Cadillac), Land Rover and Volkswagen dealerships. New vehicle gross profit decreased approximately $3.8 million, or 6.3%, primarily driven by decreases in new vehicle gross profit at our BMW, Honda and Toyota dealerships, offset partially by increases in new vehicle gross profit at our Land Rover, Lexus and GM (excluding Cadillac) dealerships. Gross profit per new unit decreased $98 per unit, or 5.0%, primarily driven by decreases in gross profit per new unit at our Honda, BMW and Toyota dealerships, offset partially by increases in gross profit per new unit at our Land Rover, Lexus and GM (excluding Cadillac) dealerships. Beginning in the second quarter of 2018, new vehicle gross profit per unit at our BMW and Honda dealerships was significantly lower than expected due primarily to lower manufacturer-to-dealer incentives on certain models. We believe we will continue to see margin pressure in these brands through the third quarter of 2018; however, we are optimistic that support from our manufacturer partners and highly anticipated new model releases from BMW in the fourth quarter of 2018 will drive consumer demand and increased profitability on new vehicle unit sales.
Franchised Dealerships Segment New Vehicles - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
New vehicle revenue increased 2.2% and our new vehicle unit sales volume decreased 1.0%, driven primarily by decreases in new vehicle unit sales volume at our Honda, BMW and Toyota dealerships, offset partially by increases in new vehicle unit sales volume at our GM (excluding Cadillac), Land Rover and Audi dealerships. New vehicle gross profit decreased approximately $4.6 million, or 3.9%, primarily driven by decreases in new vehicle gross profit at our BMW, Honda and Toyota dealerships, offset partially by increases in new vehicle gross profit at our Land Rover, GM (excluding Cadillac) and Lexus dealerships. Gross profit per new unit decreased $59 per unit, or 3.0%, primarily driven by decreases in gross profit per new unit at our BMW, Honda and Toyota dealerships, offset partially by increases in gross profit per new unit at our Land Rover, Mercedes and GM (excluding Cadillac) dealerships.

Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$601,485	$565,557	$35,928	6.4%
Acquisitions, open points and dispositions	8,267	33,926	(25,659)	NM
Total as reported	$609,752	$599,483	$10,269	1.7%
Total used vehicle gross profit:
Same store	$37,284	$34,566	$2,718	7.9%
Acquisitions, open points and dispositions	1,961	3,676	(1,715)	NM
Total as reported	$39,245	$38,242	$1,003	2.6%
Total used vehicle unit sales:
Same store	27,879	26,478	1,401	5.3%
Acquisitions, open points and dispositions	441	2,009	(1,568)	NM
Total as reported	28,320	28,487	(167)	(0.6)%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,180,077	$1,131,157	$48,920	4.3%
Acquisitions, open points and dispositions	29,026	67,571	(38,545)	NM
Total as reported	$1,209,103	$1,198,728	$10,375	0.9%
Total used vehicle gross profit:
Same store	$70,139	$69,838	$301	0.4%
Acquisitions, open points and dispositions	5,346	7,487	(2,141)	NM
Total as reported	$75,485	$77,325	$(1,840)	(2.4)%
Total used vehicle unit sales:
Same store	54,872	53,111	1,761	3.3%
Acquisitions, open points and dispositions	1,669	4,075	(2,406)	NM
Total as reported	56,541	57,186	(645)	(1.1)%

NM = Not Meaningful

Our Franchised Dealerships Segment reported used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$609,752	$599,483	$10,269	1.7%
Gross profit	$39,245	$38,242	$1,003	2.6%
Unit sales	28,320	28,487	(167)	(0.6)%
Revenue per unit	$21,531	$21,044	$487	2.3%
Gross profit per unit	$1,386	$1,342	$44	3.3%
Gross profit as a % of revenue	6.4%	6.4%	0	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,209,103	$1,198,728	$10,375	0.9%
Gross profit	$75,485	$77,325	$(1,840)	(2.4)%
Unit sales	56,541	57,186	(645)	(1.1)%
Revenue per unit	$21,385	$20,962	$423	2.0%
Gross profit per unit	$1,335	$1,352	$(17)	(1.3)%
Gross profit as a % of revenue	6.2%	6.5%	(30)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment same store used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$601,485	$565,557	$35,928	6.4%
Gross profit	$37,284	$34,566	$2,718	7.9%
Unit sales	27,879	26,478	1,401	5.3%
Revenue per unit	$21,575	$21,360	$215	1.0%
Gross profit per unit	$1,337	$1,305	$32	2.5%
Gross profit as a % of revenue	6.2%	6.1%	10	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,180,077	$1,131,157	$48,920	4.3%
Gross profit	$70,139	$69,838	$301	0.4%
Unit sales	54,872	53,111	1,761	3.3%
Revenue per unit	$21,506	$21,298	$208	1.0%
Gross profit per unit	$1,278	$1,315	$(37)	(2.8)%
Gross profit as a % of revenue	5.9%	6.2%	(30)	bps

Franchised Dealerships Segment Used Vehicles - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Retail used vehicle revenue increased 6.4%, driven primarily by a 5.3% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW, Honda and Mercedes dealerships, offset partially by a decrease in retail used vehicle unit sales volume at our Lexus dealerships. Retail used vehicle gross profit increased approximately $2.7 million, or 7.9%, driven primarily by higher retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our BMW and Mercedes dealerships, offset partially by a decrease in retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our Honda dealerships. Retail used vehicle gross profit per unit increased $32 per unit, or 2.5%, driven primarily by increases in retail used vehicle gross profit per unit at our BMW and Mercedes dealerships, offset partially by a decrease in retail used vehicle gross profit per unit at our Lexus and Honda dealerships.
Franchised Dealerships Segment Used Vehicles - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Retail used vehicle revenue increased 4.3%, driven primarily by a 3.3% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW, Honda and Mercedes dealerships, offset partially by a decrease in retail used vehicle unit sales volume at our Lexus dealerships. Retail used vehicle gross profit increased approximately $0.3 million, or 0.4%, driven primarily by higher retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our Mercedes dealerships, offset partially by a decrease in retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our Lexus dealerships. Retail used vehicle gross profit per unit decreased $37 per unit, or 2.8%, driven primarily by decreases in retail used vehicle gross profit per unit at our Lexus and BMW dealerships, offset partially by an increase in retail used vehicle gross profit per unit at our Mercedes dealerships.
Wholesale Vehicles - Franchised Dealerships Segment

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$44,938	$36,619	$8,319	22.7%
Acquisitions, open points and dispositions	1,537	2,563	(1,026)	NM
Total as reported	$46,475	$39,182	$7,293	18.6%
Total wholesale vehicle gross profit (loss):
Same store	$(3,427)	$(1,653)	$(1,774)	(107.3)%
Acquisitions, open points and dispositions	(240)	(192)	(48)	NM
Total as reported	$(3,667)	$(1,845)	$(1,822)	(98.8)%
Total wholesale vehicle unit sales:
Same store	6,921	6,670	251	3.8%
Acquisitions, open points and dispositions	180	603	(423)	NM
Total as reported	7,101	7,273	(172)	(2.4)%

NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$99,955	$78,076	$21,879	28.0%
Acquisitions, open points and dispositions	4,702	5,442	(740)	NM
Total as reported	$104,657	$83,518	$21,139	25.3%
Total wholesale vehicle gross profit (loss):
Same store	$(7,850)	$(2,508)	$(5,342)	(213.0)%
Acquisitions, open points and dispositions	(598)	(388)	(210)	NM
Total as reported	$(8,448)	$(2,896)	$(5,552)	(191.7)%
Total wholesale vehicle unit sales:
Same store	14,884	13,785	1,099	8.0%
Acquisitions, open points and dispositions	664	1,287	(623)	NM
Total as reported	15,548	15,072	476	3.2%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$46,475	$39,182	$7,293	18.6%
Gross profit (loss)	$(3,667)	$(1,845)	$(1,822)	(98.8)%
Unit sales	7,101	7,273	(172)	(2.4)%
Revenue per unit	$6,545	$5,387	$1,158	21.5%
Gross profit (loss) per unit	$(516)	$(254)	$(262)	(103.1)%
Gross profit (loss) as a % of revenue	(7.9)%	(4.7)%	(320)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$104,657	$83,518	$21,139	25.3%
Gross profit (loss)	$(8,448)	$(2,896)	$(5,552)	(191.7)%
Unit sales	15,548	15,072	476	3.2%
Revenue per unit	$6,731	$5,541	$1,190	21.5%
Gross profit (loss) per unit	$(543)	$(192)	$(351)	(182.8)%
Gross profit (loss) as a % of revenue	(8.1)%	(3.5)%	(460)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$44,938	$36,619	$8,319	22.7%
Gross profit (loss)	$(3,427)	$(1,653)	$(1,774)	(107.3)%
Unit sales	6,921	6,670	251	3.8%
Revenue per unit	$6,493	$5,490	$1,003	18.3%
Gross profit (loss) per unit	$(495)	$(248)	$(247)	(99.6)%
Gross profit (loss) as a % of revenue	(7.6)%	(4.5)%	(310)	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$99,955	$78,076	$21,879	28.0%
Gross profit (loss)	$(7,850)	$(2,508)	$(5,342)	(213.0)%
Unit sales	14,884	13,785	1,099	8.0%
Revenue per unit	$6,716	$5,664	$1,052	18.6%
Gross profit (loss) per unit	$(527)	$(182)	$(345)	(189.6)%
Gross profit (loss) as a % of revenue	(7.9)%	(3.2)%	(470)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We focus on maintaining used vehicle inventory days’ supply in the 30 to 40 day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 29 and 39 days as of June 30, 2018 and 2017, respectively. Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.
Franchised Dealerships Segment Wholesale Vehicles - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Wholesale vehicle revenue, gross loss and unit sales volume increased in the three months ended June 30, 2018 as a result of our actions to reduce the number of days’ sales we had on hand in used vehicle inventory. We aggressively disposed of units at retail and wholesale in higher volumes and at lower gross margins to achieve the desired inventory levels in a short period of time.  As of the end of the second quarter of 2018, our days’ sales outstanding for used vehicle inventory was 29 days compared to 34 days at the end of the fourth quarter of 2017.

Franchised Dealerships Segment Wholesale Vehicles - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Wholesale vehicle revenue, gross loss and unit sales volume increased in the first half of 2018, primarily driven by market pricing declines, inventory supply and allocation challenges related to the Houston market, in addition to our actions to reduce the number of days’ sales we had on hand in used vehicle inventory. We aggressively disposed of units at retail and wholesale in higher volumes and at lower gross margins to achieve the desired inventory levels in a short period of time.  As of the end of the second quarter of 2018, our days’ sales outstanding for used vehicle inventory was 29 days compared to 34 days at the end of the fourth quarter of 2017.
Fixed Operations - Franchised Dealerships Segment
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

We believe that over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term, we have the ability to continue to add service capacity at our stores to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for Fixed Operations:

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$339,586	$339,169	$417	0.1%
Acquisitions, open points and dispositions	2,657	18,989	(16,332)	NM
Total as reported	$342,243	$358,158	$(15,915)	(4.4)%
Total Fixed Operations gross profit:
Same store	$165,133	$161,965	$3,168	2.0%
Acquisitions, open points and dispositions	1,348	9,631	(8,283)	NM
Total as reported	$166,481	$171,596	$(5,115)	(3.0)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$673,978	$669,144	$4,834	0.7%
Acquisitions, open points and dispositions	15,315	38,400	(23,085)	NM
Total as reported	$689,293	$707,544	$(18,251)	(2.6)%
Total Fixed Operations gross profit:
Same store	$326,908	$320,078	$6,830	2.1%
Acquisitions, open points and dispositions	7,876	19,794	(11,918)	NM
Total as reported	$334,784	$339,872	$(5,088)	(1.5)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$140,059	$138,428	$1,631	1.2%
Warranty	63,888	72,661	(8,773)	(12.1)%
Wholesale parts	40,844	42,806	(1,962)	(4.6)%
Internal, sublet and other	97,452	104,263	(6,811)	(6.5)%
Total revenue	$342,243	$358,158	$(15,915)	(4.4)%
Gross profit
Customer pay	$75,024	$73,906	$1,118	1.5%
Warranty	35,871	40,319	(4,448)	(11.0)%
Wholesale parts	6,900	7,331	(431)	(5.9)%
Internal, sublet and other	48,686	50,040	(1,354)	(2.7)%
Total gross profit	$166,481	$171,596	$(5,115)	(3.0)%
Gross profit as a % of revenue
Customer pay	53.6%	53.4%	20	bps
Warranty	56.1%	55.5%	60	bps
Wholesale parts	16.9%	17.1%	(20)	bps
Internal, sublet and other	50.0%	48.0%	200	bps
Total gross profit as a % of revenue	48.6%	47.9%	70	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$281,980	$276,677	$5,303	1.9%
Warranty	131,489	142,579	(11,090)	(7.8)%
Wholesale parts	83,345	86,087	(2,742)	(3.2)%
Internal, sublet and other	192,479	202,201	(9,722)	(4.8)%
Total revenue	$689,293	$707,544	$(18,251)	(2.6)%
Gross profit
Customer pay	$151,223	$147,549	$3,674	2.5%
Warranty	73,772	78,989	(5,217)	(6.6)%
Wholesale parts	14,165	14,881	(716)	(4.8)%
Internal, sublet and other	95,624	98,453	(2,829)	(2.9)%
Total gross profit	$334,784	$339,872	$(5,088)	(1.5)%
Gross profit as a % of revenue
Customer pay	53.6%	53.3%	30	bps
Warranty	56.1%	55.4%	70	bps
Wholesale parts	17.0%	17.3%	(30)	bps
Internal, sublet and other	49.7%	48.7%	100	bps
Total gross profit as a % of revenue	48.6%	48.0%	60	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$139,628	$131,175	$8,453	6.4%
Warranty	63,709	69,369	(5,660)	(8.2)%
Wholesale parts	40,288	40,779	(491)	(1.2)%
Internal, sublet and other	95,961	97,846	(1,885)	(1.9)%
Total revenue	$339,586	$339,169	$417	0.1%
Gross profit
Customer pay	$74,838	$69,883	$4,955	7.1%
Warranty	35,667	38,582	(2,915)	(7.6)%
Wholesale parts	6,837	6,996	(159)	(2.3)%
Internal, sublet and other	47,791	46,504	1,287	2.8%
Total gross profit	$165,133	$161,965	$3,168	2.0%
Gross profit as a % of revenue
Customer pay	53.6%	53.3%	30	bps
Warranty	56.0%	55.6%	40	bps
Wholesale parts	17.0%	17.2%	(20)	bps
Internal, sublet and other	49.8%	47.5%	230	bps
Total gross profit as a % of revenue	48.6%	47.8%	80	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$275,645	$262,089	$13,556	5.2%
Warranty	129,554	135,041	(5,487)	(4.1)%
Wholesale parts	81,400	81,770	(370)	(0.5)%
Internal, sublet and other	187,379	190,244	(2,865)	(1.5)%
Total revenue	$673,978	$669,144	$4,834	0.7%
Gross profit
Customer pay	$147,878	$139,461	$8,417	6.0%
Warranty	72,502	74,764	(2,262)	(3.0)%
Wholesale parts	13,872	14,173	(301)	(2.1)%
Internal, sublet and other	92,656	91,680	976	1.1%
Total gross profit	$326,908	$320,078	$6,830	2.1%
Gross profit as a % of revenue
Customer pay	53.6%	53.2%	40	bps
Warranty	56.0%	55.4%	60	bps
Wholesale parts	17.0%	17.3%	(30)	bps
Internal, sublet and other	49.4%	48.2%	120	bps
Total gross profit as a % of revenue	48.5%	47.8%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franchised Dealerships Segment Fixed Operations - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Fixed Operations revenue increased approximately $0.4 million, or 0.1%, and our Fixed Operations gross profit increased approximately $3.2 million, or 2.0%. The increases were driven primarily by our Mercedes, BMW and Toyota dealerships, partially offset by our Honda and Lexus dealerships. Customer pay gross profit increased approximately $5.0 million, or 7.1%, warranty gross profit decreased approximately $2.9 million, or 7.6%, wholesale parts gross profit decreased approximately $0.2 million, or 2.3%, and internal, sublet and other gross profit increased approximately $1.3 million, or 2.0%, on higher levels of used vehicle reconditioning.
Franchised Dealerships Segment Fixed Operations - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Despite one less selling day in the first half of 2018 as compared to the first half of 2017, Fixed Operations revenue increased approximately $4.8 million, or 0.7%, and Fixed Operations gross profit increased approximately $6.8 million, or 2.1%. The increases were driven primarily by our Mercedes, BMW and Toyota dealerships, partially offset by our Honda dealerships. Customer pay gross profit increased approximately $8.4 million, or 6.0%, warranty gross profit decreased approximately $2.3 million, or 3.0%, wholesale parts gross profit decreased approximately $0.3 million, or 2.1%, and internal, sublet and other gross profit increased approximately $1.0 million, or 1.1%, on higher levels of used vehicle reconditioning.
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

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$84,724	$77,868	$6,856	8.8%
Acquisitions, open points and dispositions	3,819	6,907	(3,088)	NM
Total as reported	$88,543	$84,775	$3,768	4.4%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,466	$1,376	$90	6.5%
Total as reported	$1,506	$1,391	$115	8.3%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$163,203	$152,528	$10,675	7.0%
Acquisitions, open points and dispositions	9,181	13,343	(4,162)	NM
Total as reported	$172,384	$165,871	$6,513	3.9%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,450	$1,376	$74	5.4%
Total as reported	$1,484	$1,388	$96	6.9%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$88,543	$84,775	$3,768	4.4%
Gross profit per retail unit (excludes fleet)	1,506	1,391	115	8.3%

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$172,384	$165,871	$6,513	3.9%
Gross profit per retail unit (excludes fleet)	1,484	1,388	96	6.9%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment same store F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same Store F&I:
Revenue	$84,724	$77,868	$6,856	8.8%
Gross profit per retail unit (excludes fleet)	1,466	1,376	90	6.5%

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same Store F&I:
Revenue	$163,203	$152,528	$10,675	7.0%
Gross profit per retail unit (excludes fleet)	1,450	1,376	74	5.4%

Franchised Dealerships Segment F&I - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
F&I revenues increased approximately $6.9 million, or 8.8%, and F&I gross profit per retail unit increased $90 per unit, or 6.5%, to $1,466 per unit. The growth in F&I revenues and gross profit per retail unit is attributed to an increase in gross profit per finance contract, gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications.
Finance contract revenue increased 4.0% due primarily to a 1.7% increase in gross profit per finance contract and by a 10-basis point increase in the finance contract penetration rate. Service contract revenue increased 7.5% due primarily to a 4.9% increase in gross profit per service contract and by a 10-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 17.0%, driven primarily by a 6.5% increase in gross profit per other aftermarket contract and by a 950-basis point increase in the other aftermarket contract penetration rate.
Franchised Dealerships Segment F&I - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
F&I revenues increased approximately $10.7 million, or 7.0%, and F&I gross profit per retail unit increased $74 per unit, or 5.4%, to $1,450 per unit. The growth in F&I revenues and gross profit per retail unit is attributed to an increase in gross profit per finance contract, gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications.
Finance contract revenue increased 5.2% due primarily to a 3.5% increase in gross profit per finance contract, offset partially by a flat finance contract penetration rate. Service contract revenue increased 4.8% due primarily to a 4.3% increase in gross profit per service contract, offset partially by a 40-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 14.3%, driven primarily by a 7.8% increase in gross profit per other aftermarket contract and by a 560-basis point increase in the other aftermarket contract penetration rate.

Results of Operations - Pre-Owned Stores Segment
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2018 and are compared to the same prior year period, as applicable. The following discussion of used vehicles and F&I, wholesale vehicles, and parts, service and collision repair are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
Pre-Owned Stores Segment same store results consist of results of operations from five EchoPark stores in Denver, Colorado for the three and six months ended June 30, 2018 and 2017. Due to the ongoing expansion of our Pre-Owned Stores Segment, same store results may vary significantly from reported results due to stores that began operations or were acquired in the last 12 months.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles and F&I - Pre-Owned Stores Segment
Based on the way we manage the Pre-Owned Stores Segment, our operating strategy focuses on maximizing total used-related gross profit (based on a combination of unit sales volume, front-end retail used vehicle gross profit per unit and F&I gross profit per unit) rather than emphasizing certain levels of front-end retail used vehicle gross profit per unit. As such, we believe the best per unit measure of gross profit performance at our pre-owned stores is a combined total gross profit per unit, which includes both front-end retail used vehicle gross profit and F&I gross profit per unit sale transaction.
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of used vehicle revenues and F&I revenues.
The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$52,161	$34,624	$17,537	50.6%
Acquisitions, open points and closures	100,659	7,784	92,875	NM
Total as reported	$152,820	$42,408	$110,412	260.4%
Total used vehicle gross profit:
Same store	$(888)	$1,496	$(2,384)	(159.4)%
Acquisitions, open points and closures	(1,048)	297	(1,345)	NM
Total as reported	$(1,936)	$1,793	$(3,729)	(208.0)%
Total used vehicle unit sales:
Same store	2,516	1,687	829	49.1%
Acquisitions, open points and closures	4,943	362	4,581	NM
Total as reported	7,459	2,049	5,410	264.0%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$86,230	$62,669	$23,561	37.6%
Acquisitions, open points and closures	176,285	14,967	161,318	NM
Total as reported	$262,515	$77,636	$184,879	238.1%
Total used vehicle gross profit:
Same store	$(551)	$2,900	$(3,451)	(119.0)%
Acquisitions, open points and closures	(854)	642	(1,496)	NM
Total as reported	$(1,405)	$3,542	$(4,947)	(139.7)%
Total used vehicle unit sales:
Same store	4,192	3,000	1,192	39.7%
Acquisitions, open points and closures	8,785	722	8,063	NM
Total as reported	12,977	3,722	9,255	248.7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$4,620	$1,707	$2,913	170.7%
Acquisitions, open points and closures	10,941	426	10,515	NM
Total as reported	$15,561	$2,133	$13,428	629.5%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$6,782	$3,118	$3,664	117.5%
Acquisitions, open points and closures	18,663	982	17,681	NM
Total as reported	$25,445	$4,100	$21,345	520.6%
NM = Not Meaningful

Our Pre-Owned Stores Segment reported used vehicle and F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$152,820	$42,408	$110,412	260.4%
Used vehicle gross profit	$(1,936)	$1,793	$(3,729)	(208.0)%
Used vehicle unit sales	7,459	2,049	5,410	264.0%
Used vehicle revenue per unit	$20,488	$20,697	$(209)	(1.0)%
F&I revenue	$15,561	$2,133	$13,428	629.5%
Combined used vehicle gross profit and F&I revenue	$13,625	$3,926	$9,699	247.0%
Total used vehicle and F&I gross profit per unit	$1,827	$1,916	$(89)	(4.6)%

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$262,515	$77,636	$184,879	238.1%
Used vehicle gross profit	$(1,405)	$3,542	$(4,947)	(139.7)%
Used vehicle unit sales	12,977	3,722	9,255	248.7%
Used vehicle revenue per unit	$20,229	$20,859	$(630)	(3.0)%
F&I revenue	$25,445	$4,100	$21,345	520.6%
Combined used vehicle gross profit and F&I revenue	$24,040	$7,642	$16,398	214.6%
Total used vehicle and F&I gross profit per unit	$1,853	$2,053	$(200)	(9.7)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Pre-Owned Stores Segment same store used vehicle and F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$52,161	$34,624	$17,537	50.6%
Used vehicle gross profit	$(888)	$1,496	$(2,384)	(159.4)%
Used vehicle unit sales	2,516	1,687	829	49.1%
Used vehicle revenue per unit	$20,732	$20,524	$208	1.0%
F&I revenue	$4,620	$1,707	$2,913	170.7%
Combined used vehicle gross profit and F&I revenue	$3,732	$3,203	$529	16.5%
Total used vehicle and F&I gross profit per unit	$1,483	$1,899	$(416)	(21.9)%

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$86,230	$62,669	$23,561	37.6%
Used vehicle gross profit	$(551)	$2,900	$(3,451)	(119.0)%
Used vehicle unit sales	4,192	3,000	1,192	39.7%
Used vehicle revenue per unit	$20,570	$20,890	$(320)	(1.5)%
F&I revenue	$6,782	$3,118	$3,664	117.5%
Combined used vehicle gross profit and F&I revenue	$6,231	$6,018	$213	3.5%
Total used vehicle and F&I gross profit per unit	$1,486	$2,006	$(520)	(25.9)%

Pre-Owned Stores Segment Used Vehicles and F&I - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Same store retail used vehicle revenue increased by approximately $17.5 million, or 50.6%, driven primarily by a 49.1% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit decreased approximately $416 per unit, or 21.9%, to $1,483 per unit, primarily driven by lower retail used vehicle gross profit, partially offset by an increase in F&I gross profit. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to a shift in pricing strategy to reduce front-end retail used vehicle gross profit per unit, driving higher sales volume, while increasing F&I gross profit per unit to somewhat offset the lower front-end gross profit per unit. The three months ended June 30, 2018 was a transition period in this pricing and inventory allocation strategy and is not indicative of our anticipated results in future periods once the transition is complete. Same store F&I revenues increased approximately $2.9 million, or 170.7%, driven by an increase in gross profit per finance contract due to an increase in finance contract sales volume. Finance contract revenue increased 136.9%, primarily due to a 49.2% increase in finance contract sales volume and a 58.8% increase in gross profit per finance contract, despite a flat used vehicle finance contract penetration rate. Service contract revenue increased 100.1% due primarily to a 57.6% increase in service contract sales volume and a 26.9% increase in gross profit per service contract, in addition to a 260 basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 90.0%, driven primarily by a 42.0% increase in other aftermarket contract sales volume and a 33.8% increase in gross profit per other aftermarket contract, partially offset by a 350 basis point decrease in the other aftermarket contract penetration rate. F&I penetration rates are generally higher in our Pre-Owned Stores Segment than in our Franchised Dealerships Segment.

Increases in reported used vehicle revenue, unit sales and F&I revenue were primarily due to the opening of three additional stores in the Denver, Colorado and San Antonio, Texas markets as well as the acquisition of a used vehicle operation in the Dallas, Texas market subsequent to June 30, 2017.  These additional stores drove significant incremental increases in retail used vehicle revenue, retail used vehicle unit sales volume and F&I revenue, and are expected to continue to grow as their operations mature.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pre-Owned Stores Segment Used Vehicles and F&I - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Same store retail used vehicle revenue increased by approximately $23.6 million, or 37.6%, driven primarily by a 39.7% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit decreased approximately $520 per unit, or 25.9%, to $1,486 per unit, primarily driven by lower retail used vehicle gross profit, partially offset by an increase in F&I gross profit. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to a shift in pricing strategy to reduce front-end retail used vehicle gross profit per unit, driving higher sales volume, while increasing F&I gross profit per unit to somewhat offset the lower front-end gross profit per unit. The six months ended June 30, 2018 was a transition period in this pricing and inventory allocation strategy and is not indicative of our anticipated results in future periods once the transition is complete. Same store F&I revenues increased approximately $3.7 million, or 117.5%, driven by an increase in gross profit per service contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. Finance contract revenue increased 83.6%, primarily due to a 37.3% increase in finance contract sales volume, in addition to a 33.7% increase in gross profit per finance contract, partially offset by a 140 basis point decrease in the used vehicle finance contract penetration rate. Service contract revenue increased 102.6% due primarily to a 48.7% increase in service contract sales volume and a 36.3% increase in gross profit per service contract, in addition to a 300 basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 58.6%, driven primarily by a 28.5% increase in other aftermarket contract sales volume and a 23.4% increase in gross profit per other aftermarket contract, partially offset by a 600 basis point decrease in the other aftermarket contract penetration rate. F&I penetration rates are generally higher in our Pre-Owned Stores Segment than in our Franchised Dealerships Segment.

Increases in reported used vehicle revenue, unit sales and F&I revenue were primarily due to the opening of three additional stores in the Denver, Colorado and San Antonio, Texas markets as well as the acquisition of a used vehicle operation in the Dallas, Texas market subsequent to June 30, 2017.  These additional stores drove significant incremental increases in retail used vehicle revenue, retail used vehicle unit sales volume and F&I revenue, and are expected to continue to grow as their operations mature.
Wholesale Vehicles - Pre-Owned Stores Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$4,222	$1,178	$3,044	258.4%
Acquisitions, open points and closures	3,051	405	2,646	NM
Total as reported	$7,273	$1,583	$5,690	359.4%
Total wholesale vehicle gross profit (loss):
Same store	$(28)	$(39)	$11	28.2%
Acquisitions, open points and closures	338	(33)	371	NM
Total as reported	$310	$(72)	$382	530.6%
Total wholesale vehicle unit sales:
Same store	723	422	301	71.3%
Acquisitions, open points and closures	618	88	530	NM
Total as reported	1,341	510	831	162.9%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$9,270	$2,772	$6,498	234.4%
Acquisitions, open points and closures	5,221	786	4,435	NM
Total as reported	$14,491	$3,558	$10,933	307.3%
Total wholesale vehicle gross profit (loss):
Same store	$(56)	$(119)	$63	52.9%
Acquisitions, open points and closures	723	(72)	795	NM
Total as reported	$667	$(191)	$858	449.2%
Total wholesale vehicle unit sales:
Same store	1,556	834	722	86.6%
Acquisitions, open points and closures	1,018	184	834	NM
Total as reported	2,574	1,018	1,556	152.8%
NM = Not Meaningful

Our Pre-Owned Stores Segment reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$7,273	$1,583	$5,690	359.4%
Gross profit (loss)	$310	$(72)	$382	530.6%
Unit sales	1,341	510	831	162.9%
Revenue per unit	$5,424	$3,104	$2,320	74.7%
Gross profit (loss) per unit	$231	$(141)	$372	263.8%
Gross profit (loss) as a % of revenue	4.3%	(4.5)%	880	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$14,491	$3,558	$10,933	307.3%
Gross profit (loss)	$667	$(191)	$858	449.2%
Unit sales	2,574	1,018	1,556	152.8%
Revenue per unit	$5,630	$3,495	$2,135	61.1%
Gross profit (loss) per unit	$259	$(188)	$447	237.8%
Gross profit (loss) as a % of revenue	4.6%	(5.4)%	1,000	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Pre-Owned Stores Segment same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$4,222	$1,178	$3,044	258.4%
Gross profit (loss)	$(28)	$(39)	$11	28.2%
Unit sales	723	422	301	71.3%
Revenue per unit	$5,840	$2,791	$3,049	109.2%
Gross profit (loss) per unit	$(39)	$(92)	$53	57.6%
Gross profit (loss) as a % of revenue	(0.7)%	(3.3)%	260	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$9,270	$2,772	$6,498	234.4%
Gross profit (loss)	$(56)	$(119)	$63	52.9%
Unit sales	1,556	834	722	86.6%
Revenue per unit	$5,958	$3,324	$2,634	79.2%
Gross profit (loss) per unit	$(36)	$(143)	$107	74.8%
Gross profit (loss) as a % of revenue	(0.6)%	(4.3)%	370	bps

Pre-Owned Stores Segment Wholesale Vehicles - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Wholesale vehicle revenue and wholesale unit sales volume increased, while wholesale gross loss decreased due to lower gross loss per unit as a result of a shift in our pricing and inventory acquisition strategy at our pre-owned stores.
Pre-Owned Stores Segment Wholesale Vehicles - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Wholesale vehicle revenue and wholesale unit sales volume increased, while wholesale gross loss decreased due to lower gross loss per unit as a result of a shift in our pricing and inventory acquisition strategy at our pre-owned stores.
Fixed Operations - Pre-Owned Stores Segment

Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”) and internal, sublet and other. Parts and service revenue is driven by the mix of customer pay repairs, reconditioning work, available service capacity, vehicle quality, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of Pre-Owned Stores Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,569	$2,540	$(971)	(38.2)%
Acquisitions, open points and closures	2,942	415	2,527	608.9%
Total as reported	$4,511	$2,955	$1,556	52.7%
Total Fixed Operations gross profit:
Same store	$(45)	$1,297	$(1,342)	(103.5)%
Acquisitions, open points and closures	615	177	438	247.5%
Total as reported	$570	$1,474	$(904)	(61.3)%

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$3,887	$4,881	$(994)	(20.4)%
Acquisitions, open points and closures	5,332	731	4,601	629.4%
Total as reported	$9,219	$5,612	$3,607	64.3%
Total Fixed Operations gross profit:
Same store	$682	$2,294	$(1,612)	(70.3)%
Acquisitions, open points and closures	1,213	248	965	389.1%
Total as reported	$1,895	$2,542	$(647)	(25.5)%

Our Pre-Owned Stores Segment reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$292	$766	$(474)	(61.9)%
Internal, sublet and other	4,219	2,189	2,030	92.7%
Total revenue	$4,511	$2,955	$1,556	52.7%
Gross profit
Customer pay	$76	$438	$(362)	(82.6)%
Internal, sublet and other	494	1,036	(542)	(52.3)%
Total gross profit	$570	$1,474	$(904)	(61.3)%
Gross profit as a % of revenue
Customer pay	26.0%	57.2%	(3,120)	bps
Internal, sublet and other	11.7%	47.3%	(3,560)	bps
Total gross profit as a % of revenue	12.6%	49.9%	(3,730)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$726	$651	$75	11.5%
Internal, sublet and other	8,493	4,961	3,532	71.2%
Total revenue	$9,219	$5,612	$3,607	64.3%
Gross profit
Customer pay	$226	$235	$(9)	(3.8)%
Internal, sublet and other	1,669	2,307	(638)	(27.7)%
Total gross profit	$1,895	$2,542	$(647)	(25.5)%
Gross profit as a % of revenue
Customer pay	31.1%	36.1%	(500)	bps
Internal, sublet and other	19.7%	46.5%	(2,680)	bps
Total gross profit as a % of revenue	20.6%	45.3%	(2,470)	bps

Our Pre-Owned Stores Segment same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$243	$272	$(29)	(10.7)%
Internal, sublet and other	1,326	2,268	(942)	(41.5)%
Total revenue	$1,569	$2,540	$(971)	(38.2)%
Gross profit
Customer pay	$72	$96	$(24)	(25.0)%
Internal, sublet and other	(117)	1,201	(1,318)	(109.7)%
Total gross profit	$(45)	$1,297	$(1,342)	(103.5)%
Gross profit as a % of revenue
Customer pay	29.6%	35.3%	(570)	bps
Internal, sublet and other	(8.8)%	53.0%	(6,180)	bps
Total gross profit as a % of revenue	(2.9)%	51.1%	(5,400)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$633	$550	$83	15.1%
Internal, sublet and other	3,254	4,331	(1,077)	(24.9)%
Total revenue	$3,887	$4,881	$(994)	(20.4)%
Gross profit
Customer pay	$214	$201	$13	6.5%
Internal, sublet and other	468	2,093	(1,625)	(77.6)%
Total gross profit	$682	$2,294	$(1,612)	(70.3)%
Gross profit as a % of revenue
Customer pay	33.8%	36.5%	(270)	bps
Internal, sublet and other	14.4%	48.3%	(3,390)	bps
Total gross profit as a % of revenue	17.5%	47.0%	(2,950)	bps

Pre-Owned Stores Segment Fixed Operations - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Fixed Operations revenue decreased approximately $1.0 million, or 38.2%, and Fixed Operations gross profit decreased approximately $1.3 million, or 103.5%. Customer pay gross profit decreased approximately 25.0%, and internal, sublet and other gross profit decreased approximately $1.3 million, or 109.7%, primarily due to less reconditioning work required based on inventory mix and a shift in our inventory acquisition and pricing strategy.
Other than revenue and gross profit associated with internal reconditioning work on our used vehicle inventory, our Fixed Operations business at our pre-owned stores is still in the early stages of development. As we continue to expand EchoPark, we may begin to emphasize customer pay opportunities at certain locations to capture additional gross profit within certain markets.
Pre-Owned Stores Segment Fixed Operations - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Fixed Operations revenue decreased approximately $1.0 million, or 20.4%, and Fixed Operations gross profit decreased approximately $1.6 million, or 70.3%. Customer pay gross profit was flat, while internal, sublet and other gross profit decreased approximately $1.6 million, or 77.6%, primarily due to less reconditioning work required based on inventory mix and a shift in our inventory acquisition and pricing strategy.
Other than revenue and gross profit associated with internal reconditioning work on our used vehicle inventory, our Fixed Operations business at our pre-owned stores is still in the early stages of development. As we continue to expand EchoPark, we may begin to emphasize customer pay opportunities at certain locations to capture additional gross profit within certain markets.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results Summary
In the following tables of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss):

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$2,325,583	$2,356,692	$(31,109)	(1.3)%
Pre-Owned Stores Segment	180,166	49,054	131,112	267.3%
Total revenues	$2,505,749	$2,405,746	$100,003	4.2%
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$66,049	$40,598	$25,451	62.7%
Pre-Owned Stores Segment (3)	(27,347)	(7,571)	(19,776)	(261.2)%
Total segment income (loss)	38,702	33,027	5,675	17.2%
Interest expense, other, net	(13,375)	(12,764)	(611)	(4.8)%
Other income (expense), net	17	7	10	142.9%
Income (loss) from continuing operations before taxes	$25,344	$20,270	$5,074	25.0%

New and used vehicle unit sales volume:
Franchised Dealerships Segment	59,197	61,635	(2,438)	(4.0)%
Pre-Owned Stores Segment	7,459	2,049	5,410	264.0%
Total new and used vehicle unit sales volume	66,656	63,684	2,972	4.7%

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

(2)
For the three months ended June 30, 2018, the above amount includes a benefit of approximately $38.0 million of net gain on the disposal of franchised dealerships and approximately $2.6 million of lease exit benefit, offset partially by approximately $3.1 million of storm-related physical damage and legal costs and approximately $10.3 million of impairment expense. For the three months ended June 30, 2017, the above amount includes approximately $5.6 million of storm-related physical damage and legal costs and approximately $0.3 million of lease exit charges.

(3)
For the three months ended June 30, 2018, the above amount includes approximately $23.3 million of non-recurring compensation-related charges. For the three months ended June 30, 2017, the above amount includes approximately $0.7 million of lease exit charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$4,594,852	$4,602,717	$(7,865)	(0.2)%
Pre-Owned Stores Segment	311,671	90,851	220,820	243.1%
Total revenues	$4,906,523	$4,693,568	$212,955	4.5%
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$89,885	$74,067	$15,818	21.4%
Pre-Owned Stores Segment (3)	(41,672)	(12,978)	(28,694)	(221.1)%
Total segment income (loss)	48,213	61,089	(12,876)	(21.1)%
Interest expense, other, net	(26,831)	(26,172)	(659)	(2.5)%
Other income (expense), net	106	(14,495)	14,601	100.7%
Income (loss) from continuing operations before taxes	$21,488	$20,422	$1,066	5.2%

New and used vehicle unit sales volume:
Franchised Dealerships Segment	116,918	120,829	(3,911)	(3.2)%
Pre-Owned Stores Segment	12,977	3,722	9,255	248.7%
Total new and used vehicle unit sales volume	129,895	124,551	5,344	4.3%

(1)	Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

(2)
For the six months ended June 30, 2018, the above amount includes a benefit of approximately $39.2 million of net gain on the disposal of franchised dealerships, offset partially by approximately $4.6 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges and approximately $14.0 million of impairment expense. For the six months ended June 30, 2017, the above amount includes approximately $6.9 million of storm-related physical damage and legal costs and approximately $0.3 million of lease exit charges.

(3)
For the six months ended June 30, 2018, the above amount includes approximately $32.5 million of non-recurring compensation-related charges. For the six months ended June 30, 2017, the above amount includes approximately $0.7 million of lease exit charges.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$197,641	$171,182	$(26,459)	(15.5)%
Advertising	16,270	15,344	(926)	(6.0)%
Rent	13,702	19,110	5,408	28.3%
Other	49,849	88,295	38,446	43.5%
Total SG&A expenses	$277,462	$293,931	$16,469	5.6%

SG&A expenses as a % of gross profit:
Compensation	54.5%	47.5%	(700)	bps
Advertising	4.5%	4.3%	(20)	bps
Rent	3.8%	5.3%	150	bps
Other	13.8%	24.4%	1,060	bps
Total SG&A expenses as a % of gross profit	76.6%	81.5%	490	bps

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$382,678	$347,729	$(34,949)	(10.1)%
Advertising	32,287	30,602	(1,685)	(5.5)%
Rent	35,570	37,598	2,028	5.4%
Other	131,852	170,236	38,384	22.5%
Total SG&A expenses	$582,387	$586,165	$3,778	0.6%

SG&A expenses as a % of gross profit:
Compensation	53.5%	48.9%	(460)	bps
Advertising	4.5%	4.3%	(20)	bps
Rent	5.0%	5.3%	30	bps
Other	18.5%	23.9%	540	bps
Total SG&A expenses as a % of gross profit	81.5%	82.4%	90	bps

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to a net gain on the disposal of franchised dealerships and a decrease in rent expense and storm-related physical damage costs, offset partially by higher non-recurring compensation-related charges and legal charges. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to non-recurring compensation-related charges for a 2017 acquisition and a higher level of employee benefit-related expenses. Advertising expense increased both in dollar amount and as a percentage of gross profit due primarily to marketing efforts related to establishing new EchoPark locations. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties and a net benefit of lease exit charges related to the disposal of franchised dealerships. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit due primarily to a net gain on the disposal of franchised dealerships and a decrease in storm-related physical damage costs, offset partially by higher legal expenses.
On an adjusted basis, SG&A expenses as a percentage of gross profit were 80.5%, an increase of 80 basis points. For the three months ended June 30, 2018, adjusted SG&A expenses exclude a benefit of approximately $38.0 million of net gain on the disposal of franchised dealerships and approximately $2.6 million of lease exit benefit, offset partially by approximately $23.3

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million of non-recurring compensation-related charges and approximately $3.1 million of storm-related physical damage and legal costs. For the three months ended June 30, 2017, adjusted SG&A expenses exclude approximately $4.6 million of expense due to storm-related physical damage, approximately $1.0 million related to legal accruals and approximately $1.0 million of lease exit charges.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to a net gain on the disposal of franchised dealerships and a decrease in rent expense and storm-related physical damage costs, offset partially by higher non-recurring compensation-related charges and legal charges. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to non-recurring compensation-related charges for a 2017 acquisition and a higher level of employee benefit-related expenses. Advertising expense increased both in dollar amount and as a percentage of gross profit due primarily to marketing efforts related to establishing new EchoPark locations. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties, offset partially by lease exit charges related to the disposal of franchised dealerships. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit due primarily to a net gain on the disposal of franchised dealerships and a decrease in storm-related physical damage costs, offset partially by higher legal expenses.
On an adjusted basis, SG&A expenses as a percentage of gross profit were 81.5%, an increase of 20 basis points. For the six months ended June 30, 2018, adjusted SG&A expenses exclude a benefit of approximately $39.2 million of net gain on the disposal of franchised dealerships, offset partially by approximately $32.5 million of non-recurring compensation-related charges, approximately $4.6 million of storm-related physical damage and legal costs and approximately $2.2 million of lease exit charges. For the six months ended June 30, 2017, adjusted SG&A expenses exclude approximately $7.0 million of expense due to storm-related physical damage and approximately $1.0 million of lease exit charges, offset partially by a net benefit of approximately $0.1 million related to legal matters.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment Charges - Consolidated
Impairment charges increased approximately $7.7 million and $10.8 million during the three and six months ended June 30, 2018, respectively. Impairment charges for the three and six months ended June 30, 2018 include the write-off of certain costs associated with internally developed software as well as the write-off of capitalized costs associated with the abandonment of certain construction projects. Impairment charges for the three and six months ended June 30, 2017 include the write-off of goodwill and property and equipment related to the closure of two pre-owned stores that were purchased in 2016, in addition to the write-off of capitalized costs associated with the abandonment of certain construction projects.
Depreciation and Amortization - Consolidated
Depreciation and amortization expense increased approximately $2.0 million, or 9.3%, and $4.6 million, or 10.7%, during the three and six months ended June 30, 2018, respectively, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships and pre-owned stores. Increasingly costly manufacturer-required facilities upgrades may continue to drive higher levels of depreciation expense in future periods.
Interest Expense, Floor Plan - Consolidated
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Interest expense, floor plan for new vehicles increased approximately $2.3 million, or 27.9%. The average new vehicle floor plan notes payable balance decreased approximately $9.3 million, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.1 million. The average new vehicle floor plan interest rate was 3.06%, up from 2.38% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $2.4 million.
Interest expense, floor plan for used vehicles increased approximately $0.5 million, or 58.6%. The average used vehicle floor plan notes payable balance increased approximately $37.7 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million. The average used vehicle floor plan interest rate was 2.84%, up from 2.27% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.3 million.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Interest expense, floor plan for new vehicles increased approximately $4.3 million, or 27.3%. The average new vehicle floor plan notes payable balance decreased approximately $6.7 million, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.1 million. The average new vehicle floor plan interest rate was 2.92%, up from 2.28% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $4.4 million.
Interest expense, floor plan for used vehicles increased approximately $0.8 million, or 45.3%. The average used vehicle floor plan notes payable balance increased approximately $37.2 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.5 million. The average used vehicle floor plan interest rate was 2.78%, up from 2.41% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.3 million.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Stated/coupon interest	$13,010	$12,041	$(969)	(8.0)%
Deferred loan cost amortization	619	588	(31)	(5.3)%
Interest rate hedge expense (benefit)	(139)	575	714	124.2%
Capitalized interest	(329)	(551)	(222)	(40.3)%
Other interest	214	111	(103)	(92.8)%
Total interest expense, other, net	$13,375	$12,764	$(611)	(4.8)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Stated/coupon interest	$25,755	$24,149	$(1,606)	(6.7)%
Discount/premium amortization	—	28	28	100.0%
Deferred loan cost amortization	1,217	1,193	(24)	(2.0)%
Interest rate hedge expense (benefit)	50	1,590	1,540	96.9%
Capitalized interest	(649)	(1,010)	(361)	(35.7)%
Other interest	458	222	(236)	(106.3)%
Total interest expense, other, net	$26,831	$26,172	$(659)	(2.5)%
Interest expense, other, net increased approximately $0.6 million during the three months ended June 30, 2018, primarily due to higher stated/coupon interest related to additional mortgage notes payable balances, offset partially by a decrease in net interest rate hedge payments. Interest expense, other, net increased approximately $0.7 million during the six months ended June 30, 2018, primarily due to higher stated/coupon interest related to additional mortgage notes payable balances, offset partially by a decrease in net interest rate hedge payments. Included in the results for the six months ended June 30, 2017 is a $0.7 million charge for double-carry interest expense for the period during which both the 6.125% Notes and the 7.0% Notes were outstanding.
Other Income (Expense), Net - Consolidated
Other expense decreased approximately $14.6 million during the six months ended June 30, 2018, due to a charge of approximately $14.6 million related to the extinguishment of the 7.0% Notes in the six months ended June 30, 2017.
Income Taxes
Beginning January 1, 2018, the federal income tax rate changed from 35.0% to 21.0% along with other tax provision changes that affect the deductibility of certain expenses. Sonic has considered these items in its calculation of income tax amounts as of June 30, 2018 and for the three and six months ended June 30, 2018. The overall effective tax rate from continuing operations was 32.4% and 29.7% for the three and six months ended June 30, 2018, respectively, and 39.3% and 39.8% for the three and six months ended June 30, 2017, respectively. Income tax expense for the three months ended June 30, 2018 includes a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions during the period. Income tax expense for the six months ended June 30, 2018 includes a $0.9 million discrete benefit related to vested or exercised stock compensation, offset partially by a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions during the period. Income tax expense for the three and six months ended June 30, 2017 includes a benefit of approximately $0.2 million and $0.5 million, respectively, as a result of the adoption of ASU 2016-09 which requires all book-tax differences related to the exercise of stock options or vesting of restricted stock or restricted stock units to flow through the provision for income taxes. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which Sonic operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26.0% to 28.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.
Discontinued Operations
Significant components of results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income (loss) from operations	$(191)	$(162)	$(330)	$(441)
Lease exit accrual adjustments and charges	(106)	(139)	(215)	(727)
Pre-tax income (loss)	$(297)	$(301)	$(545)	$(1,168)
Total revenues	$—	$—	$—	$—
Liquidity and Capital Resources

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2018, we had approximately $142.5 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$8,154	$6,352
Availability under the 2016 Revolving Credit Facility	187,103	155,304
Availability under our used vehicle floor plan facilities	11,328	7,104
Floor plan deposit balance	5,000	3,000
Total available liquidity resources	$211,585	$171,760
We participate in a program with two of our manufacturer-affiliated finance companies and one commercial bank wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $5.0 million and $3.0 million as of June 30, 2018 and December 31, 2017, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our combined new and used vehicle floor plan facilities was 3.03% and 2.90% in the three and six months ended June 30, 2018, respectively, and 2.37% and 2.29% in the three and six months ended June 30, 2017, respectively.
We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.3 million and $20.7 million in floor plan assistance in the three and six months ended June 30, 2018, respectively, and approximately $10.7 million and $21.7 million in floor plan assistance in the three and six months ended June 30, 2017, respectively. We recognized manufacturer floor plan assistance in cost of sales of approximately $10.6 million and $20.7 million in the three and six months ended June 30, 2018, respectively, and approximately $11.0 million and $20.9 million in the three and six months ended June 30, 2017, respectively. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
Long-Term Debt and Credit Facilities
See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for a discussion of our long-term debt and credit facilities and compliance with debt covenants.
Capital Expenditures
Our capital expenditures include the purchase of land and buildings, construction of new franchised dealerships, pre-owned stores and collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and pre-

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

owned stores. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages or, alternatively, through our credit facilities. We also fund these projects through cash flows from operations.
Capital expenditures in the six months ended June 30, 2018 were approximately $99.6 million. Of this amount, approximately $50.7 million was related to facility construction projects and approximately $39.1 million was related to real estate acquisitions, while fixed assets utilized in our store operations accounted for the remaining $9.8 million of capital expenditures.
Of the capital expenditures in the six months ended June 30, 2018, approximately $21.1 million was funded through mortgage financing and approximately $78.5 million was funded through cash from operations and use of our credit facilities.  As of June 30, 2018, commitments for facility construction projects totaled approximately $21.8 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Stock Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the six months ended June 30, 2018, we repurchased approximately 1.2 million shares of our Class A common stock for approximately $23.5 million in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. As of June 30, 2018, our total remaining repurchase authorization was approximately $84.2 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists.
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
Dividends
During the three months ended June 30, 2018, our Board of Directors approved a cash dividend of $0.06 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2018, which was paid on July 13, 2018. Subsequent to June 30, 2018, our Board of Directors approved a cash dividend of $0.06 per share on all outstanding shares of Class A and Class B common stock as of September 14, 2018 to be paid on October 15, 2018. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing the 5.0% Notes and the 6.125% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Net cash provided by operating activities in the six months ended June 30, 2018 was approximately $38.1 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables, offset partially by an increase in inventories and a decrease in notes payable – floor plan – trade. In the six months ended June 30, 2017, net cash provided by operating activities was approximately $92.9 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables, offset partially by increases in inventories and other assets and a decrease in notes payable – floor plan – trade.
Net cash provided by investing activities in the six months ended June 30, 2018 was approximately $35.4 million. This provision of cash was comprised primarily of proceeds from the sale of five franchised dealerships, offset partially by purchases of land, property and equipment. Net cash used in investing activities in the six months ended June 30, 2017 was approximately $120.9 million. This use of cash was comprised primarily of purchases of land, property and equipment.
Net cash used in financing activities in the six months ended June 30, 2018 was approximately $71.7 million. This use of cash was comprised primarily of net payments on revolving credit facilities, purchases of treasury stock and payments on long-term debt, offset partially by proceeds from mortgage notes. Net cash provided by financing activities in the six months ended June 30, 2017 was approximately $29.3 million. This provision of cash was comprised primarily of proceeds from the issuance of long-term debt (including mortgages), offset partially by repurchases of debt securities and purchases of treasury stock.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the accompanying condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $48.6 million and $44.6 million in the six months ended June 30, 2018 and 2017, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $49.2 million and $96.6 million in the six months ended June 30, 2018 and 2017, respectively.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $17.0 million and $5.0 million at June 30, 2018 and December 31, 2017, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2018.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $2.8 million at both June 30, 2018 and December 31, 2017.
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

SONIC AUTOMOTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $1.4 billion at June 30, 2018. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $6.8 million in the six months ended June 30, 2018. Of the total change in interest expense, approximately $5.5 million would have resulted from the floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the six months ended June 30, 2018 due to the leases containing LIBOR floors which were above the LIBOR rate during the six months ended June 30, 2018.
Sonic also has interest rate cap agreements designated as hedging instruments to limit its exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of these interest rate cap positions at June 30, 2018 was a net asset of approximately $8.0 million, with approximately $6.7 million included in other assets and approximately $1.3 million included in other current assets in the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2018, Sonic terminated all of its previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which will be amortized into income as a reduction of interest expense, other, net on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate swap and interest rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying condensed consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Included in other accrued liabilities and other long-term liabilities at June 30, 2018 was approximately $4.7 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.

Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below.
Our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably.
A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of importing merchandise, including fluctuations in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect the consumer-affordability of certain new vehicles and reduce demand for certain vehicle makes and models.

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

SONIC AUTOMOTIVE, INC.

Date: July 27, 2018	By:	/s/ B. SCOTT SMITH
B. Scott Smith
Chief Executive Officer and President

Date: July 27, 2018	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer