Form 10-Q
period 2018-09-30
SONIC AUTOMOTIVE INC
filed 2018-10-25
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2018, there were 30,721,226 shares of the registrant’s Class A Common Stock and 12,029,375  shares of the registrant’s Class B Common Stock outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and in “Item 1A. Risk Factors” of this report and elsewhere herein, as well as:
• the number of new and used vehicles sold in the United States as compared to our expectations and the expectations of the market;
• our ability to generate sufficient cash flows or obtain additional financing to fund our EchoPark expansion, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;
• our business and growth strategies, including, but not limited to, our EchoPark store operations;
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
• changes in vehicle and parts import quotas, duties, tariffs or other restrictions;
• general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;
• high competition in the retail automotive industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;
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

SONIC AUTOMOTIVE, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,235,094	$1,362,301	$3,654,510	$3,809,302
Used vehicles	745,998	659,724	2,217,616	1,936,088
Wholesale vehicles	48,578	43,098	167,726	130,174
Total vehicles	2,029,670	2,065,123	6,039,852	5,875,564
Parts, service and collision repair	343,118	347,717	1,041,630	1,060,873
Finance, insurance and other, net	98,061	92,861	295,890	262,832
Total revenues	2,470,849	2,505,701	7,377,372	7,199,269
Cost of Sales:
New vehicles	(1,173,453)	(1,296,063)	(3,478,802)	(3,622,264)
Used vehicles	(710,681)	(620,579)	(2,108,219)	(1,816,076)
Wholesale vehicles	(49,877)	(46,390)	(176,806)	(136,555)
Total vehicles	(1,934,011)	(1,963,032)	(5,763,827)	(5,574,895)
Parts, service and collision repair	(176,302)	(180,047)	(538,135)	(550,788)
Total cost of sales	(2,110,313)	(2,143,079)	(6,301,962)	(6,125,683)
Gross profit	360,536	362,622	1,075,410	1,073,586
Selling, general and administrative expenses	(289,022)	(283,974)	(871,410)	(870,139)
Impairment charges	—	(200)	(13,961)	(3,315)
Depreciation and amortization	(23,377)	(22,686)	(71,067)	(65,751)
Operating income (loss)	48,137	55,762	118,972	134,381
Other income (expense):
Interest expense, floor plan	(12,192)	(8,882)	(34,815)	(26,413)
Interest expense, other, net	(13,313)	(13,028)	(40,144)	(39,200)
Other income (expense), net	—	4	107	(14,490)
Total other income (expense)	(25,505)	(21,906)	(74,852)	(80,103)
Income (loss) from continuing operations before taxes	22,632	33,856	44,120	54,278
Provision for income taxes for continuing operations - benefit (expense)	(7,331)	(14,126)	(13,711)	(22,254)
Income (loss) from continuing operations	15,301	19,730	30,409	32,024
Discontinued operations:
Income (loss) from discontinued operations before taxes	(252)	(481)	(797)	(1,650)
Provision for income taxes for discontinued operations - benefit (expense)	69	191	218	657
Income (loss) from discontinued operations	(183)	(290)	(579)	(993)
Net income (loss)	$15,118	$19,440	$29,830	$31,031
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.36	$0.45	$0.71	$0.72
Earnings (loss) per share from discontinued operations	(0.01)	—	(0.01)	(0.02)
Earnings (loss) per common share	$0.35	$0.45	$0.70	$0.70
Weighted average common shares outstanding	42,673	43,496	42,708	44,281
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.36	$0.45	$0.71	$0.72
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Earnings (loss) per common share	$0.35	$0.44	$0.69	$0.70
Weighted average common shares outstanding	42,994	43,811	42,964	44,585
Dividends declared per common share	$0.06	$0.05	$0.18	$0.15

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income (loss)	$15,118	$19,440	$29,830	$31,031
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	533	747	5,736	2,891
Provision for income tax benefit (expense) related to
components of other comprehensive income (loss)	(145)	(284)	(1,563)	(1,099)
Other comprehensive income (loss)	388	463	4,173	1,792
Comprehensive income (loss)	$15,506	$19,903	$34,003	$32,823

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,582	$6,352
Receivables, net	350,912	482,126
Inventories	1,474,832	1,512,745
Other current assets	30,649	18,574
Total current assets	1,863,975	2,019,797
Property and Equipment, net	1,207,263	1,146,881
Goodwill	510,160	525,780
Other Intangible Assets, net	71,957	74,589
Other Assets	50,576	51,471
Total Assets	$3,703,931	$3,818,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$750,512	$804,238
Notes payable - floor plan - non-trade	656,535	709,098
Trade accounts payable	119,082	129,903
Accrued interest	12,258	12,316
Other accrued liabilities	241,443	237,963
Current maturities of long-term debt	33,110	61,314
Total current liabilities	1,812,940	1,954,832
Long-Term Debt	957,519	963,389
Other Long-Term Liabilities	79,179	61,918
Deferred Income Taxes	50,449	51,619
Commitments and Contingencies	—	—
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 64,197,385 shares issued and 30,721,226 shares outstanding at September 30, 2018; 63,456,698 shares issued and 31,166,205 shares outstanding at December 31, 2017	642	635
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2018 and December 31, 2017	121	121
Paid-in capital	743,788	732,854
Retained earnings	651,436	625,356
Accumulated other comprehensive income (loss)	5,480	1,307
Treasury stock, at cost; 33,476,159 Class A Common Stock shares held at September 30, 2018 and 32,290,493 Class A Common Stock shares held at December 31, 2017	(597,623)	(573,513)
Total Stockholders’ Equity	803,844	786,760
Total Liabilities and Stockholders’ Equity	$3,703,931	$3,818,518

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	740	7	—	—	—	—	345	—	—	352
Purchases of treasury stock	—	—	(1,186)	(24,110)	—	—	—	—	—	(24,110)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax expense of $1,563	—	—	—	—	—	—	—	—	4,173	4,173
Restricted stock amortization	—	—	—	—	—	—	10,589	—	—	10,589
Net income (loss)	—	—	—	—	—	—	—	29,830	—	29,830
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	3,918	—	3,918
Dividends declared	—	—	—	—	—	—	—	(7,668)	—	(7,668)
Balance at September 30, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$743,788	$651,436	$5,480	$803,844
(1)  See Note 1, “Summary of Significant Accounting Policies,” of the notes to the condensed consolidated financial statements for further discussion.
 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,830	$31,031
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	71,063	65,747
Provision for bad debt expense	370	657
Other amortization	463	487
Debt issuance cost amortization	1,828	1,784
Debt discount amortization, net of premium amortization	—	157
Stock-based compensation expense	10,589	8,902
Deferred income taxes	(5,708)	2,745
Net distributions from equity investee	(21)	17
Asset impairment charges	13,961	3,315
Loss (gain) on disposal of dealerships and property and equipment	(41,116)	(8,594)
Loss (gain) on exit of leased dealerships	2,697	2,016
Loss (gain) on retirement of debt	—	14,607
Changes in assets and liabilities that relate to operations:
Receivables	150,013	24,330
Inventories	(20,270)	191,077
Other assets	2,017	(4,286)
Notes payable - floor plan - trade	(53,726)	(131,578)
Trade accounts payable and other liabilities	(6,517)	(14,282)
Total adjustments	125,643	157,101
Net cash provided by (used in) operating activities	155,473	188,132
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	—	(76,610)
Purchases of land, property and equipment	(133,918)	(181,893)
Proceeds from sales of property and equipment	13,290	392
Proceeds from sales of dealerships	121,859	22,578
Net cash provided by (used in) investing activities	1,231	(235,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(52,563)	(74,974)
Borrowings on revolving credit facilities	738,262	253,668
Repayments on revolving credit facilities	(799,736)	(118,668)
Proceeds from issuance of long-term debt	21,072	288,419
Debt issuance costs	(149)	(4,673)
Principal payments and repurchase of long-term debt	(31,337)	(31,194)
Repurchase of debt securities	—	(210,914)
Purchases of treasury stock	(24,110)	(37,347)
Issuance of shares under stock compensation plans	352	46
Dividends paid	(7,265)	(6,691)
Net cash provided by (used in) financing activities	(155,474)	57,672
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,230	10,271
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,352	3,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,582	$13,379

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of interest rate swap and interest rate cap agreements (net of tax expense of $1,563 and $1,099 in the nine months ended September 30, 2018 and 2017, respectively)	$4,173	$1,792
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$73,372	$67,523
Income taxes	$32,956	$30,752

 See notes to condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and nine months ended September 30, 2018 and 2017 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second, third and fourth quarters. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 as well as several subsequent amendments to amend the accounting guidance on revenue recognition. The amendments to the revenue recognition accounting guidance are included in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments to this guidance must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the amendments in each prior reporting period with the option to elect certain practical expedients; or (2) a modified retrospective approach with the cumulative effect of initially applying the amendments recognized at the date of adoption (which requires additional footnote disclosures). These amendments were effective for reporting periods beginning after December 15, 2017. On January 1, 2018, Sonic adopted ASC 606 (the “new revenue standard”) using the modified retrospective transition approach applied to contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period. We do not expect the adoption of the new revenue standard to have a material impact on our net income on an ongoing basis.
Under the new revenue standard, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The principles apply a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract(s); (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract(s); and (5) recognizing revenue as the performance obligation(s) are satisfied. The new revenue standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Sonic does not include the cost of obtaining contracts within the related revenue streams. Sonic has elected the practical expedient to expense the costs to obtain a contract when incurred.

During the implementation process, management evaluated its established business processes, revenue transaction streams and accounting policies, and generally expects similar performance obligations to result under the new revenue standard as compared with prior U.S. GAAP. Management identified its material revenue streams to be (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. As a result of this evaluation during the implementation process, management expects the amounts and timing of revenue recognition to generally remain the same, with the exception of the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”), both of which are subject to accelerated recognition under the new revenue standard. Work in process revenues are recognized over time based on the completed work to date and F&I retro revenues are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues, which represent variable consideration, subject to a constraint, are to be included in the transaction price and recognized when or as the performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, Sonic utilizes this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred or over time as the maintenance and repair services are performed. Sonic does not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s).
The cumulative effect of the adjustments to our September 30, 2018 condensed consolidated statements of income and January 1, 2018 condensed consolidated balance sheet for the adoption of ASC 606 were as follows:

	Pre-ASC 606 Results	Effects of Adoption of ASC 606	As Reported
	Three Months Ended		Three Months Ended
Income Statement	September 30, 2018		September 30, 2018
	(In thousands)
Revenues:
Parts, service and collision repair	$340,600	$2,518	$343,118
Finance, insurance and other, net	96,031	2,030	98,061
Total revenues	$436,631	$4,548	$441,179
Cost of Sales:
Parts, service and collision repair	$(175,153)	$(1,149)	$(176,302)
Selling, general and administrative expenses	$(288,639)	$(383)	$(289,022)

Operating income (loss):	$45,121	$3,016	$48,137

	Pre-ASC 606 Results	Effects of Adoption of ASC 606	As Reported
	Nine Months Ended		Nine Months Ended
Income Statement	September 30, 2018		September 30, 2018
	(In thousands)
Revenues:
Parts, service and collision repair	$1,041,424	$206	$1,041,630
Finance, insurance and other, net	289,937	5,953	295,890
Total revenues	$1,331,361	$6,159	$1,337,520
Cost of Sales:
Parts, service and collision repair	$(537,990)	$(145)	$(538,135)
Selling, general and administrative expenses	$(871,394)	$(16)	$(871,410)

Operating income (loss):	$112,974	$5,998	$118,972

Balance Sheet	December 31, 2017	Effects of Adoption of ASC 606	January 1, 2018
		(In thousands)
Assets:
Receivables, net	$482,126	$4,590	$486,716
Contract assets (1)	—	2,082	2,082
Liabilities:
Other accrued liabilities	$237,963	$1,286	$239,249
Deferred income taxes	51,619	1,468	53,087
Stockholders’ Equity:
Retained earnings	$625,356	$3,918	$629,274
(1)  Contract assets are included in receivables, net in the accompanying condensed consolidated balance sheets.
Receivables, net at September 30, 2018 includes approximately $4.7 million related to work in process and a contract asset of approximately $8.0 million related to F&I retro revenues. Changes in contract assets from January 1, 2018 to September 30, 2018 were primarily due to ordinary business activity.
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require that leases are classified as either finance or operating leases, a right-of-use asset and lease liability is recognized in the statement of financial position and repayments are classified within operating activities in the

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
statement of cash flows. The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We plan to adopt this ASU effective January 1, 2019. While management is still in the process of quantifying the impact of adopting the provisions of this ASU, management expects that upon adoption of this ASU, the presentation of certain items in our consolidated financial position, cash flows and other disclosures will be materially impacted, primarily due to the recognition of a right-of-use asset and an associated liability in our consolidated balance sheets and a change in the timing and classification of certain items in our consolidated statements of income and consolidated statements of cash flows as a result of the derecognition of the lease liability. We are currently implementing the changes required under this ASU by identifying and assessing our existing lease contracts and importing lease data into specialized lease accounting software to meet the future reporting requirements of this ASU. As part of our implementation plan, we are also evaluating the changes in internal controls and processes that are necessary to implement this ASU, but do not expect material changes. We expect to provide a quantitative disclosure of the impact of the adoption of this ASU in our Form 10-K for the year ending December 31, 2018.
In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in ASC Topic 815, Derivatives and Hedging. This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (early adoption is permitted). We do not believe the effects of this ASU will materially impact our consolidated financial statements.
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
Income Tax Expense – Beginning January 1, 2018, the federal corporate income tax rate changed from 35.0% to 21.0% along with other tax provision changes that affect the deductibility of certain expenses. Sonic considered these items in its calculation of income tax amounts as of September 30, 2018 and for the three and nine months ended September 30, 2018. The overall effective tax rate from continuing operations was 32.4% and 31.1% for the three and nine months ended September 30, 2018, respectively, and 41.7% and 41.0% for the three and nine months ended September 30, 2017, respectively. Income tax expense for the three months ended September 30, 2018 includes a $0.8 million discrete charge for non-deductible executive officer compensation related to executive transition costs. Income tax expense for the nine months ended September 30, 2018 includes a $0.8 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions, offset partially by a $0.9 million discrete benefit related to vested or exercised stock compensation. Income tax expense for the three months ended September 30, 2017 includes a $0.4 million discrete charge related to a non-deductible asset impairment charge. Income tax expense for the nine months ended September 30, 2017 includes a $0.4 million discrete charge related to a non-deductible asset impairment charge and  a benefit of approximately $0.5 million as a result of the adoption of ASU 2016-09 which requires all book-tax differences related to the exercise of stock options or vesting of restricted stock or restricted stock units to flow through the provision for income taxes. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which the Company operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26.0% to 28.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.
2. Business Acquisitions and Dispositions
Acquisitions – Sonic did not acquire any businesses during the three and nine months ended September 30, 2018. During the three months ended September 30, 2017, Sonic acquired a pre-owned vehicle business for approximately $76.6 million.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dispositions – Sonic disposed of six franchised dealerships during the nine months ended September 30, 2018 that generated net cash of approximately $121.9 million. In addition to these dispositions, Sonic terminated one luxury franchised dealership and ceased operations at three stores in our EchoPark Segment. Sonic disposed of one mid-line import franchised dealership during the three months ended September 30, 2017 that generated net cash of approximately $22.6 million.
Revenues and other activities associated with disposed franchised dealerships classified as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income (loss) from operations	$(148)	$(119)	$(478)	$(561)
Lease exit accrual adjustments and charges	(104)	(362)	(319)	(1,089)
Pre-tax income (loss)	$(252)	$(481)	$(797)	$(1,650)
Total revenues	$—	$—	$—	$—
Revenues and other activities associated with disposed franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income (loss) from operations	$(910)	$(1,779)	$(6,039)	$(4,067)
Gain (loss) on disposal	(88)	8,490	39,149	8,466
Lease exit accrual adjustments and charges	(15)	—	(33)	—
Pre-tax income (loss)	$(1,013)	$6,711	$33,077	$4,399
Total revenues	$—	$127,313	$108,754	$393,662

3. Inventories
Inventories consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
New vehicles	$992,935	$1,017,523
Used vehicles	280,143	294,496
Service loaners	137,337	130,406
Parts, accessories and other	64,417	70,320
Net inventories	$1,474,832	$1,512,745

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Land	$385,814	$370,828
Building and improvements	984,214	893,768
Software and computer equipment	127,515	147,812
Parts and service equipment	108,281	105,123
Office equipment and fixtures	94,942	96,066
Company vehicles	9,144	9,723
Construction in progress	74,576	54,429
Total, at cost	1,784,486	1,677,749
Less accumulated depreciation	(567,559)	(527,379)
Subtotal	1,216,927	1,150,370
Less assets held for sale (1)	(9,664)	(3,489)
Property and equipment, net	$1,207,263	$1,146,881
(1)  Classified in other current assets in the accompanying condensed consolidated balance sheets.
In the three and nine months ended September 30, 2018, capital expenditures were approximately $34.3 million and $133.9 million, respectively, and in the three and nine months ended September 30, 2017, capital expenditures were approximately $60.7 million and $181.9 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of September 30, 2018 consists of real property not being used in operations that we expect to dispose of in the next 12 months.
There were no impairment charges for the three months ended September 30, 2018. Impairment charges for the nine months ended September 30, 2018 were approximately $14.0 million, which include the write-off of certain costs associated with internally developed software as well as the write-off of capitalized costs associated with the abandonment of certain construction projects. Impairment charges for the three and nine months ended September 30, 2017 were approximately $0.2 million and $3.3 million, respectively, which include the write-off of goodwill and property and equipment related to the closure of two pre-owned stores that were purchased in 2016 as well as the write-off of capitalized costs associated with the abandonment of certain construction projects.
5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $510.2 million and $525.8 million as of September 30, 2018 and December 31, 2017, respectively. The carrying amount of goodwill is net of accumulated impairment losses of approximately $797.6 million as of both September 30, 2018 and December 31, 2017. The carrying amount of franchise assets was approximately $67.8 million and $69.9 million as of September 30, 2018 and December 31, 2017, respectively. The changes in the carrying amount of both goodwill and franchise assets are related to the disposition of several franchised dealerships during the nine months ended September 30, 2018. At December 31, 2017, Sonic had approximately $4.7 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2018 was approximately $4.2 million. Both franchise assets and favorable lease agreement assets are included in other intangible assets, net in the accompanying condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
2016 Revolving Credit Facility (1)	$13,526	$75,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	226,548	199,972
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	183,499	219,719
Debt issuance costs	(11,528)	(13,208)
Other	39,311	3,947
Total debt	$990,629	$1,024,703
Less current maturities	(33,110)	(61,314)
Long-term debt	$957,519	$963,389
(1)  The interest rate on the 2016 Revolving Credit Facility (as defined below) was 250 and 225 basis points above the London Interbank Offer Rate (“LIBOR”) at September 30, 2018 and December 31, 2017, respectively.
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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at Sonic’s option up to $300.0 million upon satisfaction of certain conditions. As of September 30, 2018, the 2016 Revolving Borrowing Base was approximately $222.5 million based on balances as of such date. As of September 30, 2018, Sonic had approximately $13.5 million of outstanding borrowings and approximately $16.2 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $192.8 million under the 2016 Revolving Credit Facility.
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
We agreed under the 2016 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on our Class A and Class B Common Stock so long as no event of default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2016 Credit Facilities.

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
The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of September 30, 2018.
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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock in excess of $0.12 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and Class B Common Stock if Sonic complies with the terms of the indenture governing the 6.125% Notes. Sonic was in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of September 30, 2018.
Mortgage Notes
During the nine months ended September 30, 2018, Sonic obtained approximately $21.1 million in mortgage financing related to three of its operating locations. As of September 30, 2018, the weighted average interest rate was 4.61% and the total outstanding mortgage principal balance was approximately $410.0 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2018 and 2033.
Other
Other debt consists of capital lease obligations, which increased approximately $35.4 million during the nine months ended September 30, 2018 due to several new lease contracts executed in the three months ended September 30, 2018 meeting the criteria to be treated as a capital lease obligation. The recorded capital lease obligation and corresponding lease asset will be amortized into earnings over the term of the agreements.
Covenants
Under the 2016 Credit Facilities, Sonic agreed not to pledge any assets to any third parties (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sonic was in compliance with the covenants under the 2016 Credit Facilities as of September 30, 2018. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
September 30, 2018 actual	1.13	1.45	5.11
The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.
After giving effect to the applicable restrictions on the payment of dividends under its debt agreements, as of September 30, 2018, Sonic had approximately $151.8 million of net income and retained earnings free of such restrictions. Sonic was in compliance with all restrictive covenants under its debt agreements as of September 30, 2018.
In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2018, the ratio was 3.55 to 1.00.
Derivative Instruments and Hedging Activities
Sonic has interest rate cap agreements designated as hedging instruments to limit its exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of these interest rate cap positions at September 30, 2018 was an asset of approximately $8.6 million, with approximately $6.6 million included in other assets and approximately $2.0 million included in other current assets in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2018, Sonic terminated all of its previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which will be amortized into income as a reduction of interest expense, other, net on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate swap and interest rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying condensed consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
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
(2) The one-month LIBOR rate was approximately 2.261% at September 30, 2018.

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying condensed consolidated statements of cash flows. The incremental interest income (the excess of interest received over interest paid) related to interest rate caps and interest rate swaps was approximately $0.1 million for the three months ended September 30, 2018 and the incremental interest expense (the excess of interest paid over interest received) related to interest rate caps and interest rate swaps was approximately $0.1 million for the nine months ended September 30, 2018, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income, and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The incremental interest expense (the excess of interest paid over interest received) related to interest rate caps and interest rate swaps was approximately $0.7 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income, and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $2.7 million.
7. Per Share Data and Stockholders’ Equity
The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans and Class A Common Stock purchase warrants. Certain of Sonic’s non-vested restricted stock awards contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following tables illustrate the dilutive effect of such items on earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	42,673	$15,301		$(183)		$15,118
Effect of participating securities:
Non-vested restricted stock		(14)		—		(14)
Basic earnings (loss) and shares	42,673	$15,287	$0.36	$(183)	$(0.01)	$15,104	$0.35
Effect of dilutive securities:
Stock compensation plans	321
Diluted earnings (loss) and shares	42,994	$15,287	$0.36	$(183)	$(0.01)	$15,104	$0.35

	Three Months Ended September 30, 2017
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	43,496	$19,730		$(290)		$19,440
Effect of participating securities:
Non-vested restricted stock		(18)		—		(18)
Basic earnings (loss) and shares	43,496	$19,712	$0.45	$(290)	$—	$19,422	$0.45
Effect of dilutive securities:
Stock compensation plans	315
Diluted earnings (loss) and shares	43,811	$19,712	$0.45	$(290)	$(0.01)	$19,422	$0.44

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	42,708	$30,409		$(579)		$29,830
Effect of participating securities:
Non-vested restricted stock		(29)		—		(29)
Basic earnings (loss) and shares	42,708	$30,380	$0.71	$(579)	$(0.01)	$29,801	$0.70
Effect of dilutive securities:
Stock compensation plans	256
Diluted earnings (loss) and shares	42,964	$30,380	$0.71	$(579)	$(0.02)	$29,801	$0.69

	Nine Months Ended September 30, 2017
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	44,281	$32,024		$(993)		$31,031
Effect of participating securities:
Non-vested restricted stock		(28)		—		(28)
Basic earnings (loss) and shares	44,281	$31,996	$0.72	$(993)	$(0.02)	$31,003	$0.70
Effect of dilutive securities:
Stock compensation plans	304
Diluted earnings (loss) and shares	44,585	$31,996	$0.72	$(993)	$(0.02)	$31,003	$0.70

8. Commitments and Contingencies
Lease Exit Accruals
A significant number of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a store is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of September 30, 2018, we had approximately $6.3 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any of the associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.
A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2017	$6,478
Lease exit expense (1)	2,697
Payments (2)	(2,336)
Lease buyout/other (3)	(580)
Balance at September 30, 2018	$6,259

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Expense of approximately $2.3 million is recorded in selling, general and administrative expenses and expense of approximately $0.1 million is recorded in interest expense, other, net in the accompanying condensed consolidated statements of income. In addition, expense of approximately $0.3 million is recorded in income (loss) from discontinued operations before taxes in the accompanying condensed consolidated statements of income.
(2)  Amount is recorded as an offset to rent expense, with approximately $0.8 million and $1.5 million recorded in selling, general and administrative expenses and income (loss) from discontinued operations before taxes, respectively, in the accompanying condensed consolidated statements of income.
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
Included in other accrued liabilities and other long-term liabilities at September 30, 2018 was approximately $2.1 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2017 was approximately $3.0 million and $0.2 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event an assignee or a sublessee does not perform its obligations, Sonic remains liable for the lease payments. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion.
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $14.0 million and $5.0 million at September 30, 2018 and December 31, 2017, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2018.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $2.8 million at both September 30, 2018 and December 31, 2017.
Earnout Consideration
In association with the acquisition of a business in the three months ended September 30, 2017, Sonic entered into an earnout agreement whereby the seller may be entitled to certain variable earnout payments, subject to certain restrictions, based on the acquired business achieving specified earnings targets over a 10-year period, not to exceed a maximum aggregate earnout payment of $80.0 million. Sonic will recognize the accrual of any such variable earnout payments as compensation expense as earned. Sonic had recorded approximately $23.3 million in earnout accruals as of September 30, 2018, with approximately $7.7 million and $15.6 million recorded in other accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

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
Assets and liabilities recorded at fair value in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2018	December 31, 2017
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$34,699	$33,747
Cash flow swaps and interest rate caps designated as hedges (2)	8,604	5,968
Total assets	$43,303	$39,715

Liabilities:
Cash flow swaps and interest rate caps designated as hedges (3)	$—	$1,286
Deferred compensation plan (4)	20,412	18,417
Total liabilities	$20,412	$19,703
(1) Included in other assets in the accompanying condensed consolidated balance sheets.
(2) As of September 30, 2018, approximately $2.0 million and $6.6 million were included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2017, approximately $0.9 million and $5.1 million were included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets.

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

There were no instances during the nine months ended September 30, 2018 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying condensed consolidated balance sheet as of September 30, 2018 has not changed since December 31, 2017. These assets will be evaluated as of the annual valuation assessment date of October 1, 2018 or as events or changes in circumstances require.
As of September 30, 2018 and December 31, 2017, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At September 30, 2018 and December 31, 2017, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
5.0% Notes (1)	$271,917	$289,273	$279,148	$289,273
6.125% Notes (1)	$233,125	$250,000	$248,750	$250,000
Mortgage Notes (2)	$229,626	$226,548	$203,031	$199,972
Other (2)	$39,177	$39,311	$3,760	$3,947
(1)  As determined by market quotations as of September 30, 2018 and December 31, 2017, respectively (Level 1).
(2)  As determined by discounted cash flows (Level 3) based on estimated current market interest rates for comparable instruments.
10. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2018 are as follows:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2017	$1,750	$(443)	$1,307
Other comprehensive income (loss) before reclassifications (1)	4,140	—	4,140
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	33	—	33
Net current-period other comprehensive income (loss)	4,173	—	4,173
Balance at September 30, 2018	$5,923	$(443)	$5,480
(1) Net of tax expense of $1,551.
(2) Net of tax expense of $12.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2017.
 11. Segment Information
As of September 30, 2018, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) stand-alone pre-owned vehicle specialty retail locations that buy and sell used vehicles, perform vehicle repair and maintenance services, and arrange finance and insurance products under the EchoPark brand (the “EchoPark Segment”).

SONIC AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of: (1) the Company’s Chief Executive Officer; (2) the Company’s Chief Financial Officer; and (3) the Company’s President. Sonic has determined that its operating segments also represent its reportable segments.
Reportable segment revenues and segment income (loss) for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Franchised Dealerships Segment	$2,284,931	$2,448,574	$6,879,783	$7,051,291
EchoPark Segment	185,918	57,127	497,589	147,978
Total consolidated revenues	$2,470,849	$2,505,701	$7,377,372	$7,199,269

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$40,971	$51,486	$130,856	$125,553
EchoPark Segment (3)	(5,026)	(4,606)	(46,699)	(17,585)
Total segment income (loss)	35,945	46,880	84,157	107,968
Interest expense, other, net	(13,313)	(13,028)	(40,144)	(39,200)
Other income (expense), net	—	4	107	(14,490)
Income (loss) from continuing operations before taxes	$22,632	$33,856	$44,120	$54,278

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the three months ended September 30, 2018, the above amount includes approximately $0.3 million of net loss on the disposal of franchised dealerships, approximately $1.6 million of executive transition costs and approximately $1.2 million of storm-related physical damage and legal costs. For the three months ended September 30, 2017, the above amount includes approximately $8.5 million of net gain on the disposal of franchised dealerships, offset partially by approximately $3.5 million of storm-related physical damage and legal costs and approximately $0.2 million of impairment expense.
  For the nine months ended September 30, 2018, the above amount includes approximately $38.9 million of net gain on the disposal of franchised dealerships, offset partially by approximately $5.8 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges, approximately $1.6 million of executive transition costs and approximately $14.0 million of impairment expense. For the nine months ended September 30, 2017, the above amount includes approximately $8.5 million of net gain on the disposal of franchised dealerships, offset partially by approximately $10.3 million of storm-related physical damage and legal costs, approximately $0.3 million of lease exit charges, approximately $14.6 million of net loss on the extinguishment of debt, approximately $0.7 million of double-carry interest and approximately $3.3 million of impairment expense.
(3)  For the three months ended September 30, 2017, the above amount includes approximately $0.5 million of long-term compensation-related charges.
For the nine months ended September 30, 2018, the above amount includes approximately $32.5 million of long-term compensation-related charges. For the nine months ended September 30, 2017, the above amount includes approximately $0.6 million of lease exit charges and approximately $0.5 million of long-term compensation-related charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” in this report, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As of September 30, 2018, we operated 107 new vehicle franchises in 13 states (representing 23 different brands of cars and light trucks), 15 collision repair centers and seven EchoPark stores. As a result of the way we manage our business, we had two operating segments as of September 30, 2018: (1) Franchised Dealerships Segment and (2) EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2018, we operated 96 stores in the Franchised Dealerships Segment and seven stores in the EchoPark Segment.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers. The EchoPark Segment provides the same services (excluding new vehicle sales and manufacturer warranty repairs) in stand-alone pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of September 30, 2018, we had four EchoPark stores in operation in Colorado and three EchoPark stores in Texas. By the end of 2018, we expect to open two additional EchoPark stores in North Carolina and Texas. We believe that the expansion of our EchoPark stores will provide long-term benefits to us, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.
Executive Summary
The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) decreased 1.2% to 16.9 million vehicles in the three months ended September 30, 2018, compared to 17.1 million vehicles in the three months ended September 30, 2017, according to data from Bloomberg Financial Markets, provided by Stephens Inc. The SAAR increased 0.6% to 17.1 million vehicles in the nine months ended September 30, 2018, compared to 17.0 million vehicles in the nine months ended September 30, 2017, according to data from Bloomberg Financial Markets, provided by Stephens Inc. For 2018, analysts’ average industry expectation for the new vehicle SAAR is approximately 16.8 million vehicles. We currently estimate the 2018 new vehicle SAAR will be between 16.8 million and 17.0 million vehicles. Changes in consumer confidence, replacement demand as a result of natural disasters, availability of consumer financing, manufacturer inventory production levels or incentive levels from automotive manufacturers could cause actual 2018 new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. As a result of our minimal fleet new vehicle sales volume, we believe it is appropriate to compare our new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 13.7 million vehicles for the three months ended September 30, 2018, a decrease of 2.8% from the prior year period, and 13.5 million vehicles for the nine months ended September 30, 2018, a decrease of 2.2% from the prior year period.
As a result of the disposition, termination or closure of several franchised dealership stores since September 30, 2017, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2018 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
New vehicle revenue decreased 4.2% and 0.1% during the three and nine months ended September 30, 2018, respectively, driven by a decrease in new vehicle unit sales volume. New vehicle gross profit decreased 3.9% during both the three and nine months ended September 30, 2018, primarily due to lower new vehicle unit sales volume as a result of higher new vehicle unit sales volume in the three months ended September 30, 2017 related to replacement demand in the Houston market as a result of Hurricane Harvey. New vehicle gross profit per unit increased $53 per unit, or 2.8%, to $1,971 per unit in the three months ended September 30, 2018, and decreased $19 per unit, or 1.0%, to $1,944 per unit in the nine months ended September 30, 2018. Beginning in the second quarter of 2018, new vehicle gross profit per unit at our BMW and Honda dealerships was significantly lower than expected due primarily to lower manufacturer-to-dealer incentives on certain models. We experienced some improvement in both brands during the third quarter of 2018, but are still below historical levels. We continue to be optimistic that support from our manufacturer partners and highly anticipated new model releases from BMW in the fourth quarter of 2018 will drive consumer demand and increased profitability on new vehicle unit sales.
Retail used vehicle revenue increased 6.3% and 6.6% during the three and nine months ended September 30, 2018, respectively. Retail used vehicle unit sales volume increased 7.8% and 6.5% during the three and nine months ended September 30, 2018, respectively, primarily driven by increased volumes at our EchoPark stores. Retail used vehicle gross profit increased 0.1% during the three months ended September 30, 2018, primarily driven by an increase in retail used vehicle unit sales volume, offset partially by lower retail used vehicle gross profit per unit. Retail used vehicle gross profit decreased 2.4% during the nine months ended September 30, 2018, primarily driven by a decrease in retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $89 per unit, or 7.1%, to $1,156 per unit in the three months ended September 30, 2018 and decreased $107 per unit, or 8.3%, to $1,175 per unit in the nine months ended September 30, 2018, driven primarily by a shift in pricing strategy at our EchoPark stores which reduces front-end gross profit per unit but increases unit sales volume and total gross profit, more than offsetting the decrease in front-end gross profit. Wholesale vehicle gross loss decreased approximately $1.7 million during the three months ended September 30, 2018 primarily driven by a decrease in wholesale vehicle gross loss per unit of $242, or 59.6%. Wholesale vehicle gross loss increased approximately $3.6 million during the nine months ended September 30, 2018 primarily driven by market pricing declines, inventory supply and allocation challenges related to the Houston market that negatively impacted the first quarter of 2018. We focus on maintaining used vehicle inventory days’ supply in the 30 to 40 day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 31 and 38 days as of September 30, 2018 and 2017, respectively.
Fixed Operations revenue increased 2.4% and 1.2% during the three and nine months ended September 30, 2018, respectively. Fixed Operations gross profit increased 2.8% and 2.1% during the three and nine months ended September 30, 2018, respectively, driven primarily by a 4.6% and 5.6% increase in customer pay (as hereinafter defined) gross profit, respectively. Fixed Operations gross margin increased 20-basis points, to 48.3%, during the three months ended September 30, 2018 and increased 40 basis points, to 48.3%, during the nine months ended September 30, 2018.
F&I revenue increased 2.1% and 6.8% during the three and nine months ended September 30, 2018, respectively, driven primarily by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $39 per unit, or 2.8%, to $1,444 per unit, for the three months ended September 30, 2018, and increased $71 per unit, or 5.1%, to $1,452 per unit, for the nine months ended September 30, 2018. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to maximize gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2018	2017	2018	2017
Luxury:
BMW	19.7%	17.2%	19.4%	19.1%
Mercedes	9.4%	9.5%	10.4%	10.1%
Lexus	6.7%	6.4%	6.1%	5.9%
Audi	6.4%	6.2%	6.4%	5.7%
Land Rover	4.1%	3.3%	4.4%	3.4%
Porsche	2.6%	2.5%	2.5%	2.5%
Cadillac	2.0%	2.6%	2.3%	2.7%
MINI	1.6%	1.3%	1.4%	1.4%
Other luxury (1)	3.0%	3.2%	2.8%	2.8%
Total Luxury	55.5%	52.2%	55.7%	53.6%
Mid-line Import:
Honda	18.2%	17.8%	17.7%	18.1%
Toyota	10.5%	12.6%	10.5%	12.1%
Volkswagen	2.1%	1.9%	2.1%	1.7%
Hyundai	1.9%	1.5%	1.7%	1.5%
Other imports (2)	1.8%	1.5%	1.8%	1.5%
Total Mid-line Import	34.5%	35.3%	33.8%	34.9%
Domestic:
Ford	5.4%	7.7%	5.8%	7.0%
General Motors (3)	4.6%	4.8%	4.7%	4.5%
Total Domestic	10.0%	12.5%	10.5%	11.5%
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes Volvo, Acura, Infiniti and Jaguar.
(2) Includes Nissan, Kia and Subaru.
(3) Includes Buick, Chevrolet and GMC.
Results of Operations
As a result of the disposition, termination or closure of several franchised dealership stores since September 30, 2017, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2018 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,		Better / (Worse)	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	% Change	2018	2017	% Change
	(In millions of vehicles)
Retail SAAR (1)	13.7	14.1	(2.8)%	13.5	13.8	(2.2)%
Fleet SAAR	3.2	3.0	6.7%	3.6	3.2	12.5%
Total SAAR (2)	16.9	17.1	(1.2)%	17.1	17.0	0.6%
(1)  Source: PIN from J.D. Power
(2)   Source: Bloomberg Financial Markets, provided by Stephens Inc.
The following tables provide a reconciliation of consolidated same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,235,103	$1,288,932	$(53,829)	(4.2)%
Acquisitions, open points and dispositions	(9)	73,369	(73,378)	NM
Total as reported	$1,235,094	$1,362,301	$(127,207)	(9.3)%
Total new vehicle gross profit:
Same store	$61,106	$63,590	$(2,484)	(3.9)%
Acquisitions, open points and dispositions	535	2,648	(2,113)	NM
Total as reported	$61,641	$66,238	$(4,597)	(6.9)%
Total new vehicle unit sales:
Same store	31,010	33,162	(2,152)	(6.5)%
Acquisitions, open points and dispositions	(1)	2,327	(2,328)	NM
Total as reported	31,009	35,489	(4,480)	(12.6)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$3,588,102	$3,590,192	$(2,090)	(0.1)%
Acquisitions, open points and dispositions	66,408	219,110	(152,702)	NM
Total as reported	$3,654,510	$3,809,302	$(154,792)	(4.1)%
Total new vehicle gross profit:
Same store	$173,825	$180,889	$(7,064)	(3.9)%
Acquisitions, open points and dispositions	1,883	6,149	(4,266)	NM
Total as reported	$175,708	$187,038	$(11,330)	(6.1)%
Total new vehicle unit sales:
Same store	89,414	92,135	(2,721)	(3.0)%
Acquisitions, open points and dispositions	1,972	6,997	(5,025)	NM
Total as reported	91,386	99,132	(7,746)	(7.8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,235,094	$1,362,301	$(127,207)	(9.3)%
Gross profit	$61,641	$66,238	$(4,597)	(6.9)%
Unit sales	31,009	35,489	(4,480)	(12.6)%
Revenue per unit	$39,830	$38,387	$1,443	3.8%
Gross profit per unit	$1,988	$1,866	$122	6.5%
Gross profit as a % of revenue	5.0%	4.9%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$3,654,510	$3,809,302	$(154,792)	(4.1)%
Gross profit	$175,708	$187,038	$(11,330)	(6.1)%
Unit sales	91,386	99,132	(7,746)	(7.8)%
Revenue per unit	$39,990	$38,427	$1,563	4.1%
Gross profit per unit	$1,923	$1,887	$36	1.9%
Gross profit as a % of revenue	4.8%	4.9%	(10)	bps
Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,235,103	$1,288,932	$(53,829)	(4.2)%
Gross profit	$61,106	$63,590	$(2,484)	(3.9)%
Unit sales	31,010	33,162	(2,152)	(6.5)%
Revenue per unit	$39,829	$38,868	$961	2.5%
Gross profit per unit	$1,971	$1,918	$53	2.8%
Gross profit as a % of revenue	4.9%	4.9%	—	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$3,588,102	$3,590,192	$(2,090)	(0.1)%
Gross profit	$173,825	$180,889	$(7,064)	(3.9)%
Unit sales	89,414	92,135	(2,721)	(3.0)%
Revenue per unit	$40,129	$38,967	$1,162	3.0%
Gross profit per unit	$1,944	$1,963	$(19)	(1.0)%
Gross profit as a % of revenue	4.8%	5.0%	(20)	bps

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$653,793	$614,894	$38,899	6.3%
Acquisitions, open points and dispositions	92,205	44,830	47,375	NM
Total as reported	$745,998	$659,724	$86,274	13.1%
Total used vehicle gross profit:
Same store	$35,302	$35,270	$32	0.1%
Acquisitions, open points and dispositions	15	3,875	(3,860)	NM
Total as reported	$35,317	$39,145	$(3,828)	(9.8)%
Total used vehicle unit sales:
Same store	30,527	28,328	2,199	7.8%
Acquisitions, open points and dispositions	4,425	2,513	1,912	NM
Total as reported	34,952	30,841	4,111	13.3%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,913,815	$1,795,568	$118,247	6.6%
Acquisitions, open points and dispositions	303,801	140,520	163,281	NM
Total as reported	$2,217,616	$1,936,088	$281,528	14.5%
Total used vehicle gross profit:
Same store	$104,945	$107,503	$(2,558)	(2.4)%
Acquisitions, open points and dispositions	4,452	12,509	(8,057)	NM
Total as reported	$109,397	$120,012	$(10,615)	(8.8)%
Total used vehicle unit sales:
Same store	89,311	83,873	5,438	6.5%
Acquisitions, open points and dispositions	15,159	7,876	7,283	NM
Total as reported	104,470	91,749	12,721	13.9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$745,998	$659,724	$86,274	13.1%
Gross profit	$35,317	$39,145	$(3,828)	(9.8)%
Unit sales	34,952	30,841	4,111	13.3%
Revenue per unit	$21,343	$21,391	$(48)	(0.2)%
Gross profit per unit	$1,010	$1,269	$(259)	(20.4)%
Gross profit as a % of revenue	4.7%	5.9%	(120)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,217,616	$1,936,088	$281,528	14.5%
Gross profit	$109,397	$120,012	$(10,615)	(8.8)%
Unit sales	104,470	91,749	12,721	13.9%
Revenue per unit	$21,227	$21,102	$125	0.6%
Gross profit per unit	$1,047	$1,308	$(261)	(20.0)%
Gross profit as a % of revenue	4.9%	6.2%	(130)	bps

Our consolidated same store used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$653,793	$614,894	$38,899	6.3%
Gross profit	$35,302	$35,270	$32	0.1%
Unit sales	30,527	28,328	2,199	7.8%
Revenue per unit	$21,417	$21,706	$(289)	(1.3)%
Gross profit per unit	$1,156	$1,245	$(89)	(7.1)%
Gross profit as a % of revenue	5.4%	5.7%	(30)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,913,815	$1,795,568	$118,247	6.6%
Gross profit	$104,945	$107,503	$(2,558)	(2.4)%
Unit sales	89,311	83,873	5,438	6.5%
Revenue per unit	$21,429	$21,408	$21	0.1%
Gross profit per unit	$1,175	$1,282	$(107)	(8.3)%
Gross profit as a % of revenue	5.5%	6.0%	(50)	bps

For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$46,238	$40,254	$5,984	14.9%
Acquisitions, open points and dispositions	2,340	2,844	(504)	NM
Total as reported	$48,578	$43,098	$5,480	12.7%
Total wholesale vehicle gross profit (loss):
Same store	$(1,212)	$(2,912)	$1,700	58.4%
Acquisitions, open points and dispositions	(87)	(380)	293	NM
Total as reported	$(1,299)	$(3,292)	$1,993	60.5%
Total wholesale vehicle unit sales:
Same store	7,377	7,180	197	2.7%
Acquisitions, open points and dispositions	454	652	(198)	NM
Total as reported	7,831	7,832	(1)	—%

NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$155,463	$121,102	$34,361	28.4%
Acquisitions, open points and dispositions	12,263	9,072	3,191	NM
Total as reported	$167,726	$130,174	$37,552	28.8%
Total wholesale vehicle gross profit (loss):
Same store	$(9,118)	$(5,539)	$(3,579)	(64.6)%
Acquisitions, open points and dispositions	38	(842)	880	NM
Total as reported	$(9,080)	$(6,381)	$(2,699)	(42.3)%
Total wholesale vehicle unit sales:
Same store	23,817	21,799	2,018	9.3%
Acquisitions, open points and dispositions	2,136	2,123	13	NM
Total as reported	25,953	23,922	2,031	8.5%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$48,578	$43,098	$5,480	12.7%
Gross profit (loss)	$(1,299)	$(3,292)	$1,993	60.5%
Unit sales	7,831	7,832	(1)	—%
Revenue per unit	$6,203	$5,503	$700	12.7%
Gross profit (loss) per unit	$(166)	$(420)	$254	60.5%
Gross profit (loss) as a % of revenue	(2.7)%	(7.6)%	490	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$167,726	$130,174	$37,552	28.8%
Gross profit (loss)	$(9,080)	$(6,381)	$(2,699)	(42.3)%
Unit sales	25,953	23,922	2,031	8.5%
Revenue per unit	$6,463	$5,442	$1,021	18.8%
Gross profit (loss) per unit	$(350)	$(267)	$(83)	(31.1)%
Gross profit (loss) as a % of revenue	(5.4)%	(4.9)%	(50)	bps

Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$46,238	$40,254	$5,984	14.9%
Gross profit (loss)	$(1,212)	$(2,912)	$1,700	58.4%
Unit sales	7,377	7,180	197	2.7%
Revenue per unit	$6,268	$5,606	$662	11.8%
Gross profit (loss) per unit	$(164)	$(406)	$242	59.6%
Gross profit (loss) as a % of revenue	(2.6)%	(7.2)%	460	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$155,463	$121,102	$34,361	28.4%
Gross profit (loss)	$(9,118)	$(5,539)	$(3,579)	(64.6)%
Unit sales	23,817	21,799	2,018	9.3%
Revenue per unit	$6,527	$5,555	$972	17.5%
Gross profit (loss) per unit	$(383)	$(254)	$(129)	(50.8)%
Gross profit (loss) as a % of revenue	(5.9)%	(4.6)%	(130)	bps

For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment” and “Wholesale Vehicles - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

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

We believe that over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term, we have the ability to continue to add service capacity at our dealerships and stores to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

The following tables provide a reconciliation of consolidated same store basis and reported basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$337,842	$330,025	$7,817	2.4%
Acquisitions, open points and dispositions	5,276	17,692	(12,416)	NM
Total as reported	$343,118	$347,717	$(4,599)	(1.3)%
Total Fixed Operations gross profit:
Same store	$163,320	$158,881	$4,439	2.8%
Acquisitions, open points and dispositions	3,496	8,789	(5,293)	NM
Total as reported	$166,816	$167,670	$(854)	(0.5)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,015,241	$1,003,361	$11,880	1.2%
Acquisitions, open points and dispositions	26,389	57,512	(31,123)	NM
Total as reported	$1,041,630	$1,060,873	$(19,243)	(1.8)%
Total Fixed Operations gross profit:
Same store	$490,757	$480,820	$9,937	2.1%
Acquisitions, open points and dispositions	12,738	29,265	(16,527)	NM
Total as reported	$503,495	$510,085	$(6,590)	(1.3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$139,642	$137,850	$1,792	1.3%
Warranty	66,730	70,575	(3,845)	(5.4)%
Wholesale parts	39,419	40,927	(1,508)	(3.7)%
Internal, sublet and other	97,327	98,365	(1,038)	(1.1)%
Total revenue	$343,118	$347,717	$(4,599)	(1.3)%
Gross profit
Customer pay	$74,994	$74,302	$692	0.9%
Warranty	38,563	38,821	(258)	(0.7)%
Wholesale parts	6,784	6,958	(174)	(2.5)%
Internal, sublet and other	46,475	47,589	(1,114)	(2.3)%
Total gross profit	$166,816	$167,670	$(854)	(0.5)%
Gross profit as a % of revenue
Customer pay	53.7%	53.9%	(20)	bps
Warranty	57.8%	55.0%	280	bps
Wholesale parts	17.2%	17.0%	20	bps
Internal, sublet and other	47.8%	48.4%	(60)	bps
Total gross profit as a % of revenue	48.6%	48.2%	40	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$422,348	$415,179	$7,169	1.7%
Warranty	198,219	213,155	(14,936)	(7.0)%
Wholesale parts	122,763	127,014	(4,251)	(3.3)%
Internal, sublet and other	298,300	305,525	(7,225)	(2.4)%
Total revenue	$1,041,630	$1,060,873	$(19,243)	(1.8)%
Gross profit
Customer pay	$226,443	$222,086	$4,357	2.0%
Warranty	112,335	117,809	(5,474)	(4.6)%
Wholesale parts	20,949	21,839	(890)	(4.1)%
Internal, sublet and other	143,768	148,351	(4,583)	(3.1)%
Total gross profit	$503,495	$510,085	$(6,590)	(1.3)%
Gross profit as a % of revenue
Customer pay	53.6%	53.5%	10	bps
Warranty	56.7%	55.3%	140	bps
Wholesale parts	17.1%	17.2%	(10)	bps
Internal, sublet and other	48.2%	48.6%	(40)	bps
Total gross profit as a % of revenue	48.3%	48.1%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$137,848	$131,453	$6,395	4.9%
Warranty	65,923	67,182	(1,259)	(1.9)%
Wholesale parts	39,419	38,961	458	1.2%
Internal, sublet and other	94,652	92,429	2,223	2.4%
Total revenue	$337,842	$330,025	$7,817	2.4%
Gross profit
Customer pay	$74,047	$70,769	$3,278	4.6%
Warranty	36,605	36,949	(344)	(0.9)%
Wholesale parts	6,782	6,634	148	2.2%
Internal, sublet and other	45,886	44,529	1,357	3.0%
Total gross profit	$163,320	$158,881	$4,439	2.8%
Gross profit as a % of revenue
Customer pay	53.7%	53.8%	(10)	bps
Warranty	55.5%	55.0%	50	bps
Wholesale parts	17.2%	17.0%	20	bps
Internal, sublet and other	48.5%	48.2%	30	bps
Total gross profit as a % of revenue	48.3%	48.1%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$413,920	$393,933	$19,987	5.1%
Warranty	195,477	202,223	(6,746)	(3.3)%
Wholesale parts	120,819	120,731	88	0.1%
Internal, sublet and other	285,025	286,474	(1,449)	(0.5)%
Total revenue	$1,015,241	$1,003,361	$11,880	1.2%
Gross profit
Customer pay	$222,048	$210,369	$11,679	5.6%
Warranty	109,107	111,714	(2,607)	(2.3)%
Wholesale parts	20,654	20,807	(153)	(0.7)%
Internal, sublet and other	138,948	137,930	1,018	0.7%
Total gross profit	$490,757	$480,820	$9,937	2.1%
Gross profit as a % of revenue
Customer pay	53.6%	53.4%	20	bps
Warranty	55.8%	55.2%	60	bps
Wholesale parts	17.1%	17.2%	(10)	bps
Internal, sublet and other	48.7%	48.1%	60	bps
Total gross profit as a % of revenue	48.3%	47.9%	40	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations – Franchised Dealerships Segment” and “Fixed Operations - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

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

The following tables provide a reconciliation of consolidated same store basis and reported basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$87,697	$85,928	$1,769	2.1%
Acquisitions, open points and dispositions	10,364	6,933	3,431	NM
Total as reported	$98,061	$92,861	$5,200	5.6%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,444	$1,405	$39	2.8%
Reported	$1,505	$1,408	$97	6.9%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$257,369	$241,018	$16,351	6.8%
Acquisitions, open points and dispositions	38,521	21,814	16,707	NM
Total as reported	$295,890	$262,832	$33,058	12.6%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,452	$1,381	$71	5.1%
Reported	$1,523	$1,389	$134	9.6%
NM = Not Meaningful

Our consolidated reported F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$98,061	$92,861	$5,200	5.6%
Gross profit per retail unit (excludes fleet)	1,505	1,408	97	6.9%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$295,890	$262,832	$33,058	12.6%
Gross profit per retail unit (excludes fleet)	1,523	1,389	134	9.6%

Our consolidated same store F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same store F&I:
Revenue	$87,697	$85,928	$1,769	2.1%
Gross profit per retail unit (excludes fleet)	1,444	1,405	39	2.8%

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same store F&I:
Revenue	$257,369	$241,018	$16,351	6.8%
Gross profit per retail unit (excludes fleet)	1,452	1,381	71	5.1%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations - Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealership stores since September 30, 2017, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2018 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
New Vehicles – Franchised Dealerships Segment

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet customer demands. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower-priced/economy vehicles to luxury vehicles.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,235,103	$1,288,932	$(53,829)	(4.2)%
Acquisitions, open points and dispositions	(9)	73,369	(73,378)	NM
Total as reported	$1,235,094	$1,362,301	$(127,207)	(9.3)%
Total new vehicle gross profit:
Same store	$61,106	$63,590	$(2,484)	(3.9)%
Acquisitions, open points and dispositions	535	2,648	(2,113)	NM
Total as reported	$61,641	$66,238	$(4,597)	(6.9)%
Total new vehicle unit sales:
Same store	31,010	33,162	(2,152)	(6.5)%
Acquisitions, open points and dispositions	(1)	2,327	(2,328)	NM
Total as reported	31,009	35,489	(4,480)	(12.6)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$3,588,102	$3,590,192	$(2,090)	(0.1)%
Acquisitions, open points and dispositions	66,408	219,110	(152,702)	NM
Total as reported	$3,654,510	$3,809,302	$(154,792)	(4.1)%
Total new vehicle gross profit:
Same store	$173,825	$180,889	$(7,064)	(3.9)%
Acquisitions, open points and dispositions	1,883	6,149	(4,266)	NM
Total as reported	$175,708	$187,038	$(11,330)	(6.1)%
Total new vehicle unit sales:
Same store	89,414	92,135	(2,721)	(3.0)%
Acquisitions, open points and dispositions	1,972	6,997	(5,025)	NM
Total as reported	91,386	99,132	(7,746)	(7.8)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,235,094	$1,362,301	$(127,207)	(9.3)%
Gross profit	$61,641	$66,238	$(4,597)	(6.9)%
Unit sales	31,009	35,489	(4,480)	(12.6)%
Revenue per unit	$39,830	$38,387	$1,443	3.8%
Gross profit per unit	$1,988	$1,866	$122	6.5%
Gross profit as a % of revenue	5.0%	4.9%	10	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$3,654,510	$3,809,302	$(154,792)	(4.1)%
Gross profit	$175,708	$187,038	$(11,330)	(6.1)%
Unit sales	91,386	99,132	(7,746)	(7.8)%
Revenue per unit	$39,990	$38,427	$1,563	4.1%
Gross profit per unit	$1,923	$1,887	$36	1.9%
Gross profit as a % of revenue	4.8%	4.9%	(10)	bps

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,235,103	$1,288,932	$(53,829)	(4.2)%
Gross profit	$61,106	$63,590	$(2,484)	(3.9)%
Unit sales	31,010	33,162	(2,152)	(6.5)%
Revenue per unit	$39,829	$38,868	$961	2.5%
Gross profit per unit	$1,971	$1,918	$53	2.8%
Gross profit as a % of revenue	4.9%	4.9%	—	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$3,588,102	$3,590,192	$(2,090)	(0.1)%
Gross profit	$173,825	$180,889	$(7,064)	(3.9)%
Unit sales	89,414	92,135	(2,721)	(3.0)%
Revenue per unit	$40,129	$38,967	$1,162	3.0%
Gross profit per unit	$1,944	$1,963	$(19)	(1.0)%
Gross profit as a % of revenue	4.8%	5.0%	(20)	bps

Franchised Dealerships Segment New Vehicles - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
New vehicle revenue decreased 4.2% and new vehicle unit sales volume decreased 6.5%, driven primarily by decreases in new vehicle unit sales volume at our Honda, Toyota and Ford dealerships, offset partially by increases in new vehicle unit sales volume at our Hyundai, BMW and MINI dealerships. New vehicle gross profit decreased approximately $2.5 million, or 3.9%, primarily driven by a decrease in new vehicle gross profit in the Houston market as a result of higher sales volume in the prior year period due to replacement demand from Hurricane Harvey. New vehicle gross profit per unit increased $53 per unit, or 2.8%, primarily driven by increases in new vehicle gross profit per unit at our BMW, Hyundai and Land Rover dealerships, offset partially by decreases in new vehicle gross profit per unit at our GM (excluding Cadillac), Audi and Jaguar dealerships.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment New Vehicles - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
New vehicle revenue decreased 0.1% and new vehicle unit sales volume decreased 3.0%, driven primarily by decreases in new vehicle unit sales volume at our Honda, Toyota and Ford dealerships, offset partially by increases in new vehicle unit sales volume at our Hyundai, GM (excluding Cadillac) and Land Rover dealerships. New vehicle gross profit decreased approximately $7.1 million, or 3.9%, primarily driven by decreases in new vehicle gross profit at our Honda, BMW and Toyota dealerships, offset partially by increases in new vehicle gross profit at our Land Rover, Hyundai and Lexus dealerships. New vehicle gross profit per unit decreased $19 per unit, or 1.0%, primarily driven by decreases in new vehicle gross profit per unit at our Honda, Toyota and BMW dealerships, offset partially by increases in new vehicle gross profit per unit at our Land Rover, Hyundai and Lexus dealerships.
Beginning in the second quarter of 2018, new vehicle gross profit per unit at our BMW and Honda dealerships was significantly lower than expected due primarily to lower manufacturer-to-dealer incentives on certain models. We experienced some improvement in both brands during the third quarter of 2018, but are still below historical levels. We continue to be optimistic that support from our manufacturer partners and highly anticipated new model releases from BMW in the fourth quarter of 2018 will drive consumer demand and increased profitability on new vehicle unit sales.

Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$585,289	$581,432	$3,857	0.7%
Acquisitions, open points and dispositions	11	29,868	(29,857)	NM
Total as reported	$585,300	$611,300	$(26,000)	(4.3)%
Total used vehicle gross profit:
Same store	$36,106	$33,684	$2,422	7.2%
Acquisitions, open points and dispositions	1,374	3,470	(2,096)	NM
Total as reported	$37,480	$37,154	$326	0.9%
Total used vehicle unit sales:
Same store	27,254	26,657	597	2.2%
Acquisitions, open points and dispositions	—	1,784	(1,784)	NM
Total as reported	27,254	28,441	(1,187)	(4.2)%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,765,366	$1,712,589	$52,777	3.1%
Acquisitions, open points and dispositions	29,037	97,495	(68,458)	NM
Total as reported	$1,794,403	$1,810,084	$(15,681)	(0.9)%
Total used vehicle gross profit:
Same store	$106,244	$103,523	$2,721	2.6%
Acquisitions, open points and dispositions	6,721	10,956	(4,235)	NM
Total as reported	$112,965	$114,479	$(1,514)	(1.3)%
Total used vehicle unit sales:
Same store	82,126	79,768	2,358	3.0%
Acquisitions, open points and dispositions	1,669	5,859	(4,190)	NM
Total as reported	83,795	85,627	(1,832)	(2.1)%

NM = Not Meaningful

Our Franchised Dealerships Segment reported used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$585,300	$611,300	$(26,000)	(4.3)%
Gross profit	$37,480	$37,154	$326	0.9%
Unit sales	27,254	28,441	(1,187)	(4.2)%
Revenue per unit	$21,476	$21,494	$(18)	(0.1)%
Gross profit per unit	$1,375	$1,306	$69	5.3%
Gross profit as a % of revenue	6.4%	6.1%	30	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,794,403	$1,810,084	$(15,681)	(0.9)%
Gross profit	$112,965	$114,479	$(1,514)	(1.3)%
Unit sales	83,795	85,627	(1,832)	(2.1)%
Revenue per unit	$21,414	$21,139	$275	1.3%
Gross profit per unit	$1,348	$1,337	$11	0.8%
Gross profit as a % of revenue	6.3%	6.3%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$585,289	$581,432	$3,857	0.7%
Gross profit	$36,106	$33,684	$2,422	7.2%
Unit sales	27,254	26,657	597	2.2%
Revenue per unit	$21,475	$21,812	$(337)	(1.5)%
Gross profit per unit	$1,325	$1,264	$61	4.8%
Gross profit as a % of revenue	6.2%	5.8%	40	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,765,366	$1,712,589	$52,777	3.1%
Gross profit	$106,244	$103,523	$2,721	2.6%
Unit sales	82,126	79,768	2,358	3.0%
Revenue per unit	$21,496	$21,470	$26	0.1%
Gross profit per unit	$1,294	$1,298	$(4)	(0.3)%
Gross profit as a % of revenue	6.0%	6.0%	—	bps

Franchised Dealerships Segment Used Vehicles - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Retail used vehicle revenue increased 0.7%, driven primarily by a 2.2% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW, Honda and Mercedes dealerships, offset partially by decreases in retail used vehicle unit sales volume at our Audi and Lexus dealerships. Retail used vehicle gross profit increased approximately $2.4 million, or 7.2%, driven primarily by increases in retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our BMW, Mercedes and Honda dealerships, offset partially by a decrease in retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our Ford dealerships. Retail used vehicle gross profit per unit increased $61 per unit, or 4.8%, driven primarily by increases in retail used vehicle gross profit per unit at our BMW, Mercedes and Honda dealerships, offset partially by a decrease in retail used vehicle gross profit per unit at our Ford dealerships.
Franchised Dealerships Segment Used Vehicles - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Retail used vehicle revenue increased 3.1%, driven primarily by a 3.0% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our BMW, Honda and Mercedes dealerships, offset partially by a decrease in retail used vehicle unit sales volume at our Lexus dealerships. Retail used vehicle gross profit increased approximately $2.7 million, or 2.6%, driven primarily by an increase in retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our Mercedes dealerships, offset partially by a decrease in retail used vehicle unit sales volume and retail used vehicle gross profit per unit at our Lexus dealerships. Retail used vehicle gross profit per unit decreased $4 per unit, or 0.3%, driven primarily by a decrease in retail used vehicle gross profit per unit at our Lexus dealerships, offset partially by an increase in retail used vehicle gross profit per unit at our Mercedes dealerships.
Wholesale Vehicles - Franchised Dealerships Segment

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$43,379	$38,247	$5,132	13.4%
Acquisitions, open points and dispositions	2	2,288	(2,286)	NM
Total as reported	$43,381	$40,535	$2,846	7.0%
Total wholesale vehicle gross profit (loss):
Same store	$(1,261)	$(2,846)	$1,585	55.7%
Acquisitions, open points and dispositions	1	(412)	413	NM
Total as reported	$(1,260)	$(3,258)	$1,998	61.3%
Total wholesale vehicle unit sales:
Same store	6,905	6,609	296	4.5%
Acquisitions, open points and dispositions	1	550	(549)	NM
Total as reported	6,906	7,159	(253)	(3.5)%

NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$143,334	$116,322	$27,012	23.2%
Acquisitions, open points and dispositions	4,703	7,730	(3,027)	NM
Total as reported	$148,037	$124,052	$23,985	19.3%
Total wholesale vehicle gross profit (loss):
Same store	$(9,111)	$(5,354)	$(3,757)	(70.2)%
Acquisitions, open points and dispositions	(597)	(800)	203	NM
Total as reported	$(9,708)	$(6,154)	$(3,554)	(57.8)%
Total wholesale vehicle unit sales:
Same store	21,789	20,394	1,395	6.8%
Acquisitions, open points and dispositions	665	1,837	(1,172)	NM
Total as reported	22,454	22,231	223	1.0%

NM = Not Meaningful

Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$43,381	$40,535	$2,846	7.0%
Gross profit (loss)	$(1,260)	$(3,258)	$1,998	61.3%
Unit sales	6,906	7,159	(253)	(3.5)%
Revenue per unit	$6,282	$5,662	$620	11.0%
Gross profit (loss) per unit	$(182)	$(455)	$273	60.0%
Gross profit (loss) as a % of revenue	(2.9)%	(8.0)%	510	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$148,037	$124,052	$23,985	19.3%
Gross profit (loss)	$(9,708)	$(6,154)	$(3,554)	(57.8)%
Unit sales	22,454	22,231	223	1.0%
Revenue per unit	$6,593	$5,580	$1,013	18.2%
Gross profit (loss) per unit	$(432)	$(277)	$(155)	(56.0)%
Gross profit (loss) as a % of revenue	(6.6)%	(5.0)%	(160)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$43,379	$38,247	$5,132	13.4%
Gross profit (loss)	$(1,261)	$(2,846)	$1,585	55.7%
Unit sales	6,905	6,609	296	4.5%
Revenue per unit	$6,282	$5,787	$495	8.6%
Gross profit (loss) per unit	$(183)	$(431)	$248	57.5%
Gross profit (loss) as a % of revenue	(2.9)%	(7.4)%	450	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$143,334	$116,322	$27,012	23.2%
Gross profit (loss)	$(9,111)	$(5,354)	$(3,757)	(70.2)%
Unit sales	21,789	20,394	1,395	6.8%
Revenue per unit	$6,578	$5,704	$874	15.3%
Gross profit (loss) per unit	$(418)	$(263)	$(155)	(58.9)%
Gross profit (loss) as a % of revenue	(6.4)%	(4.6)%	(180)	bps

We focus on maintaining used vehicle inventory days’ supply in the 30 to 40 day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 31 and 38 days as of September 30, 2018 and 2017, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.
Franchised Dealerships Segment Wholesale Vehicles - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Wholesale vehicle revenue and wholesale vehicle unit sales volume increased, while wholesale vehicle gross loss decreased in the three months ended September 30, 2018. The decrease in wholesale vehicle gross loss was driven by lower gross loss per unit on higher unit sales volume.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment Wholesale Vehicles - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Wholesale vehicle revenue, wholesale vehicle gross loss and wholesale vehicle unit sales volume increased in the nine months ended September 30, 2018, primarily driven by inventory supply and allocation challenges related to the Houston market in the first quarter of 2018, in addition to our actions to reduce the number of days’ sales we had on hand in used vehicle inventory. Early in 2018, we aggressively disposed of units at retail and wholesale in higher volumes and at lower gross margins to achieve the desired inventory levels in a short period of time. As of the end of the third quarter of 2018, our days’ sales outstanding for used vehicle inventory was 30 days compared to 34 days at the end of the fourth quarter of 2017.
Fixed Operations - Franchised Dealerships Segment
Parts, service and collision repair revenues consist of customer pay repairs, warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our dealerships, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.
We believe that over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term, we have the ability to continue to add service capacity at our dealerships to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$336,503	$327,208	$9,295	2.8%
Acquisitions, open points and dispositions	2,563	16,955	(14,392)	NM
Total as reported	$339,066	$344,163	$(5,097)	(1.5)%
Total Fixed Operations gross profit:
Same store	$163,410	$157,612	$5,798	3.7%
Acquisitions, open points and dispositions	2,915	8,384	(5,469)	NM
Total as reported	$166,325	$165,996	$329	0.2%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,010,481	$996,352	$14,129	1.4%
Acquisitions, open points and dispositions	17,878	55,355	(37,477)	NM
Total as reported	$1,028,359	$1,051,707	$(23,348)	(2.2)%
Total Fixed Operations gross profit:
Same store	$490,318	$477,689	$12,629	2.6%
Acquisitions, open points and dispositions	10,791	28,180	(17,389)	NM
Total as reported	$501,109	$505,869	$(4,760)	(0.9)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$139,504	$137,516	$1,988	1.4%
Warranty	66,730	70,575	(3,845)	(5.4)%
Wholesale parts	39,419	40,927	(1,508)	(3.7)%
Internal, sublet and other	93,413	95,145	(1,732)	(1.8)%
Total revenue	$339,066	$344,163	$(5,097)	(1.5)%
Gross profit
Customer pay	$74,983	$74,187	$796	1.1%
Warranty	38,563	38,821	(258)	(0.7)%
Wholesale parts	6,784	6,958	(174)	(2.5)%
Internal, sublet and other	45,995	46,030	(35)	(0.1)%
Total gross profit	$166,325	$165,996	$329	0.2%
Gross profit as a % of revenue
Customer pay	53.7%	53.9%	(20)	bps
Warranty	57.8%	55.0%	280	bps
Wholesale parts	17.2%	17.0%	20	bps
Internal, sublet and other	49.2%	48.4%	80	bps
Total gross profit as a % of revenue	49.1%	48.2%	90	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$421,484	$414,193	$7,291	1.8%
Warranty	198,219	213,155	(14,936)	(7.0)%
Wholesale parts	122,763	127,014	(4,251)	(3.3)%
Internal, sublet and other	285,893	297,345	(11,452)	(3.9)%
Total revenue	$1,028,359	$1,051,707	$(23,348)	(2.2)%
Gross profit
Customer pay	$226,207	$221,736	$4,471	2.0%
Warranty	112,335	117,809	(5,474)	(4.6)%
Wholesale parts	20,949	21,839	(890)	(4.1)%
Internal, sublet and other	141,618	144,485	(2,867)	(2.0)%
Total gross profit	$501,109	$505,869	$(4,760)	(0.9)%
Gross profit as a % of revenue
Customer pay	53.7%	53.5%	20	bps
Warranty	56.7%	55.3%	140	bps
Wholesale parts	17.1%	17.2%	(10)	bps
Internal, sublet and other	49.5%	48.6%	90	bps
Total gross profit as a % of revenue	48.7%	48.1%	60	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$137,756	$131,222	$6,534	5.0%
Warranty	65,923	67,182	(1,259)	(1.9)%
Wholesale parts	39,419	38,961	458	1.2%
Internal, sublet and other	93,405	89,843	3,562	4.0%
Total revenue	$336,503	$327,208	$9,295	2.8%
Gross profit
Customer pay	$74,039	$70,692	$3,347	4.7%
Warranty	36,605	36,949	(344)	(0.9)%
Wholesale parts	6,782	6,634	148	2.2%
Internal, sublet and other	45,984	43,337	2,647	6.1%
Total gross profit	$163,410	$157,612	$5,798	3.7%
Gross profit as a % of revenue
Customer pay	53.7%	53.9%	(20)	bps
Warranty	55.5%	55.0%	50	bps
Wholesale parts	17.2%	17.0%	20	bps
Internal, sublet and other	49.2%	48.2%	100	bps
Total gross profit as a % of revenue	48.6%	48.2%	40	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$413,401	$393,311	$20,090	5.1%
Warranty	195,477	202,223	(6,746)	(3.3)%
Wholesale parts	120,819	120,731	88	0.1%
Internal, sublet and other	280,784	280,087	697	0.2%
Total revenue	$1,010,481	$996,352	$14,129	1.4%
Gross profit
Customer pay	$221,917	$210,153	$11,764	5.6%
Warranty	109,107	111,714	(2,607)	(2.3)%
Wholesale parts	20,654	20,807	(153)	(0.7)%
Internal, sublet and other	138,640	135,015	3,625	2.7%
Total gross profit	$490,318	$477,689	$12,629	2.6%
Gross profit as a % of revenue
Customer pay	53.7%	53.4%	30	bps
Warranty	55.8%	55.2%	60	bps
Wholesale parts	17.1%	17.2%	(10)	bps
Internal, sublet and other	49.4%	48.2%	120	bps
Total gross profit as a % of revenue	48.5%	47.9%	60	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment Fixed Operations - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Fixed Operations revenue increased approximately $9.3 million, or 2.8%, and Fixed Operations gross profit increased approximately $5.8 million, or 3.7%. Customer pay gross profit increased approximately $3.3 million, or 4.7%, warranty gross profit decreased approximately $0.3 million, or 0.9%, wholesale parts gross profit increased approximately $0.2 million, or 2.2%, and internal, sublet and other gross profit increased approximately $2.6 million, or 6.1%, on higher levels of used vehicle reconditioning.
Franchised Dealerships Segment Fixed Operations - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Fixed Operations revenue increased approximately $14.1 million, or 1.4%, and Fixed Operations gross profit increased approximately $12.6 million, or 2.6%. Customer pay gross profit increased approximately $11.8 million, or 5.6%, warranty gross profit decreased approximately $2.6 million, or 2.3%, wholesale parts gross profit decreased approximately $0.2 million, or 0.7%, and internal, sublet and other gross profit increased approximately $3.6 million, or 2.7%, on higher levels of used vehicle reconditioning.
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

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$80,565	$84,203	$(3,638)	(4.3)%
Acquisitions, open points and dispositions	1,524	6,072	(4,548)	NM
Total as reported	$82,089	$90,275	$(8,186)	(9.1)%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,402	$1,415	$(13)	(0.9)%
Reported	$1,428	$1,420	$8	0.6%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Total F&I revenue:
Same store	$243,768	$236,731	$7,037	3.0%
Acquisitions, open points and dispositions	10,705	19,415	(8,710)	NM
Total as reported	$254,473	$256,146	$(1,673)	(0.7)%
Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,433	$1,389	$44	3.2%
Reported	$1,465	$1,399	$66	4.7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$82,089	$90,275	$(8,186)	(9.1)%
Gross profit per retail unit (excludes fleet)	1,428	1,420	8	0.6%

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$254,473	$256,146	$(1,673)	(0.7)%
Gross profit per retail unit (excludes fleet)	1,465	1,399	66	4.7%

Our Franchised Dealerships Segment same store F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same store F&I:
Revenue	$80,565	$84,203	$(3,638)	(4.3)%
Gross profit per retail unit (excludes fleet)	1,402	1,415	(13)	(0.9)%

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except per unit data)
Same store F&I:
Revenue	$243,768	$236,731	$7,037	3.0%
Gross profit per retail unit (excludes fleet)	1,433	1,389	44	3.2%

Franchised Dealerships Segment F&I - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
F&I revenues decreased approximately $3.6 million, or 4.3%, and F&I gross profit per retail unit decreased $13 per unit, or 0.9%, to $1,402 per unit. The decline in F&I revenues and F&I gross profit per retail unit was primarily due to a decrease in retail new vehicle unit sales volume and an increase in service contract chargeback reserves.
Finance contract revenue decreased 2.5% primarily due to a 4.0% decrease in finance contract volume and a 40-basis point decrease in the finance contract penetration rate, offset partially by a 1.6% increase in gross profit per finance contract. Service contract revenue decreased 0.8% primarily due to a 5.6% decrease in service contract volume and an 80-basis point decrease in the service contract penetration rate, offset partially by a 5.2% increase in gross profit per service contract. Other aftermarket contract revenue increased 9.4%, primarily driven by a 9.8% increase in gross profit per other aftermarket contract and by a 400-basis point increase in the other aftermarket contract penetration rate.
Franchised Dealerships Segment F&I - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
F&I revenues increased approximately $7.0 million, or 3.0%, and F&I gross profit per retail unit increased $44 per unit, or 3.2%, to $1,433 per unit. The growth in F&I revenues and F&I gross profit per retail unit was due to an increase in gross profit per finance contract, gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Finance contract revenue increased 2.5% primarily due to a 2.8% increase in gross profit per finance contract, offset partially by a 10-basis point decrease in the finance contract penetration rate. Service contract revenue increased 2.8% due primarily to a 4.6% increase in gross profit per service contract, offset partially by a 50-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 12.5%, primarily driven by an 8.4% increase in gross profit per other aftermarket contract and by a 500-basis point increase in the other aftermarket contract penetration rate.

Results of Operations - EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2018 and are compared to the same prior year period, as applicable. The following discussion of used vehicles and F&I, wholesale vehicles, and parts, service and collision repair are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
The EchoPark Segment same store results consist of results of operations from four EchoPark stores in Colorado for the three and nine months ended September 30, 2018 and 2017. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations or were acquired in the last 12 months.

Used Vehicles and F&I - EchoPark Segment
Based on the way we manage the EchoPark Segment, our operating strategy focuses on maximizing total used-related gross profit (based on a combination of unit sales volume, front-end retail used vehicle gross profit per unit and F&I gross profit per unit) rather than emphasizing certain levels of front-end retail used vehicle gross profit per unit. As such, we believe the best per unit measure of gross profit performance at our EchoPark stores is a combined total gross profit per unit, which includes both front-end retail used vehicle gross profit and F&I gross profit per unit sale transaction.
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of used vehicle revenues and F&I revenues.
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$68,504	$33,462	$35,042	104.7%
Acquisitions, open points and closures	92,194	14,962	77,232	NM
Total as reported	$160,698	$48,424	$112,274	231.9%
Total used vehicle gross profit:
Same store	$(804)	$1,586	$(2,390)	(150.7)%
Acquisitions, open points and closures	(1,359)	405	(1,764)	NM
Total as reported	$(2,163)	$1,991	$(4,154)	(208.6)%
Total used vehicle unit sales:
Same store	3,273	1,671	1,602	95.9%
Acquisitions, open points and closures	4,425	729	3,696	NM
Total as reported	7,698	2,400	5,298	220.8%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$148,449	$82,979	$65,470	78.9%
Acquisitions, open points and closures	274,764	43,025	231,739	NM
Total as reported	$423,213	$126,004	$297,209	235.9%
Total used vehicle gross profit:
Same store	$(1,299)	$3,980	$(5,279)	(132.6)%
Acquisitions, open points and closures	(2,269)	1,553	(3,822)	NM
Total as reported	$(3,568)	$5,533	$(9,101)	(164.5)%
Total used vehicle unit sales:
Same store	7,185	4,105	3,080	75.0%
Acquisitions, open points and closures	13,490	2,017	11,473	NM
Total as reported	20,675	6,122	14,553	237.7%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$7,132	$1,725	$5,407	313.4%
Acquisitions, open points and closures	8,840	861	7,979	NM
Total as reported	$15,972	$2,586	$13,386	517.6%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$13,601	$4,287	$9,314	217.3%
Acquisitions, open points and closures	27,816	2,399	25,417	NM
Total as reported	$41,417	$6,686	$34,731	519.5%
NM = Not Meaningful

Our EchoPark Segment reported used vehicle and F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$160,698	$48,424	$112,274	231.9%
Used vehicle gross profit	$(2,163)	$1,991	$(4,154)	(208.6)%
Used vehicle unit sales	7,698	2,400	5,298	220.8%
Used vehicle revenue per unit	$20,875	$20,177	$698	3.5%
F&I revenue	$15,972	$2,586	$13,386	517.6%
Combined used vehicle gross profit and F&I revenue	$13,809	$4,577	$9,232	201.7%
Total used vehicle and F&I gross profit per unit	$1,794	$1,907	$(113)	(5.9)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$423,213	$126,004	$297,209	235.9%
Used vehicle gross profit	$(3,568)	$5,533	$(9,101)	(164.5)%
Used vehicle unit sales	20,675	6,122	14,553	237.7%
Used vehicle revenue per unit	$20,470	$20,582	$(112)	(0.5)%
F&I revenue	$41,417	$6,686	$34,731	519.5%
Combined used vehicle gross profit and F&I revenue	$37,849	$12,219	$25,630	209.8%
Total used vehicle and F&I gross profit per unit	$1,831	$1,996	$(165)	(8.3)%

Our EchoPark Segment same store used vehicle and F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$68,504	$33,462	$35,042	104.7%
Used vehicle gross profit	$(804)	$1,586	$(2,390)	(150.7)%
Used vehicle unit sales	3,273	1,671	1,602	95.9%
Used vehicle revenue per unit	$20,930	$20,025	$905	4.5%
F&I revenue	$7,132	$1,725	$5,407	313.4%
Combined used vehicle gross profit and F&I revenue	$6,328	$3,311	$3,017	91.1%
Total used vehicle and F&I gross profit per unit	$1,933	$1,981	$(48)	(2.4)%

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$148,449	$82,979	$65,470	78.9%
Used vehicle gross profit	$(1,299)	$3,980	$(5,279)	(132.6)%
Used vehicle unit sales	7,185	4,105	3,080	75.0%
Used vehicle revenue per unit	$20,661	$20,214	$447	2.2%
F&I revenue	$13,601	$4,287	$9,314	217.3%
Combined used vehicle gross profit and F&I revenue	$12,302	$8,267	$4,035	48.8%
Total used vehicle and F&I gross profit per unit	$1,712	$2,014	$(302)	(15.0)%

EchoPark Segment Used Vehicles and F&I - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Retail used vehicle revenue increased by approximately $35.0 million, or 104.7%, driven primarily by a 95.9% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit decreased approximately $48 per unit, or 2.4%, to $1,933 per unit, driven primarily by lower retail used vehicle gross profit, partially offset by an increase in F&I gross profit. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to a shift in pricing strategy to reduce front-end retail used vehicle gross profit per unit, driving higher used vehicle unit sales volume and total gross profit, while increasing F&I gross profit per unit to somewhat offset the lower front-end gross profit per unit. F&I revenues increased approximately $5.4 million, or 313.4%, driven by an increase in gross profit per finance contract due to an increase in finance contract sales volume. Finance contract revenue increased 201.2%, primarily due to a 95.8% increase in finance contract sales volume and a 53.9% increase in gross profit per finance contract, despite a flat finance contract penetration rate. Service contract revenue increased 175.9% due primarily to a 115.4% increase in service contract

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
sales volume and a 28.1% increase in gross profit per service contract, in addition to a 480-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 186.3%, driven primarily by a 95.1% increase in other aftermarket contract sales volume and a 46.8% increase in gross profit per other aftermarket contract, partially offset by a 30-basis point decrease in the other aftermarket contract penetration rate. F&I penetration rates are generally higher in our EchoPark Segment than in our Franchised Dealerships Segment.

Increases in reported retail used vehicle revenue, retail used vehicle unit sales volume and F&I revenue were primarily due to the opening of two additional stores in the San Antonio, Texas market subsequent to September 30, 2017 as well as the acquisition of a used vehicle business in the Dallas, Texas market.  These additional stores drove significant incremental increases in retail used vehicle revenue, retail used vehicle unit sales volume and F&I revenue, and are expected to continue to grow as their operations mature.
EchoPark Segment Used Vehicles and F&I - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Retail used vehicle revenue increased by approximately $65.5 million, or 78.9%, driven primarily by a 75.0% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit decreased approximately $302 per unit, or 15.0%, to $1,712 per unit, primarily driven by lower retail used vehicle gross profit, partially offset by an increase in F&I gross profit. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to a shift in pricing strategy to reduce front-end retail used vehicle gross profit per unit, driving higher used vehicle unit sales volume and total gross profit, while increasing F&I gross profit per unit to somewhat offset the lower front-end gross profit per unit. Included in the nine months ended September 30, 2018 was a transition period in this pricing and inventory allocation strategy and the combined retail used vehicle and F&I gross profit per unit presented is not indicative of our anticipated results in future periods that are not affected by this strategic transition. Same store F&I revenues increased approximately $9.3 million, or 217.3%, driven primarily by an increase in gross profit per service contract and service contract penetration. Finance contract revenue increased 146.7%, primarily due to a 71.6% increase in finance contract sales volume, in addition to a 43.7% increase in gross profit per finance contract, partially offset by a 160-basis point decrease in the finance contract penetration rate. Service contract revenue increased 151.4% due primarily to an 89.2% increase in service contract sales volume and a 32.9% increase in gross profit per service contract, in addition to a 390-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 123.5%, driven primarily by a 64.4% increase in other aftermarket contract sales volume and a 36.0% increase in gross profit per other aftermarket contract, partially offset by a 470-basis point decrease in the other aftermarket contract penetration rate. F&I penetration rates are generally higher in our EchoPark Segment than in our Franchised Dealerships Segment.

Increases in reported retail used vehicle revenue, retail used vehicle unit sales volume and F&I revenue were primarily due to the opening of two additional stores in the San Antonio, Texas market subsequent to September 30, 2017 as well as the acquisition of a used vehicle business in the Dallas, Texas market.  These additional stores drove significant incremental increases in retail used vehicle revenue, retail used vehicle unit sales volume and F&I revenue, and are expected to continue to grow as their operations mature.
Wholesale Vehicles - EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$2,859	$2,007	$852	42.5%
Acquisitions, open points and closures	2,338	556	1,782	NM
Total as reported	$5,197	$2,563	$2,634	102.8%
Total wholesale vehicle gross profit (loss):
Same store	$49	$(66)	$115	174.2%
Acquisitions, open points and closures	(88)	32	(120)	NM
Total as reported	$(39)	$(34)	$(5)	(14.7)%
Total wholesale vehicle unit sales:
Same store	472	571	(99)	(17.3)%
Acquisitions, open points and closures	453	102	351	NM
Total as reported	925	673	252	37.4%

NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$12,129	$4,780	$7,349	153.7%
Acquisitions, open points and closures	7,560	1,342	6,218	NM
Total as reported	$19,689	$6,122	$13,567	221.6%
Total wholesale vehicle gross profit (loss):
Same store	$(7)	$(185)	$178	96.2%
Acquisitions, open points and closures	635	(42)	677	NM
Total as reported	$628	$(227)	$855	376.7%
Total wholesale vehicle unit sales:
Same store	2,028	1,405	623	44.3%
Acquisitions, open points and closures	1,471	286	1,185	NM
Total as reported	3,499	1,691	1,808	106.9%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$5,197	$2,563	$2,634	102.8%
Gross profit (loss)	$(39)	$(34)	$(5)	(14.7)%
Unit sales	925	673	252	37.4%
Revenue per unit	$5,618	$3,808	$1,810	47.5%
Gross profit (loss) per unit	$(42)	$(51)	$9	17.6%
Gross profit (loss) as a % of revenue	(0.8)%	(1.3)%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$19,689	$6,122	$13,567	221.6%
Gross profit (loss)	$628	$(227)	$855	376.7%
Unit sales	3,499	1,691	1,808	106.9%
Revenue per unit	$5,627	$3,620	$2,007	55.4%
Gross profit (loss) per unit	$179	$(134)	$313	233.6%
Gross profit (loss) as a % of revenue	3.2%	(3.7)%	690	bps

Our EchoPark Segment same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$2,859	$2,007	$852	42.5%
Gross profit (loss)	$49	$(66)	$115	174.2%
Unit sales	472	571	(99)	(17.3)%
Revenue per unit	$6,057	$3,515	$2,542	72.3%
Gross profit (loss) per unit	$104	$(116)	$220	189.7%
Gross profit (loss) as a % of revenue	1.7%	(3.3)%	500	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$12,129	$4,780	$7,349	153.7%
Gross profit (loss)	$(7)	$(185)	$178	96.2%
Unit sales	2,028	1,405	623	44.3%
Revenue per unit	$5,981	$3,402	$2,579	75.8%
Gross profit (loss) per unit	$(3)	$(132)	$129	97.7%
Gross profit (loss) as a % of revenue	(0.1)%	(3.9)%	380	bps

EchoPark Segment Wholesale Vehicles - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Wholesale vehicle revenue and wholesale vehicle gross profit increased, while wholesale vehicle unit sales volume decreased due to a shift from  gross loss per unit to gross profit per unit as a result of a shift in our pricing and inventory acquisition strategy at our EchoPark stores.
EchoPark Segment Wholesale Vehicles - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Wholesale vehicle revenue and wholesale vehicle unit sales volume increased, while wholesale vehicle gross loss decreased due to lower gross loss per unit as a result of a shift in our pricing and inventory acquisition strategy at our EchoPark stores.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations - EchoPark Segment

Parts, service and collision repair revenues consist of customer pay repairs and internal, sublet and other. Parts and service revenue is driven by the mix of customer pay repairs, reconditioning work, available service capacity, vehicle quality, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are sold to customers. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,339	$2,817	$(1,478)	(52.5)%
Acquisitions, open points and closures	2,713	737	1,976	268.1%
Total as reported	$4,052	$3,554	$498	14.0%
Total Fixed Operations gross profit:
Same store	$(90)	$1,269	$(1,359)	(107.1)%
Acquisitions, open points and closures	581	405	176	43.5%
Total as reported	$491	$1,674	$(1,183)	(70.7)%

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$4,760	$7,009	$(2,249)	(32.1)%
Acquisitions, open points and closures	8,511	2,157	6,354	294.6%
Total as reported	$13,271	$9,166	$4,105	44.8%
Total Fixed Operations gross profit:
Same store	$439	$3,131	$(2,692)	(86.0)%
Acquisitions, open points and closures	1,947	1,085	862	79.4%
Total as reported	$2,386	$4,216	$(1,830)	(43.4)%

Our EchoPark Segment reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$138	$334	$(196)	(58.7)%
Internal, sublet and other	3,914	3,220	694	21.6%
Total revenue	$4,052	$3,554	$498	14.0%
Gross profit
Customer pay	$11	$115	$(104)	(90.4)%
Internal, sublet and other	480	1,559	(1,079)	(69.2)%
Total gross profit	$491	$1,674	$(1,183)	(70.7)%
Gross profit as a % of revenue
Customer pay	8.0%	34.4%	(2,640)	bps
Internal, sublet and other	12.3%	48.4%	(3,610)	bps
Total gross profit as a % of revenue	12.1%	47.1%	(3,500)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$864	$986	$(122)	(12.4)%
Internal, sublet and other	12,407	8,180	4,227	51.7%
Total revenue	$13,271	$9,166	$4,105	44.8%
Gross profit
Customer pay	$236	$350	$(114)	(32.6)%
Internal, sublet and other	2,150	3,866	(1,716)	(44.4)%
Total gross profit	$2,386	$4,216	$(1,830)	(43.4)%
Gross profit as a % of revenue
Customer pay	27.3%	35.5%	(820)	bps
Internal, sublet and other	17.3%	47.3%	(3,000)	bps
Total gross profit as a % of revenue	18.0%	46.0%	(2,800)	bps

Our EchoPark Segment same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$92	$231	$(139)	(60.2)%
Internal, sublet and other	1,247	2,586	(1,339)	(51.8)%
Total revenue	$1,339	$2,817	$(1,478)	(52.5)%
Gross profit
Customer pay	$8	$77	$(69)	(89.6)%
Internal, sublet and other	(98)	1,192	(1,290)	(108.2)%
Total gross profit	$(90)	$1,269	$(1,359)	(107.1)%
Gross profit as a % of revenue
Customer pay	8.7%	33.3%	(2,460)	bps
Internal, sublet and other	(7.9)%	46.1%	(5,400)	bps
Total gross profit as a % of revenue	(6.7)%	45.0%	(5,170)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$519	$622	$(103)	(16.6)%
Internal, sublet and other	4,241	6,387	(2,146)	(33.6)%
Total revenue	$4,760	$7,009	$(2,249)	(32.1)%
Gross profit
Customer pay	$131	$216	$(85)	(39.4)%
Internal, sublet and other	308	2,915	(2,607)	(89.4)%
Total gross profit	$439	$3,131	$(2,692)	(86.0)%
Gross profit as a % of revenue
Customer pay	25.2%	34.7%	(950)	bps
Internal, sublet and other	7.3%	45.6%	(3,830)	bps
Total gross profit as a % of revenue	9.2%	44.7%	(3,550)	bps

EchoPark Segment Fixed Operations - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Fixed Operations revenue decreased approximately $1.5 million,  or 52.5%, and Fixed Operations gross profit decreased approximately $1.4 million, or 107.1%. Customer pay gross profit decreased approximately $0.1 million, or 89.6%, and internal, sublet and other gross profit decreased approximately $1.3 million, or 108.2%, primarily due to less reconditioning work required based on inventory mix and a shift in our inventory acquisition and pricing strategy.
Other than revenue and gross profit associated with internal reconditioning work on our used vehicle inventory, our Fixed Operations business at our EchoPark stores is still in the early stages of development. As we continue to expand EchoPark, we may begin to emphasize customer pay opportunities at certain locations to capture additional gross profit within certain markets.
EchoPark Segment Fixed Operations - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Fixed Operations revenue decreased approximately $2.2 million, or 32.1%, and Fixed Operations gross profit decreased approximately $2.7 million, or 86.0%. Customer pay gross profit decreased approximately $0.1 million, or 39.4%, and internal, sublet and other gross profit decreased approximately $2.6 million, or 89.4%, primarily due to less reconditioning work required based on inventory mix and a shift in our inventory acquisition and pricing strategy.
Other than revenue and gross profit associated with internal reconditioning work on our used vehicle inventory, our Fixed Operations business at our EchoPark stores is still in the early stages of development. As we continue to expand EchoPark, we may begin to emphasize customer pay opportunities at certain locations to capture additional gross profit within certain markets.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following tables of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss):

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$2,284,931	$2,448,574	$(163,643)	(6.7)%
EchoPark Segment	185,918	57,127	128,791	225.4%
Total revenues	$2,470,849	$2,505,701	$(34,852)	(1.4)%
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$40,971	$51,486	$(10,515)	(20.4)%
EchoPark Segment (3)	(5,026)	(4,606)	(420)	(9.1)%
Total segment income (loss)	35,945	46,880	(10,935)	(23.3)%
Interest expense, other, net	(13,313)	(13,028)	(285)	(2.2)%
Other income (expense), net	—	4	(4)	(100.0)%
Income (loss) from continuing operations before taxes	$22,632	$33,856	$(11,224)	(33.2)%

New and used vehicle unit sales volume:
Franchised Dealerships Segment	58,263	63,930	(5,667)	(8.9)%
EchoPark Segment	7,698	2,400	5,298	220.8%
Total new and used vehicle unit sales volume	65,961	66,330	(369)	(0.6)%
(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

(2)  For the three months ended September 30, 2018, the above amount includes approximately $0.3 million of net loss on the disposal of franchised dealerships, approximately $1.6 million of executive transition costs and approximately $1.2 million of storm-related physical damage and legal costs. For the three months ended September 30, 2017, the above amount includes approximately $8.5 million of net gain on the disposal of franchised dealerships, offset partially by approximately $3.5 million of storm-related physical damage and legal costs and approximately $0.2 million of impairment expense.

(3)  For the three months ended September 30, 2017, the above amount includes approximately $0.5 million of long-term compensation-related charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$6,879,783	$7,051,291	$(171,508)	(2.4)%
EchoPark Segment	497,589	147,978	349,611	236.3%
Total revenues	$7,377,372	$7,199,269	$178,103	2.5%
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$130,856	$125,553	$5,303	4.2%
EchoPark Segment (3)	(46,699)	(17,585)	(29,114)	(165.6)%
Total segment income (loss)	84,157	107,968	(23,811)	(22.1)%
Interest expense, other, net	(40,144)	(39,200)	(944)	(2.4)%
Other income (expense), net	107	(14,490)	14,597	100.7%
Income (loss) from continuing operations before taxes	$44,120	$54,278	$(10,158)	(18.7)%

New and used vehicle unit sales volume:
Franchised Dealerships Segment	175,181	184,759	(9,578)	(5.2)%
EchoPark Segment	20,675	6,122	14,553	237.7%
Total new and used vehicle unit sales volume	195,856	190,881	4,975	2.6%
(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

(2)  For the nine months ended September 30, 2018, the above amount includes approximately $38.9 million of net gain on the disposal of franchised dealerships, offset partially by approximately $5.8 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges, approximately $1.6 million of executive transition costs and approximately $14.0 million of impairment expense. For the nine months ended September 30, 2017, the above amount includes approximately $8.5 million of net gain on the disposal of franchised dealerships, offset partially by approximately $10.3 million of storm-related physical damage and legal costs, approximately $0.3 million of lease exit charges, approximately $14.6 million of net loss on the extinguishment of debt, approximately $0.7 million of double-carry interest and approximately $3.3 million of impairment expense.

(3)  For the nine months ended September 30, 2018, the above amount includes approximately $32.5 million of long-term compensation-related charges. For the nine months ended September 30, 2017, the above amount includes approximately $0.6 million of lease exit charges and approximately $0.5 million of long-term compensation-related charges.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$175,393	$172,691	$(2,702)	(1.6)%
Advertising	14,652	15,846	1,194	7.5%
Rent	14,881	17,711	2,830	16.0%
Other	84,096	77,726	(6,370)	(8.2)%
Total SG&A expenses	$289,022	$283,974	$(5,048)	(1.8)%

SG&A expenses as a % of gross profit:
Compensation	48.6%	47.6%	(100)	bps
Advertising	4.1%	4.4%	30	bps
Rent	4.1%	4.9%	80	bps
Other	23.4%	21.4%	(200)	bps
Total SG&A expenses as a % of gross profit	80.2%	78.3%	(190)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$558,071	$520,420	$(37,651)	(7.2)%
Advertising	46,938	46,448	(490)	(1.1)%
Rent	50,451	55,309	4,858	8.8%
Other	215,950	247,962	32,012	12.9%
Total SG&A expenses	$871,410	$870,139	$(1,271)	(0.1)%

SG&A expenses as a % of gross profit:
Compensation	51.9%	48.5%	(340)	bps
Advertising	4.4%	4.3%	(10)	bps
Rent	4.7%	5.2%	50	bps
Other	20.0%	23.0%	300	bps
Total SG&A expenses as a % of gross profit	81.0%	81.0%	—	bps

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher compensation and employee benefit-related expenses related to new EchoPark locations and a net gain on the disposal of franchised dealerships in the prior year period, offset partially by decreases in advertising expense and rent expense. Compensation expense increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of compensation and employee benefit-related expenses related to new EchoPark locations. Advertising expense decreased both in dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit due primarily to a net gain on the disposal of franchised dealerships in the prior year period, offset partially by lower storm-related physical damage costs, IT expenses and legal expenses.
On an adjusted basis, SG&A expenses as a percentage of gross profit were 79.3%, a decrease of 30 basis points. For the three months ended September 30, 2018, adjusted SG&A expenses exclude approximately $1.6 million of executive transition costs, approximately $1.2 million of storm-related physical damage costs and approximately $0.3 million of net loss on the disposal of franchised dealerships. For the three months ended September 30, 2017, adjusted SG&A expenses exclude

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $8.5 million of net gain on the disposal of franchised dealerships, offset partially by approximately $3.5 million of storm-related physical damage and legal costs and approximately $0.5 million of long-term compensation-related charges.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Overall SG&A expenses increased in dollar amount and was flat as a percentage of gross profit, primarily due to higher long-term compensation-related expenses and legal costs, offset by a net gain on the disposal of franchised dealerships and a decrease in storm-related physical damage costs. Compensation expense increased both in dollar amount and as a percentage of gross profit, primarily due to long-term compensation-related expenses for a 2017 acquisition and a higher level of employee benefit-related expenses. Advertising expense increased both in dollar amount and as a percentage of gross profit due primarily to marketing efforts related to establishing new EchoPark locations. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties, offset partially by lease exit charges related to the disposal of franchised dealerships. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit due primarily to a net gain on the disposal of franchised dealerships and decreases in storm-related physical damage costs, IT expenses and  workers’ compensation and garage insurance expenses, offset partially by higher legal  and repairs and maintenance expenses.
On an adjusted basis, SG&A expenses as a percentage of gross profit were 80.7%, flat as compared to the prior year period. For the nine months ended September 30, 2018, adjusted SG&A expenses exclude approximately $32.5 million of long-term compensation-related charges, approximately $5.7 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges and approximately $1.6 million of executive transition costs, offset partially by approximately $38.9 million of net gain on the disposal of franchised dealerships. For the nine months ended September 30, 2017, adjusted SG&A expenses exclude approximately $10.3 million of storm-related physical damage and legal costs, approximately $1.0 million of lease exit charges and approximately $0.5 million of long-term compensation-related charges, offset partially by a gain of approximately $8.5 million on the disposal of franchised dealerships.
Impairment Charges - Consolidated
Impairment charges decreased approximately $0.2 million and increased approximately $10.6 million during the three and nine months ended September 30, 2018, respectively. There were no impairment charges for the three months ended September 30, 2018. Impairment charges for the nine months ended September 30, 2018 include the write-off of certain costs associated with internally developed software as well as the write-off of capitalized costs associated with the abandonment of certain construction projects. Impairment charges for the three and nine months ended September 30, 2017 include the write-off of goodwill and property and equipment related to the closure of two pre-owned stores that were purchased in 2016 as well as the write-off of capitalized costs associated with the abandonment of certain construction projects.
Depreciation and Amortization - Consolidated
Depreciation and amortization expense increased approximately $0.7 million, or 3.0%, and $5.3 million, or 8.1%, during the three and nine months ended September 30, 2018, respectively, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores. Increasingly costly manufacturer-required facilities upgrades may continue to drive higher levels of depreciation expense in future periods.
Interest Expense, Floor Plan - Consolidated
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Interest expense, floor plan for new vehicles increased approximately $3.0 million, or 39.1%. The average new vehicle floor plan notes payable balance increased approximately $70.2 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.4 million. The average new vehicle floor plan interest rate was 3.16%, up from 2.40% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $2.6 million.
Interest expense, floor plan for used vehicles increased approximately $0.3 million, or 24.8%. The average used vehicle floor plan notes payable balance increased approximately $16.4 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million. The average used vehicle floor plan interest rate was 2.96%, up from 2.60% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Interest expense, floor plan for new vehicles increased approximately $7.4 million, or 31.2%. The average new vehicle floor plan notes payable balance increased approximately $23.7 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.4 million. The average new vehicle floor plan interest rate was 3.00%, up from 2.33% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $7.0 million.
Interest expense, floor plan for used vehicles increased approximately $1.1 million, or 37.2%. The average used vehicle floor plan notes payable balance increased approximately $31.6 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.6 million. The average used vehicle floor plan interest rate was 2.84%, up from 2.51% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.5 million.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Stated/coupon interest	$12,712	$12,255	$(457)	(3.7)%
Deferred loan cost amortization	611	591	(20)	(3.4)%
Interest rate hedge expense (benefit)	(130)	641	771	120.3%
Capitalized interest	(484)	(579)	(95)	(16.4)%
Other interest	604	120	(484)	(403.3)%
Total interest expense, other, net	$13,313	$13,028	$(285)	(2.2)%

	Nine Months Ended September 30,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Stated/coupon interest	$38,468	$36,403	$(2,065)	(5.7)%
Discount/premium amortization	—	28	28	100.0%
Deferred loan cost amortization	1,828	1,784	(44)	(2.5)%
Interest rate hedge expense (benefit)	(81)	2,231	2,312	103.6%
Capitalized interest	(1,133)	(1,589)	(456)	(28.7)%
Other interest	1,062	343	(719)	(209.6)%
Total interest expense, other, net	$40,144	$39,200	$(944)	(2.4)%
Interest expense, other, net increased approximately $0.3 million during the three months ended September 30, 2018, primarily due to higher other interest related to capital lease obligations and higher stated/coupon interest related to additional mortgage notes payable balances, offset partially by a decrease in net interest rate hedge payments. Interest expense, other, net increased approximately $0.9 million during the nine months ended September 30, 2018, primarily due to higher other interest related to capital lease obligations and higher stated/coupon interest related to additional mortgage notes payable balances, offset partially by a decrease in net interest rate hedge payments. Included in the results for the nine months ended September 30, 2017 is a $0.7 million charge for double-carry interest expense for the period during which both the 6.125% Notes and the 7.0% Notes were outstanding.
Other Income (Expense), Net - Consolidated
Other expense decreased approximately $14.6 million during the nine months ended September 30, 2018, due to a charge of approximately $14.6 million related to the extinguishment of the 7.0% Notes in the nine months ended September 30, 2017.
Income Taxes
Beginning January 1, 2018, the federal corporate income tax rate changed from 35.0% to 21.0% along with other tax provision changes that affect the deductibility of certain expenses. Sonic considered these items in its calculation of income tax amounts as of September 30, 2018 and for the three and nine months ended September 30, 2018. The overall effective tax rate from continuing operations was 32.4% and 31.1% for the three and nine months ended September 30, 2018, respectively, and 41.7% and 41.0% for the three and nine months ended September 30, 2017, respectively. Income tax expense for the three

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
months ended September 30, 2018 includes a $0.8 million discrete charge for non-deductible executive officer compensation related to executive transition costs. Income tax expense for the nine months ended September 30, 2018 includes a $0.8 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions, offset partially by a $0.9 million discrete benefit related to vested or exercised stock compensation. Income tax expense for the three months ended September 30, 2017 includes a $0.4 million discrete charge related to a non-deductible asset impairment charge. Income tax expense for the nine months ended September 30, 2017 includes a $0.4 million discrete charge related to a non-deductible asset impairment charge and a benefit of approximately $0.5 million as a result of the adoption of ASU 2016-09 which requires all book-tax differences related to the exercise of stock options or vesting of restricted stock or restricted stock units to flow through the provision for income taxes. Sonic’s effective tax rate varies from year to year based on the distribution of taxable income between states in which the Company operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26.0% to 28.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.
Discontinued Operations
Significant components of results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income (loss) from operations	$(148)	$(119)	$(478)	$(561)
Lease exit accrual adjustments and charges	(104)	(362)	(319)	(1,089)
Pre-tax income (loss)	$(252)	$(481)	$(797)	$(1,650)
Total revenues	$—	$—	$—	$—

Liquidity and Capital Resources
We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2018, we had approximately $151.8 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$7,582	$6,352
Availability under the 2016 Revolving Credit Facility	192,765	155,304
Availability under our used vehicle floor plan facilities	14,377	7,104
Floor plan deposit balance	5,000	3,000
Total available liquidity resources	$219,724	$171,760
We participate in a program with two of our manufacturer-affiliated finance companies and one commercial bank wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $5.0 million and $3.0 million as of September 30, 2018 and December 31, 2017, respectively, is classified in other current assets in the accompanying condensed consolidated balance sheets.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our combined new and used vehicle floor plan facilities was 3.14% and 2.99% in the three and nine months ended September 30, 2018, respectively, and 2.42% and 2.35% in the three and nine months ended September 30, 2017, respectively.
We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.2 million and $30.8 million in floor plan assistance in the three and nine months ended September 30, 2018, respectively, and approximately $9.6 million and $31.3 million in floor plan assistance in the three and nine months ended September 30, 2017, respectively. We recognized manufacturer floor plan assistance in cost of sales of approximately $10.4 million and $31.1 million in the three and nine months ended September 30, 2018, respectively, and approximately $11.8 million and $32.7 million in the three and nine months ended September 30, 2017, respectively. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
Long-Term Debt and Credit Facilities
See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for a discussion of our long-term debt and credit facilities and compliance with debt covenants.
Capital Expenditures
Our capital expenditures include the purchase of land and buildings, construction of new franchised dealerships, EchoPark stores and collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages or, alternatively, through our credit facilities. We also fund these projects through cash flows from operations.
Capital expenditures in the nine months ended September 30, 2018 were approximately $133.9 million. Of this amount, approximately $79.9 million was related to facility construction projects and approximately $42.7 million was related to real estate acquisitions, while fixed assets utilized in our store operations accounted for the remaining $11.3 million of capital expenditures.
Of the capital expenditures in the nine months ended September 30, 2018, approximately $21.1 million was funded through mortgage financing and approximately $112.8 million was funded through cash from operations and use of our credit facilities.  As of September 30, 2018, commitments for facility construction projects totaled approximately $20.4 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Stock Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the nine months ended September 30, 2018, we repurchased approximately 1.2 million shares of our Class A Common Stock for approximately $24.1 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of September 30, 2018, our total remaining repurchase authorization was approximately $83.6 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists.
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
Dividends
During the three months ended September 30, 2018, our Board of Directors approved a cash dividend of $0.06 per share on all outstanding shares of Class A and Class B Common Stock as of September 14, 2018, which was paid on October 15,

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2018. Subsequent to September 30, 2018, our Board of Directors approved a cash dividend of $0.06 per share on all outstanding shares of Class A and Class B Common Stock as of December 14, 2018 to be paid on January 15, 2019. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing the 5.0% Notes and the 6.125% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Net cash provided by operating activities in the nine months ended September 30, 2018 was approximately $155.5 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables, offset partially by an increase in inventories and a decrease in notes payable – floor plan – trade. In the nine months ended September 30, 2017, net cash provided by operating activities was approximately $188.1 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables and inventories, offset partially by a decrease in notes payable – floor plan – trade.
Net cash provided by investing activities in the nine months ended September 30, 2018 was approximately $1.2 million. This provision of cash was comprised primarily of proceeds from the sale of franchised dealerships and property and equipment, offset partially by purchases of land, property and equipment. Net cash used in investing activities in the nine months ended September 30, 2017 was approximately $235.5 million. This use of cash was comprised primarily of purchases of land, property and equipment and the acquisition of one pre-owned vehicle business, offset partially by proceeds from the sale of franchised dealerships.
Net cash used in financing activities in the nine months ended September 30, 2018 was approximately $155.5 million. This use of cash was comprised primarily of net repayments on revolving credit facilities and notes payable - floor plan - non-trade, purchases of treasury stock and payments on long-term debt, offset partially by proceeds from mortgage notes. Net cash provided by financing activities in the nine months ended September 30, 2017 was approximately $57.7 million. This provision of cash was comprised primarily of proceeds from the issuance of long-term debt (including mortgages) and net borrowings on revolving credit facilities, offset partially by repurchases of debt securities and purchases of treasury stock and net repayments on notes payable - floor plan - non-trade.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the accompanying condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $106.3 million and $206.6 million in the nine months ended September 30, 2018 and 2017, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $102.9 million and $113.2 million in the nine months ended September 30, 2018 and 2017, respectively.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $14.0 million and $5.0 million at September 30, 2018 and December 31, 2017, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2018.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $2.8 million at both September 30, 2018 and December 31, 2017.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $854.1 million at September 30, 2018. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $10.0 million in the nine months ended September 30, 2018. Of the total change in interest expense, approximately $8.2 million would have resulted from the floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the nine months ended September 30, 2018 due to the leases containing LIBOR floors which were above the LIBOR rate during the nine months ended September 30, 2018.
Sonic also has interest rate cap agreements designated as hedging instruments to limit its exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of these interest rate cap positions at September 30, 2018 was an asset of approximately $8.6 million, with approximately $6.6 million included in other assets and approximately $2.0 million included in other current assets in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2018, Sonic terminated all of its previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which will be amortized into income as a reduction of interest expense, other, net on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate swap and interest rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying condensed consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Included in other accrued liabilities and other long-term liabilities at September 30, 2018 was approximately $2.1 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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
A significant portion of our new vehicle business involves the sale of vehicles, parts, or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of importing merchandise, including fluctuations in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, work stoppages and general political and socioeconomic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect the consumer-affordability of certain new vehicles and reduce demand for certain vehicle makes and models.

SONIC AUTOMOTIVE, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended September 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
July 2018	—	$—	—	$84,218
August 2018	—	$—	—	$84,218
September 2018	32,207	$19.95	32,207	$83,575
Total	32,207		32,207

(1)  On February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program that we previously announced on January 20, 2016. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
January 2016 authorization	$100,000
February 2017 authorization	100,000
Total active program repurchases prior to September 30, 2018	(116,425)
Current remaining availability as of September 30, 2018	$83,575

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

10.1
Agreement between Sonic Automotive, Inc. and B. Scott Smith, effective as of September 25, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 27, 2018 (File No. 001-13395)). (1)

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

SONIC AUTOMOTIVE, INC.

Date: October 25, 2018	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

Date: October 25, 2018	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer