Form 10-K
period 2018-12-31
SONIC AUTOMOTIVE INC
filed 2019-02-21
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
______________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $599.3 million based upon the closing sales price of the registrant’s Class A Common Stock on June 30, 2018 of $20.60 per share.
As of February 20, 2019, there were 30,916,226 shares of Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of Class B Common Stock, par value $0.01 per share, outstanding.
Documents incorporated by reference. Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held April 24, 2019 are incorporated by reference into Part III of this Form 10-K.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and elsewhere herein, as well as:
•the number of new and used vehicles sold in the United States as compared to our expectations and the expectations of the market;
•our ability to generate sufficient cash flows or to obtain additional financing to fund our EchoPark expansion, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;
•our business and growth strategies, including, but not limited to, our EchoPark store operations;
•the reputation and financial condition of vehicle manufacturers whose brands we represent, the financial incentives vehicle manufacturers offer and their ability to design, manufacture, deliver and market their vehicles successfully;
•our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or to complete additional acquisitions;
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
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

SONIC AUTOMOTIVE, INC.
PART I
Item 1.  Business.
Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two operating segments as of December 31, 2018: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2018, we operated 96 stores in the Franchised Dealerships Segment and eight stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 108 new vehicle franchises (representing 23 different brands of cars and light trucks) and 15 collision repair centers in 13 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2018, we had three EchoPark stores in operation in Colorado, four in Texas and one in North Carolina. By the end of 2019, we expect to open one additional EchoPark store in Texas. We believe that the expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.
References to “Sonic,” the “Company,” “we,” “us” and “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries.
The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2018 (“2018”):

SONIC AUTOMOTIVE, INC.
As of December 31, 2018, we operated in the following states:

Market	Number of Franchised Stores	Number of EchoPark Stores	Percent of 2018 Total Revenue
California	23	—	28.2%
Texas	20	4	26.8%
Colorado	2	3	7.8%
Tennessee	11	—	6.8%
Florida	9	—	5.6%
Alabama	10	—	5.2%
North Carolina	4	1	3.4%
Ohio	5	—	3.1%
Maryland	2	—	3.0%
Georgia	4	—	2.8%
Virginia	2	—	2.8%
Nevada	2	—	1.7%
South Carolina	2	—	1.5%
Disposed stores and holding companies	—	—	1.3%
Total	96	8	100.0%
In the future, we may acquire dealerships and open new stores that we believe will enrich our portfolio and divest dealerships or close stores that we believe will not yield acceptable returns over the long term. The automotive retailing industry remains highly fragmented, and we believe that further consolidation may occur. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships. Our ability to complete acquisitions and open new stores in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of our plans for the use of capital generated from operations.
Operating Segments
As of December 31, 2018, we had two operating segments: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products. The EchoPark Segment is comprised of pre-owned vehicle specialty retail locations that buy and sell used vehicles and arrange finance and insurance products.
For 2018, EchoPark Segment revenue represented approximately 7.0% of total revenue. See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our two operating segments.
Unless otherwise noted, the following discussion of our business is presented on a consolidated basis.
Business Strategy
Execute our EchoPark Store Initiative. We have augmented our manufacturer-franchised dealership operations with our EchoPark pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations for EchoPark began in Denver, Colorado in the fourth quarter of 2014. As of December 31, 2018, we had three EchoPark stores in operation in Colorado, four in Texas and one in North Carolina. We expect to open one additional EchoPark store in Texas during 2019.
Achieve High Levels of Customer Satisfaction. We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles and service in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealership. In addition, all

SONIC AUTOMOTIVE, INC.
manufacturers consider CSI scores in approving acquisitions or awarding new dealership open points. To keep dealership and executive management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs for certain groups of associates and executive management.
Invest in Dealership Properties. Historically, we have operated our dealerships primarily on property financed through long-term operating leases. As these leases mature, or as we have an opportunity to purchase the underlying real estate prior to renewal, we take actions to own more of our dealership properties when the effect is financially or operationally favorable to us. We remain opportunistic in purchasing existing properties or relocating dealership operations to owned real estate where the returns are favorable. We believe owning our properties where feasible and financially and strategically advantageous will, over the long term, strengthen our balance sheet and reduce our overall cost of operating and financing our facilities.
Improve Capital Structure. As we generate cash through operations, we may opportunistically repurchase our Class A Common Stock or our outstanding subordinated notes in open-market or structured transactions and may sell our Class A Common Stock to reduce debt.
Maximize Asset Returns Through Process Execution. We have developed standardized operating processes that are documented in operating playbooks for our stores. Through the continued implementation of our operating playbooks, we believe organic growth opportunities exist by offering a more favorable buying experience to our customers and creating efficiencies in our business processes. We believe the development, refinement and implementation of these operating processes will enhance the customer experience, make us more competitive in the markets we serve and drive profit growth across each of our revenue streams.
Maintain Diverse Revenue Streams. We have multiple revenue streams. In addition to new vehicle sales, our revenue sources include used vehicle sales, which we believe are less sensitive to economic cycles and seasonal influences that exist with new vehicle sales. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and, in the past, have not been as economically sensitive as new vehicle sales. We also offer customers assistance in obtaining financing and a range of automobile-related warranty, aftermarket and insurance products.
Manage Portfolio. Our long-term growth and acquisition strategy is focused on large metropolitan markets, predominantly in the Southeast, Texas and California. We seek to add like-branded dealerships to our portfolio that exist in regions in which we already operate; however, we may look outside of our existing geographic footprint when considering the location of new EchoPark stores. A majority of our franchised dealerships are either luxury or mid-line import brands. For 2018, approximately 89.4% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

SONIC AUTOMOTIVE, INC.
The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand	2018	2017	2016
Luxury:
BMW	19.8%	19.6%	20.2%
Mercedes	10.7%	10.7%	10.6%
Audi	6.5%	6.0%	5.3%
Lexus	6.1%	5.8%	5.9%
Land Rover	4.4%	3.2%	3.3%
Porsche	2.7%	2.4%	2.3%
Cadillac	2.3%	2.7%	3.3%
MINI	1.3%	1.3%	1.6%
Other luxury (1)	2.8%	2.9%	3.0%
Total Luxury	56.6%	54.6%	55.5%
Mid-line Import:
Honda	17.2%	17.3%	16.8%
Toyota	10.2%	11.9%	11.4%
Volkswagen	2.0%	1.8%	1.5%
Hyundai	1.6%	1.5%	1.2%
Other imports (2)	1.8%	1.7%	1.7%
Total Mid-line Import	32.8%	34.2%	32.6%
Domestic:
Ford	5.7%	6.8%	6.8%
General Motors (3)	4.9%	4.4%	5.1%
Total Domestic	10.6%	11.2%	11.9%
Total	100.0%	100.0%	100.0%
(1)   Includes Acura, Infiniti, Jaguar, Smart and Volvo.
(2)  Includes Kia, Nissan, Scion and Subaru.
(3) Includes Buick, Chevrolet and GMC.
Expand our eCommerce Capabilities. Automotive customers have become increasingly more comfortable using technology to research their vehicle buying alternatives and communicate with store personnel. The internet presents a marketing, advertising and automotive sales channel that we will continue to utilize to drive value for our stores and enhance the customer experience. Our technology platforms give us the ability to leverage technology to efficiently integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our customers. These platforms also allow us to market all of our products and services to a national audience and, at the same time, support the local market penetration of our individual stores.
Train, Develop and Retain Associates. We believe our associates are the cornerstone of our business and crucial to our financial success. Our goal is to develop our associates and foster an environment where our associates can contribute and grow with the Company. Associate satisfaction is very important to us, and we believe a high level of associate satisfaction reduces associate turnover and enhances our customers’ experience at our stores by pairing our customers with well-trained associates. We believe that our comprehensive training of all employees provides us with a competitive advantage over other dealership groups.
Increase Sales of Higher-Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:
Finance, Insurance and Other Aftermarket Products. Each sale of a new or used vehicle gives us an opportunity to provide our customers with financing and insurance options and earn financing fees and insurance and other aftermarket product commissions. We also offer our customers the opportunity to purchase extended warranties, service contracts and other aftermarket products from third-party providers whereby we earn a commission for arranging the contract sale. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, extended warranties, service contracts and

SONIC AUTOMOTIVE, INC.
insurance products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at our franchised dealerships and EchoPark stores.
Parts, Service and Collision Repair. Each of our franchised dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long term by increasing service capacity, investing in sophisticated equipment and well-trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts and maintenance associated with new and used vehicle retail sales will drive further service and parts business in our franchised dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.
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
Many automobile manufacturers have developed and implemented policies regarding public ownership of dealerships, which include the ability to force the sale of their respective franchises:
•upon a change in control of the Company or a material change in the composition of our Board of Directors;
•if an automobile manufacturer or distributor acquires more than 5% of the voting power of our securities; or
•if an individual or entity (other than an automobile manufacturer or distributor) acquires more than 20% of the voting power of our securities, and the manufacturer disapproves of such individual’s or entity’s ownership interest.
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

SONIC AUTOMOTIVE, INC.
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
Under the laws of the states in which we currently operate, as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a franchised dealership or EchoPark store or operate an automotive repair service. These laws also regulate our conduct of business, including our sales, operating, advertising, financing and employment practices, including federal and state wage-hour, anti-discrimination and other employment practices laws.
Our financing activities with customers are subject to federal truth-in-lending, consumer privacy, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales.
Federal, state and local environmental regulations, including regulations governing air and water quality, the clean-up of contaminated property and the use, storage, handling, recycling and disposal of gasoline, oil and other materials, also apply to us and our franchised dealership and EchoPark properties.
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

SONIC AUTOMOTIVE, INC.
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
Executive Officers of the Registrant
Our executive officers as of the date of this Annual Report on Form 10-K are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	91	Executive Chairman and Director
David Bruton Smith	44	Chief Executive Officer and Director
Jeff Dyke	51	President
Heath R. Byrd	52	Executive Vice President and Chief Financial Officer
O. Bruton Smith is the Founder of Sonic and has served as its Executive Chairman since July 2015. Prior to his election as Executive Chairman, Mr. Smith had served as Chairman and Chief Executive Officer of the Company since its organization in January 1997. Mr. Smith has also served as a director of Sonic since its organization in January 1997. Mr. Smith is also a director of many of Sonic’s subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Executive Chairman and a director of Speedway Motorsports, Inc. (“SMI”), which is controlled by Mr. Smith and his family. SMI is a public company whose shares are traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following speedways: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway and Texas Motor Speedway. He is also a director of most of SMI’s operating subsidiaries. He is the father of Mr. David Bruton Smith.
David Bruton Smith was elected as Chief Executive Officer of Sonic in September 2018. Prior to his election as Chief Executive Officer, Mr. Smith served as Sonic’s Executive Vice Chairman and Chief Strategic Officer from March 2018 to September 2018, Sonic’s Vice Chairman from March 2013 to March 2018 and as an Executive Vice President of Sonic from October 2008 to March 2013. He has served as a director of Sonic since October 2008 and has served in Sonic’s organization since 1998. Prior to being named an Executive Vice President and a director in October 2008, Mr. Smith had served as Sonic’s Senior Vice President of Corporate Development since March 2007. Mr. Smith served as Sonic’s Vice President of Corporate Strategy from October 2005 to March 2007, and also served prior to that time as Dealer Operator and General Manager of several Sonic dealerships. He is the son of Mr. O. Bruton Smith.
Jeff Dyke was elected as President of Sonic in September 2018 and is responsible for direct oversight for all of Sonic’s retail automotive operations. Prior to his election as President, Mr. Dyke served as Sonic’s Executive Vice President of Operations from October 2008 to September 2018. From March 2007 to October 2008, Mr. Dyke served as our Division Chief Operating Officer – Southeast Division, where he oversaw retail automotive operations for the states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. Mr. Dyke first joined Sonic in October 2005 as our Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President – Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation, Inc., an American automotive retailer, which provides new and pre-owned vehicles and associated services in the United States, from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.
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
Employees
As of December 31, 2018, we employed approximately 9,700 associates. We believe that our relationships with our associates are good. Approximately 260 of our associates, primarily service technicians in northern California, are represented

SONIC AUTOMOTIVE, INC.
by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.
Company Information
Our website can be accessed at www.sonicautomotive.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we transmit to the SEC.

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
As of December 31, 2018, our total outstanding indebtedness was approximately $2.5 billion, which includes floor plan notes payable, long-term debt and short-term debt.
We have up to $250.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and up to $1.0 billion of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2016 Floor Plan Facilities”). We refer to the 2016 Revolving Credit Facility and the 2016 Floor Plan Facilities collectively as the “2016 Credit Facilities.” As of December 31, 2018, we had approximately $223.9 million available for additional borrowings under the 2016 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors, including eligible asset balances. We are able to borrow under the 2016 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as the 2016 Floor Plan Facilities. In addition, the indentures relating to our 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”) and our 6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
In addition, the majority of our dealership properties are subject to long-term operating lease arrangements that commonly have initial terms of 15 to 20 years with renewal options generally ranging from five to 10 years. These operating leases require compliance with financial and operating covenants similar to those under the 2016 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
We have financed the purchase and improvement of certain dealership properties with mortgage notes that require balloon payments at the end of the notes’ terms.
Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2019 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do not have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us or, depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.
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
To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2018, we had interest rate cap agreements related to a portion of our LIBOR-based variable rate debt to limit our exposure to rising interest rates. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of our interest rate risk as management determines is in our best interests given the cost of such hedging transactions.
Our hedging transactions expose us to certain risks and financial losses, including, among other things:
•counterparty credit risk;
•available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;
•the duration or the amount of the hedge may not match the duration or the amount of the related liability;
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value, downward adjustments or “mark-to-market losses,” which would affect our recorded stockholders’ equity amounts; and

SONIC AUTOMOTIVE, INC.
RISK FACTORS

•all of our hedging instruments contain terms and conditions with which we are required to meet. In the event those terms and conditions are not met, we may be required to settle the instruments prior to the instruments’ maturity with cash payments, which could significantly affect our liquidity.
A failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations.
We may not be able to satisfy our debt obligations upon the occurrence of a change of control.
Upon the occurrence of a change of control, as defined in the 5.0% Notes and the 6.125% Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under the 2016 Credit Facilities. The agreements or instruments governing any future debt that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change of control. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our stockholders.
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
Our failure to meet a manufacturer’s customer satisfaction, financial and sales performance, and facility requirements may adversely affect our profitability and our ability to acquire new dealerships.
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
State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise or dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed or weakened in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their franchise or dealer agreements upon expiration.
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
Our dealerships depend on the manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. Some of the key incentive programs include:
•customer rebates or below market financing on new and used vehicles;
•employee pricing;
•dealer incentives on new vehicles;
•manufacturer floor plan interest and advertising assistance;
•warranties on new and used vehicles; and
•sponsorship of CPO vehicle sales by authorized new vehicle dealers.
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
Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For 2018, approximately 19.5% of our parts, service and collision repair revenues was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our parts and service sales volume and margins could be adversely affected.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Moreover, our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example:
•a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises;
•consumer demand for such manufacturer’s products could be substantially reduced;
•a lender in bankruptcy could attempt to terminate our floor plan financing and demand repayment of any amounts outstanding;
•we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all;
•we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy; and
•such manufacturer may be relieved of its indemnification obligations with respect to product liability claims.
Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets and intangible assets related to certain dealerships, which could adversely impact our results of operations and financial condition and our ability to remain in compliance with the financial ratios contained in our debt agreements.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

A decline in the quality of vehicles we sell, or consumers’ perception of the quality of those vehicles, may adversely affect our business.
Our business is highly dependent on consumer demand and preferences. Events such as manufacturer recalls and negative publicity or legal proceedings related to these events may have a negative impact on the products we sell. If such events are significant, the profitability of our dealerships related to those manufacturers could be adversely affected and we could experience a material adverse effect on our overall results of operations, financial position and cash flows.
Risks Related to Our Growth Strategy
Our investment in new business strategies, services and technologies is inherently risky, and could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.
We have invested and expect to continue to invest in new business strategies, services and technologies, including our EchoPark stores. Such endeavors may involve significant risks and uncertainties, including allocating management resources away from current operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.
Our ability to make acquisitions, execute our growth strategy for our EchoPark business and grow organically may be restricted by the terms and limits of the 2016 Credit Facilities and the indentures which govern our outstanding notes.
The amount of capital available to us is limited to the liquidity available under the 2016 Credit Facilities and capital generated through operating activities. Pursuant to the 2016 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts, without the written consent of the Required Lenders (as that term is defined in the 2016 Credit Facilities). Our pace and scale of growing our EchoPark business may be limited in the event other sources of capital are unavailable. These restrictions may limit our growth strategy.
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
Substantially all of the assets of our dealerships are pledged to secure the indebtedness under the 2016 Credit Facilities and the Silo Floor Plan Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because certain lending institutions are either owned by or affiliated with an automobile manufacturer, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice versa.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
We cannot assure you that we will effectively and profitably integrate the operations of these dealerships without substantial costs, delays or operational or financial problems, due to:
•the difficulties of managing operations located in geographic areas where we have not previously operated;
•the management time and attention required to integrate and manage newly acquired dealerships;
•the difficulties of assimilating and retaining employees;
•the challenges of keeping customers; and
•the challenge of retaining or attracting appropriate dealership management personnel.
These factors could have a material adverse effect on our financial condition and results of operations.
We may not adequately anticipate all of the demands that growth through acquisitions or brand development will impose.
We face risks growing through acquisitions or expansion. These risks include, but are not limited to:
•incurring significantly higher capital expenditures and operating expenses;
•failing to assimilate the operations and personnel of acquired dealerships;
•entering new markets with which we are unfamiliar;
•incurring potential undiscovered liabilities and operational difficulties at acquired dealerships;
•disrupting our ongoing business;
•diverting our management resources;
•failing to maintain uniform standards, controls and policies;
•impairing relationships with employees, manufacturers and customers as a result of changes in management;
•incurring increased expenses for accounting and computer systems, as well as integration difficulties;
•failing to obtain a manufacturer’s consent to the acquisition of one or more of its franchises or to renew the franchise or dealer agreement on terms acceptable to us; and
•incorrectly valuing entities to be acquired or assessing markets entered.
We may not adequately anticipate all of the demands that growth will impose on our business.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

We may not be able to execute our growth strategy without the costs escalating.
We have grown our business primarily through acquisitions in the past. We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions or growth opportunities will depend upon various factors, including:
•the availability of suitable acquisition candidates;
•competition with other dealer groups or institutional investors for suitable acquisitions;
•the negotiation of acceptable terms with the seller and with the manufacturer;
•our financial capabilities and ability to obtain financing on acceptable terms;
•our stock price; and
•the availability of skilled employees to manage the acquired companies.
We may not be able to determine the actual financial condition of dealerships we acquire until after we complete the acquisition and take control of the dealerships.
The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of due diligence regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire, including some of our largest acquisitions, do not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). We may not have an accurate understanding of the historical financial condition and performance of our acquired entities. Until we actually assume control of business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.
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
The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and sales of finance, insurance and vehicle protection products at our dealerships and stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, operating results, financial condition, cash flows and prospects.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency

SONIC AUTOMOTIVE, INC.
RISK FACTORS

funded by the U.S. Federal Reserve with broad regulatory powers and limited oversight from the U.S. Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act has led to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of the Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers.
Furthermore, we expect that new laws and regulations, particularly at the federal level, may be enacted, which could also materially adversely impact our business. For example, the labor policy of the prior administration led to increased unionization efforts for U.S. companies, which could lead to higher labor costs for the Company, disrupt our store operations and adversely affect our results of operations.
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
Moreover, customers are using the internet to compare pricing for vehicles and related F&I services, which may further reduce margins for new and used vehicles and profits for related F&I services. If internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other dealership groups have aligned themselves with services offered on the internet or are investing heavily in the development of their own internet sales capabilities, which could materially adversely affect our business.
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
Large and well-capitalized technology-focused companies have continued to enter into the automotive space in recent years. Companies including, but not limited to, Amazon, Apple, Google, Lyft, Tesla and Uber may challenge the existing

SONIC AUTOMOTIVE, INC.
RISK FACTORS

automotive manufacturing, retail sales, maintenance and repair, and transportation models. For example, Tesla has been challenging state dealer franchise laws in many states with mixed results, but its business model has been accepted by many consumers. Although Tesla’s participation in the competitive landscape has had minimal impact on the overall retail automotive space thus far, these other large technology-based companies may continue to change consumers’ view on how automobiles should be manufactured, equipped, retailed, maintained and utilized in the future. Because these companies have the ability to connect with each individual consumer easily through their existing or future technology platforms, we may ultimately be at a competitive disadvantage in marketing, selling, financing and servicing vehicles. In addition, certain manufacturers have expressed interest in selling directly to customers. The franchised dealer’s participation in that potential future transaction type is unclear and may negatively impact our operations and financial results.
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
Our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign-sourced or produced vehicles profitably.
A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of importing merchandise, including fluctuations in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, work stoppages, and general political and socioeconomic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices.
Natural disasters and adverse weather events can disrupt our business.
Our dealerships are concentrated in states and regions in the United States, including California, Colorado, Florida and Texas, in which actual or threatened natural disasters and severe weather events (such as hail storms, floods, hurricanes, earthquakes, fires and landslides) may disrupt our store operations, which may adversely impact our business, financial condition, results of operations and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have

SONIC AUTOMOTIVE, INC.
RISK FACTORS

substantial insurance, subject to certain deductibles, limitations and exclusions, we may be exposed to uninsured or under insured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
These cyber-security risks include:
•vulnerability to cyber-attack of our internal or externally hosted business applications;
•interruption of service or access to systems may affect our ability to deliver vehicles or complete transactions with customers;
•unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data;
•disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; and
•damage to our reputation as a result of a breach in security that could affect the financial security of our customers.
Moreover, significant technology-related business functions of ours are outsourced, including:
•payroll and human resources management systems, including expense reimbursement management;
•customer relationship management, e-commerce hosting and marketing campaign management;
•dealer management, inventory management and financial reporting systems;
•consumer credit application management, fund transfers/ACH/online banking; and
•IP telephony and WAN/LAN administration (switch & router configuration).
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
Our common stock is divided into two classes with different voting rights. This dual class stock ownership allows the present holders of the Class B Common Stock to control us. Holders of Class A Common Stock have one vote per share on all matters. Holders of Class B Common Stock have 10 votes per share on all matters, except that they have only one vote per share on any transaction proposed or approved by our Board of Directors or a Class B common stockholder or otherwise benefiting the Class B common stockholders constituting a:

SONIC AUTOMOTIVE, INC.
RISK FACTORS

•“going private” transaction;
•disposition of substantially all of our assets;
•transfer resulting in a change in the nature of our business; or
•merger or consolidation in which current holders of common stock would own less than 50% of the common stock following such transaction.
The holders of Class B Common Stock (which include Mr. O. Bruton Smith, Sonic’s Executive Chairman and a director, and an entity Mr. Smith and his family members control) currently hold less than a majority of our outstanding common stock, but a majority of our voting power. As a result, the holders of Class B Common Stock may be able to control fundamental corporate matters and transactions, subject to the above limitations. The concentration of voting power may also discourage, delay or prevent a change of control of us from a third party even if the action was favored by holders of Class A Common Stock. In addition, a sale or transfer of shares by one or more of the holders of Class B Common Stock could result in a change of control or put downward pressure on the market price of our Class A Common Stock. The perception among the public that these sales or transfers will occur could also contribute to a decline in the market price of our Class A Common Stock.
Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under the Sonic Automotive, Inc. 2012 Stock Incentive Plan or the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors and other obligations become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our franchise and dealer agreements may impede or prevent any potential takeover bid. Our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of the Company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity that may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, there may be provisions of our lending arrangements that create an event of default upon a change in control. These agreements, corporate governance documents and laws may have the effect of discouraging, delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.
The outcome of legal and administrative proceedings we are or may become involved in could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.
Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our franchise or dealer agreements or operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties, if permitted at all.
The loss of key personnel and limited management and personnel resources could adversely affect our operations and growth.
Our success depends to a significant degree upon the continued contributions of our management team, particularly our senior management, and service and sales personnel. Additionally, franchise or dealer agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers. We do not have employment agreements with most members of our senior management team, our dealership general managers and other key dealership personnel. Consequently, the loss of the services of one or more of these key employees could have a material adverse effect on our results of operations.
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
Five of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our five dealership subsidiaries are among approximately 199 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. In March 2008, the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, issued a certification that the AI Pension Plan was in critical status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s critical status, the Board of Trustees of the AI Pension Plan implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period commencing in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously adopted rehabilitation plan. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the

SONIC AUTOMOTIVE, INC.
RISK FACTORS

proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely. In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Tax positions may exist related to our tax filings that could be challenged by governmental agencies and result in higher income tax expenses and affect our overall liquidity if we are unable to successfully defend these tax positions.
We are subject to audits by federal and state governmental income tax agencies on a continual basis. During the course of those audits, the agencies may disagree with or challenge tax positions taken on tax returns filed for Sonic and its subsidiaries. As a result of these audits, the agencies may issue assessments and penalties based on their understanding of the underlying facts and circumstances. In the event we are not able to arrive at an agreeable resolution, we may be forced to litigate these matters. If we are unsuccessful in litigation, our results of operations and financial position may be negatively impacted.
A change in historical experiences and/or assumptions used to estimate reserves could have a material impact on our earnings.
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
If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could incur remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, or we could fail to meet our reporting obligations under SEC regulations and the terms of our debt agreements on a timely basis and there could be a material adverse effect on the price of our Class A Common Stock.
Impairment of our goodwill could have a material adverse impact on our earnings.
Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2018, our balance sheet reflected a carrying amount of approximately $509.6 million in goodwill.

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
We lease a significant number of the properties utilized by our dealership operations from affiliates of Capital Automotive Real Estate Services, Inc. and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for the 2016 Credit Facilities or mortgage financing arrangements. We believe that our facilities are adequate for our current needs.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2018 were approximately $2.4 million in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
Item 4.  Mine Safety Disclosures.
Not applicable.

SONIC AUTOMOTIVE, INC.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A Common Stock is currently traded on the NYSE under the symbol “SAH.” Our Class B Common Stock is not traded on a public market.
As of February 20, 2019, there were 30,916,226 shares of our Class A Common Stock and 12,029,375 shares of our Class B Common Stock outstanding. As of February 20, 2019, there were 1,126 record holders of the Class A Common Stock and four record holders of the Class B Common Stock. The closing stock price for the Class A Common Stock on February 20, 2019 was $15.94.
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.24 per share, $0.20 per share and $0.20 per share during 2018, 2017 and 2016, respectively. Subsequent to December 31, 2018, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.10 per share for stockholders of record on March 15, 2019 to be paid on April 15, 2019. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
Item 6. Selected Financial Data.
This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflects the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2018. As a result of the effects of any acquisitions and other potential factors in the future, the historical consolidated financial information described in the selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of our operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share data)
Income Statement Data (1):
Total revenues	$9,951.6	$9,867.2	$9,731.8	$9,624.3	$9,197.1
Impairment charges	$29.5	$9.4	$8.1	$18.0	$6.6
Income (loss) from continuing operations before taxes	$75.3	$108.1	$155.2	$145.2	$161.7
Income (loss) from continuing operations	$52.4	$94.2	$94.5	$88.1	$98.6
Basic earnings (loss) per share from continuing operations	$1.23	$2.14	$2.07	$1.74	$1.89
Diluted earnings (loss) per share from continuing operations	$1.22	$2.12	$2.06	$1.73	$1.87

Balance Sheet Data (1):
Total assets	$3,796.8	$3,818.5	$3,639.3	$3,562.4	$3,168.3
Current maturities of long-term debt	$26.3	$61.3	$43.0	$33.4	$30.8
Total long-term debt (including current maturities of long-term debt)	$945.1	$1,024.7	$882.7	$814.6	$758.5
Total long-term liabilities (including current maturities of long-term debt)	$1,054.1	$1,138.2	$1,020.3	$952.1	$885.3
Cash dividends declared per common share	$0.24	$0.20	$0.20	$0.11	$0.10
(1) As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 2, “Business Acquisitions and Dispositions,” Note 5, “Intangible Assets and Goodwill,” and Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements, impairment charges, business combinations and dispositions, and debt refinancing have had a material impact on our reported historical consolidated financial information.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2018 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”).
Unless otherwise noted, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis. To the extent that differences among operating segments are material to an understanding of our business taken as a whole, they are discussed separately.
All discussion of increases or decreases are compared to the prior year period ended December 31, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair and finance, insurance and other are on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. During the year ended December 31, 2018 (“2018”), we opened one new manufacturer-awarded open point franchised dealership and three new EchoPark stores, which are included in reported amounts for 2018, but are excluded from same store reporting for all periods. During the year ended December 31, 2017 (“2017”), we opened one new manufacturer-awarded open point franchised dealership, acquired one pre-owned vehicle store and opened two new EchoPark stores, which are included in reported amounts for all periods and same store reporting for 2018 compared to 2017, but are excluded from same store reporting for 2017 compared to 2016. During the year ended December 31, 2016 (“2016”), we opened one new manufacturer-awarded open point franchised dealership, which is included in reported and same store amounts for all periods.
We disposed of seven franchised dealerships, terminated one luxury franchised dealership and closed three EchoPark stores and one previously acquired pre-owned vehicle store during 2018, and had no franchises held for sale as of December 31, 2018. We disposed of three franchised dealerships and closed two previously acquired pre-owned vehicle stores during 2017. We did not dispose of any dealership franchises during 2016. The results of operations of these disposed dealership franchises and closed stores are included in reported amounts below and in continuing operations on the accompanying consolidated statements of income for all periods presented. Dispositions that occurred subsequent to March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria for reclassification under U.S. generally accepted accounting principles (“U.S. GAAP”). See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for tabular disclosure of the effects of disposed dealership franchises that remain in continuing operations.
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two operating segments as of December 31, 2018: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2018, we operated 96 stores in the Franchised Dealerships Segment and eight stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 108 new vehicle franchises (representing 23 different brands of cars and light trucks) and 15 collision repair centers in 13 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2018, we had three EchoPark stores in operation in Colorado, four in Texas and one in North Carolina. By the end of 2019, we expect to open one additional EchoPark store in Texas. We believe that the expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.
We are continually evaluating the landscape of human mobility and the risks and opportunities that are on the horizon that may reshape our business. We believe the dealership model will continue to serve as the primary resource for consumers for quite some time, but as consumers gravitate toward and accept other sources of mobility, we want to position Sonic to

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
participate in those offerings. This may include partnerships or relationships with ride hailing, fractional ownership, subscription service or manufacturer-promoted programs that satisfy a customer demand or need.
Executive Summary
The U.S. retail automotive industry’s total new vehicle unit sales volume was 17.2 million vehicles, in 2018 and 2017, according to data from Bloomberg Financial Markets, provided by Stephens Inc. For 2019, analysts’ average industry expectation for the new vehicle seasonally adjusted annual rate of sales (“SAAR”) range from 16.8 million to 17.0 million vehicles, a decrease of 1.2% to 2.3% compared to the industry volume level in 2018. We estimate the 2019 new vehicle SAAR will be between 16.5 million and 17.0 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of automotive manufacturers could cause actual 2019 new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend, as well as the industry sales mix between retail and fleet new vehicle sales volume. Our current operational goal focuses on growing our retail new vehicle sales, as opposed to fleet new vehicle sales, and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, industry retail new vehicle unit sales volume decreased 2.2%, to 13.6 million vehicles, in 2018, from 13.9 million vehicles in 2017.
As a result of the disposition, termination or closure of several franchised dealership stores since December 31, 2017, the change in consolidated reported amounts from period to period may not be indicative of the future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for the year ended December 31, 2018 and are compared to the prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
New vehicle revenue decreased 1.9% in 2018, driven by a 4.5% decrease in new vehicle unit sales volume. New vehicle gross profit decreased 6.7% in 2018 due to lower new vehicle unit sales volume and lower new vehicle gross profit per unit, which decreased $46 per unit, or 2.3%, to $1,982 per unit. While the availability of vehicle pricing information to consumers, increased competition for sales between similar branded dealerships and higher overall inventory levels have resulted in downward pressure on new vehicle pricing, we believe that new vehicle gross profit per unit has stabilized and do not anticipate significant declines in future periods.
Retail used vehicle revenue increased 6.9% in 2018, driven by a 6.9% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased 1.8% in 2018, driven by a decrease in retail used vehicle gross profit per unit of $100 per unit, or 8.1%, to $1,132 per unit. Our retail used vehicle gross profit per unit decreased due to a shift in inventory and pricing strategy at our EchoPark stores in 2018, where we price our inventory at a lower level (resulting in lower retail used vehicle gross profit per unit) in order to driver higher levels of retail used vehicle unit sales volume and total gross profit (from both the retail used vehicle sale and higher levels of F&I gross profit per retail unit). Our wholesale vehicle gross loss increased approximately $3.8 million, or 50.4%, during 2018, primarily driven by higher levels of wholesale unit sales volume in the first quarter of 2018. We focus on maintaining used vehicle inventory days’ supply in the 30- to 40- day range in order to limit our exposure to market pricing volatility. Our consolidated used vehicle inventory days’ supply was approximately 31 and 34 days as of December 31, 2018 and 2017, respectively.
In 2018, our Fixed Operations revenue increased 0.7% and our Fixed Operations gross profit increased 1.2%. Fixed Operations gross margin increased 30 basis points, to 48.4%, in 2018, driven primarily by higher levels of customer pay revenue and an increase in customer pay gross margin. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. However, significant changes to the level of manufacturer recall and warranty activity could negatively impact our Fixed Operations results in the future.
Our F&I revenue increased 7.6% in 2018, driven by a 6.8% increase in F&I gross profit per retail unit, in addition to a 0.8% increase in combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $95 per unit, or 6.8%, to $1,493 per unit, in 2018. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to maximize gross profit per F&I contract and penetration rates (the number of F&I products

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.
Results of Operations
The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of income:

	Percentage of Total Revenues
	Year Ended December 31,
	2018	2017	2016
Revenues:
New vehicles	50.0%	53.7%	53.8%
Used vehicles	29.9%	26.6%	26.0%
Wholesale vehicles	2.2%	1.7%	2.2%
Parts, service and collision repair	13.9%	14.4%	14.5%
Finance, insurance and other, net	4.1%	3.6%	3.5%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	85.5%	85.2%	85.3%
Gross profit	14.5%	14.8%	14.7%
Selling, general and administrative expenses	11.5%	11.6%	11.4%
Impairment charges	0.3%	0.1%	0.1%
Depreciation and amortization	0.9%	1.0%	0.8%
Operating income (loss)	1.8%	2.1%	2.4%
Interest expense, floor plan	0.5%	0.4%	0.3%
Interest expense, other, net	0.5%	0.5%	0.5%
Other (income) expense, net	0.0%	0.1%	0.0%
Income (loss) from continuing operations before taxes	0.8%	1.1%	1.6%
Provision for income taxes for continuing operations - (benefit) expense	0.2%	0.1%	0.6%
Income (loss) from continuing operations	0.5%	1.0%	1.0%

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

	Year Ended December 31,			Year Ended December 31,
(In millions of vehicles)	2018	2017	% Change	2016	2015	% Change
U.S. industry volume - Retail (1)	13.6	13.9	(2.2)%	14.1	14.2	(0.7)%
U.S. industry volume - Fleet	3.6	3.3	9.1%	3.4	3.2	6.3%
U.S. industry volume - Total (2)	17.2	17.2	—%	17.5	17.4	0.6%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1) Source: PIN from J.D. Power
(2) Source: Bloomberg Financial Markets, provided by Stephens Inc.
According to industry analysts, industry volume expectations for 2019 range from 16.8 million to 17.0 million vehicles, which would represent a decrease of 1.2% to 2.3% compared to the industry volume for 2018.
The following tables provide a reconciliation of consolidated same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,897,389	$4,992,552	$(95,163)	(1.9)%
Acquisitions, open points and dispositions	76,708	302,499	(225,791)	NM
Total as reported	$4,974,097	$5,295,051	$(320,954)	(6.1)%

Total new vehicle gross profit:
Same store	$238,648	$255,795	$(17,147)	(6.7)%
Acquisitions, open points and dispositions	2,854	9,131	(6,277)	NM
Total as reported	$241,502	$264,926	$(23,424)	(8.8)%

Total new vehicle unit sales:
Same store	120,400	126,101	(5,701)	(4.5)%
Acquisitions, open points and dispositions	2,317	9,562	(7,245)	NM
Total as reported	122,717	135,663	(12,946)	(9.5)%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,960,012	$4,914,970	$45,042	0.9%
Acquisitions, open points and dispositions	335,039	319,535	15,504	4.9%
Total as reported	$5,295,051	$5,234,505	$60,546	1.2%

Total new vehicle gross profit:
Same store	$253,412	$252,477	$935	0.4%
Acquisitions, open points and dispositions	11,514	8,117	3,397	41.9%
Total as reported	$264,926	$260,594	$4,332	1.7%

Total new vehicle unit sales:
Same store	125,525	125,600	(75)	(0.1)%
Acquisitions, open points and dispositions	10,138	10,403	(265)	(2.5)%
Total as reported	135,663	136,003	(340)	(0.2)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$4,974,097	$5,295,051	$(320,954)	(6.1)%
Gross profit	$241,502	$264,926	$(23,424)	(8.8)%
Unit sales	122,717	135,663	(12,946)	(9.5)%
Revenue per unit	$40,533	$39,031	$1,502	3.8%
Gross profit per unit	$1,968	$1,953	$15	0.8%
Gross profit as a % of revenue	4.9%	5.0%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$5,295,051	$5,234,505	$60,546	1.2%
Gross profit	$264,926	$260,594	$4,332	1.7%
Unit sales	135,663	136,003	(340)	(0.2)%
Revenue per unit	$39,031	$38,488	$543	1.4%
Gross profit per unit	$1,953	$1,916	$37	1.9%
Gross profit as a % of revenue	5.0%	5.0%	—	bps
Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$4,897,389	$4,992,552	$(95,163)	(1.9)%
Gross profit	$238,648	$255,795	$(17,147)	(6.7)%
Unit sales	120,400	126,101	(5,701)	(4.5)%
Revenue per unit	$40,676	$39,592	$1,084	2.7%
Gross profit per unit	$1,982	$2,028	$(46)	(2.3)%
Gross profit as a % of revenue	4.9%	5.1%	(20)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$4,960,012	$4,914,970	$45,042	0.9%
Gross profit	$253,412	$252,477	$935	0.4%
Unit sales	125,525	125,600	(75)	(0.1)%
Revenue per unit	$39,514	$39,132	$382	1.0%
Gross profit per unit	$2,019	$2,010	$9	0.4%
Gross profit as a % of revenue	5.1%	5.1%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles – Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.
Used Vehicles – Consolidated
Used vehicle revenues consist of sales to retail customers and are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.
The following tables provide a reconciliation of consolidated same store basis and reported basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,593,725	$2,427,306	$166,419	6.9%
Acquisitions, open points and dispositions	379,773	194,747	185,026	NM
Total as reported	$2,973,498	$2,622,053	$351,445	13.4%
Total used vehicle gross profit:
Same store	$136,200	$138,677	$(2,477)	(1.8)%
Acquisitions, open points and dispositions	6,788	16,226	(9,438)	NM
Total as reported	$142,988	$154,903	$(11,915)	(7.7)%

Total used vehicle unit sales:
Same store	120,339	112,605	7,734	6.9%
Acquisitions, open points and dispositions	19,266	10,884	8,382	NM
Total as reported	139,605	123,489	16,116	13.1%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,349,053	$2,354,926	$(5,873)	(0.2)%
Acquisitions, open points and dispositions	273,000	178,196	94,804	NM
Total as reported	$2,622,053	$2,533,122	$88,931	3.5%
Total used vehicle gross profit:
Same store	$136,889	$140,775	$(3,886)	(2.8)%
Acquisitions, open points and dispositions	18,014	17,810	204	NM
Total as reported	$154,903	$158,585	$(3,682)	(2.3)%

Total used vehicle unit sales:
Same store	108,798	109,091	(293)	(0.3)%
Acquisitions, open points and dispositions	14,691	10,083	4,608	NM
Total as reported	123,489	119,174	4,315	3.6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,973,498	$2,622,053	$351,445	13.4%
Gross profit	$142,988	$154,903	$(11,915)	(7.7)%
Unit sales	139,605	123,489	16,116	13.1%
Revenue per unit	$21,299	$21,233	$66	0.3%
Gross profit per unit	$1,024	$1,254	$(230)	(18.3)%
Gross profit as a % of revenue	4.8%	5.9%	(110)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,622,053	$2,533,122	$88,931	3.5%
Gross profit	$154,903	$158,585	$(3,682)	(2.3)%
Unit sales	123,489	119,174	4,315	3.6%
Revenue per unit	$21,233	$21,256	$(23)	(0.1)%
Gross profit per unit	$1,254	$1,331	$(77)	(5.8)%
Gross profit as a % of revenue	5.9%	6.3%	(40)	bps
Our consolidated same store retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,593,725	$2,427,306	$166,419	6.9%
Gross profit	$136,200	$138,677	$(2,477)	(1.8)%
Unit sales	120,339	112,605	7,734	6.9%
Revenue per unit	$21,553	$21,556	$(3)	0.0%
Gross profit per unit	$1,132	$1,232	$(100)	(8.1)%
Gross profit as a % of revenue	5.3%	5.7%	(40)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,349,053	$2,354,926	$(5,873)	(0.2)%
Gross profit	$136,889	$140,775	$(3,886)	(2.8)%
Unit sales	108,798	109,091	(293)	(0.3)%
Revenue per unit	$21,591	$21,587	$4	0.0%
Gross profit per unit	$1,258	$1,290	$(32)	(2.5)%
Gross profit as a % of revenue	5.8%	6.0%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For further analysis of retail used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles - Consolidated
Wholesale vehicle revenues consist of sales at third-party auction sites and are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and reduce our risk of inventory price depreciation prior to sale.
The following tables provide a reconciliation of consolidated same store basis and reported basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$200,574	$158,787	$41,787	26.3%
Acquisitions, open points and dispositions	17,051	12,277	4,774	NM
Total as reported	$217,625	$171,064	$46,561	27.2%

Total wholesale vehicle gross profit (loss):
Same store	$(11,215)	$(7,455)	$(3,760)	(50.4)%
Acquisitions, open points and dispositions	(34)	(1,259)	1,225	NM
Total as reported	$(11,249)	$(8,714)	$(2,535)	(29.1)%

Total wholesale vehicle unit sales:
Same store	31,080	28,547	2,533	8.9%
Acquisitions, open points and dispositions	3,087	2,838	249	NM
Total as reported	34,167	31,385	2,782	8.9%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$156,808	$195,944	$(39,136)	(20.0)%
Acquisitions, open points and dispositions	14,256	15,104	(848)	NM
Total as reported	$171,064	$211,048	$(39,984)	(18.9)%

Total wholesale vehicle gross profit (loss):
Same store	$(7,566)	$(5,731)	$(1,835)	(32.0)%
Acquisitions, open points and dispositions	(1,148)	(1,585)	437	NM
Total as reported	$(8,714)	$(7,316)	$(1,398)	(19.1)%

Total wholesale vehicle unit sales:
Same store	28,152	31,959	(3,807)	(11.9)%
Acquisitions, open points and dispositions	3,233	3,139	94	NM
Total as reported	31,385	35,098	(3,713)	(10.6)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$217,625	$171,064	$46,561	27.2%
Gross profit (loss)	$(11,249)	$(8,714)	$(2,535)	(29.1)%
Unit sales	34,167	31,385	2,782	8.9%
Revenue per unit	$6,369	$5,451	$918	16.8%
Gross profit (loss) per unit	$(329)	$(278)	$(51)	(18.3)%
Gross profit (loss) as a % of revenue	(5.2)%	(5.1)%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$171,064	$211,048	$(39,984)	(18.9)%
Gross profit (loss)	$(8,714)	$(7,316)	$(1,398)	(19.1)%
Unit sales	31,385	35,098	(3,713)	(10.6)%
Revenue per unit	$5,451	$6,013	$(562)	(9.3)%
Gross profit (loss) per unit	$(278)	$(208)	$(70)	(33.7)%
Gross profit (loss) as a % of revenue	(5.1)%	(3.5)%	(160)	bps
Our consolidated same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$200,574	$158,787	$41,787	26.3%
Gross profit (loss)	$(11,215)	$(7,455)	$(3,760)	(50.4)%
Unit sales	31,080	28,547	2,533	8.9%
Revenue per unit	$6,453	$5,562	$891	16.0%
Gross profit (loss) per unit	$(361)	$(261)	$(100)	(38.3)%
Gross profit (loss) as a % of revenue	(5.6)%	(4.7)%	(90)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$156,808	$195,944	$(39,136)	(20.0)%
Gross profit (loss)	$(7,566)	$(5,731)	$(1,835)	(32.0)%
Unit sales	28,152	31,959	(3,807)	(11.9)%
Revenue per unit	$5,570	$6,131	$(561)	(9.2)%
Gross profit (loss) per unit	$(269)	$(179)	$(90)	(50.3)%
Gross profit (loss) as a % of revenue	(4.8)%	(2.9)%	(190)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment” and “Wholesale Vehicles - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Fixed Operations - Consolidated
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs, wholesale parts, and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles in inventory to be subsequently sold to retail customers. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. In 2017, we changed the character of certain manufacturer-offered complimentary maintenance repair orders from customer pay to warranty. Accordingly, the customer pay and warranty amounts in the tables below reflect this change for 2018 and 2017, but not for 2016, as it was administratively impractical to recalculate the 2016 amounts.
We believe that over time vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term we have the ability to continue to add service capacity at our dealerships and stores to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.
The following tables provide a reconciliation of consolidated same store basis and reported basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,350,669	$1,340,980	$9,689	0.7%
Acquisitions, open points and dispositions	30,218	75,030	(44,812)	NM
Total as reported	$1,380,887	$1,416,010	$(35,123)	(2.5)%

Total Fixed Operations gross profit:
Same store	$653,523	$645,539	$7,984	1.2%
Acquisitions, open points and dispositions	13,838	37,992	(24,154)	NM
Total as reported	$667,361	$683,531	$(16,170)	(2.4)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,332,356	$1,327,618	$4,738	0.4%
Acquisitions, open points and dispositions	83,654	82,201	1,453	NM
Total as reported	$1,416,010	$1,409,819	$6,191	0.4%

Total Fixed Operations gross profit:
Same store	$642,179	$632,705	$9,474	1.5%
Acquisitions, open points and dispositions	41,352	41,421	(69)	NM
Total as reported	$683,531	$674,126	$9,405	1.4%
NM = Not Meaningful
Our consolidated reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$560,037	$555,463	$4,574	0.8%
Warranty	266,644	282,926	(16,282)	(5.8)%
Wholesale parts	161,066	168,459	(7,393)	(4.4)%
Internal, sublet and other	393,140	409,162	(16,022)	(3.9)%
Total revenue	$1,380,887	$1,416,010	$(35,123)	(2.5)%

Gross profit
Customer pay	$299,616	$296,834	$2,782	0.9%
Warranty	150,746	156,082	(5,336)	(3.4)%
Wholesale parts	27,746	28,989	(1,243)	(4.3)%
Internal, sublet and other	189,253	201,626	(12,373)	(6.1)%
Total gross profit	$667,361	$683,531	$(16,170)	(2.4)%
Gross profit as a % of revenue
Customer pay	53.5%	53.4%	10	bps
Warranty	56.5%	55.2%	130	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	48.1%	49.3%	(120)	bps
Total gross profit as a % of revenue	48.3%	48.3%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$555,463	$582,557	$(27,094)	(4.7)%
Warranty	282,926	240,415	42,511	17.7%
Wholesale parts	168,459	176,870	(8,411)	(4.8)%
Internal, sublet and other	409,162	409,977	(815)	(0.2)%
Total revenue	$1,416,010	$1,409,819	$6,191	0.4%

Gross profit
Customer pay	$296,834	$314,791	$(17,957)	(5.7)%
Warranty	156,082	129,924	26,158	20.1%
Wholesale parts	28,989	30,754	(1,765)	(5.7)%
Internal, sublet and other	201,626	198,657	2,969	1.5%
Total gross profit	$683,531	$674,126	$9,405	1.4%
Gross profit as a % of revenue
Customer pay	53.4%	54.0%	(60)	bps
Warranty	55.2%	54.0%	120	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	49.3%	48.5%	80	bps
Total gross profit as a % of revenue	48.3%	47.8%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$550,371	$528,163	$22,208	4.2%
Warranty	263,814	268,800	(4,986)	(1.9)%
Wholesale parts	159,004	160,691	(1,687)	(1.0)%
Internal, sublet and other	377,480	383,326	(5,846)	(1.5)%
Total revenue	$1,350,669	$1,340,980	9,689	0.7%

Gross profit
Customer pay	$294,660	$281,891	$12,769	4.5%
Warranty	147,507	148,237	(730)	(0.5)%
Wholesale parts	27,429	27,702	(273)	(1.0)%
Internal, sublet and other	183,927	187,709	(3,782)	(2.0)%
Total gross profit	$653,523	$645,539	$7,984	1.2%
Gross profit as a % of revenue
Customer pay	53.5%	53.4%	10	bps
Warranty	55.9%	55.1%	80	bps
Wholesale parts	17.3%	17.2%	10	bps
Internal, sublet and other	48.7%	49.0%	(30)	bps
Total gross profit as a % of revenue	48.4%	48.1%	30	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$526,504	$550,414	$(23,910)	(4.3)%
Warranty	267,865	226,886	40,979	18.1%
Wholesale parts	160,330	168,240	(7,910)	(4.7)%
Internal, sublet and other	377,657	382,078	(4,421)	(1.2)%
Total revenue	$1,332,356	$1,327,618	$4,738	0.4%

Gross profit
Customer pay	$281,001	$296,803	$(15,802)	(5.3)%
Warranty	147,726	122,635	25,091	20.5%
Wholesale parts	27,602	29,239	(1,637)	(5.6)%
Internal, sublet and other	185,850	184,028	1,822	1.0%
Total gross profit	$642,179	$632,705	$9,474	1.5%
Gross profit as a % of revenue
Customer pay	53.4%	53.9%	(50)	bps
Warranty	55.1%	54.1%	100	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	49.2%	48.2%	100	bps
Total gross profit as a % of revenue	48.2%	47.7%	50	bps
For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations – Franchised Dealerships Segment” and “Fixed Operations - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
F&I - Consolidated
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts (as a result, F&I revenues and F&I gross profit are the same amount). F&I revenues are affected by the level of new and used vehicle unit sales, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives, and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of consolidated same store basis and reported basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$356,589	$331,288	$25,301	7.6%
Acquisitions, open points and dispositions	48,934	31,742	17,192	NM
Total as reported	$405,523	$363,030	$42,493	11.7%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,493	$1,398	$95	6.8%
Reported	$1,557	$1,411	$146	10.3%

Total combined new and used retail unit sales:
Same store	238,886	236,961	1,925	0.8%
Acquisitions, open points and dispositions	21,538	20,256	1,282	NM
Total as reported	260,424	257,217	3,207	1.2%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$323,450	$312,447	$11,003	3.5%
Acquisitions, open points and dispositions	39,580	30,838	8,742	NM
Reported	$363,030	$343,285	$19,745	5.8%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,391	$1,340	$51	3.8%
Reported	$1,411	$1,354	$57	4.2%

Total combined new and used retail unit sales:
Same store	232,579	233,189	(610)	(0.3)%
Acquisitions, open points and dispositions	24,638	20,273	4,365	NM
Total as reported	257,217	253,462	3,755	1.5%
NM = Not Meaningful
Our consolidated reported F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$405,523	$363,030	$42,493	11.7%
Unit sales	260,424	257,217	3,207	1.2%
Gross profit per retail unit (excludes fleet)	$1,557	$1,411	$146	10.3%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$363,030	$343,285	$19,745	5.8%
Unit sales	257,217	253,462	3,755	1.5%
Gross profit per retail unit (excludes fleet)	$1,411	$1,354	$57	4.2%
Our consolidated same store F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$356,589	$331,288	$25,301	7.6%
Unit sales	238,886	236,961	1,925	0.8%
Gross profit per retail unit (excludes fleet)	$1,493	$1,398	$95	6.8%

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$323,450	$312,447	$11,003	3.5%
Unit sales	232,579	233,189	(610)	(0.3)%
Gross profit per retail unit (excludes fleet)	$1,391	$1,340	$51	3.8%
For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

New Vehicles – Franchised Dealerships Segment
New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet customer demands. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower–priced/economy vehicles to luxury vehicles.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,897,389	$4,992,552	$(95,163)	(1.9)%
Acquisitions, open points and dispositions	76,708	302,499	(379,207)	NM
Total as reported	$4,974,097	$5,295,051	$(320,954)	(6.1)%

Total new vehicle gross profit:
Same store	$238,648	$255,795	$(17,147)	(6.7)%
Acquisitions, open points and dispositions	2,854	9,131	(6,277)	NM
Total as reported	$241,502	$264,926	$(23,424)	(8.8)%

Total new vehicle unit sales:
Same store	120,400	126,101	(5,701)	(4.5)%
Acquisitions, open points and dispositions	2,317	9,562	(7,245)	NM
Total as reported	122,717	135,663	(12,946)	(9.5)%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,960,012	$4,914,970	$45,042	0.9%
Acquisitions, open points and dispositions	335,039	319,535	15,504	4.9%
Total as reported	$5,295,051	$5,234,505	$60,546	1.2%

Total new vehicle gross profit:
Same store	$253,412	$252,477	$935	0.4%
Acquisitions, open points and dispositions	11,514	8,117	3,397	41.9%
Total as reported	$264,926	$260,594	$4,332	1.7%

Total new vehicle unit sales:
Same store	125,525	125,600	(75)	(0.1)%
Acquisitions, open points and dispositions	10,138	10,403	(265)	(2.5)%
Total as reported	135,663	136,003	(340)	(0.2)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$4,974,097	$5,295,051	$(320,954)	(6.1)%
Gross profit	$241,502	$264,926	$(23,424)	(8.8)%
Unit sales	122,717	135,663	(12,946)	(9.5)%
Revenue per unit	$40,533	$39,031	$1,502	3.8%
Gross profit per unit	$1,968	$1,953	$15	0.8%
Gross profit as a % of revenue	4.9%	5.0%	(10)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$5,295,051	$5,234,505	$60,546	1.2%
Gross profit	$264,926	$260,594	$4,332	1.7%
Unit sales	135,663	136,003	(340)	(0.2)%
Revenue per unit	$39,031	$38,488	$543	1.4%
Gross profit per unit	$1,953	$1,916	$37	1.9%
Gross profit as a % of revenue	5.0%	5.0%	—	bps
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$4,897,389	$4,992,552	$(95,163)	(1.9)%
Gross profit	$238,648	$255,795	$(17,147)	(6.7)%
Unit sales	120,400	126,101	(5,701)	(4.5)%
Revenue per unit	$40,676	$39,592	$1,084	2.7%
Gross profit per unit	$1,982	$2,028	$(46)	(2.3)%
Gross profit as a % of revenue	4.9%	5.1%	(20)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$4,960,012	$4,914,970	$45,042	0.9%
Gross profit	$253,412	$252,477	$935	0.4%
Unit sales	125,525	125,600	(75)	(0.1)%
Revenue per unit	$39,514	$39,132	$382	1.0%
Gross profit per unit	$2,019	$2,010	$9	0.4%
Gross profit as a % of revenue	5.1%	5.1%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment New Vehicles - 2018 Compared to 2017
Our new vehicle revenue decreased 1.9% and our new vehicle unit sales volume decreased 4.5%, driven primarily by decreases in new vehicle unit sales volume at our Honda, Toyota and BMW dealerships. Our new vehicle gross profit decreased approximately $17.1 million, or 6.7%, primarily driven by decreases in new vehicle gross profit at our BMW, Honda and Toyota dealerships. Our new vehicle gross profit per unit decreased $46 per unit, or 2.3%, to $1,982 per unit, primarily driven by decreases in new vehicle gross profit per unit at our BMW, Honda and Toyota dealerships, offset partially by increases in new vehicle gross profit per unit at our Land Rover, Hyundai and Lexus dealerships.
Beginning in the second quarter of 2018, new vehicle gross profit per unit at our BMW and Honda dealerships was significantly lower than expected due primarily to lower manufacturer-to-dealer incentives on certain models. We experienced some improvement in both brands during the third quarter of 2018, but BMW manufacturer-to-dealer incentives were below anticipated levels in the fourth quarter of 2018.
Our reported franchised dealerships new vehicle inventory days’ supply was approximately 59 and 52 days as of December 31, 2018 and 2017, respectively, driven primarily by our luxury-branded dealerships.
Franchised Dealerships Segment New Vehicles - 2017 Compared to 2016
Our new vehicle revenue increased 0.9% and our new vehicle unit sales volume decreased 0.1%, driven primarily by decreases in new vehicle unit sales volume at our General Motors (excluding Cadillac), Mercedes and Cadillac dealerships, offset partially by increases in new vehicle unit sales volume at our Toyota, Honda and Hyundai dealerships. Our new vehicle gross profit increased approximately $0.9 million, or 0.4%, primarily driven by increases in new vehicle gross profit at our BMW, Ford and Honda dealerships, offset partially by decreases in new vehicle gross profit at our General Motors (excluding Cadillac), Cadillac and Lexus dealerships. Our new vehicle gross profit per unit increased $9 per unit, or 0.4%, to $2,019 per unit, primarily driven by increases in new vehicle gross profit per unit at our BMW, Ford and Honda dealerships, offset partially by decreases in new vehicle gross profit per unit at our General Motors (excluding Cadillac), Cadillac and Lexus dealerships.
As a result of increased replacement vehicle demand due to Hurricane Harvey, our Houston market experienced increases in new vehicle unit sales volume and gross profit per unit during the third quarter of 2017. Higher new vehicle unit sales volume and gross profit in the third and fourth quarters of 2017 partially offset lower new vehicle unit sales volume and gross profit during the first half of 2017 as a result of continued headwinds in the energy markets, resulting in relatively flat new vehicle unit sales volume and gross profit for 2017.
Used Vehicles – Franchised Dealerships Segment
Used vehicle revenues consist of sales to retail customers and are directly affected by a number of factors, including the  level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,335,804	$2,279,693	$56,111	2.5%
Acquisitions, open points and dispositions	34,995	126,714	(91,719)	NM
Total as reported	$2,370,799	$2,406,407	$(35,608)	(1.5)%

Total used vehicle gross profit:
Same store	$137,858	$134,056	$3,802	2.8%
Acquisitions, open points and dispositions	10,492	13,993	(3,501)	NM
Total as reported	$148,350	$148,049	$301	0.2%

Total used vehicle unit sales:
Same store	108,085	105,228	2,857	2.7%
Acquisitions, open points and dispositions	2,083	7,643	(5,560)	NM
Total as reported	110,168	112,871	(2,703)	(2.4)%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,261,329	$2,276,385	$(15,056)	(0.7)%
Acquisitions, open points and dispositions	145,078	142,770	2,308	NM
Total as reported	$2,406,407	$2,419,155	$(12,748)	(0.5)%

Total used vehicle gross profit:
Same store	$132,877	$136,457	$(3,580)	(2.6)%
Acquisitions, open points and dispositions	15,172	15,803	(631)	NM
Total as reported	$148,049	$152,260	$(4,211)	(2.8)%

Total used vehicle unit sales:
Same store	104,382	105,312	(930)	(0.9)%
Acquisitions, open points and dispositions	8,489	8,515	(26)	NM
Total as reported	112,871	113,827	(956)	(0.8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,370,799	$2,406,407	$(35,608)	(1.5)%
Gross profit	$148,350	$148,049	$301	0.2%
Unit sales	110,168	112,871	(2,703)	(2.4)%
Revenue per unit	$21,520	$21,320	$200	0.9%
Gross profit per unit	$1,347	$1,312	$35	2.7%
Gross profit as a % of revenue	6.3%	6.2%	10	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,406,407	$2,419,155	$(12,748)	(0.5)%
Gross profit	$148,049	$152,260	$(4,211)	(2.8)%
Unit sales	112,871	113,827	(956)	(0.8)%
Revenue per unit	$21,320	$21,253	$67	0.3%
Gross profit per unit	$1,312	$1,338	$(26)	(1.9)%
Gross profit as a % of revenue	6.2%	6.3%	(10)	bps
Our Franchised Dealerships Segment same store retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,335,804	$2,279,693	$56,111	2.5%
Gross profit	$137,858	$134,056	$3,802	2.8%
Unit sales	108,085	105,228	2,857	2.7%
Revenue per unit	$21,611	$21,664	$(53)	(0.2)%
Gross profit per unit	$1,275	$1,274	$1	0.1%
Gross profit as a % of revenue	5.9%	5.9%	—	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,261,329	$2,276,385	$(15,056)	(0.7)%
Gross profit	$132,877	$136,457	$(3,580)	(2.6)%
Unit sales	104,382	105,312	(930)	(0.9)%
Revenue per unit	$21,664	$21,616	$48	0.2%
Gross profit per unit	$1,273	$1,296	$(23)	(1.8)%
Gross profit as a % of revenue	5.9%	6.0%	(10)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment Used Vehicles - 2018 Compared to 2017
Retail used vehicle revenue increased 2.5%, driven primarily by a 2.7% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our Mercedes, Honda and Toyota dealerships, offset partially by decreases in retail used vehicle unit sales volume at our Lexus dealerships. Retail used vehicle gross profit increased approximately $3.8 million, or 2.8%, driven primarily by increases in retail used vehicle gross profit at our Mercedes, BMW and MINI dealerships, offset partially by a decrease in retail used vehicle gross profit at our Lexus dealerships. Retail used vehicle gross profit per unit was flat at $1,275 per unit. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 30 and 32 days as of December 31, 2018 and 2017, respectively. We focus on maintaining used vehicle inventory days' supply in the 30- to 40- day range in order to limit our exposure to market pricing volatility.
Franchised Dealerships Segment Used Vehicles - 2017 Compared to 2016
Retail used vehicle revenue decreased 0.7%, driven primarily by a 0.9% decrease in retail used vehicle unit sales volume. This decrease in retail used vehicle unit sales volume was primarily driven by decreases in retail used vehicle unit sales volume at our Mercedes, Toyota and General Motors (excluding Cadillac) dealerships, offset partially by increases in retail used vehicle unit sales volume at our BMW and Audi dealerships. Retail used vehicle gross profit decreased approximately $3.6 million, or 2.6%, driven primarily by lower retail used vehicle gross profit per unit at our dealerships in the Houston market as a result of ongoing economic challenges in that market. Retail used vehicle gross profit per unit decreased $23 per unit, or 1.8%, to $1,273 per unit, driven primarily by lower retail used vehicle gross profit per unit at our BMW and General Motors (excluding Cadillac) dealerships.

Wholesale Vehicles - Franchised Dealerships Segment
Wholesale vehicle revenues consist of sales at third-party auction sites and are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and reduce our risk of inventory price depreciation prior to sale.
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$192,199	$151,018	$41,181	27.3%
Acquisitions, open points and dispositions	4,984	10,563	(5,579)	NM
Total as reported	$197,183	$161,581	$35,602	22.0%

Total wholesale vehicle gross profit (loss):
Same store	$(11,047)	$(7,286)	$(3,761)	(51.6)%
Acquisitions, open points and dispositions	(732)	(1,192)	460	NM
Total as reported	$(11,779)	$(8,478)	$(3,301)	(38.9)%

Total wholesale vehicle unit sales:
Same store	29,865	26,425	3,440	13.0%
Acquisitions, open points and dispositions	750	2,458	(1,708)	NM
Total as reported	30,615	28,883	1,732	6.0%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$149,276	$186,155	$(36,879)	(19.8)%
Acquisitions, open points and dispositions	12,305	14,202	(1,897)	NM
Total as reported	$161,581	$200,357	$(38,776)	(19.4)%

Total wholesale vehicle gross profit (loss):
Same store	$(7,267)	$(5,701)	$(1,566)	(27.5)%
Acquisitions, open points and dispositions	(1,211)	(1,411)	200	NM
Total as reported	$(8,478)	$(7,112)	$(1,366)	(19.2)%

Total wholesale vehicle unit sales:
Same store	26,209	30,186	(3,977)	(13.2)%
Acquisitions, open points and dispositions	2,674	2,956	(282)	NM
Total as reported	28,883	33,142	(4,259)	(12.9)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$197,183	$161,581	$35,602	22.0%
Gross profit (loss)	$(11,779)	$(8,478)	$(3,301)	(38.9)%
Unit sales	30,615	28,883	1,732	6.0%
Revenue per unit	$6,441	$5,594	$847	15.1%
Gross profit (loss) per unit	$(385)	$(294)	$(91)	(31.0)%
Gross profit (loss) as a % of revenue	(6.0)%	(5.2)%	(80)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$161,581	$200,357	$(38,776)	(19.4)%
Gross profit (loss)	$(8,478)	$(7,112)	$(1,366)	(19.2)%
Unit sales	28,883	33,142	(4,259)	(12.9)%
Revenue per unit	$5,594	$6,045	$(451)	(7.5)%
Gross profit (loss) per unit	$(294)	$(215)	$(79)	(36.7)%
Gross profit (loss) as a % of revenue	(5.2)%	(3.5)%	(170)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$192,199	$151,018	$41,181	27.3%
Gross profit (loss)	$(11,047)	$(7,286)	$(3,761)	(51.6)%
Unit sales	29,865	26,425	3,440	13.0%
Revenue per unit	$6,436	$5,715	$721	12.6%
Gross profit (loss) per unit	$(370)	$(276)	$(94)	(34.1)%
Gross profit (loss) as a % of revenue	(5.7)%	(4.8)%	(90)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$149,276	$186,155	$(36,879)	(19.8)%
Gross profit (loss)	$(7,267)	$(5,701)	$(1,566)	(27.5)%
Unit sales	26,209	30,186	(3,977)	(13.2)%
Revenue per unit	$5,696	$6,167	$(471)	(7.6)%
Gross profit (loss) per unit	$(277)	$(189)	$(88)	(46.6)%
Gross profit (loss) as a % of revenue	(4.9)%	(3.1)%	(180)	bps
Franchised Dealerships Segment Wholesale Vehicles - 2018 Compared to 2017
Wholesale vehicle revenue, wholesale vehicle gross loss and wholesale vehicle unit sales volume increased, primarily driven by inventory supply and allocation challenges related to the Houston market in the first quarter of 2018, in addition to our actions to reduce the number of days' sales we had on hand in used vehicle inventory. Early in 2018, we aggressively disposed of units at retail and wholesale in higher volumes and at lower gross margins to achieve the desired inventory levels in a short period of time. We focus on maintaining used vehicle inventory days’ supply in the 30- to 40- day range in order to limit our exposure to market pricing volatility. As of December 31, 2018, our days’ sales outstanding for used vehicle inventory was 30 days compared to 32 days at December 31, 2017.
Franchised Dealerships Segment Wholesale Vehicles - 2017 Compared to 2016
Wholesale vehicle revenue and wholesale vehicle unit sales volume decreased, while wholesale vehicle gross loss increased due to higher gross loss per unit. The increase in wholesale vehicle gross loss per unit was primarily driven by declining used vehicle valuations due in part to increasing off-lease unit sales volume and the seasonal fluctuations in the pre-owned vehicle market.

Fixed Operations - Franchised Dealerships Segment
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs, wholesale parts, and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles in inventory to be subsequently sold to retail customers. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. In 2017, we changed the character of certain manufacturer-offered complimentary maintenance repair orders from

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
customer pay to warranty. Accordingly, the customer pay and warranty amounts in the tables below reflect this change for 2018 and 2017, but not for 2016, as it was administratively impractical to recalculate the 2016 amounts.
We believe that over time vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term we have the ability to continue to add service capacity at our dealerships and stores to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complementary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty related revenues.
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,344,661	$1,330,731	$13,930	1.0%
Acquisitions, open points and dispositions	19,898	71,071	(51,173)	NM
Total as reported	$1,364,559	$1,401,802	$(37,243)	(2.7)%

Total Fixed Operations gross profit:
Same store	$653,319	$641,330	$11,989	1.9%
Acquisitions, open points and dispositions	11,898	36,099	(24,201)	NM
Total as reported	$665,217	$677,429	$(12,212)	(1.8)%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,324,126	$1,320,260	$3,866	0.3%
Acquisitions, open points and dispositions	77,676	80,028	(2,352)	NM
Total as reported	$1,401,802	$1,400,288	$1,514	0.1%

Total Fixed Operations gross profit:
Same store	$638,721	$629,832	$8,889	1.4%
Acquisitions, open points and dispositions	38,708	40,089	(1,381)	NM
Total as reported	$677,429	$669,921	$7,508	1.1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$559,027	$554,080	$4,947	0.9%
Warranty	266,644	282,926	(16,282)	(5.8)%
Wholesale parts	161,066	168,459	(7,393)	(4.4)%
Internal, sublet and other	377,822	396,337	(18,515)	(4.7)%
Total revenue	$1,364,559	$1,401,802	$(37,243)	(2.7)%
Gross profit
Customer pay	$299,360	$296,348	$3,012	1.0%
Warranty	150,746	156,082	(5,336)	(3.4)%
Wholesale parts	27,746	28,989	(1,243)	(4.3)%
Internal, sublet and other	187,365	196,010	(8,645)	(4.4)%
Total gross profit	$665,217	$677,429	$(12,212)	(1.8)%
Gross profit as a % of revenue
Customer pay	53.6%	53.5%	10	bps
Warranty	56.5%	55.2%	130	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	49.6%	49.5%	10	bps
Total gross profit as a % of revenue	48.7%	48.3%	40	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$554,080	$581,612	$(27,532)	(4.7)%
Warranty	282,926	240,415	42,511	17.7%
Wholesale parts	168,459	176,870	(8,411)	(4.8)%
Internal, sublet and other	396,337	401,391	(5,054)	(1.3)%
Total revenue	$1,401,802	$1,400,288	$1,514	0.1%
Gross profit
Customer pay	$296,348	$314,439	$(18,091)	(5.8)%
Warranty	156,082	129,924	26,158	20.1%
Wholesale parts	28,989	30,754	(1,765)	(5.7)%
Internal, sublet and other	196,010	194,804	1,206	0.6%
Total gross profit	$677,429	$669,921	$7,508	1.1%
Gross profit as a % of revenue
Customer pay	53.5%	54.1%	(60)	bps
Warranty	55.2%	54.0%	120	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	49.5%	48.5%	100	bps
Total gross profit as a % of revenue	48.3%	47.8%	50	bps
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$549,971	$527,418	$22,553	4.3%
Warranty	263,814	268,800	(4,986)	(1.9)%
Wholesale parts	159,004	160,691	(1,687)	(1.0)%
Internal, sublet and other	371,872	373,822	(1,950)	(0.5)%
Total revenue	$1,344,661	$1,330,731	$13,930	1.0%
Gross profit
Customer pay	$294,577	$281,627	$12,950	4.6%
Warranty	147,507	148,237	(730)	(0.5)%
Wholesale parts	27,429	27,702	(273)	(1.0)%
Internal, sublet and other	183,806	183,764	42	—%
Total gross profit	$653,319	$641,330	$11,989	1.9%
Gross profit as a % of revenue
Customer pay	53.6%	53.4%	20	bps
Warranty	55.9%	55.1%	80	bps
Wholesale parts	17.3%	17.2%	10	bps
Internal, sublet and other	49.4%	49.2%	20	bps
Total gross profit as a % of revenue	48.6%	48.2%	40	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$525,809	$549,815	$(24,006)	(4.4)%
Warranty	267,865	226,886	40,979	18.1%
Wholesale parts	160,330	168,240	(7,910)	(4.7)%
Internal, sublet and other	370,122	375,319	(5,197)	(1.4)%
Total revenue	$1,324,126	$1,320,260	$3,866	0.3%
Gross profit
Customer pay	$280,754	$296,581	$(15,827)	(5.3)%
Warranty	147,726	122,635	25,091	20.5%
Wholesale parts	27,602	29,239	(1,637)	(5.6)%
Internal, sublet and other	182,639	181,377	1,262	0.7%
Total gross profit	$638,721	$629,832	$8,889	1.4%
Gross profit as a % of revenue
Customer pay	53.4%	53.9%	(50)	bps
Warranty	55.1%	54.1%	100	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	49.3%	48.3%	100	bps
Total gross profit as a % of revenue	48.2%	47.7%	50	bps
Franchised Dealerships Segment Fixed Operations - 2018 Compared to 2017
Our Fixed Operations revenue increased approximately $13.9 million, or 1.0%, driven primarily by increases in Fixed Operations revenue at our Mercedes, Land Rover and Audi dealerships, and our Fixed Operations gross profit increased approximately $12.0 million, or 1.9%, driven primarily by increases in Fixed Operations gross profit at our Mercedes and Land Rover dealerships. Customer pay gross profit increased approximately $13.0 million, or 4.6%, warranty gross profit decreased approximately $0.7 million, or 0.5%, wholesale parts gross profit decreased approximately $0.3 million, or 1.0%, and internal, sublet and other gross profit was flat.
Franchised Dealerships Segment Fixed Operations - 2017 Compared to 2016
Our Fixed Operations revenue increased approximately $3.9 million, or 0.3%, driven primarily by increases in Fixed Operations revenue at our Lexus, Audi and BMW dealerships, and our Fixed Operations gross profit increased approximately $8.9 million, or 1.4%, driven primarily by increases in Fixed Operations gross profit at our Lexus, Audi and Mercedes dealerships. Combined customer pay and warranty gross profit increased approximately $9.3 million, or 2.2%.
F&I - Franchised Dealerships Segment
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts.  F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts (as a result, F&I revenues and F&I gross profit are the same amount). F&I revenues are affected by the level of new and used vehicle unit sales, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Yield spread premium is another term for the commission earned by our dealerships for arranging vehicle financing for consumers. The amount of the commission could be zero, a flat fee or an actual spread between the interest rate charged to the consumer and the interest rate provided by the direct financing source (e.g., a commercial bank, credit union or manufacturer captive finance company). We have established caps on the potential yield spread premium our dealerships can earn with all finance sources. We believe the yield spread premium we earn for arranging vehicle financing represents value to the consumer in numerous ways, including the following:
•lower cost, below-market financing is often available only from the manufacturers’ captives and franchised dealers;
•generally easy access to multiple high-quality lending sources;
•lease-financing alternatives are largely available only from manufacturers’ captives or other indirect lenders;
•customers with substandard credit frequently do not have direct access to potential sources of sub-prime financing; and
•customers with significant “negative equity” in their current vehicle (i.e., the customer’s current vehicle is worth less than the balance of their vehicle loan or lease obligation) frequently are unable to pay off the loan on their current vehicle and finance the purchase or lease of a replacement new or used vehicle without the assistance of a franchised dealer.
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$330,455	$320,898	$9,557	3.0%
Acquisitions, open points and dispositions	14,359	27,160	(12,801)	NM
Total as reported	$344,814	$348,058	$(3,244)	(0.9)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,458	$1,398	$60	4.3%
Total as reported	$1,493	$1,411	$82	5.8%
Total combined new and used retail unit sales:
Same store	226,632	229,584	(2,952)	(1.3)%
Acquisitions, open points and dispositions	4,355	17,015	(12,660)	NM
Total as reported	230,987	246,599	(15,612)	(6.3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$318,798	$308,206	$10,592	3.4%
Acquisitions, open points and dispositions	29,260	28,141	1,119	NM
Total as reported	$348,058	$336,347	$11,711	3.5%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,397	$1,343	$54	4.0%
Total as reported	$1,411	$1,356	$55	4.1%
Total combined new and used retail unit sales:
Same store	228,163	229,410	(1,247)	(0.5)%
Acquisitions, open points and dispositions	18,436	18,705	(269)	NM
Total as reported	246,599	248,115	(1,516)	(0.6)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$344,814	$348,058	$(3,244)	(0.9)%
Unit sales	230,987	246,599	(15,612)	(6.3)%
Gross profit per retail unit (excludes fleet)	$1,493	$1,411	$82	5.8%

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$348,058	$336,347	$11,711	3.5%
Unit sales	246,599	248,115	(1,516)	(0.6)%
Gross profit per retail unit (excludes fleet)	$1,411	$1,356	$55	4.1%
Our Franchised Dealerships Segment same store F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same Store F&I:
Revenue	$330,455	$320,898	$9,557	3.0%
Unit sales	226,632	229,584	(2,952)	(1.3)%
Gross profit per retail unit (excludes fleet)	$1,458	$1,398	$60	4.3%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same Store F&I:
Revenue	$318,798	$308,206	$10,592	3.4%
Unit sales	228,163	229,410	(1,247)	(0.5)%
Gross profit per retail unit (excludes fleet)	$1,397	$1,343	$54	4.0%
Franchised Dealerships Segment F&I – 2018 Compared to 2017
Our F&I revenues increased approximately $9.6 million, or 3.0%, and our F&I gross profit per retail unit increased $60 per unit, or 4.3%, to $1,458 per unit. The growth in F&I revenues and F&I gross profit per retail unit was due to an increase in gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications. These increases in gross profit per contract more than offset the impact of a 1.3% decrease in combined retail new and used vehicle unit sales volume and lower penetration rates. Finance contract gross profit increased 1.4%, primarily due to a 2.8% increase in gross profit per finance contract, offset partially by a 10-basis point decrease in the combined new and used vehicle finance contract penetration rate. Service contract gross profit increased 4.4% due primarily to a 6.2% increase in gross profit per service contract, offset partially by a 10-basis point decrease in the service contract penetration rate. Other aftermarket contract gross profit increased 11.9%, driven primarily by a 9.9% increase in gross profit per other aftermarket contract and a 410-basis point increase in the other aftermarket contract penetration rate.
Franchised Dealerships Segment F&I – 2017 Compared to 2016
Our F&I revenues increased approximately $10.6 million, or 3.4%, and our F&I gross profit per retail unit increased $54 per unit, or 4.0%, to $1,397 per unit. Finance contract gross profit decreased 2.9% due to an 80-basis point decrease in the combined new and used vehicle finance contract penetration rate, and a 1.4% decrease in gross profit per finance contract. Service contract gross profit increased 5.5% due to a 10.5% increase in gross profit per service contract, offset partially by a 140-basis point decrease in the service contract penetration rate and a 4.6% decrease in service contract sales volume. Other aftermarket contract gross profit increased 8.8% due to a 10.7% increase in gross profit per other aftermarket contract, offset by a 140-basis point decrease in the other aftermarket contract penetration rate.
Results of Operations - EchoPark Segment
EchoPark Segment same store results consist of results of operations from three EchoPark stores in Colorado and one EchoPark store in Texas for 2018 compared to 2017, and two EchoPark stores in Colorado for 2017 compared to 2016. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations in the last 12 months.
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
See the discussion in Franchised Dealerships Segment Results of Operations for a description of the macro drivers of used vehicle revenues and F&I revenues. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts (as a result, F&I revenues and F&I gross profit are the same amount).

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$257,921	$147,614	$110,307	74.7%
Acquisitions, store openings and closures	344,778	68,032	276,746	NM
Total as reported	$602,699	$215,646	$387,053	179.5%

Total used vehicle gross profit (loss):
Same store	$(1,658)	$4,620	$(6,278)	(135.9)%
Acquisitions, store openings and closures	(3,704)	2,234	(5,938)	NM
Total as reported	$(5,362)	$6,854	$(12,216)	(178.2)%

Total used vehicle unit sales:
Same store	12,254	7,377	4,877	66.1%
Acquisitions, store openings and closures	17,183	3,241	13,942	NM
Total as reported	29,437	10,618	18,819	177.2%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$87,724	$78,541	$9,183	11.7%
Acquisitions, store openings and closures	127,922	35,426	92,496	NM
Total as reported	$215,646	$113,967	$101,679	89.2%

Total used vehicle gross profit (loss):
Same store	$4,012	$4,318	$(306)	(7.1)%
Acquisitions, store openings and closures	2,842	2,007	835	NM
Total as reported	$6,854	$6,325	$529	8.4%

Total used vehicle unit sales:
Same store	4,416	3,779	637	16.9%
Acquisitions, store openings and closures	6,202	1,568	4,634	NM
Total as reported	10,618	5,347	5,271	98.6%
NM = Not Meaningful
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$26,133	$10,389	$15,744	151.5%
Acquisitions, store openings and closures	34,576	4,583	29,993	NM
Total as reported	$60,709	$14,972	$45,737	305.5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$4,652	$4,240	$412	9.7%
Acquisitions, store openings and closures	10,320	2,698	7,622	NM
Total as reported	$14,972	$6,938	$8,034	115.8%
NM = Not Meaningful
Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$602,699	$215,646	$387,053	179.5%
Used vehicle gross profit (loss)	$(5,362)	$6,854	$(12,216)	(178.2)%
Used vehicle unit sales	29,437	10,618	18,819	177.2%
Used vehicle revenue per unit	$20,474	$20,309	$165	0.8%
F&I revenue	$60,709	$14,972	$45,737	305.5%
Combined used vehicle gross profit and F&I revenue	$55,347	$21,826	$33,521	153.6%
Total used vehicle and F&I gross profit per unit	$1,880	$2,056	$(176)	(8.6)%

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$215,646	$113,967	$101,679	89.2%
Used vehicle gross profit (loss)	$6,854	$6,325	$529	8.4%
Used vehicle unit sales	10,618	5,347	5,271	98.6%
Used vehicle revenue per unit	$20,309	$21,314	$(1,005)	(4.7)%
F&I revenue	$14,972	$6,938	$8,034	115.8%
Combined used vehicle gross profit and F&I revenue	$21,826	$13,263	$8,563	64.6%
Total used vehicle and F&I gross profit per unit	$2,056	$2,480	$(424)	(17.1)%
Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$257,921	$147,614	$110,307	74.7%
Used vehicle gross profit (loss)	$(1,658)	$4,620	$(6,278)	(135.9)%
Used vehicle unit sales	12,254	7,377	4,877	66.1%
Used vehicle revenue per unit	$21,048	$20,010	$1,038	5.2%
F&I revenue	$26,133	$10,389	$15,744	151.5%
Combined used vehicle gross profit and F&I revenue	$24,475	$15,009	$9,466	63.1%
Total used vehicle and F&I gross profit per unit	$1,997	$2,035	$(38)	(1.9)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$87,724	$78,541	$9,183	11.7%
Used vehicle gross profit (loss)	$4,012	$4,318	$(306)	(7.1)%
Used vehicle unit sales	4,416	3,779	637	16.9%
Used vehicle revenue per unit	$19,865	$20,784	$(919)	(4.4)%
F&I revenue	$4,652	$4,240	$412	9.7%
Combined used vehicle gross profit and F&I revenue	$8,664	$8,558	$106	1.2%
Total used vehicle and F&I gross profit per unit	$1,962	$2,265	$(303)	(13.4)%
EchoPark Segment Used Vehicles and F&I - 2018 Compared to 2017
Combined used vehicle revenue and F&I revenue increased approximately $126.1 million, or 79.8%, and combined used vehicle gross profit and F&I revenue increased approximately $9.5 million, or 63.1%, due primarily to a 66.1% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit decreased approximately $38 per unit, or 1.9%, to $1,997 per unit, driven primarily by lower retail used vehicle gross profit, partially offset by an increase in F&I gross profit. Our retail used vehicle gross profit per unit decreased due to a shift in inventory and pricing strategy at our EchoPark stores in 2018, where we price our inventory at a lower level (resulting in lower retail used vehicle gross profit per unit) in order to driver higher levels of retail used vehicle unit sales volume, increasing F&I opportunity, to result in higher combined gross profit (from both the retail used vehicle sale and higher levels of F&I gross profit per retail unit).
F&I revenues increased approximately $15.7 million, or 151.5%, driven by an increase in gross profit per service contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications and higher retail unit sales volume. Finance contract gross profit increased 107.5%, primarily due to a 71.5% increase in finance contract sales volume, in addition to a 21.0% increase in gross profit per finance contract and a 250-basis point increase in the used vehicle finance contract penetration rate. Service contract gross profit increased 122.9% due primarily to an 91.9% increase in service contract sales volume, in addition to a 16.1% increase in gross profit per service contract and a 720-basis point increase in the service contract penetration rate. Other aftermarket contract gross profit increased 87.6%, driven primarily by a 67.2% increase in other aftermarket contract sales volume in addition to a 12.2% increase in gross profit per other aftermarket contract and a 50-basis point increase in the other aftermarket contract penetration rate. F&I penetration rates are generally higher in our EchoPark Segment than in our Franchised Dealerships Segment.
EchoPark Segment Used Vehicles and F&I - 2017 Compared to 2016
Combined used vehicle revenue and F&I revenue increased approximately $9.6 million, or 11.6%, and combined used vehicle gross profit and F&I revenue increased approximately $0.1 million, or 1.2%, due primarily to a 16.9% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit decreased approximately $303 per unit, or 13.4%, to $1,962 per unit, driven primarily by lower retail used vehicle gross profit, partially offset by an increase in F&I gross profit.
F&I revenues increased approximately $0.4 million, or 9.7%, driven by higher used vehicle unit sales volume. Finance contract gross profit increased 5.1% due primarily to a 13.5% increase in finance contract sales volume, partially offset by a 7.4% decrease in gross profit per finance contract and a 240-basis point decrease in the used vehicle finance contract penetration rate. Service contract gross profit increased 19.8% due primarily to a 15.2% increase in service contract sales volume and a 3.9% increase in gross profit per service contract, partially offset by a 70-basis point decrease in the service contract penetration rate. Other aftermarket contract gross profit was flat due primarily to a 15.0% increase in aftermarket contract sales volume, offset by a 12.5% decrease in gross profit per other aftermarket contract and a 120-basis point decrease in the other aftermarket contract penetration rate.
Wholesale Vehicles - EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$8,375	$7,770	$605	7.8%
Acquisitions, open points and dispositions	12,067	1,713	10,354	NM
Total as reported	$20,442	$9,483	$10,959	115.6%

Total wholesale vehicle gross profit (loss):
Same store	$(169)	$(169)	$—	—%
Acquisitions, open points and dispositions	699	(67)	766	NM
Total as reported	$530	$(236)	$766	324.6%

Total wholesale vehicle unit sales:
Same store	1,215	2,122	(907)	(42.7)%
Acquisitions, open points and dispositions	2,337	380	1,957	NM
Total as reported	3,552	2,502	1,050	42.0%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$7,533	$9,789	$(2,256)	(23.0)%
Acquisitions, open points and dispositions	1,950	902	1,048	NM
Total as reported	$9,483	$10,691	$(1,208)	(11.3)%

Total wholesale vehicle gross profit (loss):
Same store	$(299)	$(30)	$(269)	(896.7)%
Acquisitions, open points and dispositions	63	(174)	237	NM
Total as reported	$(236)	$(204)	$(32)	(15.7)%

Total wholesale vehicle unit sales:
Same store	1,943	1,773	170	9.6%
Acquisitions, open points and dispositions	559	183	376	NM
Total as reported	2,502	1,956	546	27.9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$20,442	$9,483	$10,959	115.6%
Gross profit (loss)	$530	$(236)	$766	324.6%
Unit sales	3,552	2,502	1,050	42.0%
Revenue per unit	$5,755	$3,790	$1,965	51.8%
Gross profit (loss) per unit	$149	$(94)	$243	258.5%
Gross profit (loss) as a % of revenue	2.6%	(2.5)%	510	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$9,483	$10,691	$(1,208)	(11.3)%
Gross profit (loss)	$(236)	$(204)	$(32)	(15.7)%
Unit sales	2,502	1,956	546	27.9%
Revenue per unit	$3,790	$5,466	$(1,676)	(30.7)%
Gross profit (loss) per unit	$(94)	$(104)	$10	9.6%
Gross profit (loss) as a % of revenue	(2.5)%	(1.9)%	(60)	bps
Our EchoPark Segment same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$8,375	$7,770	$605	7.8%
Gross profit (loss)	$(169)	$(169)	$—	—%
Unit sales	1,215	2,122	(907)	(42.7)%
Revenue per unit	$6,893	$3,662	$3,231	88.2%
Gross profit (loss) per unit	$(139)	$(80)	$(59)	(73.8)%
Gross profit (loss) as a % of revenue	(2.0)%	(2.2)%	20	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$7,533	$9,789	$(2,256)	(23.0)%
Gross profit (loss)	$(299)	$(30)	$(269)	(896.7)%
Unit sales	1,943	1,773	170	9.6%
Revenue per unit	$3,877	$5,521	$(1,644)	(29.8)%
Gross profit (loss) per unit	$(154)	$(17)	$(137)	(805.9)%
Gross profit (loss) as a % of revenue	(4.0)%	(0.3)%	(370)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EchoPark Segment Wholesale Vehicles - 2018 Compared to 2017
Wholesale vehicle revenue increased, while wholesale vehicle unit sales volume decreased and wholesale vehicle gross loss was flat as a result of a shift in our inventory and pricing strategy at our EchoPark stores in 2018. Our new EchoPark strategy reduces the risk of aged inventory that must be sold at auction (typically at a higher gross loss per unit), but increases the volume of trade-ins that we obtain from customers and send directly to wholesale auction (typically at a lower gross loss per unit). As a result, we experienced higher average revenue per wholesale vehicle but maintained the same level of wholesale gross loss.
EchoPark Segment Wholesale Vehicles - 2017 Compared to 2016
Wholesale vehicle revenue decreased, while wholesale vehicle unit sales volume and wholesale vehicle gross loss increased due to higher gross loss per unit. The increases in wholesale vehicle unit sales volume and wholesale vehicle gross loss per unit were primarily driven by reductions of aged inventory units in order to rebalance inventory levels at the end of 2017.
Segment Results Summary
In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income, less floor plan interest expense. See above for tables and discussion of results by operating segment.

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$9,251,453	$9,612,899	$(361,446)	(3.8)%
EchoPark Segment	700,177	254,309	445,868	175.3%
Total revenues	$9,951,630	$9,867,208	$84,422	0.9%
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$181,730	$197,121	$(15,391)	(7.8)%
EchoPark Segment (3)	(52,465)	(21,951)	(30,514)	(139.0)%
Total segment income (loss)	129,265	175,170	(45,905)	(26.2)%
Interest expense, other, net	(54,059)	(52,524)	(1,535)	(2.9)%
Other income (expense), net	106	(14,522)	14,628	100.7%
Income (loss) from continuing operations before taxes	$75,312	$108,124	$(32,812)	(30.3)%
Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	232,885	248,534	(15,649)	(6.3)%
EchoPark Segment	29,437	10,618	18,819	177.2%
Total retail new and used vehicle unit sales volume	262,322	259,152	3,170	1.2%
   (1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the year ended December 31, 2018, the above amount includes approximately $38.9 million of net gain on the disposal of franchised dealerships, offset partially by approximately $27.9 million of impairment expense, approximately $4.0 million of storm-related physical damage costs, approximately $1.7 million of legal costs, approximately $1.6 million of executive transition costs and approximately $1.4 million of lease exit charges. For the year ended December 31, 2017, the above amount includes approximately $14.6 million of net loss on the extinguishment of debt, approximately $8.9 million of storm-related physical damage and legal costs, approximately $7.5 million of impairment expense, approximately $0.7 million of double-carry interest and approximately $0.3 million of lease exit charges, offset partially by approximately $10.0 million of net gain on the disposal of franchised dealerships.
(3) For the year ended December 31, 2018, the above amount includes approximately $32.5 million of long-term compensation-related charges and approximately $1.6 million of impairment expense. For the year ended December 31, 2017, the above amount includes approximately $1.9 million of impairment expense, approximately $1.3 million of long-term compensation

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-related charges, approximately $0.6 million of lease exit charges, and approximately $0.2 million of storm-related physical damage and legal costs.

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$9,612,899	$9,590,752	$22,147	0.2%
EchoPark Segment	254,309	141,027	113,282	80.3%
Total consolidated revenues	$9,867,208	$9,731,779	$135,429	1.4%
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$197,121	$218,769	$(21,648)	(9.9)%
EchoPark Segment (3)	(21,951)	(13,576)	(8,375)	(61.7)%
Total segment income (loss)	175,170	205,193	(30,023)	(14.6)%
Interest expense, other, net	(52,524)	(50,106)	(2,418)	(4.8)%
Other income (expense), net	(14,522)	125	(14647)	NM
Income (loss) from continuing operations before taxes	$108,124	$155,212	$(47,088)	(30.3)%

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	248,534	249,830	(1,296)	(0.5)%
EchoPark Segment	10,618	5,347	5,271	98.6%
Total retail new and used vehicle unit sales volume	259,152	255,177	3,975	1.6%
NM = Not Meaningful
(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the year ended December 31, 2017, the above amount includes approximately $14.6 million of net loss on the extinguishment of debt, approximately $8.9 million of storm-related physical damage and legal costs, approximately $7.5 million of impairment expense, approximately $0.7 million of double-carry interest and approximately $0.3 million of lease exit charges, offset partially by approximately $10.0 million of net gain on the disposal of franchised dealerships. For the year ended December 31, 2016, the above amount includes approximately $11.7 million of storm-related physical damage and legal costs, approximately $7.9 million of impairment expense and approximately $0.2 million of lease exit charges.
(3) For the year ended December 31, 2017, the above amount includes approximately $1.9 million of impairment expense, approximately $1.3 million of long-term compensation-related charges, approximately $0.6 million of lease exit charges and approximately $0.2 million of storm-related physical damage and legal costs.
Fixed Operations - EchoPark Segment
Parts, service and collision repair revenues consist of customer pay and internal, sublet and other transactions. Parts and service revenue is driven by the mix of customer pay repairs, available service capacity, vehicle quality, customer loyalty and prepaid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles in inventory to be subsequently sold to retail customers. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$6,008	$10,250	$(4,242)	(41.4)%
Acquisitions, open points and dispositions	10,320	3,958	6,362	NM
Total as reported	$16,328	$14,208	$2,120	14.9%

Total Fixed Operations gross profit:
Same store	$203	$4,209	$(4,006)	(95.2)%
Acquisitions, open points and dispositions	1,941	1,893	48	NM
Total as reported	$2,144	$6,102	$(3,958)	(64.9)%
NM = Not Meaningful

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$8,230	$7,358	$872	11.9%
Acquisitions, open points and dispositions	5,978	2,173	3,805	NM
Total as reported	$14,208	$9,531	$4,677	49.1%

Total Fixed Operations gross profit:
Same store	$3,458	$2,873	$585	20.4%
Acquisitions, open points and dispositions	2,644	1,332	1,312	NM
Total as reported	$6,102	$4,205	$1,897	45.1%
NM = Not Meaningful
Our EchoPark Segment reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$1,010	$1,383	$(373)	(27.0)%
Internal, sublet and other	15,318	12,825	2,493	19.4%
Total revenue	$16,328	$14,208	$2,120	14.9%
Gross profit
Customer pay	$257	$486	$(229)	(47.1)%
Internal, sublet and other	1,887	5,616	(3,729)	(66.4)%
Total gross profit	$2,144	$6,102	$(3,958)	(64.9)%
Gross profit as a % of revenue
Customer pay	25.4%	35.1%	(970)	bps
Internal, sublet and other	12.3%	43.8%	(3,150)	bps
Total gross profit as a % of revenue	13.1%	42.9%	(2,980)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$1,383	$945	$438	46.3%
Internal, sublet and other	12,825	8,586	4,239	49.4%
Total revenue	$14,208	$9,531	$4,677	49.1%
Gross profit
Customer pay	$486	$352	$134	38.1%
Internal, sublet and other	5,616	3,853	1,763	45.8%
Total gross profit	$6,102	$4,205	$1,897	45.1%
Gross profit as a % of revenue
Customer pay	35.1%	37.2%	(210)	bps
Internal, sublet and other	43.8%	44.9%	(110)	bps
Total gross profit as a % of revenue	42.9%	44.1%	(120)	bps
Our EchoPark Segment same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$400	$745	$(345)	(46.3)%
Internal, sublet and other	5,608	9,505	(3,897)	(41.0)%
Total revenue	$6,008	$10,250	$(4,242)	(41.4)%
Gross profit
Customer pay	$83	$264	$(181)	(68.6)%
Internal, sublet and other	120	3,945	(3,825)	(97.0)%
Total gross profit	$203	$4,209	(4,006)	(95.2)%
Gross profit as a % of revenue
Customer pay	20.8%	35.4%	(1,460)	bps
Internal, sublet and other	2.1%	41.5%	(3,940)	bps
Total gross profit as a % of revenue	3.4%	41.1%	(3,770)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$695	$599	$96	16.0%
Internal, sublet and other	7,535	6,759	776	11.5%
Total revenue	$8,230	$7,358	$872	11.9%
Gross profit
Customer pay	$247	$222	$25	11.3%
Internal, sublet and other	3,211	2,651	560	21.1%
Total gross profit	$3,458	$2,873	$585	20.4%
Gross profit as a % of revenue
Customer pay	35.5%	37.1%	(160)	bps
Internal, sublet and other	42.6%	39.2%	340	bps
Total gross profit as a % of revenue	42.0%	39.0%	300	bps
EchoPark Segment Fixed Operations - 2018 Compared to 2017
As a result of a shift in our strategy at our EchoPark stores in 2018, total Fixed Operations activity decreased compared to 2017. Our Fixed Operations revenue decreased approximately $4.2 million, or 41.4%, and our Fixed Operations gross profit decreased approximately $4.0 million, or 95.2%. Customer pay gross profit decreased approximately $0.2 million, or 68.6%, due to a shift in strategy away from customer pay Fixed Operations work. Internal, sublet and other gross profit decreased approximately $3.8 million, or 97.0%, primarily due to lower levels of inventory reconditioning work based on a shift in our inventory acquisition and pricing strategy toward newer, low-mileage vehicles that require less reconditioning prior to being listed for retail sale.
EchoPark Segment Fixed Operations - 2017 Compared to 2016
Our Fixed Operations revenue increased approximately $0.9 million, or 11.9%, and our Fixed Operations gross profit increased approximately $0.6 million, or 20.4%. Customer pay gross profit increased approximately $0.1 million, or 11.3% and internal, sublet and other gross profit increased approximately $0.5 million, or 21.1%, on higher levels of used vehicle reconditioning, which supported higher retail unit sales.
Selling, General and Administrative (“SG&A”) Expenses - Consolidated
Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations that are subject to third-party lease agreements, investments made for facility improvements, interest rates and changes in consumer price indices. Other expense includes various fixed and variable expenses, including certain customer-related costs, insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$725,022	$692,935	$(32,087)	(4.6)%
Advertising	63,134	61,563	(1,571)	(2.6)%
Rent	64,204	73,022	8,818	12.1%
Other	292,965	320,253	27,288	8.5%
Total SG&A expenses	$1,145,325	$1,147,773	$2,448	0.2%

SG&A expenses as a % of gross profit:
Compensation	50.1%	47.5%	(260)	bps
Advertising	4.4%	4.2%	(20)	bps
Rent	4.4%	5.0%	60	bps
Other	20.3%	22.0%	170	bps
Total SG&A expenses as a % of gross profit	79.2%	78.7%	(50)	bps

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$692,935	$674,617	$(18,318)	(2.7)%
Advertising	61,563	61,674	111	0.2%
Rent	73,022	73,903	881	1.2%
Other	320,253	300,662	(19,591)	(6.5)%
Total SG&A expenses	$1,147,773	$1,110,856	$(36,917)	(3.3)%

SG&A expenses as a % of gross profit:
Compensation	47.5%	47.2%	(30)	bps
Advertising	4.2%	4.3%	10	bps
Rent	5.0%	5.2%	20	bps
Other	22.0%	21.0%	(100)	bps
Total SG&A expenses as a % of gross profit	78.7%	77.7%	(100)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2018 Compared to 2017
Overall SG&A expenses decreased in dollar amount and increased as a percentage of gross profit, primarily due to a net gain on the disposal of franchised dealerships and lower rent expenses, IT expense and storm-related physical damage costs, offset partially by higher compensation and employee benefit-related expenses. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to long-term compensation expenses for a 2017 acquisition and a high level of employee benefit-related expense. Advertising expense increased both in dollar amount and as a percentage of gross profit due primarily to marketing efforts related to establishing new EchoPark locations. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties, offset partially by lease exit charges related to the disposal of franchised dealerships. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to a net gain on the disposal of franchised dealerships and lower storm-related physical damage costs, IT expenses and customer-related costs. On an adjusted basis, SG&A expenses as a percentage of gross profit were 79.0% in 2018, up 40 basis points from the prior year. For 2018, adjusted SG&A expenses exclude approximately $32.5 million of long-term compensation expense, approximately $4.0 million of expense due to storm-related physical damage, approximately $1.7 million of legal and other charges, approximately $1.6 million of executive transition costs and approximately $1.4 million of lease exit charges, offset partially by a net gain of approximately $38.9 million on the disposal of franchised dealerships. For 2017, adjusted SG&A expenses exclude approximately $8.6 million of expense due to storm-related physical damage, approximately $2.3 million of legal and other charges and approximately $1.0 million of lease exit charges, offset partially by a net gain of approximately $10.0 million on the disposal of franchised dealerships.
2017 Compared to 2016
Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher compensation and employee benefit-related expenses, storm-related physical damage costs, IT expenses, customer-related costs and a manufacturer legal settlement benefit in 2016, offset partially by a net gain on the disposal of franchised dealerships. Compensation costs increased both in dollar amount and as a percentage of gross profit, primarily due to higher levels of compensation and employee benefit-related expenses related to new manufacturer-awarded open points and EchoPark store openings. Advertising expense was relatively flat both in dollar amount and as a percentage of gross profit as we focused on targeted advertising where we would expect the best returns for our business. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to our strategy to own more of our dealership properties, offset by lease exit charges related to the relocation of a franchised dealership and the closure of two pre-owned vehicle stores acquired in 2016. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to higher storm-related physical damage costs, IT expenses, customer-related costs and a manufacturer legal settlement benefit in 2016, offset partially by a net gain on the disposal of franchised dealerships. On an adjusted basis, SG&A expenses as a percentage of gross profit were 78.6% in 2017, up 10 basis points from the prior year. For 2017, adjusted SG&A expenses exclude approximately $8.6 million of expense due to storm-related physical damage, approximately $2.3 million of legal and other charges and approximately $1.0 million of lease exit charges, offset partially by a net gain of approximately $10.0 million on the disposal of franchised dealerships. For 2016, adjusted SG&A expenses exclude a manufacturer legal settlement benefit of approximately $14.8 million, offset partially by charges of approximately $3.0 million related to hail damage and approximately $0.3 million of lease exit and other charges.
Impairment Charges – Consolidated
Impairment charges were approximately $29.5 million, $9.4 million and $8.1 million in 2018, 2017 and 2016, respectively. Impairment charges for 2018 include approximately $27.4 million of property and equipment charges due to the abandonment of certain construction projects and internally developed software applications, as well as our estimate that certain dealerships would not be able to recover recorded balances through operating activities, in addition to approximately $2.1 million of franchise asset impairment charges. Impairment charges for 2017 include approximately $4.9 million of property and equipment charges due to the abandonment of construction and software development projects, as well as our estimate that certain dealerships would not be able to recover recorded balances through operating activities, in addition to approximately $3.6 million of franchise asset impairment charges and approximately $0.9 million of goodwill impairment charges related to the write-off of goodwill due to the closure of two pre-owned vehicle stores that were acquired in 2016. Impairment charges for 2016 include approximately $8.1 million of property and equipment charges due to the abandonment of construction and software development projects, as well as our estimate that certain dealerships would not be able to recover recorded balances through operating activities.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization – Consolidated
Depreciation expense increased approximately $4.7 million, or 5.3%, in 2018 and approximately $11.5 million, or 14.8%, in 2017, compared to the prior years. The increases were primarily related to net additions to gross property and equipment (excluding land and construction in progress) of approximately $67.5 million and $157.1 million in 2018 and 2017, respectively.
Interest Expense, Floor Plan - Consolidated
2018 Compared to 2017
Interest expense, floor plan for new vehicles increased approximately $10.6 million, or 32.9%. The average new vehicle floor plan notes payable balance increased approximately $21.5 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.5 million. The average new vehicle floor plan effective interest rate was 3.10%, up from 2.37% in the prior year, which resulted in an increase in interest expense of approximately $10.1 million.
Interest expense, floor plan for used vehicles increased approximately $1.4 million, or 33.5%. The average used vehicle floor plan notes payable balance increased approximately $27.1 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.7 million. The average used vehicle floor plan effective interest rate was 2.98%, up from 2.61% in the prior year, which resulted in an increase in interest expense of approximately $0.7 million.
2017 Compared to 2016
Interest expense, floor plan for new vehicles increased approximately $7.2 million, or 28.6%. The average new vehicle floor plan notes payable balance increased approximately $3.6 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.1 million. The average new vehicle floor plan effective interest rate was 2.37%, up from 1.85% in the prior year, which resulted in an increase in interest expense of approximately $7.1 million.
Interest expense, floor plan for used vehicles increased approximately $1.5 million, or 57.3%. The average used vehicle floor plan notes payable balance increased approximately $10.9 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million. The average used vehicle floor plan effective interest rate was 2.61%, up from 1.78% in the prior year, which resulted in an increase in interest expense of approximately $1.3 million.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the tables below:

	Year Ended December 31,		Better / (Worse)
	2018	2017	Change	% Change
	(In thousands)
Stated/coupon interest	$51,018	$49,092	$(1,926)	(3.9)%
Discount/premium amortization	—	28	28	100.0%
Deferred loan cost amortization	2,418	2,383	(35)	(1.5)%
Interest rate hedge expense (benefit)	(462)	2,736	3,198	116.9%
Capitalized interest	(1,515)	(2,172)	(657)	(30.2)%
Other interest	2,600	457	(2,143)	(468.9)%
Total interest expense, other, net	$54,059	$52,524	$(1,535)	(2.9)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2017	2016	Change	% Change
	(In thousands)
Stated/coupon interest	$49,092	$44,689	$(4,403)	(9.9)%
Discount/premium amortization	28	163	135	82.8%
Deferred loan cost amortization	2,383	2,641	258	9.8%
Interest rate hedge expense (benefit)	2,736	4,934	2,198	44.5%
Capitalized interest	(2,172)	(2,750)	(578)	(21.0)%
Other interest	457	429	(28)	(6.5)%
Total interest expense, other, net	$52,524	$50,106	$(2,418)	(4.8)%
2018 Compared to 2017
Interest expense, other, net increased approximately $1.5 million, primarily due to higher other interest related to capital lease obligations and higher stated/coupon interest related to additional mortgage notes payable outstanding, offset partially by a decrease in net interest rate hedge payments due to a shift from interest rate swap to interest rate cap instruments beginning in the second half of 2017.
2017 Compared to 2016
Interest expense, other, net increased approximately $2.4 million, primarily due to a $4.4 million increase in stated/coupon interest as a result of additional mortgage notes payable and bond principal outstanding and a $0.6 million decrease in capitalized interest associated with construction and software development projects, offset partially by a $2.2 million decrease in interest rate hedge expense (benefit).
Provision for Income Taxes - Consolidated
The overall effective tax rate from continuing operations was 30.4%, 12.9% and 39.1% for 2018, 2017 and 2016, respectively. Income tax expense for 2018 includes the effect of a $0.7 million discrete charge for non-deductible executive compensation related to executive transition costs and a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 26.0% to 29.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets, non-deductible compensation or unusual discrete tax adjustments. The 30.4% effective tax rate in 2018 is higher than the 12.9% effective tax rate in 2017 due to the 2017 effective tax rate containing the effect of the remeasurement of net deferred tax assets and liabilities in 2017 as a result of the change in the U.S. statutory federal income tax rate from 35.0% to 21.0% on 2017 balances offset by the effect of the lower federal rate of 21.0% on 2018 balances. This remeasurement also affects the comparison of the 2017 effective tax rate of 12.9% compared to the 2016 effective rate of 39.1%.
Discontinued Operations
The pre-tax income (losses) from discontinued operations and the sale of dealerships were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income (loss) from operations	$(610)	$(735)	$(1,101)
Lease exit accrual adjustments and charges	(407)	(1,207)	(1,020)
Pre-tax income (loss)	$(1,017)	$(1,942)	$(2,121)
We do not expect significant activity in discontinued operations in the future due to the change in the definition of a discontinued operation as a result of Accounting Standards Update (“ASU”) ASU 2014-08. The results of operations for those dealerships and franchises that were classified as discontinued operations as of March 31, 2014 will continue to be reported within discontinued operations in the future. See the discussion of our adoption of ASU 2014-08 in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Use of Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third-party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100-basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2018 by approximately $3.3 million. Our estimate of chargebacks (approximately $25.8 million as of December 31, 2018) is influenced by early contract termination events, such as vehicle repossessions, refinancing and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a material adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.
Goodwill and Franchise Assets
In accordance with “Intangibles – Goodwill and Other” in the Accounting Standards Codification (“ASC”), we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.
For purposes of goodwill impairment testing, we have two reporting units, which consist of (1) our traditional franchised dealerships and (2) our EchoPark stores. The carrying value of our goodwill totaled approximately $509.6 million at December 31, 2018, of which $449.6 million was related to our franchised dealerships reporting unit and $60.0 million was related to our EchoPark stores reporting unit. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. For each reporting unit, we utilized the Discounted Cash Flows (“DCF”) method to estimate its enterprise value as of October 1, 2018. The significant assumptions in our DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require impairment of goodwill.
Based on the results of our goodwill impairment test as of October 1, 2018, each of our reporting units' fair value exceeded its carrying value and, as such, no impairment was required. Our DCF model is dependent on the assumptions used and is sensitive to changes in those assumptions. In order to determine the effects of changes in our assumptions on our DCF model, and consequently our goodwill valuation, we ran multiple scenarios adjusting our assumed earnings before interest and taxes (“EBIT”) growth factors and weighted average cost of capital assumptions. Although we assumed a 1.0% residual EBIT growth factor in our model, in the event the residual EBIT growth rate decreased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2018 would change by approximately $130.0 million and $8.1 million for our franchised dealerships and EchoPark reporting units, respectively. In the event the weighted average cost of

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
capital increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2018 would change by approximately $184.9 million and $13.2 million for our franchised dealerships and EchoPark reporting units, respectively. In the event the residual EBIT growth rate decreased by 100 bps and the weighted average cost of capital increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2018 would change by approximately $285.0 million and $20.0 million for our franchised dealerships and EchoPark reporting units, respectively. Based on our DCF model, none of the realistic scenarios described above, if realized, would have resulted in lowering the fair value of the reporting unit below the reporting unit’s carrying value.
In accordance with “Intangibles – Goodwill and Other” in the ASC, we evaluate franchise assets for impairment annually (as of October 1) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a DCF model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing as of October 1, 2018, we recorded approximately $2.1 million in franchise asset impairment charges in the accompanying consolidated statements of income. The carrying value of our franchise assets totaled approximately $65.7 million at December 31, 2018, and is included in other intangible assets, net in the accompanying consolidated balance sheets.
Insurance Reserves
We have various high deductible retention and insurance policies that require us to make estimates in determining the ultimate liability we may incur for claims arising under these policies. We accrue for insurance reserves throughout the year based on current information available. As of December 31, 2018, we estimated the ultimate liability under these programs to be between $21.3 million and $23.5 million, and had approximately $22.9 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves and our operating results, financial position and cash flows. These significant assumptions could include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings, current or projected changes in state laws or an assumed discount rate. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. Our actual loss experience has not been materially different from our recorded estimates.
Lease Exit Accruals
The majority of our dealership properties are subject to long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a store is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2018, we had approximately $4.6 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.
A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2017	$6,478
Lease exit expense (1)	1,709
Payments (2)	(2,973)
Lease buyout/other (3)	(580)
Balance at December 31, 2018	$4,634
(1) Expense of approximately $0.1 million is recorded in interest expense, other, net and expense of approximately $1.2 million is recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. In addition,

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
expense of approximately $0.4 million is recorded in income (loss) from discontinued operations in the accompanying consolidated statements of income.
(2) Amount is recorded as an offset to rent expense in selling, general and administrative expenses in the accompanying consolidated statements of income, with approximately $1.0 million in continuing operations and approximately $2.0 million in income (loss) from discontinued operations.
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
As of December 31, 2018, we had accrued approximately $2.4 million in legal reserves. Although we vigorously defend ourselves in all legal proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business cannot be predicted with certainty.
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
At December 31, 2018, there were approximately $5.5 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) with $0.5 million included in other accrued liabilities and approximately $5.0 million recorded in other long-term liabilities in the accompanying consolidated balance sheets. The effects on our consolidated financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.
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
As of December 31, 2018 and 2017, we had recorded a valuation allowance amount of approximately $8.1 million and $8.0 million, respectively, related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 as well as several subsequent amendments to amend the accounting guidance on revenue recognition. The amendments to the revenue recognition accounting guidance are included in ASC 606, “Revenue from Contracts with Customers,” and are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments to this guidance must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the amendments in each prior reporting period with the option to elect certain practical expedients; or (2) a modified retrospective approach with the cumulative effect of initially applying the amendments recognized at the date of adoption (which requires additional footnote disclosures). These amendments were effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted ASC 606 (the “new revenue standard”) using the modified retrospective transition approach applied to contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period.
Under the new revenue standard, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The principles apply a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract(s); (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract(s); and (5) recognizing revenue as the performance obligation(s) are satisfied. The new revenue standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We do not include the cost of obtaining contracts within the related revenue streams. We have elected the practical expedient to expense the costs to obtain a contract when incurred.

During the implementation process, management evaluated its established business processes, revenue transaction streams and accounting policies, and generally expects similar performance obligations to result under the new revenue standard as compared with prior U.S. GAAP. Management identified its material revenue streams to be (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. As a result of this evaluation during the implementation process, management expects the amounts and timing of revenue recognition to generally remain the same, with the exception of the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”), both of which are subject to accelerated recognition under the new revenue standard. Work in process revenues are recognized over time based on the completed work to date and F&I retro revenues are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues, which represent variable consideration, subject to a constraint, are to be included in the transaction price and recognized when or as the performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred or over time as the maintenance and repair services are performed. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s).
During the year ended December 31, 2018, we implemented new financial reporting controls during the process of adopting the new revenue standard. Those efforts did not result in any material changes to our internal control process.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In February 2016, the FASB established ASC 842, “Leases,” by issuing ASU 2016-02 (and subsequent amendments via ASU 2018-01, ASU 2018-10 and ASU 2018-11) in order to increase transparency and comparability among organizations by recognizing operating lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The lease standard is effective for us on January 1, 2019. Prior to adoption of the lease standard, only leases classified as capital leases under ASC 840 were recorded in the consolidated balance sheets. Under ASC 842, an entity will classify leases as either finance leases (formerly capital leases) or operating leases, and a right-of-use asset (“ROU asset”) and lease liability are required to be recognized in the consolidated balance sheets for both finance and operating leases with a term longer than 12 months. The lease standard requires a modified retrospective transition approach and provides an optional transition method to either (1) record current existing leases as of the effective date; or (2) record leases existing as of the earliest comparative period presented in the financial statements by recasting comparative period financial statements. We adopted the lease standard as of January 1, 2019 using the effective date as our date of application. As such, financial statement information and disclosures required under the new lease standard will not be provided for dates and periods prior to January 1, 2019. The lease standard provides for a number of optional practical expedients in transition, which include: (1) not requiring an entity to reassess prior conclusions about lease identification, lease classification or initial direct costs; (2) allowing an entity to use a portfolio approach for similar lease assets; (3) allowing an entity to elect an accounting policy to choose not to separate non-lease components of an agreement from lease components (by asset class); (4) allowing the use of hindsight in estimating lease term or assessing impairment of ROU assets; and (5) not requiring an entity to reassess prior conclusions about land easements. We expect to elect all of the practical expedients permitted under the transition guidance within the new standard. The new lease standard also provides practical expedients for ongoing accounting. We expect to elect the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify, we will not recognize ROU assets or lease liabilities.
As part of the lease standard implementation process, we assessed our existing real estate and equipment lease agreements, identified certain lease components embedded within existing service contracts, evaluated transition guidance and practical expedient elections, implemented lease accounting software and designed internal controls over lease accounting under the new standard. We are still evaluating the possible effects of impairment of certain ROU assets as of the effective date. We estimate that adoption of the new lease standard will result in recording additional operating lease liabilities and corresponding ROU assets ranging from $350.0 million to $400.0 million as of January 1, 2019. We do not expect the adoption of the new lease standard to have a material effect on future results of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in ASC Topic 815, Derivatives and Hedging. This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not believe the effects of this ASU will materially impact our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows the reclassification of stranded tax effects, as a result of the Tax Cuts and Jobs Acts of 2017, from accumulated other comprehensive income to retained earnings. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not believe the effects of this ASU will materially impact our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not believe the effects of this ASU will materially impact our consolidated financial statements.
Liquidity and Capital Resources
We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities (as defined below) and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2018, we

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
had at least $171.1 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$5,854	$6,352
Availability under the 2016 Revolving Credit Facility	223,922	155,304
Availability under our used vehicle floor plan facilities	1,979	7,104
Floor plan deposit balance	—	3,000
Total available liquidity resources	$231,755	$171,760
We participate in a program with two of our manufacturer-affiliated finance companies and one commercial bank wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. There was no deposit balance as of December 31, 2018. The deposit balance of $3.0 million as of December 31, 2017 is classified in other current assets in the accompanying consolidated balance sheets. See the discussion under the heading “Concentrations of Credit and Business Risk” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further information.
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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2018, the 2016 Revolving Borrowing Base was approximately $238.8 million. As of December 31, 2018, we had no outstanding borrowings and approximately $14.8 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $223.9 million under the 2016 Revolving Credit Facility.
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
5.0% Notes
On May 9, 2013, we issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. We used the net proceeds from the issuance of the 5.0% Notes to repurchase all of the outstanding 9.0% Senior Subordinated Notes due 2018. Remaining proceeds from the issuance of the 5.0% Notes were used for general corporate purposes. Balances outstanding under the 5.0% Notes are guaranteed by all of our domestic operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered to be minor. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. During 2016, we repurchased approximately $10.7 million of our outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.
We may redeem the 5.0% Notes, in whole or in part, at any time on or after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount.

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%
The indenture governing the 5.0% Notes provides that holders of the 5.0% Notes may require us to repurchase the 5.0% Notes at a purchase price equal to 101.0% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 5.0% Notes).
The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 5.0% Notes. We were in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of December 31, 2018.
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
Balances under Sonic’s 5.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic subsidiary that is not a guarantor is considered to be minor.
6.125% Notes
On March 10, 2017, we issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) on March 27, 2017. Remaining proceeds from the issuance of the 6.125% Notes were used for general corporate purposes. Balances outstanding under the 6.125% Notes are guaranteed by all of our domestic operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered to be minor. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. We may redeem the 6.125% Notes, in whole or in part, at any time on or after March 15, 2022 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on March 15, 2022	103.063%
Beginning on March 15, 2023	102.042%
Beginning on March 15, 2024	101.021%
Beginning on March 15, 2025 and thereafter	100.000%
Before March 15, 2022, we may redeem all or a part of the 6.125% Notes at a redemption price equal to 100.0% of the principal amount of the 6.125% Notes redeemed, plus the Applicable Premium (as defined in the indenture governing the 6.125% Notes) and any accrued and unpaid interest, if any, to the redemption date. In addition, on or before March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 6.125% Notes at a redemption price equal to 106.125% of the par value of the 6.125% Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date with proceeds from certain equity offerings. The indenture governing the 6.125% Notes also provides that holders of the 6.125% Notes may require us to repurchase the 6.125% Notes at a purchase price equal to 101.0% of the par value of the 6.125% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 6.125% Notes).
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of December 31, 2018.
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
Balances under Sonic’s 6.125% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic subsidiary that is not a guarantor is considered to be minor.
Mortgage Notes
During 2018, we obtained approximately $21.1 million in mortgage financing related to three of our operating locations. As of December 31, 2018, the weighted average interest rate was 4.70% and the total outstanding mortgage principal balance was approximately $396.2 million, related to approximately 50% of our operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2019 and 2033.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Leases
The majority of our dealership properties are subject to long-term operating lease arrangements. These facility lease arrangements normally have 15- to 20-year terms with one or two five- to 10-year renewal options and do not contain provisions for contingent rent related to the dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Approximately 10% of these facility leases have payments that vary based on interest rates. See the table under the heading “Future Liquidity Outlook” below for our future minimum lease payment obligations, net of sublease proceeds. In 2019, the majority of these operating leases will be recorded on the balance sheet in accordance with ASC 842.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime. The weighted average interest rate for our new and used floor plan facilities was 3.09%, 2.40% and 1.84% for 2018, 2017 and 2016, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $41.7 million, $44.8 million and $45.3 million in manufacturer assistance in 2018, 2017 and 2016, respectively, and recognized in cost of sales approximately $42.2 million, $45.3 million and $45.0 million in manufacturer assistance in 2018, 2017 and 2016, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.
Covenants and Default Provisions
Non-compliance with covenants, including a failure to make any payment when due, under the 2016 Credit Facilities, our floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”), operating lease agreements, mortgage notes, the 5.0% Notes and the 6.125% Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under the 2016 Credit Facilities. A default under the 2016 Credit Facilities would constitute a default under the Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under the 2016 Credit Facilities and one or more Silo Floor Plan Facilities or certain other debt obligations would not result in a default under the 5.0% Notes or the 6.125% Notes unless our repayment obligations under the 2016 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of the Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2016 Credit Facilities include the following financial covenants:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2018 actual	1.10	1.43	5.25
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to rent (as such term is defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2018, the ratio was 3.36 to 1.00.
We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2018. After giving effect to the applicable restrictions on the payment of dividends and certain other transactions under our debt agreements, as of December 31, 2018, we had at least $171.1 million of net income and retained earnings free of such restrictions. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for further discussion of the 2016 Credit Facilities.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisitions and Dispositions
During 2018, we did not acquire any businesses. We disposed of seven franchised dealerships in 2018, which generated net cash from dispositions of approximately $128.7 million. In addition to these dispositions, we terminated one luxury franchised dealership and ceased operation at four stores in our EchoPark Segment in 2018. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.

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
Capital expenditures for 2018 were approximately $163.6 million. Of this amount, approximately $104.9 million was related to facility construction projects, $42.7 million was related to real estate acquisitions and $16.0 million was for other fixed assets utilized in our dealership operations. Of the capital expenditures in 2018, approximately $21.1 million was funded through mortgage financing and approximately $142.5 million was funded through cash from operations and use of our credit facilities. As of December 31, 2018, commitments for facilities construction projects totaled approximately $19.2 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.
Stock Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During 2018, we repurchased approximately 1.2 million shares of our Class A Common Stock for approximately $24.1 million in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. As of December 31, 2018, our total remaining repurchase authorization was approximately $83.6 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in the agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2018, we had at least $171.1 million of net income and retained earnings free of such restrictions.
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
Dividends
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $0.24 per share during 2018. Subsequent to December 31, 2018, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.10 per share for stockholders of record on March 15, 2019 to be paid on April 15, 2019. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing the 5.0% Notes and the 6.125% Notes also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2018, we had at least $171.1 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.
Repurchases of Debt
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material
Cash Flows
Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $143.7 million, $162.9 million and $216.4 million for 2018, 2017 and 2016, respectively. The net cash provided by operations for 2018 consisted primarily of net income (less non-cash items), an increase in notes payable - floor plan trade and a decrease in receivables, offset partially by an increase in inventories. The net cash provided by operations for 2017 consisted primarily of net income (less non-cash items) and a decrease in inventories, offset partially by an increase in receivables and a decrease in notes payable - floor plan – trade. The net cash provided by operations for 2016 consisted primarily of net income (less non-cash items) and a decrease in inventories and other assets, offset partially by a decrease in notes payable - floor plan - trade.
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
Net cash provided by combined trade and non-trade floor plan financing was approximately $20.7 million and $7.1 million for 2018 and 2016, respectively. Net cash used in combined trade and non-trade floor plan financing was approximately $12.6 million for 2017. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $147.5 million, $196.6 million and $266.4 million for 2018, 2017 and 2016, respectively.
Cash Flows from Investing Activities – Net cash used in investing activities during 2018, 2017 and 2016 was approximately $15.3 million, $272.1 million and $220.8 million, respectively. The use of cash during 2018 was comprised primarily of purchases of land, property and equipment, offset partially by proceeds from the sale of seven franchised dealerships. The use of cash during 2017 was comprised primarily of purchases of land, property and equipment and the acquisition of one pre-owned vehicle store, offset partially by proceeds from the sale of three franchised dealerships. The use of cash during 2016 was primarily comprised of purchases of land, property and equipment and the acquisition of three pre-owned vehicle stores.
The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships and construction of EchoPark stores. During 2018, 2017 and 2016, we generated net proceeds from mortgage financing in the amount of approximately $21.1 million, $52.5 million and $103.4 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.
Cash Flows from Financing Activities – Net cash used in financing activities was approximately $128.8 million for 2018. Net cash provided by financing activities was approximately $112.5 million and $3.9 million for 2017 and 2016, respectively. For 2018, cash used in financing activities was comprised primarily of net repayments on revolving credit facilities, schedule principal payments and repayments of long-term debt and repurchase of treasury stock, offset partially by proceeds from mortgage notes . For 2017, cash provided by financing activities was comprised primarily of proceeds from the issuance of the 6.125% Notes, net borrowings on notes payable - floor plan - non-trade and proceeds from mortgage notes, offset partially by the extinguishment of the 7.0% Notes, repurchases of treasury stock and scheduled principal payments and

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
repayments of long-term debt. For 2016, cash provided by financing activities was comprised primarily of net borrowings on notes payable – floor plan – non-trade and proceeds from mortgage notes, offset partially by repurchases of treasury stock and scheduled principal payments and repayments of long-term debt.
Cash Flows from Discontinued Operations – The accompanying consolidated statements of cash flows include both continuing and discontinued operations. Net cash flows from operating activities associated with discontinued operations for 2018, 2017 and 2016 were not material to total cash flows.
Future Liquidity Outlook
Our future contractual obligations are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(In thousands)
Floor plan facilities	$1,534,040	$—	$—	$—	$—	$—	$1,534,040
Long-term debt (1)	26,304	59,756	53,385	43,187	351,314	422,071	956,017
Letters of credit	14,844	—	—	—	—	—	14,844
Estimated interest payments on floor plan facilities (2)	8,738	—	—	—	—	—	8,738
Estimated interest payments on long-term debt (3)	50,701	48,839	47,155	45,348	33,669	82,617	308,329
Operating leases (net of sublease rentals)	89,162	73,188	58,858	44,526	41,095	175,265	482,094
Construction contracts	19,191	—	—	—	—	—	19,191
Other purchase obligations (4)	22,816	10,069	9,471	—	—	—	42,356
Liability for uncertain tax positions (5)	500	—	—	—	—	4,995	5,495
Total	$1,766,296	$191,852	$168,869	$133,061	$426,078	$684,948	$3,371,104
   (1) Long-term debt amounts consist only of principal obligations.
(2) Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2018 floor plan facilities balance, the weighted average interest rate for the three months ended December 31, 2018 of 3.42% and the assumption that floor plan balances at December 31, 2018 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.
(3) Estimated interest payments include receipts related to interest rate caps.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of December 31, 2018, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $74.2 million. Future sublease payments expected to be received related to these lease payments were approximately $46.8 million at December 31, 2018.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $13.2 million at December 31, 2018. These indemnifications expire within a period of one year following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2018. We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at December 31, 2018. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility borrowings and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of outstanding cash flow hedge instruments was approximately $0.9 billion at December 31, 2018 and approximately $1.1 billion at December 31, 2017. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $11.5 million in 2018 and approximately $10.4 million in 2017. Of the total change in interest expense, approximately $9.1 million and $8.1 million in 2018 and 2017, respectively, would have resulted from our floor plan facilities.
In addition to our variable rate debt, as of December 31, 2018 and 2017, certain of our dealership lease facilities had monthly lease payments that fluctuated based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in 2018 and 2017 due to the leases containing LIBOR floors which were above the LIBOR rate during 2018 and 2017.
Prior to March 9, 2018, we had outstanding interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate (these interest rate cash flow swap agreements were terminated on March 9, 2018 with a net $4.8 million payment to us from the counterparties). As of both December 31, 2018 and 2017, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of the cash flow swap and interest rate cap agreements, interest rates reset monthly. The fair value of the interest rate cap positions at December 31, 2018 was a net asset of approximately $4.8 million, with approximately $3.0 million included in other assets and approximately $1.8 million included in other current assets in the accompanying consolidated balance sheets. The fair value of the interest rate swap and interest rate cap positions at December 31, 2017 was a net asset of approximately $4.7 million, with approximately $5.1 million included in other assets and approximately $0.9 million included in other current assets in the accompanying consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying consolidated balance sheets. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount	Pay Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$375.0	2.000%	one-month LIBOR	July 1, 2018	June 30, 2019
$375.0	3.000%	one-month LIBOR	July 1, 2018	June 30, 2019
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1) Under these interest rate caps, no payment will occur unless the stated receive rate exceeds the stated pay rate. If this occurs, a net payment to us from the counterparty based on the spread between the receive rate and the pay rate will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of income.
(2) The one-month LIBOR rate was approximately 2.503% at December 31, 2018.

During 2018, we entered into four new interest rate cap agreements. These interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these interest rate caps are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive income.

SONIC AUTOMOTIVE, INC.
Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate caps are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total	Asset (Liability) Fair Value
	(In thousands)
Long-term debt:
Fixed rate maturities	$13,621	$18,799	$14,713	$25,145	$311,593	$391,187	$775,058
Fixed rate outstanding (1)	$775,058	$761,437	$742,638	$727,925	$702,780			$(717,604)
Average rate on fixed outstanding debt (1)	6.07%	6.08%	6.10%	6.10%	6.53%	6.96%
Variable rate maturities	$12,683	$40,957	$38,672	$18,042	$39,721	$30,884	$180,959
Variable rate outstanding (1)	$180,959	$168,276	$127,319	$88,647	$70,605			$(182,185)
Average rate on variable outstanding debt (1)	4.66%	4.66%	4.68%	4.76%	4.76%	4.96%
Cash flow hedge instruments:
Interest rate cap notional maturities	$750,000	$562,500	$375,000	$250,000	$—	$—
Interest rate cap notional outstanding (1)	$750,000	$562,500	$375,000	$250,000	$—	$—		$4,839
Average interest income rate on interest rate cap notional outstanding (1)	0.13%	0.14%	0.10%	—%	N/A	N/A
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
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Our CEO and CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.
Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal control over financial reporting in future periods is subject to risk that those internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.

SONIC AUTOMOTIVE, INC.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Corporate Governance and Other Information – Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the definitive Proxy Statement (to be filed hereafter) for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”).
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
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance and Board of Directors – Director Independence,” “Corporate Governance and Board of Directors – Policies and Procedures for Review, Approval or Ratification of Transactions with Affiliates” and “Corporate Governance and Board of Directors – Transactions with Affiliates” in the Proxy Statement.
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

SONIC AUTOMOTIVE, INC.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:
1.Financial Statements: consolidated balance sheets as of December 31, 2018 and 2017; consolidated statements of income for the years ended December 31, 2018, 2017 and 2016; consolidated statements of comprehensive income for the years ended December 31, 2018, 2017 and 2016; consolidated statements of stockholders’ equity for the years ended December 31, 2018, 2017 and 2016; and consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016.
2.Financial Statement Schedules: No financial statement schedules are required to be filed (no respective financial statement captions) as part of this Annual Report on Form 10-K.
3.Exhibits: Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits are hereby incorporated by reference to other documents on file with the SEC with which they are physically filed, to be a part hereof as of their respective dates.

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

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.19
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

10.22
First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.23
Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-13395)). (1)

10.24
Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.25*	Fourth Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective April 1, 2018. (1)
10.26
Sonic Automotive, Inc. 2012 Stock Incentive Plan, amended and restated as of February 11, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 3, 2015 (File No. 001-13395)). (1)

10.27
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

10.32
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

10.38	Director Compensation Policy. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.39
Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.40	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)
10.41
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

SONIC AUTOMOTIVE, INC.
February 21, 2019	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH	Executive Chairman and Director	February 21, 2019
O. Bruton Smith

/s/ DAVID BRUTON SMITH	Chief Executive Officer and Director	February 21, 2019
David Bruton Smith	(Principal Executive Officer)

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 21, 2019
Heath R. Byrd	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM I. BELK	Director	February 21, 2019
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 21, 2019
William R. Brooks

/s/ VICTOR H. DOOLAN	Director	February 21, 2019
Victor H. Doolan

/s/ JOHN W. HARRIS III	Director	February 21, 2019
John W. Harris III

/s/ ROBERT HELLER	Director	February 21, 2019
Robert Heller

/s/ R. EUGENE TAYLOR	Director	February 21, 2019
R. Eugene Taylor

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Sonic Automotive, Inc.’s and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Charlotte, North Carolina
February 21, 2019

SONIC AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,854	$6,352
Receivables, net	438,186	482,126
Inventories	1,528,461	1,512,745
Other current assets	20,886	18,574
Total current assets	1,993,387	2,019,797
Property and Equipment, net	1,178,489	1,146,881
Goodwill	509,592	525,780
Other Intangible Assets, net	69,705	74,589
Other Assets	45,634	51,471
Total Assets	$3,796,807	$3,818,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$821,074	$804,238
Notes payable - floor plan - non-trade	712,966	709,098
Trade accounts payable	114,263	129,903
Accrued interest	13,417	12,316
Other accrued liabilities	257,823	237,963
Current maturities of long-term debt	26,304	61,314
Total current liabilities	1,945,847	1,954,832
Long-Term Debt	918,779	963,389
Other Long-Term Liabilities	75,887	61,918
Deferred Income Taxes	33,178	51,619
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 64,197,385 shares issued and 30,721,226 shares outstanding at December 31, 2018; 63,456,698 shares issued and 31,166,205 shares outstanding at December 31, 2017	642	635
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2018 and 2017	121	121
Paid-in capital	745,052	732,854
Retained earnings	670,691	625,356
Accumulated other comprehensive income (loss)	4,233	1,307
Treasury stock, at cost; 33,476,159 Class A Common Stock shares held at December 31, 2018 and 32,290,493 Class A Common Stock shares held at December 31, 2017	(597,623)	(573,513)
Total Stockholders’ Equity	823,116	786,760
Total Liabilities and Stockholders’ Equity	$3,796,807	$3,818,518

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$4,974,097	$5,295,051	$5,234,505
Used vehicles	2,973,498	2,622,053	2,533,122
Wholesale vehicles	217,625	171,064	211,048
Total vehicles	8,165,220	8,088,168	7,978,675
Parts, service and collision repair	1,380,887	1,416,010	1,409,819
Finance, insurance and other, net	405,523	363,030	343,285
Total revenues	9,951,630	9,867,208	9,731,779
Cost of Sales:
New vehicles	(4,732,595)	(5,030,125)	(4,973,911)
Used vehicles	(2,830,510)	(2,467,150)	(2,374,537)
Wholesale vehicles	(228,874)	(179,778)	(218,364)
Total vehicles	(7,791,979)	(7,677,053)	(7,566,812)
Parts, service and collision repair	(713,526)	(732,479)	(735,693)
Total cost of sales	(8,505,505)	(8,409,532)	(8,302,505)
Gross profit	1,446,125	1,457,676	1,429,274
Selling, general and administrative expenses	(1,145,325)	(1,147,773)	(1,110,856)
Impairment charges	(29,514)	(9,394)	(8,063)
Depreciation and amortization	(93,623)	(88,944)	(77,446)
Operating income (loss)	177,663	211,565	232,909
Other income (expense):
Interest expense, floor plan	(48,398)	(36,395)	(27,716)
Interest expense, other, net	(54,059)	(52,524)	(50,106)
Other income (expense), net	106	(14,522)	125
Total other income (expense)	(102,351)	(103,441)	(77,697)
Income (loss) from continuing operations before taxes	75,312	108,124	155,212
Provision for income taxes for continuing operations - benefit (expense)	(22,922)	(13,971)	(60,696)
Income (loss) from continuing operations	52,390	94,153	94,516
Discontinued operations:
Income (loss) from discontinued operations before taxes	(1,017)	(1,942)	(2,121)
Provision for income taxes for discontinued operations - benefit (expense)	277	772	798
Income (loss) from discontinued operations	(740)	(1,170)	(1,323)
Net income (loss)	$51,650	$92,983	$93,193
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.23	$2.14	$2.07
Earnings (loss) per share from discontinued operations	(0.02)	(0.03)	(0.03)
Earnings (loss) per common share	$1.21	$2.11	$2.04
Weighted average common shares outstanding	42,708	43,997	45,637
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.22	$2.12	$2.06
Earnings (loss) per share from discontinued operations	(0.02)	(0.03)	(0.03)
Earnings (loss) per common share	$1.20	$2.09	$2.03
Weighted average common shares outstanding	42,950	44,358	45,948

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income (loss)	$51,650	$92,983	$93,193
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and rate cap agreements	2,173	6,186	5,731
Amortization of terminated interest rate swap agreements	(429)	—	—
Pension actuarial income (loss)	2,368	(429)	(295)
Total other comprehensive income (loss) before taxes	4,112	5,757	5,436
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(1,186)	(2,188)	(2,066)
Other comprehensive income (loss)	2,926	3,569	3,370
Comprehensive income (loss)	$54,576	$96,552	$96,563

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2015	62,586	$626	(24,675)	$(436,195)	12,029	$121	$713,118	$457,010	$(5,632)	$729,048
Shares awarded under stock compensation plans	381	4	—	—	—	—	23	—	—	27
Purchases of treasury stock	—	—	(5,588)	(99,971)	—	—	—	—	—	(99,971)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	(2,611)	—	—	(2,611)
Change in fair value of interest rate swap agreements, net of tax expense of $2,178	—	—	—	—	—	—	—	—	3,553	3553
Pension actuarial income, net of tax benefit of $112	—	—	—	—	—	—	—	—	(183)	(183)
Restricted stock amortization	—	—	—	—	—	—	11,165	—	—	11,165
Net income (loss)	—	—	—	—	—	—	—	93,193	—	93,193
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(9,057)	—	(9,057)
Balance at December 31, 2016	62,967	$630	(30,263)	$(536,166)	12,029	$121	$721,695	$541,146	$(2,262)	$725,164
Shares awarded under stock compensation plans	490	5	—	—	—	—	40	—	—	45
Purchases of treasury stock	—	—	(2,027)	(37,347)	—	—	—	—	—	(37,347)
Change in fair value of interest rate swap agreements, net of tax expense of $2,351	—	—	—	—	—	—	—	—	3,835	3,835
Pension actuarial income, net of tax benefit of $163	—	—	—	—	—	—	—	—	(266)	(266)
Restricted stock amortization	—	—	—	—	—	—	11,119	—	—	11,119
Net income (loss)	—	—	—	—	—	—	—	92,983	—	92,983
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(8,773)	—	(8,773)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	740	7	—	—	—	—	345	—	—	352
Purchases of treasury stock	—	—	(1,186)	(24,110)	—	—	—	—	—	(24,110)
Change in fair value of interest rate swap agreements, net of tax expense of $460	—	—	—	—	—	—	—	—	1,284	1,284
Pension actuarial income, net of tax expense of $726	—	—	—	—	—	—	—	—	1,642	1,642
Restricted stock amortization	—	—	—	—	—	—	11,853	—	—	11,853
Net income (loss)	—	—	—	—	—	—	—	51,650	—	51,650
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	3,918		3,918
Dividends declared ($0.24 per share)	—	—	—	—	—	—	—	(10,233)	—	(10,233)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,650	$92,983	$93,193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	93,617	88,938	77,532
Provision for bad debt expense	531	748	389
Other amortization	617	649	649
Debt issuance cost amortization	2,418	2,383	2,641
Debt discount amortization, net of premium amortization	—	157	303
Stock-based compensation expense	11,853	11,119	11,165
Deferred income taxes	(20,606)	(27,760)	14,465
Net distributions from equity investee	(225)	(138)	(300)
Asset impairment charges	29,514	9,394	8,063
Loss (gain) on disposal of dealerships and property and equipment	(43,164)	(10,194)	(331)
Loss (gain) on exit of leased dealerships	1,709	2,157	1,386
Loss (gain) on retirement of debt	—	14,607	—
Changes in assets and liabilities that relate to operations:
Receivables	50,351	(52,989)	(62,894)
Inventories	(78,701)	57,250	35,545
Other assets	11,288	3,266	62,538
Notes payable - floor plan - trade	16,836	(46,299)	(42,929)
Trade accounts payable and other liabilities	15,987	16,612	14,953
Total adjustments	92,025	69,900	123,175
Net cash provided by (used in) operating activities	143,675	162,883	216,368
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	—	(76,610)	(15,861)
Purchases of land, property and equipment	(163,619)	(234,245)	(206,232)
Proceeds from sales of property and equipment	19,554	596	1,319
Proceeds from sales of dealerships	128,734	38,150	—
Net cash provided by (used in) investing activities	(15,331)	(272,109)	(220,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	3,868	33,745	49,986
Borrowings on revolving credit facilities	918,967	327,070	209,287
Repayments on revolving credit facilities	(993,967)	(252,070)	(213,490)
Proceeds from issuance of long-term debt	21,072	302,483	103,395
Debt issuance costs	(144)	(4,855)	(3,084)
Principal payments and repurchase of long-term debt	(45,053)	(36,836)	(30,949)
Repurchase of debt securities	—	(210,914)	—
Purchases of treasury stock	(24,110)	(37,347)	(99,971)
Income tax benefit (expense) associated with stock compensation plans	—	—	(2,611)
Issuance of shares under stock compensation plans	352	45	27
Dividends paid	(9,827)	(8,851)	(8,701)
Net cash provided by (used in) financing activities	(128,842)	112,470	3,889
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(498)	3,244	(517)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,352	3,108	3,625
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,854	$6,352	$3,108
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of interest rate swap and rate cap agreements (net of tax expense of $460, $2,351 and $2,178 in the years ended December 31, 2018, 2017 and 2016, respectively)	$1,284	$3,835	$3,553
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$98,126	$89,525	$77,289
Income taxes	$35,217	$42,907	$28,459

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business - Sonic Automotive, Inc. (“Sonic,” the “Company,” “we,” “us” or “our”) is one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two operating segments as of December 31, 2018: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2018, we operated 96 stores in the Franchised Dealerships Segment and eight stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 108 new vehicle franchises (representing 23 different brands of cars and light trucks) and 15 collision repair centers in 13 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business.
Principles of Consolidation - All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying consolidated financial statements except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.
Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 as well as several subsequent amendments to amend the accounting guidance on revenue recognition. The amendments to the revenue recognition accounting guidance are included in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments to this guidance must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the amendments in each prior reporting period with the option to elect certain practical expedients; or (2) a modified retrospective approach with the cumulative effect of initially applying the amendments recognized at the date of adoption (which requires additional footnote disclosures). These amendments were effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted ASC 606 (the “new revenue standard”) using the modified retrospective transition approach applied to contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period. We do not expect the effect of the adoption of the new revenue standard to have a material impact on our net income on an ongoing basis.
Under the new revenue standard, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The principles apply a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract(s); (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract(s); and (5) recognizing revenue as the performance obligation(s) are satisfied. The new revenue standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We do not include the cost of obtaining contracts within the related revenue streams. We have elected the practical expedient to expense the costs to obtain a contract when incurred.

During the implementation process, management evaluated its established business processes, revenue transaction streams and accounting policies, and generally expects similar performance obligations to result under the new revenue standard as compared with prior U.S. generally accepted accounting principles (“U.S. GAAP”). Management identified its material revenue streams to be (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. As a result of this evaluation during the implementation process, management expects the amounts and timing of revenue recognition to generally remain the same, with the exception of the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”), both of which are subject to accelerated recognition under the new revenue standard. Work in process revenues are

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized over time based on the completed work to date and F&I retro revenues are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues, which represent variable consideration, subject to constraint, are to be included in the transaction price and recognized when or as the performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred or over time as the maintenance and repair services are performed. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s).
During the year ended December 31, 2018, we implemented new financial reporting controls during the process of adopting the new revenue standard. Those efforts did not result in any material changes to our internal control process.
The cumulative effect of the adjustments to our December 31, 2018 consolidated statements of income and January 1, 2018 consolidated balance sheet for the adoption of ASC 606 was as follows:

Income Statement	Pre-ASC 606 Results Year Ended December 31, 2018	Effects of Adoption of ASC 606	As Reported Year Ended December 31, 2018
	(In thousands)
Revenues:
Parts, service and collision repair	$1,380,506	$381	$1,380,887
Finance, insurance and other, net	$396,905	$8,618	$405,523

Cost of Sales:
Parts, service and collision repair	$(713,259)	$(267)	$(713,526)

Selling, general and administrative expenses:	$(1,145,294)	$(31)	$(1,145,325)

Operating income (loss):	$168,962	$8,701	$177,663

Balance Sheet	December 31, 2017	Effects of Adoption of ASC 606	January 1, 2018
	(In thousands)
Assets:
Receivables, net	$482,126	$4,590	$486,716
Contract assets (1)	$—	$2,082	$2,082
Liabilities:
Other accrued liabilities	$237,963	$1,286	$239,249
Deferred income taxes	$51,619	$1,468	$53,087
Stockholders' Equity:
Retained earnings	$625,356	$3,918	$629,274
(1)  Receivables, net in the accompanying consolidated balance sheets at December 31, 2018 includes approximately $4.7 million related to work in process and a contract asset of approximately $5.4 million related to F&I retro revenues. Changes in contract assets from January 1, 2018 to December 31, 2018 were primarily due to ordinary business activity.
In February 2016, the FASB established ASC 842, “Leases,” by issuing ASU 2016-02 (and subsequent amendments via ASU 2018-01, ASU 2018-10 and ASU 2018-11) in order to increase transparency and comparability among organizations by recognizing operating lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The lease standard is effective for us on January 1, 2019. Prior to adoption of the lease standard, only leases classified as capital leases under ASC 840 were recorded in the consolidated balance sheets. Under ASC 842, an entity will

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
classify leases as either finance leases (formerly capital leases) or operating leases, and a right-of-use asset (“ROU asset”) and lease liability are required to be recognized in the consolidated balance sheets for both finance and operating leases with a term longer than 12 months. The lease standard requires a modified retrospective transition approach and provides an optional transition method to either (1) record current existing leases as of the effective date; or (2) record leases existing as of the earliest comparative period presented in the financial statements by recasting comparative period financial statements. We adopted the lease standard as of January 1, 2019 using the effective date as our date of application. As such, financial statement information and disclosures required under the new lease standard will not be provided for dates and periods prior to January 1, 2019. The lease standard provides for a number of optional practical expedients in transition, which include: (1) not requiring an entity to reassess prior conclusions about lease identification, lease classification or initial direct costs; (2) allowing an entity to use a portfolio approach for similar lease assets; (3) allowing an entity to elect an accounting policy to choose not to separate non-lease components of an agreement from lease components (by asset class); (4) allowing the use of hindsight in estimating lease term or assessing impairment of ROU assets; and (5) not requiring an entity to reassess prior conclusions about land easements. We expect to elect all of the practical expedients permitted under the transition guidance within the new standard. The new lease standard also provides practical expedients for ongoing accounting. We expect to elect the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify, we will not recognize ROU assets or lease liabilities.
As part of the lease standard implementation process, we assessed our existing real estate and equipment lease agreements, identified certain lease components embedded within existing service contracts, evaluated transition guidance and practical expedient elections, implemented lease accounting software and designed internal controls over lease accounting under the new standard. We are still evaluating the possible effects of impairment of certain ROU assets as of the effective date. We estimate that adoption of the new lease standard will result in recording additional operating lease liabilities and corresponding ROU assets ranging from $350.0 million to $400.0 million as of January 1, 2019. We do not expect the adoption of the new lease standard to have a material effect on future results of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in ASC Topic 815, Derivatives and Hedging. This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not believe the effects of this ASU will materially impact our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows the reclassification of stranded tax effects, as a result of the Tax Cuts and Jobs Acts of 2017, from accumulated other comprehensive income to retained earnings. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not believe the effects of this ASU will materially impact our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not believe the effects of this ASU will materially impact our consolidated financial statements.
Reclassifications - Prior to our adoption of ASU 2014-8 beginning with our Quarterly Report on Form 10-Q for the period ended June 30, 2014, individual dealership franchises sold, terminated or classified as held for sale were reported as discontinued operations. The results of operations of these dealership franchises sold or terminated prior to March 31, 2014 are reported as discontinued operations for all periods presented. Dealership franchises sold or terminated on or after March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria in ASU 2014-8. If, in future periods, we determine that a dealership franchise should be reclassified from continuing operations to discontinued operations, previously reported consolidated statements of income will be reclassified in order to reflect the most recent classification.
Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the accompanying consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for tax contingencies, legal matters, reserves for future commission revenue to be returned to the third-party provider for early termination of customer contracts (“chargebacks”), results reported as continuing and discontinued operations, insurance reserves, lease exit accruals and certain accrued expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents - We classify cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents. In the event that we are in a book overdraft cash position as of a reporting date, the book overdraft position is reclassified from cash and cash equivalents to trade accounts payable in the accompanying consolidated balance sheets and is reflected as activity in trade accounts payable and other liabilities in the accompanying consolidated statements of cash flows. We were not in a book overdraft position as of December 31, 2018 and were in a book overdraft position in an amount of approximately $6.9 million, as of December 31, 2017.
Revenue Recognition - We record revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered. Conditions for completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected. See the heading “Recent Accounting Pronouncements” above for discussion and impact on our consolidated financial statements as a result of the adoption of ASC 2014-09 effective January 1, 2018.
We arrange financing for customers through various financial institutions and receives a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to customers and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts to customers. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract. We may be assessed a chargeback fee in the event of early cancellation of a loan or insurance contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time of sale.
In addition to up-front commissions from the sale of F&I products, in certain cases we earn additional F&I revenues in future periods subsequent to the completion of the initial performance condition. F&I retro revenues are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues, which represent variable consideration, subject to constraint, are to be included in the transaction price and recognized when or as the performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
As of December 31, 2018 and 2017, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were approximately $25.8 million and $20.9 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
Floor Plan Assistance - We receive floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of our new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales were approximately $42.2 million, $45.3 million and $45.0 million for 2018, 2017 and 2016, respectively.
Contracts in Transit - Contracts in transit represent customer finance contracts evidencing loans or lease agreements between us, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given us initial, non-binding approval to assume our position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within 10 days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to us. Contracts in transit are included in receivables, net on the accompanying consolidated balance sheets and totaled approximately $227.8 million and $267.6 million at December 31, 2018 and 2017, respectively.
Accounts Receivable - In addition to contracts in transit, our accounts receivable primarily consists of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We evaluate receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable was not significant at December 31, 2018 and 2017. As of December 31, 2018, there was approximately $1.0 million in accounts receivable in the accompanying consolidated balance sheets related to expected business interruption insurance proceeds for actual expenses

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
incurred as a result of Hurricane Harvey. We did not record any estimate of business interruption insurance proceeds related to lost earnings or other contingent gain amounts related to Hurricane Harvey.
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
We assess the valuation of all of our vehicle and parts inventories and maintain a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles, service loaners and parts inventory, we consider recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within our network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within our network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves were not significant at December 31, 2018 and 2017.
Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the estimated useful life or the remaining lease life. This lease life includes renewal options if a renewal has been determined to be reasonably assured. The range of estimated useful lives is as follows:

Leasehold and land improvements	10-30 years
Buildings	10-30 years
Parts and service equipment	7-10 years
Office equipment and fixtures	3-10 years
Company vehicles	3-5 years
We review the carrying value of property and equipment and other long-term assets (other than goodwill and franchise assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, we compare the carrying amount of the asset to the estimated undiscounted cash flows related to that asset. We conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If we determine an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, we determine fair value by using a discounted cash flow model. See Note 4, “Property and Equipment,” for a discussion of impairment charges.
Derivative Instruments and Hedging Activities - We utilize derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2018, we utilized interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.
Goodwill - Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets. In accordance with “Intangibles - Goodwill and Other” in the ASC, goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary. For purposes of goodwill impairment testing, we have two reporting units, which consist of: (1) our traditional franchised dealerships and (2) our EchoPark stores. The carrying value of our goodwill totaled approximately $509.6 million at December 31, 2018, $449.6 million of which was related to our franchised dealerships reporting unit and $60.0 million of which was related to our EchoPark reporting unit. For each reporting unit, we utilized the Discounted Cash Flows (“DCF”) method to estimate our enterprise value as of October 1, 2018. The significant assumptions in our DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to record goodwill impairment.
Based on the results of our quantitative test as of October 1, 2018, each reporting unit’s fair value exceeded its carrying value. As a result, we were not required to record goodwill impairment for either of our reporting units. See Note 5, “Intangible Assets and Goodwill,” for further discussion of goodwill.
Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. We classify franchise and dealer agreements as indefinite lived intangible assets as it has been our experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, we believe that our franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired on or after July 1, 2001 have been included in other intangible assets, net on the accompanying consolidated balance sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying consolidated balance sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. In accordance with “Intangibles - Goodwill and Other” in the ASC, we evaluate other intangible assets for impairment annually (as of October 1) or more frequently if indicators of impairment exist.
We utilized a DCF model to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our DCF model include projected revenue, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. In projecting the franchises’ revenue and growth rates, we developed many assumptions which may include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Our expectation of revenue growth is in part driven by our estimates of new vehicle industry sales volume in future periods. We believe the historic and projected industry sales volume is a good general indicator of growth or contraction in the retail automotive industry.
Based on the October 1, 2018 impairment test, we determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all but one of our franchises, resulting in a franchise asset impairment charge of $2.1 million during 2018, which is recorded in impairment charges in the accompanying consolidated statements of income. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.
In evaluating our definite life favorable lease assets for impairment, we considered whether the leased asset was being utilized by the dealership and if the dealership operating activities could recover the value of the recorded favorable lease asset. We evaluated our favorable lease assets for impairment as of October 1, 2018 and determined that no impairment charge was required.
Insurance Reserves - We have various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2018 and 2017, we had approximately $22.9 million and $22.0 million, respectively, reserved for such programs.
Lease Exit Accruals - The majority of our dealership properties are subject to long-term operating lease arrangements. When situations arise where the leased properties are no longer utilized in operations, we record accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to our obligation under the lease, or situations in which a store is closed as a result of the associated franchise being terminated by the manufacturer or us and no other operations continue on the leased property. See Note 12, “Commitments and Contingencies,” for further discussion.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management believes that the Company’s tax positions comply, in all material respects, with applicable tax law and that the Company has adequately provided for any reasonably foreseeable outcome related to these matters.
From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is likely to be realized upon ultimate settlement. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. See Note 7, “Income Taxes,” for further discussion of our uncertain tax positions.
Concentrations of Credit and Business Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to receivables from automobile manufacturers, totaling approximately $93.8 million and $102.5 million at December 31, 2018 and 2017, respectively, and receivables from financial institutions (which include manufacturer-affiliated finance companies and commercial banks), totaling approximately $258.7 million and $299.6 million at December 31, 2018 and 2017, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.
We participate in a program with two of our manufacturer-affiliated finance companies and one commercial bank wherein we maintain a deposit balance with the lender that earns floor plan interest rebates based on the agreed upon rate. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. We did not have a deposit balance as of December 31, 2018 and had a deposit balance of $3.0 million as of December 31, 2017. These deposits are classified in other current assets in the accompanying consolidated balance sheets due to restrictions on our availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying consolidated statements of cash flows. The interest rebate as a result of this deposit balance is classified as a reduction in interest expense, floor plan in the accompanying consolidated statements of income. In 2018, no interest expense reduction was recognized. In 2017 and 2016, the reduction in interest expense, floor plan was approximately $0.5 million and $0.6 million, respectively.
We are subject to a concentration of risk in the event of financial distress or other adverse events related to any of the automobile manufacturers whose franchised dealerships are included in our brand portfolio. We purchase our new vehicle inventory from various automobile manufacturers at the prevailing prices available to all franchised dealerships. In addition, we finance a substantial portion of our new vehicle inventory with manufacturer-affiliated finance companies. Our results of operations could be adversely affected by the manufacturers’ inability to supply our dealerships with an adequate supply of new vehicle inventory and related floor plan financing. We also have concentrations of risk related to the geographic markets in which our dealerships operate. Changes in overall economic, retail automotive or regulatory environments in one or more of these markets could adversely impact the results of our operations.
Financial Instruments and Market Risks - As of December 31, 2018 and 2017, the fair values of our financial instruments including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of our fixed rate long-term debt and other financial instruments.
We have variable rate notes payable - floor plan, revolving credit facilities and other variable rate notes that expose us to risks caused by fluctuations in the underlying interest rates. The counterparties to our interest rate cap agreements are large financial institutions. We could be exposed to loss in the event of non-performance by any of these counterparties. See further discussion in Note 6, “Long-Term Debt.”
Advertising - We expense advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $63.1 million, $61.6 million and $61.7 million for 2018, 2017 and 2016, respectively, and is classified as selling, general and administrative expenses in the accompanying consolidated statements of income.
We have cooperative advertising reimbursement agreements with certain automobile manufacturers we represent. These agreements require us to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not we would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $26.7 million, $26.0 million and $26.2 million for 2018, 2017 and 2016, respectively.
Segment Information - We have determined we have two reporting segments: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment, for purposes of reporting financial condition and results of operations. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark Segment is comprised of pre-owned vehicle specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles.
2. Business Acquisitions and Dispositions
Acquisitions
We did not acquire any businesses during 2018. We opened one manufacturer-awarded luxury franchised dealership and three new EchoPark stores during the year ended December 31, 2018. We acquired one pre-owned business (that was subsequently converted to an EchoPark store) for approximately $76.6 million during 2017. We acquired one pre-owned business with three operating locations and related real estate for approximately $15.9 million during 2016, all of which were subsequently closed. These cash outflows were funded by cash from operations and borrowings under our revolving credit and floor plan facilities. Acquisitions are included in the consolidated financial statements from the date of acquisition.
Dispositions
We disposed of seven dealership franchises during 2018 and three dealership franchises during 2017. We did not dispose of any dealership franchises during 2016. The dispositions during 2018 and 2017 generated cash of approximately $128.7 million and $38.2 million, respectively. In addition to these dispositions, we terminated one luxury franchised dealership and ceased operation at four stores in our EchoPark Segment. In conjunction with dealership dispositions, we have agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not have been known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.
Prior to our adoption of ASU 2014-8 beginning with our Quarterly Report on Form 10-Q for the period ended June 30, 2014, individual dealership franchises sold, terminated or classified as held for sale were reported as discontinued operations. The results of operations of these dealership franchises sold or terminated prior to March 31, 2014 are reported as discontinued operations for all periods presented. Dealership franchises sold on or after March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria in ASU 2014-8.
Revenues and other activities associated with disposed dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income (loss) from operations	$(610)	$(735)	$(1,101)
Lease exit accrual adjustments and charges	(407)	(1,207)	(1,020)
Pre-tax income (loss)	$(1,017)	$(1,942)	$(2,121)

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income (loss) from operations	$(8,033)	$(6,109)	$(2,244)
Gain (loss) on disposal	39,307	9,974	(47)
Lease exit accrual adjustments and charges	959	—	(1,020)
Property impairment charges	(694)	(169)	(119)
Pre-tax income (loss)	$31,539	$3,696	$(3,430)
Total revenues	$127,213	$530,294	$579,938
In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2018, we did not have any franchises classified as held for sale; however, in the future, we may sell franchises that are not currently held for sale.

3. Inventories and Related Notes Payable - Floor Plan
Inventories consist of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
New vehicles	$1,027,727	$1,017,523
Used vehicles	293,179	294,496
Service loaners	141,542	130,406
Parts, accessories and other	66,013	70,320
Net inventories	$1,528,461	$1,512,745
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with either a syndicate of financial institutions and manufacturer-affiliated finance companies or directly with individual manufacturer-affiliated finance companies and other lending institutions. The new and used vehicle floor plan facilities bear interest at variable rates based on either LIBOR or prime rates, depending on the lender arrangement. The weighted average interest rate for our new vehicle floor plan facilities was 3.10%, 2.37% and 1.85% for 2018, 2017 and 2016, respectively. Our floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and charged against cost of sales when the associated inventory is sold. For 2018, 2017 and 2016, we recognized a reduction in cost of sales of approximately $42.2 million, $45.3 million and $45.0 million, respectively, related to manufacturer floor plan assistance.
The weighted average interest rate for our used vehicle floor plan facilities was 2.98%, 2.61% and 1.78% for 2018, 2017 and 2016, respectively.
The new and used vehicle floor plan facilities are collateralized by vehicle inventory and other assets, excluding franchise and dealer agreements, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all of these restrictive covenants as of December 31, 2018.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Land	$381,527	$370,828
Building and improvements	989,872	893,768
Software and computer equipment	116,348	147,812
Parts and service equipment	108,040	105,123
Office equipment and fixtures	96,622	96,066
Company vehicles	9,139	9,723
Construction in progress	59,523	54,429
Total, at cost	1,761,071	1,677,749
Less accumulated depreciation	(575,720)	(527,379)
Subtotal	1,185,351	1,150,370
Less assets held for sale (1)	(6,862)	(3,489)
Property and equipment, net	$1,178,489	$1,146,881
(1) Classified in other current assets in the accompanying consolidated balance sheets.
Interest capitalized in conjunction with construction projects and software development was approximately $1.5 million, $2.2 million and $2.8 million for 2018, 2017 and 2016, respectively. As of December 31, 2018, commitments for facility construction projects totaled approximately $19.2 million.
During 2018, 2017 and 2016, property and equipment impairment charges were recorded as noted in the following table:

Year Ended December 31,	(In thousands)
2018	$27,414
2017	$4,894
2016	$8,063
Impairment charges were due to the abandonment of construction projects and internally developed software, the abandonment and disposal of dealership equipment or our estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.
5. Intangible Assets and Goodwill
The changes in the carrying amount of franchise assets and goodwill for 2018 and 2017 were as follows:

	Franchise Assets	Net Goodwill
	(In thousands)
Balance at December 31, 2016	$74,900	$472,437	(1)
Prior year acquisition allocations	—	59,980
Reductions from dispositions	(1,400)	(5,737)
Reductions from impairment	(3,600)	(900)
Balance at December 31, 2017	$69,900	$525,780	(2)
Additions through current year acquisitions	—	—
Reductions from dispositions	(2,100)	(16,188)
Reductions from impairment	(2,100)	—
Prior year acquisition allocations	—	—
Balance at December 31, 2018	$65,700	$509,592	(2)
(1) Net of accumulated impairment losses of $796.7 million.
(2) Net of accumulated impairment losses of $797.6 million.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
We had no impairment of goodwill in 2018. We impaired approximately $0.9 million of goodwill in 2017 related to the write-off of goodwill due to the closure of two pre-owned vehicle stores that were acquired in 2016.
Other Intangible Assets
Other intangible assets consist of franchise assets and definite life intangible assets, and is presented net of accumulated amortization on the accompanying consolidated balance sheets. Pursuant to applicable accounting pronouncements, we evaluate our franchise assets and definite life intangible assets for impairment annually (as of October 1) or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Franchise asset impairment charges of $2.1 million and $3.6 million for 2018 and 2017, respectively, were recorded in continuing operations based on the impairment evaluations performed.
Definite life intangible assets consist of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Favorable lease agreements	$17,245	$17,317
Less accumulated amortization	(13,240)	(12,628)
Definite life intangibles, net	$4,005	$4,689
Amortization expense for definite life intangible assets was approximately $0.6 million in each of 2018, 2017 and 2016. The initial weighted average amortization period for lease agreements and definite life intangible assets outstanding at December 31, 2018 was 18 years. Expiration dates for these lease agreements range between 2021 and 2027.
Future amortization expense is as follows:

Year Ending December 31,	(In thousands)
2019	$609
2020	609
2021	475
2022	408
2023	408
Thereafter	1,496
Total	$4,005

6. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$75,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	215,196	199,972
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	180,959	219,719
Other	20,589	3,947
Subtotal	956,017	1,037,911
Debt issuance costs	(10,934)	(13,208)
Total debt	945,083	1,024,703
Less current maturities	(26,304)	(61,314)
Long-term debt	$918,779	$963,389

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) The interest rate on the 2016 Revolving Credit Facility (as defined below) was 250 and 225 basis points above LIBOR at December 31, 2018 and 2017.

Future maturities of long-term debt are as follows:

Principal
Year Ending December 31,	(In thousands)
2019	$26,304
2020	59,756
2021	53,385
2022	43,187
2023	351,314
Thereafter	422,071
Total	$956,017

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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2018, the 2016 Revolving Borrowing Base was approximately $238.8 million. As of December 31, 2018, we had no outstanding borrowings and approximately $14.8 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $223.9 million under the 2016 Revolving Credit Facility.
The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $1.015 billion. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.265 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 30% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our assets and our subsidiaries’ assets. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.
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
5.0% Notes
On May 9, 2013, we issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Our used the net proceeds from the issuance of the 5.0% Notes to repurchase all of the outstanding 9.0% Senior Subordinated Notes due 2018. Remaining proceeds from the issuance of the 5.0% Notes were used for general corporate purposes. Balances outstanding under the 5.0% Notes are guaranteed by all of our domestic operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic operating subsidiary that

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is not a guarantor is considered to be minor. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. During 2016, we repurchased approximately $10.7 million of our outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.
We may redeem the 5.0% Notes, in whole or in part, at any time on or after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

The indenture governing the 5.0% Notes provides that holders of the 5.0% Notes may require us to repurchase the 5.0% Notes at a purchase price equal to 101.0% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 5.0% Notes). The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 5.0% Notes. We were in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of December 31, 2018.
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
Balances under Sonic’s 5.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic subsidiary that is not a guarantor is considered to be minor.
6.125% Notes
On March 10, 2017, we issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. We used the net proceeds from the issuance of the 6.125% Notes to repurchase all of the outstanding 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) on March 27, 2017. Remaining proceeds from the issuance of the 6.125% Notes were used for general corporate purposes. Balances outstanding under the 6.125% Notes are guaranteed by all of our domestic operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered to be minor. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year. We may redeem the 6.125% Notes, in whole or in part, at any time on or after March 15, 2022 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on March 15, 2022	103.063%
Beginning on March 15, 2023	102.042%
Beginning on March 15, 2024	101.021%
Beginning on March 15, 2025 and thereafter	100.000%
Before March 15, 2022, we may redeem all or a part of the 6.125% Notes at a redemption price equal to 100.0% of the principal amount of the 6.125% Notes redeemed, plus the Applicable Premium (as defined in the indenture governing the

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.125% Notes) and any accrued and unpaid interest, if any, to the redemption date. In addition, on or before March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 6.125% Notes at a redemption price equal to 106.125% of the par value of the 6.125% Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date with proceeds from certain equity offerings. The indenture governing the 6.125% Notes also provides that holders of the 6.125% Notes may require us to repurchase the 6.125% Notes at a purchase price equal to 101.0% of the par value of the 6.125% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 6.125% Notes).
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of December 31, 2018.
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
Balances under Sonic’s 6.125% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic subsidiary that is not a guarantor is considered to be minor.
Mortgage Notes
During 2018, we obtained approximately $21.1 million in mortgage financing related to three of our operating locations. As of December 31, 2018, the weighted average interest rate was 4.70% and the total outstanding mortgage principal balance was approximately $396.2 million, related to approximately 50% of our operating locations. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2019 and 2033.
Covenants
We agreed under the 2016 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or indebtedness, liens, prohibit the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.
We were in compliance with the financial covenants under the 2016 Credit Facilities as of December 31, 2018. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2018 actual	1.10	1.43	5.25
The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2018, we had at least $171.1 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants as of December 31, 2018.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2018, the ratio was 3.36 to 1.00.
Derivative Instruments and Hedging Activities
Prior to March 9, 2018, we had outstanding interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate (these interest rate cash flow swap agreements were terminated on March 9, 2018 with a net $4.8 million payment to us from the counterparties that is being amortized into interest expense, other, net in the accompanying consolidated statements of income over the initial term of the interest rate swap agreements). As of both December 31, 2018 and 2017, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these cash flow swaps and interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.8 million and $1.9 million in the years ended December 31, 2018 and 2017, respectively, upon entering into new interest rate cap agreements, and the cash premiums were reflected in operating cash flows for the periods in which the premiums were paid.  The unamortized premium amounts related to the outstanding interest rate caps were approximately $4.6 million and $1.9 million as of December 31, 2018 and 2017, respectively, and will be amortized through interest expense, other, net in the accompanying consolidated statements of income over the remaining term of the interest rate cap agreements. The fair value of the interest rate cap positions at December 31, 2018 was a net asset of approximately $4.8 million, with approximately $1.8 million included in other current assets and approximately $3.0 million included in other assets in the accompanying consolidated balance sheets. The fair value of the interest rate swap and interest rate cap positions at December 31, 2017 was an asset of approximately $4.7 million, with approximately $0.9 million included in other current assets and approximately $5.1 million included in other assets in the accompanying consolidated balance sheets, offset partially by approximately $1.0 million included in other accrued liabilities and approximately $0.3 million included in other long-term liabilities in the accompanying consolidated balance sheets. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount	Pay Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$375.0	2.000%	one-month LIBOR	July 1, 2018	June 30, 2019
$375.0	3.000%	one-month LIBOR	July 1, 2018	June 30, 2019
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1) Under these interest rate caps, no payment will occur unless the stated receive rate exceeds the stated pay rate. If this occurs, a net payment to us from the counterparty based on the spread between the receive rate and the pay rate will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of income.
(2) The one-month LIBOR rate was approximately 2.503% at December 31, 2018.
The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying consolidated statements of cash flows. The incremental interest income or expense (the difference between interest paid and interest received) related to these instruments was income of approximately $0.2 million for 2018 and expense of approximately $3.1 million and $5.5 million for 2017 and 2016, respectively, and is included in interest expense, other, net in the accompanying consolidated statements of income and the interest amount is disclosed in the supplemental disclosures of cash flow information in the accompanying consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
comprehensive income (loss) into results of operations during the next 12 months is approximately $2.9 million related to the interest rate swaps and interest rate caps.
7. Income Taxes
The provision for income taxes for continuing operations - benefit (expense) consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$(37,028)	$(34,877)	$(43,655)
State	(7,411)	(7,292)	(3,766)
Total current	(44,439)	(42,169)	(47,421)
Deferred	21,517	28,198	(13,275)
Total provision for income taxes for continuing operations - benefit (expense)	$(22,922)	$(13,971)	$(60,696)
The provision for income taxes for continuing operations – benefit (expense) includes a benefit of $28.4 million related to the remeasurement of the net deferred tax liability as of December 31, 2017, due to a reduction in the U.S. statutory federal income tax rate from 35.0% to 21.0% (beginning in 2018) that was signed into law in December 2017. The effect of this benefit is shown separately in the following rate reconciliation table. The reconciliation of the U.S. statutory federal income tax rate with our federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. statutory federal income tax rate	21.00%	35.00%	35.00%
Effective state income tax rate	4.60%	4.58%	2.04%
Valuation allowance adjustments	0.20%	(0.59)%	0.85%
Uncertain tax positions	0.17%	0.71%	0.17%
Effect of change in future U.S. statutory federal income tax rate	0.00%	(26.27)%	0.00%
Non-deductible compensation	3.06%	0.23%	0.15%
Other	1.41%	(0.74)%	0.90%
Effective income tax rate	30.44%	12.92%	39.11%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Accruals and reserves	$24,948	$24,320
State net operating loss carryforwards	12,687	12,689
Basis difference in property and equipment	11,515	—
Interest and state taxes associated with the liability for uncertain income tax positions	1,175	1,126
Other	1,778	712
Total deferred tax assets	52,103	38,847
Deferred tax liabilities:
Fair value of interest rate swaps and caps	(462)	(696)
Basis difference in inventories	(838)	(965)
Basis difference in property and equipment	—	(2,467)
Basis difference in goodwill	(69,646)	(73,803)
Other	(2,544)	(1,636)
Total deferred tax liabilities	(73,490)	(79,567)
Valuation allowance	(8,138)	(7,985)
Net deferred tax asset (liability)	$(29,525)	$(48,705)
Net long-term deferred tax asset balances were approximately $3.7 million and $2.9 million at December 31, 2018 and 2017, respectively, and are recorded in other assets on the accompanying consolidated balance sheets. Net long-term deferred tax liability balances were approximately $33.2 million and $51.6 million at December 31, 2018 and 2017, respectively, and are recorded in deferred income taxes on the accompanying consolidated balance sheets.
We have approximately $277.3 million in gross state net operating loss carryforwards that will expire between 2019 and 2038. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2018, we had recorded a valuation allowance amount of approximately $8.1 million related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
At January 1, 2018, we had liabilities of approximately $5.3 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2018, was approximately $0.6 million related to interest and penalties which we have estimated may be paid as a result of our tax positions. It is our policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to our unrecognized tax benefits is presented below.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
	(In thousands)
Unrecognized tax benefit liability, January 1 (1)	$4,645	$4,357	$4,755
New positions	—	653	—
Prior period positions:
Increases	7	491	939
Decreases	(199)	(539)	(415)
Increases from current period positions	714	692	615
Settlements
Lapse of statute of limitations	(69)	(781)	(1,290)
Other	(197)	(228)	(247)
Unrecognized tax benefit liability, December 31 (2)	$4,901	$4,645	$4,357
(1) Excludes accrued interest and penalties of $0.6 million, $0.8 million and $1.1 million at January 1, 2018, 2017 and 2016, respectively.
(2) Excludes accrued interest and penalties of $0.6 million, $0.6 million and $0.8 million at December 31, 2018, 2017 and 2016, respectively. Amount presented is net of state net operating losses of $0.0 million, $0.1 million and $0.3 million at December 31, 2018, 2017 and 2016, respectively.
Approximately $4.9 million and $4.7 million of the unrecognized tax benefits as of December 31, 2018 and 2017, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2018 recorded liability is approximately $0.6 million related to interest and penalties which we have estimated may be paid as a result of our tax positions. We do not anticipate any significant changes in our unrecognized tax benefit liability within the next 12 months.
Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2015 through 2018 U.S. federal income tax returns remain open to examination by the U.S. Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2014 to 2018.
The primary effect of the change in the U.S. federal income tax rate from 35.0% to 21.0% as required by the Tax Cuts and Jobs Act (the “Act”) related to the adjustment of deferred income tax balances. In periods prior to the year ended December 31, 2017, the income tax benefit or expense related to the reversal of deferred income tax assets and liabilities was expected to be realized at a federal rate of 35.0%.  Because of the Act, the reversal of deferred income tax asset and liabilities in subsequent periods is recorded assuming a federal income tax rate of 21.0%. There were no significant provisional amounts considered in our recorded income tax balances at December 31, 2018. However, as the Act was signed into law on December 22, 2017, clarifications of the Act’s provisions may be issued at later dates that alter our understanding of the Act’s provisions and thus may affect recorded income tax balances. Interpretations related to the Act’s provisions concerning depreciation, interest and compensation deductibility could impact recorded income tax balances.
8. Related Parties
Certain of our dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, Inc. (“SMI”), for resale to Fixed Operations customers of our dealerships in the ordinary course of business. Sonic’s Executive Chairman, Mr. O. Bruton Smith, is also the Executive Chairman of SMI, and Mr. Smith’s son, Mr. Marcus G. Smith, a greater than 10% beneficial owner of Sonic, is the Chief Executive Officer and President of SMI. Total purchases from Oil-Chem by our dealerships were approximately $1.6 million, $1.9 million and $2.1 million in 2018, 2017 and 2016, respectively. We also engaged in other transactions with various SMI subsidiaries, consisting primarily of (1) merchandise and apparel purchases from SMISC Holdings, Inc. (d/b/a SMI Properties) for approximately $0.9 million in each of 2018, 2017 and 2016 and (2) vehicle sales to various SMI subsidiaries for approximately $0.2 million in each of 2018, 2017 and 2016.
We participate in various aircraft-related transactions with Sonic Financial Corporation (“SFC”), a privately held company controlled by Mr. O. Bruton Smith and his family. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by our executives, a management agreement with SFC for storage and maintenance of aircraft leased by us from unrelated third parties and the use of our aircraft for business-related travel by certain affiliates of SFC. We incurred net expenses of approximately $0.3 million, $0.4 million and $0.5 million in 2018, 2017 and 2016, respectively, in aircraft-related transactions with these related parties.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Capital Structure and Per Share Data
Preferred Stock - We have 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by our Board of Directors. our Board of Directors has designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2018 or 2017.
Common Stock - We have two classes of common stock. We authorized 100,000,000 shares of Class A Common Stock at a par value of $0.01 per share. Class A Common Stock entitles its holder to one vote per share. We have also authorized 30,000,000 shares of Class B Common Stock at a par value of $0.01 per share. Class B Common Stock entitles its holder to 10 votes per share, except in certain circumstances. Each share of Class B Common Stock is convertible into one share of Class A Common Stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in our charter. The two classes of common stock share equally in dividends and in the event of liquidation.
Share Repurchases - Prior to December 31, 2018, our Board of Directors had authorized us to expend up to $695.0 million to repurchase shares of our Class A Common Stock. As of December 31, 2018, we had repurchased a total of approximately 33.5 million shares of Class A Common Stock at an average price per share of approximately $17.85 and had redeemed 13,801.5 shares of the Preferred Stock at an average price of $1,000 per share. As of December 31, 2018, we had approximately $83.6 million remaining under our Board’s authorization.
Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under our stock compensation plans and Class A Common Stock purchase warrants. Certain of our non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and, thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for 2018, 2017 and 2016:

	Year Ended December 31, 2018
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	42,708	$52,390		$(740)		$51,650
Effect of participating securities:
Non-vested restricted stock		(50)		—		(50)
Basic earnings (loss) and shares	42,708	$52,340	$1.23	$(740)	$(0.02)	$51,600	$1.21
Effect of dilutive securities:
Stock compensation plans	242
Diluted earnings (loss) and shares	42,950	$52,340	$1.22	$(740)	$(0.02)	$51,600	$1.20

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	43,997	$94,153		$(1,170)		$92,983
Effect of participating securities:
Non-vested restricted stock		(85)		—		(85)
Basic earnings (loss) and shares	43,997	$94,068	$2.14	$(1,170)	$(0.03)	$92,898	$2.11
Effect of dilutive securities:
Stock compensation plans	361
Diluted earnings (loss) and shares	44,358	$94,068	$2.12	$(1,170)	$(0.03)	$92,898	$2.09

	Year Ended December 31, 2016
		Income (Loss)		Income (Loss)
		From Continuing Operations		From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	45,637	$94,516		$(1,323)		$93,193
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(52)		—		(52)
Basic earnings (loss) and shares	45,637	$94,464	$2.07	$(1,323)	$(0.03)	$93,141	$2.04
Effect of dilutive securities:
Stock compensation plans	311
Diluted earnings (loss) and shares	45,948	$94,464	$2.06	$(1,323)	$(0.03)	$93,141	$2.03
10. Employee Benefit Plans
Substantially all of our employees are eligible to participate in a 401(k) plan. Contributions by us to the 401(k) plan were approximately $9.2 million, $8.0 million and $8.0 million in 2018, 2017 and 2016, respectively.
Stock Compensation Plans
We currently have three active stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors (the “2012 Formula Plan”). Collectively, these plans are referred to as the “Stock Plans.” Effective February 19, 2014, new grants of equity awards under the 2004 Plan were no longer permitted. Stock options outstanding, non-vested restricted stock awards and restricted stock units previously granted under the 2004 Plan were unaffected by this change in plan status. During the second quarter of 2012, our stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A Common Stock and 300,000 shares of Class A Common Stock, respectively. During the second quarter of 2015, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Plan from 2,000,000 shares to 4,000,000 shares.  During the second quarter of 2017, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Formula Plan from 300,000 shares to 500,000 shares.
The Stock Plans were adopted by our Board of Directors in order to attract and retain key personnel. Under the 2012 Plan, options to purchase shares of Class A Common Stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to us. The options are granted at the fair market value of our Class A Common Stock at the date of grant, typically vest over a period ranging from six months to three years, are exercisable upon vesting and typically expire 10 years from the date of grant. The 2012 Plan also authorizes the issuance of

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan typically vest over a period ranging from one to three years, but may be longer in certain cases. The 2012 Formula Plan provides for grants of restricted stock awards or deferred restricted stock units to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders. Individuals holding non-vested restricted stock awards under the 2012 Plan and the 2012 Formula Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units as of December 31, 2018 granted under the 2012 Plan do not have voting or dividend rights. We issue new shares of Class A Common Stock to employees and directors to satisfy our option exercise and stock grant obligations. To offset the effects of these transactions, we have historically repurchased shares of our Class A Common Stock after considering cash flow, market conditions and other factors; however, there is no guarantee that this will occur in future periods.
A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share data, term in years)
Balance at December 31, 2017	228	$1.81	-	1.81	$1.81	1.3	$3,787
Exercised	(195)	$1.81	-	1.81	$1.81
Forfeited	—	$—		—	$—
Balance at December 31, 2018	33	$1.81	-	1.81	$1.81	0.3	$392
Exercisable	33	$1.81	-	1.81	$1.81	0.3	$392

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Intrinsic value of stock options exercised	$3,564	$425	$250
We recognize compensation expense within selling, general and administrative expenses related to the stock options granted under the Stock Plans. No stock option compensation expense was recognized during 2018, 2017 or 2016 as all previous stock option grants were completely vested prior to December 31, 2012.
A summary of the status of non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-Vested Restricted Stock Awards and Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share data)
Balance at December 31, 2017	2,199	$21.76
Granted	704	$19.55
Forfeited	(197)	$22.82
Vested	(545)	$20.98
Balance at December 31, 2018	2,161	$21.20
During 2018, approximately 664,000 restricted stock units were awarded to our executive officers and other key associates under the 2012 Plan. These awards were made in connection with establishing the objective performance criteria for 2018 incentive compensation and vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for 2018, continuation of employment and compliance with any restrictive covenants contained in an agreement between us and the respective executive officer or other key associate. Also in 2018, approximately 40,000 non-vested restricted stock awards were granted to our Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders. We recognized

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compensation expense within selling, general and administrative expenses related to restricted stock units and restricted stock awards of approximately $11.9 million, $11.1 million and $11.2 million in 2018, 2017 and 2016, respectively.
Tax benefits recognized related to restricted stock unit and restricted stock award compensation expense were approximately $3.0 million, $4.2 million and $4.2 million for 2018, 2017 and 2016, respectively. Total compensation cost related to non-vested restricted stock units and restricted stock awards not yet recognized at December 31, 2018 was approximately $32.7 million and is expected to be recognized over a weighted average period of approximately 6.9 years.
Supplemental Executive Retirement Plan
On December 7, 2009, the Compensation Committee of our Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a non-qualified deferred compensation plan that is unfunded for federal tax purposes. The SERP included 12 active or former members of senior management at December 31, 2018. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by our tax-qualified and other non-qualified deferred compensation plans.
The following table sets forth the status of the SERP:

	Year Ended December 31,
	2018	2017
Change in projected benefit obligation:	(In thousands)
Obligation at January 1,	$13,556	$11,233
Service cost	1,933	1,711
Interest cost	470	448
Actuarial loss (gain)	(2,368)	429
Amendments/settlements/curtailments loss (gain)	—	—
Benefits paid	(265)	(265)
Obligation at December 31, (1)	$13,326	$13,556
Accumulated benefit obligation	$10,191	$10,204
(1) For 2018, approximately $0.3 million is included in other accrued liabilities and approximately $13.0 million is included in  other long-term liabilities in the accompanying consolidated balance sheets. For 2017, approximately $0.3 million is included in other accrued liabilities and approximately $13.3 million is included in other long-term liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2018	2017
	(In thousands)
Change in fair value of plan assets:
Plan assets at January 1,	$—	$—
Actual return on plan assets	—	—
Employer contributions	265	265
Benefits paid	(265)	(265)
Plan assets at December 31,	—	—
Funded status recognized	$(13,326)	$(13,556)
The following table provides the cost components of the SERP:

	Year Ended December 31,
	2018	2017
	(In thousands)
Service cost	$1,933	$1,711
Interest cost	470	448
Net pension expense (benefit)	$2,403	$2,159

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2018	2017
Discount rate	4.36%	3.50%
Rate of compensation increase	3.00%	3.00%
The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In thousands)
2019	$265
2020	$362
2021	$362
2022	$362
2023	$362
2024 - 2028	$2,122
Multiemployer Benefit Plan
Five of our dealership subsidiaries currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our five dealership subsidiaries are among approximately 199 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:
•assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers;
•if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•if we choose to stop participating in the multiemployer pension plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our participation in the AI Pension Plan for 2018, 2017 and 2016 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2018 and 2017 is for the plan’s year-end at December 31, 2017 and 2016, respectively. The zone status is based on information that we received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by the AI Pension Plan increased 0.5% from December 31, 2016 to December 31, 2017 and decreased 1.0% from December 31, 2017 to December 31, 2018, affecting the period-to-period comparability of the contributions for 2018, 2017 and 2016.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund	EIN/Pension Plan Number	2018	2017	Pending /Implemented	Year Ended December 31,
					2018	2017	2016
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$176	$171	$150	Yes	Between October 2021 and February 2022
Our participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2018 and December 31, 2017. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan was in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a RP that implemented reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously adopted RP. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely. In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to us.
11. Fair Value Measurements
In determining fair value, we use various valuation approaches including market, income and/or cost approaches. “Fair Value Measurements and Disclosures” in the ASC establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded, including our stock or public bonds.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required by us in determining fair value is greatest for assets and liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input (Level 3 being the lowest level) that is significant to the fair value measurement.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use inputs that are current as of the measurement date, including during periods when the market may be abnormally high or abnormally low. Accordingly, fair value measurements can be volatile based on various factors that may or may not be within our control.
Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2018 and 2017 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2018	December 31, 2017
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$31,395	$33,747
Cash flow swaps and interest rate caps designated as hedges (2)	4,839	5,968
Total assets	$36,234	$39,715
Liabilities:
Cash flow swaps designated as hedges (3)	$—	$1,286
Deferred compensation plan (4)	19,848	18,417
Total liabilities	$19,848	$19,703
(1) Included in other assets in the accompanying consolidated balance sheets.
(2) As of December 31, 2018, approximately $1.8 million and $3.0 million were included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of December 31, 2017, approximately $0.9 million and $5.1 million were included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets.
(3) As of December 31, 2017, approximately $1.0 million and $0.3 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
(4) Included in other long-term liabilities in the accompanying consolidated balance sheets.
The carrying value of assets and liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the accompanying consolidated balance sheets as of December 31, 2018, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment” and Note 5, “Intangible Assets and Goodwill.”

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance as ofBalance as of December 31, 2018	SignificantUnobservableInputs(Level 3) as ofSignificant Unobservable Inputs (Level 3) as of December 31, 2018	Total Gains /(Losses) for theYear EndedTotal Gains/ (Losses) for the Year Ended December 31, 2018
	(In thousands)
Long-lived assets held and used (1)	$1,178,489	$1,178,489	$(26,604)
Goodwill (2)	$509,592	$509,592	$—
Franchise assets (2)	$65,700	$65,700	$(2,100)
(1) See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 4, “Property and Equipment.”
(2) See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 5, “Intangible Assets and Goodwill.”
As of December 31, 2018 and 2017, the fair values of our financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
The fair value and carrying value of our fixed rate long-term debt were as follows:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
5.0% Notes (1)	$262,515	$289,273	$279,148	$289,273
6.125% Notes (1)	$216,250	$250,000	$248,750	$250,000
Mortgage Notes (2)	$218,402	$215,196	$203,031	$199,972
Other (2)	$20,437	$20,588	$3,760	$3,947
(1) As determined by market quotations as of December 31, 2018 and 2017, respectively (Level 1).
(2) As determined by DCF (Level 3).
12. Commitments and Contingencies
Facility and Equipment Leases
For 2018, we recognized approximately $1.7 million of lease exit expense, which consists of $0.5 million of interest expense and $1.2 million related to adjustments to lease exit accruals recorded in previous years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

(In thousands)
Balance at December 31, 2017	$6,478
Lease exit expense (1)	1,709
Payments (2)	(2,973)
Lease buyout/other (3)	(580)
Balance at December 31, 2018	$4,634
(1) Expense of approximately $0.1 million is recorded in interest expense, other, net and expense of approximately $1.2 million is recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. In addition, expense of approximately $0.4 million is recorded in income (loss) from discontinued operations in the accompanying consolidated statements of income.
(2) Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately $1.0 million recorded in continuing operations and approximately $2.0 million recorded in income (loss) from discontinued operations in the accompanying consolidated statements of income.
(3) Amount represents cash paid to settle deferred maintenance costs related to terminating and exiting leased properties.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The majority of our dealership facilities are subject to long-term operating lease arrangements. These facility lease arrangements normally have 15- to 20-year terms with one or two five- to 10-year renewal options and do not contain provisions for contingent rent related to the dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. We were in compliance with these covenants at December 31, 2018. Approximately 10% of these facility leases have payments that may vary based on interest rates.
Future minimum lease payments for facility leases and future receipts from subleases as required under non-cancelable operating leases for both continuing and discontinued operations based on current interest rates in effect are as follows:

	Future Minimum Lease Payments, Net	Future Receipts from Subleases
Year Ending December 31,	(In thousands)
2019	$89,162	$(13,430)
2020	$73,188	$(10,508)
2021	$58,858	$(8,534)
2022	$44,526	$(7,232)
2023	$41,095	$(7,013)
Thereafter	$175,265	$(13,116)
Total lease expense for continuing operations for 2018, 2017 and 2016 was approximately $89.2 million, $100.6 million and $94.6 million, respectively. Total lease expense, net of lease exit accrual adjustments for discontinued operations for 2018, 2017 and 2016 was approximately $0.6 million, $1.3 million and $0.9 million, respectively. The total net contingent rent benefit related to a decrease in interest rates since the underlying leases commenced was approximately $1.6 million, $1.7 million and $1.8 million for continuing operations for 2018, 2017 and 2016, respectively, and was approximately $0.1 million for discontinued operations for each of 2018, 2017 and 2016.
Many of our facility operating leases are subject to affirmative and financial covenant provisions related to a subordination and guaranty agreement executed with the landlord of many of our facility properties. The required financial covenants related to certain lease agreements are as follows:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio	Minimum EBTDAR to Rent Ratio
Required ratio	1.05	1.20	5.75	1.50
December 31, 2018 actual	1.10	1.43	5.25	3.36
Guarantees and Indemnifications
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
In connection with dealership dispositions and facility relocations, certain of our subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. These obligations are included within the “Future Minimum Lease Payments, Net” column in the table above. In the event the assignees or sublessees do not perform their obligations, we remain liable for the lease payments. As of December 31, 2018, the total amount relating to this risk was approximately $59.8 million, which is the total of the “Future Receipts from Subleases” column in the table above. However, there are situations in which we have assigned a lease to the buyer and we were not able to obtain a release from the landlord. In these situations, although we are no longer the primary obligor, we are contingently liable if the buyer does not perform under the lease terms. However, in accordance with the terms of the assignment and sublease agreements, the assignees and

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sublessees have generally agreed to indemnify us and our subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, we have obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $13.2 million at December 31, 2018. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2018.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at December 31, 2018.
Legal Matters
We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defends ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.
Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2018 were approximately $2.4 million in reserves that we were holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2017 were approximately $3.2 million for such reserves. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
Earnout Consideration
In association with the acquisition of a business in 2017, we entered into an earnout agreement whereby the seller may be entitled to certain variable earnout payments, subject to certain restrictions, based on the acquired business achieving specified earnings targets over a 10-year period, not to exceed a maximum aggregate earnout payment of $80.0 million. We will recognize the accrual of any such variable earnout payments as compensation expense as earned. We have recorded approximately $23.3 million in earnout accruals as of December 31, 2018, with approximately $7.7 million and $15.6 million recorded in other accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for 2018 are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2017	$1,750	$(443)	$1,307
Other comprehensive income (loss) before reclassifications (1)	1,517	1,642	3,159
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(233)	—	(233)
Net current-period other comprehensive income (loss)	1,284	1,642	2,926
Balance at December 31, 2018	$3,034	1,199	$4,233

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Net of tax expense of $548 related to gains on cash flow hedges and tax expense of $726 related to the defined benefit pension plan.
(2) Net of tax benefit of $88 related to gains on cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of our cash flow hedges. For further discussion of our defined benefit pension plan, see Note 10, “Employee Benefit Plans.”
14. Segment Information
As of December 31, 2018, we had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) pre-owned vehicle specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles (the “EchoPark Segment”).
The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to assess operating performance and allocate resources. Our chief operating decision maker is a group of three individuals consisting of: (1) the Company’s Chief Executive Officer; (2) the Company’s Chief Financial Officer; and (3) the Company’s President. We have determined that our operating segments also represent our reportable segments.
Reportable segment revenues, segment income (loss), floor plan interest expense, depreciation and amortization, capital expenditures and assets are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues:
Franchised Dealerships Segment	$9,251,453	$9,612,899	$9,590,752
EchoPark Segment	700,177	254,309	141,027
Total revenues	$9,951,630	$9,867,208	$9,731,779

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$181,730	$197,121	$218,769
EchoPark Segment (3)	(52,465)	(21,951)	(13,576)
Total segment income (loss)	129,265	175,170	205,193
Interest expense, other, net	(54,059)	(52,524)	(50,106)
Other income (expense), net	106	(14,522)	125
Income (loss) from continuing operations before taxes	$75,312	$108,124	$155,212

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the year ended December 31, 2018, the above amount includes approximately $38.9 million of net gain on the disposal of franchised dealerships, offset partially by approximately $27.9 million of impairment expense, approximately $4.0 million of storm-related physical damage costs, approximately $1.7 million of legal costs, approximately $1.6 million of executive transition costs and approximately $1.4 million of lease exit charges. For the year ended December 31, 2017, the above amount includes approximately $14.6 million of net loss on the extinguishment of debt, approximately $8.9 million of storm-related physical damage and legal costs, approximately $7.5 million of impairment expense, approximately $0.7 million of double-carry interest and approximately $0.3 million of lease exit charges, offset partially by approximately $10.0 million of net gain on the disposal of franchised dealerships. For the year ended December 31, 2016, the above amount includes approximately $11.7 million of storm-related physical damage and legal costs, approximately $7.9 million of impairment expense and approximately $0.2 million of lease exit charges.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) For the year ended December 31, 2018, the above amount includes approximately $32.5 million of long-term compensation-related charges and approximately $1.6 million of impairment expense. For the year ended December 31, 2017, the above amount includes approximately $1.9 million of impairment expense, approximately $1.3 million of long-term compensation-related charges, approximately $0.6 million of lease exit charges and approximately $0.2 million of storm-related physical damage and legal costs.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Floor plan interest expense:
Franchised Dealerships Segment	$46,126	$35,030	$26,631
EchoPark Segment	2,272	1,365	1,085
Total floor plan interest expense	$48,398	$36,395	$27,716

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Depreciation and amortization:
Franchised Dealerships Segment	$85,849	$83,741	$73,591
EchoPark Segment	7,774	5,203	3,855
Total depreciation and amortization	$93,623	$88,944	$77,446

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Capital expenditures:
Franchised Dealerships Segment	$116,854	$195,220	$166,405
EchoPark Segment	46,765	39,025	39,827
Total capital expenditures	$163,619	$234,245	$206,232

	December 31,
	2018	2017
	(In thousands)
Assets:
Franchised Dealerships Segment	$1,861,144	$1,930,336
EchoPark Segment	245,648	200,289
Corporate and other:
Cash and Cash Equivalents	5,854	6,352
Goodwill, Net	509,592	525,780
Other Intangible Assets, Net	69,705	74,589
Other Corporate and Other Assets	1,104,864	1,081,172
Total assets	$3,796,807	$3,818,518

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Summary of Quarterly Financial Data (Unaudited)
The following table summarizes our results of operations as presented in the accompanying consolidated statements of income by quarter for 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2018
Total revenues (1)	$2,400,773	$2,505,749	$2,470,849	$2,574,259
Gross profit (1)	$352,499	$362,375	$360,536	$370,715
Net income (loss) (2)	$(2,194)	$16,905	$15,118	$21,821
Earnings (loss) per common share - Basic (2) (3)	$(0.05)	$0.40	$0.35	$0.51
Earnings (loss) per common share - Diluted (2) (3)	$(0.05)	$0.39	$0.35	$0.51
Year Ended December 31, 2017
Total revenues (1)	$2,287,822	$2,405,746	$2,505,701	$2,667,939
Gross profit (1)	$350,346	$360,618	$362,622	$384,090
Net income (loss) (2)	$(541)	$12,132	$19,440	$61,952
Earnings (loss) per common share - Basic (2) (3)	$(0.01)	$0.27	$0.45	$1.43
Earnings (loss) per common share - Diluted (2) (3)	$(0.01)	$0.27	$0.44	$1.42

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
Net income for the fourth quarter ended December 31, 2018 includes approximately $15.6 million of pre-tax impairment charges related to property and equipment, capitalized software projects, dealership facility construction projects and franchise asset write-offs, offset partially by a benefit of approximately $0.8 million related to pre-tax lease exit accrual adjustments.
Net income for the third quarter ended September 30, 2018 includes approximately $1.6 million of pre-tax executive transition costs, pre-tax charges of approximately $1.2 million related to storm-related physical damage and approximately $0.3 million of pre-tax costs related to the sale of franchised dealerships.
Net income for the second quarter ended June 30, 2018 includes approximately $38.0 million of pre-tax gain related to the sale of franchised dealerships and a pre-tax benefit of approximately $2.6 million related to lease exit accrual adjustments, offset partially by approximately $23.3 million of pre-tax long-term compensation costs, approximately $10.3 million of pre-tax impairment charges related to certain construction projects and approximately $3.1 million of pre-tax charges related to storm-related physical damage and legal costs.
Net income for the first quarter ended March 31, 2018 includes approximately $9.2 million of pre-tax long-term compensation costs, approximately $4.8 million of pre-tax lease exit charges, pre-tax impairment charges of approximately $3.6 million related to certain construction projects and approximately $1.5 million of pre-tax legal costs, offset partially by a pre-tax net gain of approximately $1.2 million related to the sale of franchised dealerships.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Net income for the first quarter ended March 31, 2017 includes a pre-tax charge of approximately $15.3 million related to the extinguishment of the 7.0% Notes (including double-carry interest), pre-tax charges of approximately $2.4 million related to storm damage and approximately $0.5 million of pre-tax impairment charges related to the write-off of certain construction project costs, offset partially by a $1.1 million net benefit from legal settlements.
16. Subsequent Events
Subsequent to December 31, 2018, we disposed of two franchised dealerships, which generated cash proceeds of approximately $108.6 million.
Subsequent to December 31, 2018, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.10 per share for stockholders of record on March 15, 2019 to be paid on April 15, 2019.