Form 10-Q
period 2019-03-31
SONIC AUTOMOTIVE INC
filed 2019-04-26
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2019, there were 31,051,431 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and in “Item 1A. Risk Factors” of this report and elsewhere herein, as well as:
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,066,334	$1,180,846
Used vehicles	820,366	709,046
Wholesale vehicles	54,770	65,398
Total vehicles	1,941,470	1,955,290
Parts, service and collision repair	341,430	351,758
Finance, insurance and other, net	106,238	93,725
Total revenues	2,389,138	2,400,773
Cost of Sales:
New vehicles	(1,012,538)	(1,124,046)
Used vehicles	(783,358)	(672,275)
Wholesale vehicles	(56,037)	(69,823)
Total vehicles	(1,851,933)	(1,866,144)
Parts, service and collision repair	(178,194)	(182,130)
Total cost of sales	(2,030,127)	(2,048,274)
Gross profit	359,011	352,499
Selling, general and administrative expenses	(247,095)	(304,925)
Impairment charges	(1,952)	(3,643)
Depreciation and amortization	(22,649)	(23,743)
Operating income (loss)	87,315	20,188
Other income (expense):
Interest expense, floor plan	(13,226)	(10,677)
Interest expense, other, net	(12,853)	(13,456)
Other income (expense), net	100	89
Total other income (expense)	(25,979)	(24,044)
Income (loss) from continuing operations before taxes	61,336	(3,856)
Provision for income taxes for continuing operations - benefit (expense)	(18,987)	1,842
Income (loss) from continuing operations	42,349	(2,014)
Discontinued operations:
Income (loss) from discontinued operations before taxes	(180)	(248)
Provision for income taxes for discontinued operations - benefit (expense)	52	68
Income (loss) from discontinued operations	(128)	(180)
Net income (loss)	$42,221	$(2,194)
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.99	$(0.05)
Earnings (loss) per share from discontinued operations	(0.01)	—
Earnings (loss) per common share	$0.98	$(0.05)
Weighted average common shares outstanding	42,838	42,789
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.99	$(0.05)
Earnings (loss) per share from discontinued operations	(0.01)	—
Earnings (loss) per common share	$0.98	$(0.05)
Weighted average common shares outstanding	42,888	42,789

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income (loss)	$42,221	$(2,194)
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	(2,349)	4,044
Amortization of terminated interest rate swap agreements	(288)	—
Total other comprehensive income (loss) before taxes	(2,637)	4,044
Provision for income tax benefit (expense) related to components of other
comprehensive income (loss)	776	(1,130)
Other comprehensive income (loss)	(1,861)	2,914
Comprehensive income (loss)	$40,360	$720

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,722	$5,854
Receivables, net	371,768	438,186
Inventories	1,530,201	1,528,461
Other current assets	118,578	20,886
Total current assets	2,023,269	1,993,387
Property and Equipment, net	1,137,573	1,178,489
Goodwill	487,306	509,592
Other Intangible Assets, net	64,300	69,705
Other Assets	43,663	45,634
Right-of-Use Assets	382,979	—
Total Assets	$4,139,090	$3,796,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$763,090	$821,074
Notes payable - floor plan - non-trade	722,807	712,966
Trade accounts payable	127,443	114,263
Current lease liabilities	50,594	—
Accrued interest	12,892	13,417
Other accrued liabilities	251,038	257,823
Current maturities of long-term debt	38,416	26,304
Total current liabilities	1,966,280	1,945,847
Long-Term Debt	880,939	918,779
Other Long-Term Liabilities	67,819	75,887
Long-Term Lease Liabilities	344,922	—
Deferred Income Taxes	26,844	33,178
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 64,676,858 shares issued and 31,051,431 shares outstanding at March 31, 2019; 64,197,385 shares issued and 30,721,226 shares outstanding at December 31, 2018	647	642
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2019 and December 31, 2018	121	121
Paid-in capital	747,920	745,052
Retained earnings	701,182	670,691
Accumulated other comprehensive income (loss)	2,372	4,233
Treasury stock, at cost; 33,625,427 Class A Common Stock shares held at March 31, 2019 and 33,476,159 Class A Common Stock shares held at December 31, 2018	(599,956)	(597,623)
Total Stockholders’ Equity	852,286	823,116
Total Liabilities and Stockholders’ Equity	$4,139,090	$3,796,807

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	628	6	—	—	—	—	345	—	—	351
Purchases of treasury stock	—	—	(1,153)	(23,449)	—	—	—	—	—	(23,449)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax expense of $1,130	—	—	—	—	—	—	—	—	2,914	2,914
Restricted stock amortization	—	—	—	—	—	—	2,962	—	—	2,962
Net income (loss)	—	—	—	—	—	—	—	(2,194)	—	(2,194)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	3,918	—	3,918
Class A dividends declared ($0.06)	—	—	—	—	—	—	—	(1,823)	—	(1,823)
Class B dividends declared ($0.06)	—	—	—	—	—	—	—	(722)	—	(722)
Balance at March 31, 2018	64,085	$641	(33,443)	$(596,962)	12,029	$121	$736,161	$624,535	$4,221	$768,717

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
Shares awarded under stock compensation plans	480	5	—	—	—	—	54	—	—	59
Purchases of treasury stock	—	—	(149)	(2,333)	—	—	—	—	—	(2,333)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax benefit of $776	—	—	—	—	—	—	—	—	(1,861)	(1,861)
Restricted stock amortization	—	—	—	—	—	—	2,814	—	—	2,814
Net income (loss)	—	—	—	—	—	—	—	42,221	—	42,221
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(7,428)	—	(7,428)
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,099)	—	(3,099)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at March 31, 2019	64,677	$647	(33,625)	$(599,956)	12,029	$121	$747,920	$701,182	$2,372	$852,286
(1) See Note 1, “Summary of Significant Accounting Policies,” for further discussion.
 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,221	$(2,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	22,197	23,741
Provision for bad debt expense	159	111
Other amortization	1	156
Debt issuance cost amortization	591	598
Stock-based compensation expense	2,814	2,962
Deferred income taxes	(2,816)	(1,069)
Net distributions from equity investee	379	(168)
Asset impairment charges	1,952	3,643
Loss (gain) on disposal of dealerships and property and equipment	(46,785)	(1,216)
Loss (gain) on exit of leased dealerships	(170)	5,070
Changes in assets and liabilities that relate to operations:
Receivables	66,814	120,792
Inventories	(40,210)	(42,836)
Other assets	(66,967)	(3,774)
Notes payable - floor plan - trade	(57,984)	(28,951)
Trade accounts payable and other liabilities	(16,525)	(22,043)
Total adjustments	(136,550)	57,016
Net cash provided by (used in) operating activities	(94,329)	54,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(30,619)	(65,713)
Proceeds from sales of property and equipment	1,125	2,178
Proceeds from sales of dealerships	121,700	7,461
Net cash provided by (used in) investing activities	92,206	(56,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	9,841	(3,991)
Borrowings on revolving credit facilities	126,185	301,803
Repayments on revolving credit facilities	(126,185)	(276,803)
Proceeds from issuance of long-term debt	—	20,960
Debt issuance costs	—	(159)
Principal payments and repurchase of long-term debt	(6,011)	(12,489)
Purchases of treasury stock	(2,333)	(23,449)
Issuance of shares under stock compensation plans	59	351
Dividends paid	(2,565)	(2,160)
Net cash provided by (used in) financing activities	(1,009)	4,063
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,132)	2,811
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,854	6,352
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,722	$9,163

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of interest rate swap and interest rate cap agreements (net of tax benefit of $776 in the three months ended March 31, 2019 and net of tax expense of $1,130 in the three months ended March 31, 2018)	$(1,861)	$2,914
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$26,945	$23,360
Income taxes	$10,277	$—

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three months ended March 31, 2019 and 2018 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second, third and fourth quarters. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) 842, “Leases,” by issuing Accounting Standards Update (“ASU”) 2016-02 (and subsequent amendments via ASU 2018-01, ASU 2018-10 and ASU 2018-11) in order to increase transparency and comparability among organizations by recognizing operating lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Prior to adoption of the new lease standard, only leases classified as capital leases under ASC 840 were recorded in the consolidated balance sheets. Under ASC 842, “Leases,” an entity must classify leases as either finance leases (formerly capital leases) or operating leases, and a right-of-use asset (“ROU asset”) and lease liability are required to be recognized in the consolidated balance sheets for both finance and operating leases with a term longer than 12 months. The new lease standard requires a modified retrospective transition approach and provides an optional transition method to either (1) record current existing leases as of the effective date; or (2) record leases existing as of the earliest comparative period presented in the financial statements by recasting comparative period financial statements. We adopted the new lease standard as of January 1, 2019 using the effective date as our date of application. As such, financial statement information and disclosures required under the new lease standard have not been provided for dates and periods prior to January 1, 2019. The new lease standard provides for a number of optional practical expedients in transition, which include: (1) not requiring an entity to reassess prior conclusions about lease identification, lease classification or initial direct costs; (2) allowing an entity to use a portfolio approach for similar lease assets; (3) allowing an entity to elect an accounting policy to choose not to separate non-lease components of an agreement from lease components (by asset class); (4) allowing the use of hindsight in estimating lease term or assessing impairment of ROU assets; and (5) not requiring an entity to reassess prior conclusions about land easements. We have elected all of the practical expedients permitted under the transition guidance within the new lease standard. The new lease standard also provides practical expedients for ongoing accounting. We have elected the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify (less than 1-year term), we will not recognize ROU assets or lease liabilities. We have also elected not to separate non-lease components of an agreement from lease components (by asset class).
The cumulative effect of the adoption of ASC 842, “Leases,” on our unaudited condensed consolidated balance sheet as of January 1, 2019 was the recognition of ROU assets of approximately $406.9 million (including approximately $18.9 million related to capital leases that was reclassified from property and equipment, net in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018) and lease liabilities of approximately $419.5 million (including approximately $20.6 million related to capital leases that was reclassified from current maturities of long-term debt and long-term debt in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018). Upon adoption of ASC 842, “Leases,” we evaluated ROU assets for impairment and determined that approximately $10.5 million of impairment was required related to newly recognized ROU assets that would have been impaired in previous periods. This impairment of the ROU asset as of January 1, 2019 was recorded, net of related income tax effects, as a $7.4 million reduction of beginning retained earnings. The adoption of ASC 842 did not have a material affect on our unaudited condensed consolidated statements of income or unaudited condensed consolidated statements of cash flows. The effect of the adoption of ASC 842, “Leases,” on our unaudited condensed consolidated balance sheet as of January 1, 2019 and March 31, 2019 was as follows:

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Before Impact of ASC 842	Effects of Adoption of ASC 842	After Impact of ASC 842
	December 31, 2018		January 1, 2019
Balance Sheet		(In thousands)
Assets:
Property and Equipment, net	$1,178,489	$(18,948)	$1,159,541
Other Intangible Assets, net	69,705	(4,005)	65,700
Right-of-Use Assets	—	406,918	406,918

Liabilities:
Current lease liabilities	$—	$48,832	$48,832
Other accrued liabilities	257,823	(1,987)	255,836
Long-Term Debt	918,779	(20,557)	898,222
Long-Term Lease Liabilities	—	370,647	370,647
Other Long-Term Liabilities	75,887	(2,508)	73,379
Deferred Income Taxes	33,178	(3,034)	30,144
Stockholders' Equity:
Retained earnings	$670,691	$(7,428)	$663,263

	Adoption of ASC 842 as of January 1, 2019	New Leases	Modifications (1)	Amortization	As Reported March 31, 2019
	(In thousands)
Right-of-Use Assets:
Finance Leases	$18,948	$—	$21,520	$(709)	$39,759
Operating Leases	387,970	—	(33,697)	(11,052)	343,221
Total Right-of-Use Assets	$406,918	$—	$(12,177)	$(11,761)	$382,980

Current Lease Liabilities:
Finance Leases	$728	$—	$4,510	$—	$5,238
Operating Leases	48,104	21	(1,473)	(1,295)	45,357
Total Current Lease Liabilities	$48,832	$21	$3,037	$(1,295)	$50,595

Long-Term Lease Liabilities:
Finance Leases	$19,829	$—	$16,935	$—	$36,764
Operating Leases	350,818	—	(32,262)	(10,397)	308,159
Total Long-Term Lease Liabilities	$370,647	$—	$(15,327)	$(10,397)	$344,923
(1) Includes the impact of remeasurements related to lease terminations and changes in assumptions around the probability of exercise of extension options.

Three Months Ended March 31, 2019
Lease Expense	(In thousands)
Finance lease expense:
Amortization of right-of use assets	$709
Interest on lease liabilities	1,176
Operating lease expense (1)	17,997
Short-term lease expense (1)	427
Variable lease expense	114
Sublease income	(3,578)
Total	$16,845
(1) Included in operating cash flows in the accompanying condensed consolidated statements of cash flows.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2019
(In thousands, except lease term)
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$281
Operating cash flows for finance leases	$1,176
Operating cash flows for operating leases	$18,469
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$9,983
Operating leases (1)	$(10,711)
Weighted-average remaining lease term (in years):
Finance leases	11.42
Operating leases	9.76
Weighted-average discount rate:
Finance leases	18.31%
Operating leases	6.86%

(1) Includes the impact of reclassification of right-of-use assets from operating to finance due to remeasurement.

	Undiscounted Lease Cash Flows Under ASC 842 as of March 31, 2019
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
2019	$8,786	$51,413	$(11,855)
2020	6,530	62,828	(12,274)
2021	6,662	55,693	(9,234)
2022	6,662	47,966	(6,547)
2023	6,714	46,198	(6,547)
Thereafter	49,893	234,758	(9,592)
Total	$85,247	$498,856	$(56,049)

Less: Present value discount	(43,414)	(145,173)
Lease liabilities	$41,833	$353,683
For comparison purposes the following table provides the future minimum lease payments as presented in our Annual Report on Form 10-K for the year ended December 31, 2018 in accordance with ASC 840.

	Undiscounted Lease Cash Flows Under ASC 840 as of December 31, 2018
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
2019	$6,985	$82,177	$(13,430)
2020	7,165	66,023	(10,508)
2021	7,357	51,501	(8,534)
2022	7,374	37,152	(7,232)
2023	7,609	33,486	(7,013)
Thereafter	482,390	127,026	(13,116)
Total minimum lease payments (receipts)	$518,880	$397,365	$(59,833)
Less: Present value discount	(498,291)
Lease liabilities	$20,589
Current portion of lease liabilities	$643
Long-term portion of lease liabilities	$19,946

The majority of our leases are related to dealership properties that are subject to long-term lease arrangements. In addition, we have certain equipment leases and contracts containing embedded leased assets that have been evaluated and included in the ROU assets and lease liabilities above as appropriate.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We recognize a ROU asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at amortized cost using the effective interest method.
The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred or previously recognized favorable lease assets, less any lease incentives received or previously recognized lease exit accruals. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability.
Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense in our consolidated financial statements of income in the same line item as expense arising from fixed lease payments (operating leases) or amortization of the ROU asset (finance leases).
ROU assets for operating and finance leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC 360, “Property, Plant, and Equipment,” to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.
Key estimates and judgments include how we determine: (1) the discount rate used to discount the unpaid lease payments to present value; (2) the expected lease term, including any extension options; and (3) future lease payments.
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, we cannot determine the interest rate implicit in the lease because we not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, we generally use our incremental borrowing rate as the discount rate for the lease. We determined the discount rate for our leases based on the risk-free rate as of the measurement date for varying maturities corresponding to the remaining lease term, adjusted for the risk-premium attributed to Sonic’s corporate credit rating for a secured or collateralized instrument.
Many of our lease arrangements have one or multiple options to extend the lease term (typically five- to ten-year options), which were considered in the calculation of the ROU assets and lease liabilities if it was reasonably probable that an extension option would be exercised. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by our option to extend the lease that we are reasonably certain to exercise. We determined the probability of the exercise of a lease extension option based on our long-term strategic business outlook and the condition and remaining useful life of the fixed assets at the location subject to the lease agreement, among other factors.
The majority of our lease agreements require fixed monthly payments (subject to either specific or index-based escalations in future periods) while other agreements require variable lease payments based on changes in London Interbank Offer Rate (“LIBOR”). Lease payments included in the measurement of the lease liability comprise the: (1) fixed payments, including in-substance fixed payments, owed over the lease term, which includes termination penalties we would owe if the lease term assumes Company exercise of a termination option; (2) variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date; and (3) the exercise price of our option to purchase the underlying asset if we are reasonably certain to exercise the option. Our leases do not typically contain residual value guarantees.
In certain situations, we have entered into sublease agreements whereby we sublease all or a portion of a leased real estate asset to a third party. To the extent that we have a sublease related to a lease agreement for an asset that we are no longer using in operations, we have reduced the ROU asset by the net deficiency in expected cash flows from that sublease (either due to partial monthly sublease proceeds or a sublease term less than the remaining master lease term). As of December 31, 2018, the net liability related to these lease exit accruals was approximately $4.6 million as discussed in Note 7, “Commitments and

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingencies.” Upon the adoption of ASC 842, “Leases,” this balance was reclassified from other accrued liabilities and other long-term liabilities to a reduction in right-of-use assets in the accompanying unaudited condensed consolidated balance sheets.
Prior to the adoption of ASC 842, “Leases,” we had recorded definite life intangible assets related to favorable lease assets acquired in business combinations. As of December 31, 2018, the net unamortized balance related to these definite life intangible assets was approximately $4.0 million. Upon adoption of ASC 842, “Leases,” this balance was reclassified from other intangible assets, net to right-of-use assets in the accompanying unaudited condensed consolidated balance sheets and continues to be amortized over the remaining lease term.
As part of the lease standard implementation process, we assessed our existing real estate and equipment lease agreements, identified certain lease components embedded within existing service contracts, evaluated transition guidance and practical expedient elections, implemented lease accounting software and designed internal controls over lease accounting under the new standard.
In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting recognition and presentation requirements in ASC 815, “Derivatives and Hedging”. This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effects of this ASU did not materially impact our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows the reclassification of stranded tax effects, as a result of the Tax Cuts and Jobs Acts of 2017, from accumulated other comprehensive income to retained earnings. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effects of this ASU did not materially impact our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC 718, Compensation - “Stock - Compensation,” to include share-based payment transactions for acquiring goods and services from non-employees. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effects of this ASU did not materially impact our consolidated financial statements.
Principles of Consolidation – All of our subsidiaries are wholly owned and consolidated in the accompanying unaudited condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.
Revenue from Contracts with Customers – As of January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers.” Under this standard, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard applies a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract(s); (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract(s); and (5) recognizing revenue as the performance obligation(s) are satisfied. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We do not include the cost of obtaining contracts within the related revenue streams since we elected the practical expedient to expense the costs to obtain a contract when incurred.
Management has evaluated our established business processes, revenue transaction streams and accounting policies, and identified our material revenue streams to be: (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred, or over time as the maintenance and repair services are performed. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s). Upon adoption, we accelerated the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”). Work in process revenues are recognized over time based on the completed work to date and F&I retro revenues are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues, which represent variable consideration, subject to constraint, are to be included in the transaction price and recognized when or as the

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Receivables, net in the accompanying condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 include approximately $4.6 million and $4.7 million, respectively, related to work in process and contract assets of approximately $4.8 million and $5.4 million, respectively, related to F&I retro revenues. Changes in contract assets from December 31, 2018 to March 31, 2019 were primarily due to ordinary business activity. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of our revenue recognition policies and processes.
Income Tax Expense – The overall effective tax rate from continuing operations was 31.0% for the three months ended March 31, 2019, and 47.8% for the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards. Income tax expense for the three months ended March 31, 2018 includes a $0.9 million discrete benefit related to vested or exercised stock compensation awards, offset partially by a $0.2 million discrete charge related to changes in uncertain tax positions. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26.0% to 29.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of stock options and shares under Sonic’s stock compensation plans and Class A Common Stock purchase warrants.
2. Business Dispositions
We disposed of one luxury franchised dealership and three mid-line import franchised dealerships during the three months ended March 31, 2019 that generated net cash of approximately $121.7 million. We disposed of one luxury franchised dealership during the three months ended March 31, 2018 that generated net cash of approximately $7.5 million. Additionally, we terminated one luxury franchised dealership and ceased operations at a previously acquired pre-owned store in Florida during the three months ended March 31, 2018.
Revenues and other activities associated with disposed franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income (loss) from operations	$(1,504)	$(6,335)
Gain (loss) on disposal	46,750	1,190
Lease exit accrual adjustments and charges	170	(520)
Pre-tax income (loss)	$45,416	$(5,665)
Total revenues	$26,276	$147,880

Revenues and other activities associated with disposed franchised dealerships classified as discontinued operations were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income (loss) from operations	$(180)	$(139)
Lease exit accrual adjustments and charges	—	(109)
Pre-tax income (loss)	$(180)	$(248)
Total revenues	$—	$—

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
Inventories consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
New vehicles	$1,045,392	$1,027,727
Used vehicles	281,706	293,179
Service loaners	141,493	141,542
Parts, accessories and other	61,610	66,013
Net inventories	$1,530,201	$1,528,461

4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Land	$386,518	$381,527
Building and improvements (1)	952,333	989,872
Software and computer equipment	119,138	116,348
Parts and service equipment	107,320	108,040
Office equipment and fixtures	97,355	96,622
Company vehicles	9,153	9,139
Construction in progress	58,711	59,523
Total, at cost	1,730,528	1,761,071
Less accumulated depreciation	(570,412)	(575,720)
Subtotal	1,160,116	1,185,351
Less assets held for sale (2)	(22,543)	(6,862)
Property and equipment, net	$1,137,573	$1,178,489
(1) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease assets have been reclassified from property and equipment, net to right-of-use assets in the accompanying unaudited condensed consolidated balance sheets.
(2) Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three months ended March 31, 2019 and 2018, capital expenditures were approximately $30.6 million and $65.7 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of March 31, 2019 and December 31, 2018 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
Impairment charges were approximately $2.0 million in the three months ended March 31, 2019, related to the fair value adjustment of long-lived assets held for sale related to real estate at former EchoPark locations. Impairment charges for the three months ended March 31, 2018 were approximately $3.6 million, which include the write-off of capitalized costs associated with the abandonment of certain construction projects.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $487.3 million and $509.6 million as of March 31, 2019 and December 31, 2018, respectively. The carrying amount of goodwill is net of accumulated impairment losses of approximately $797.6 million as of both March 31, 2019 and December 31, 2018. The carrying amount of franchise assets was approximately $64.3 million and $65.7 million as of March 31, 2019 and December 31, 2018, respectively. The changes in the carrying amount of both goodwill and franchise assets are related to the disposition of several franchised dealerships during the three months ended March 31, 2019. At December 31, 2018, we had approximately $4.0 million of definite life intangible assets related to favorable lease agreements. As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing definite life intangible assets have been reclassified from other intangible assets, net to right-of-use assets in the accompanying unaudited condensed consolidated balance sheets.

6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$—
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	211,994	215,196
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	178,431	180,959
Other (2)	—	20,589
Subtotal	$929,698	$956,017
Debt issuance costs	(10,343)	(10,934)
Total debt	$919,355	$945,083
Less current maturities of long-term debt	(38,416)	(26,304)
Long-term debt	$880,939	$918,779
(1)  The interest rate on the 2016 Revolving Credit Facility (as defined below) was 225 and 250 basis points above LIBOR at March 31, 2019 and December 31, 2018, respectively.
(2) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease liabilities have been reclassified from current maturities of long-term debt and long-term debt to current lease liabilities and long-term lease liabilities in the accompanying unaudited condensed consolidated balance sheets.
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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. As of March 31, 2019, the 2016 Revolving Borrowing Base was approximately $217.2 million based on balances as of such date. As of March 31, 2019, we had no outstanding borrowings and approximately $14.6 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $202.6 million under the 2016 Revolving Credit Facility.
The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount of up to $1.015 billion. We may, under certain conditions, request an increase in the

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
5.0% Notes
On May 9, 2013, we issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at a price of 100.0% of the principal amount thereof. Balances outstanding under the 5.0% Notes are guaranteed by all of our domestic operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered to be minor. Interest on the 5.0% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. During 2016, we repurchased approximately $10.7 million of the outstanding 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto.
We may redeem the remaining outstanding 5.0% Notes, in whole or in part, at any time on or after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount:

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
The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 5.0% Notes. We were in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of March 31, 2019.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of March 31, 2019.
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
Mortgage Notes
As of March 31, 2019, the weighted average interest rate was 4.69% and the total outstanding mortgage principal balance was approximately $390.4 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2019 and 2033.
Covenants
Under the 2016 Credit Facilities, we agreed not to pledge any assets to any third parties (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We were in compliance with the financial covenants under the 2016 Credit Facilities as of March 31, 2019. The financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
March 31, 2019 actual	1.16	1.43	4.90
The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2019, we had approximately $192.2 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2019.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2019, the ratio was 3.65 to 1.00.
Derivative Instruments and Hedging Activities
Prior to March 9, 2018, we had outstanding interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate (these interest rate cash flow swap agreements were terminated on March 9, 2018 with a net $4.8 million payment to us from the counterparties that is being amortized into interest expense, other, net in the accompanying unaudited condensed consolidated statements of income over the initial term of the interest rate swap agreements). As of both March 31, 2019 and December 31, 2018, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cash flow swap agreements and interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.8 million and $1.9 million in the years ended December 31, 2018 and 2017, respectively, upon entering into new interest rate cap agreements. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $4.5 million and $4.6 million as of March 31, 2019 and December 31, 2018, respectively, and will be amortized through interest expense, other, net in the accompanying unaudited condensed consolidated statements of income over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions at March 31, 2019 was a net asset of approximately $2.5 million, with approximately $1.3 million included in other current assets and approximately $1.2 million included in other assets in the accompanying unaudited condensed consolidated balance sheets. The fair value of the outstanding interest rate cap positions at December 31, 2018 was a net asset of approximately $4.8 million, with approximately $1.8 million included in other current assets and approximately $3.0 million included in other assets in the accompanying unaudited condensed consolidated balance sheets.
Under the terms of the interest rate cap agreements, we will receive interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (2)	Start Date	End Date
(In millions)
$375.0	2.000%	one-month LIBOR	July 1, 2018	June 30, 2019
$375.0	3.000%	one-month LIBOR	July 1, 2018	June 30, 2019
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1) Under these interest rate cap agreements, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income.
(2) The one-month LIBOR rate was approximately 2.495% at March 31, 2019.

The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying unaudited condensed consolidated statements of cash flows. The incremental interest income (the excess of interest received above the cap rate) related to interest rate caps was approximately $0.4 million for the three months ended March 31, 2019, and is included in interest expense, other, net in the accompanying unaudited condensed consolidated statements of income, and disclosed in the supplemental disclosures of cash flow information in the accompanying unaudited condensed consolidated statements of cash flows. The incremental interest expense (the excess of interest paid over interest received on interest rate swaps, offset partially by interest received above the cap rate) related to interest rate swaps and interest rate caps was approximately $0.1 million for the three months ended March 31, 2018, and is included in interest expense, other, net in the accompanying unaudited condensed consolidated statements of income, and disclosed in the supplemental disclosures of cash flow information in the accompanying unaudited condensed consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $2.9 million.
7. Commitments and Contingencies
Lease Exit Accruals
A significant number of our dealership properties are leased under long-term operating lease arrangements. Prior to January 1, 2019, when leased properties were no longer utilized in operations, we recorded lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a facility is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2018, the net liability related to these lease exit accruals was approximately $4.6 million. As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing lease exit accruals have been reclassified from other accrued liabilities and other long-term liabilities to a reduction in right-of-use assets in the accompanying unaudited condensed consolidated balance sheets. After January 1, 2019, ROU assets will be evaluated for impairment consistent with the guidance of ASC 842, “Leases,” which is similar to our historical practice of recording lease exit accruals. However, starting on January 1, 2019, instead of recording lease exit accruals, the result would be the reduction of the related ROU asset as an impairment charge.
A summary of the activity of operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2018	$4,634
Effect of adoption of ASC 842, “Leases”	(4,634)
Balance at March 31, 2019	$—
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2019 was approximately $1.4 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet at December 31, 2018 was approximately $2.1 million and $0.3

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event an assignee or a sublessee does not perform its obligations, Sonic remains liable for such obligations.
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $24.2 million and $13.2 million at March 31, 2019 and December 31, 2018, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2019.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $4.3 million at both March 31, 2019 and December 31, 2018.
Earnout Consideration
In association with the acquisition of a business in 2017, we entered into an earnout agreement whereby the seller may be entitled to certain variable earnout payments, subject to certain restrictions, based on the acquired business achieving specified earnings targets over a 10-year period, not to exceed a maximum aggregate earnout payment of $80.0 million. We have recorded approximately $15.6 million in earnout accruals as of March 31, 2019, with approximately $7.8 million and $7.8 million recorded in other accrued liabilities and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. Based on events occurring in the quarter ended March 31, 2019 and provisions of the agreement, no additional amounts will be payable in the future to the seller beyond the amount currently accrued.
See Note 12, “Commitments and Contingencies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion regarding these guarantees and indemnification obligations.
8. Fair Value Measurements
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
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-financial liabilities in purchase acquisitions, those used in assessing impairment of property, plant and equipment and other intangibles and those used in the reporting unit valuation in the annual goodwill impairment evaluation.
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
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2019	December 31, 2018
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$31,807	$31,395
Cash flow swaps and interest rate caps designated as hedges (2)	2,490	4,839
Total assets	$34,297	$36,234

Liabilities:
Deferred compensation plan (3)	$17,269	$19,848
Total liabilities	$17,269	$19,848
(1) Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2) As of March 31, 2019, approximately $1.3 million and $1.2 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2018, approximately $1.8 million and $3.0 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets.
(3) Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were no instances during the three months ended March 31, 2019 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019 has not changed since December 31, 2018. These assets will be evaluated as of the annual valuation assessment date of October 1, 2019 or as events or changes in circumstances require.
As of March 31, 2019 and December 31, 2018, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 and December 31, 2018, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
5.0% Notes (1)	$278,425	$289,273	$262,515	$289,273
6.125% Notes (1)	$227,500	$250,000	$216,250	$250,000
Mortgage Notes (2)	$213,412	$211,994	$218,402	$215,196
Other (2) (3)	$—	$—	$20,437	$20,588
(1) As determined by market quotations as of March 31, 2019 and December 31, 2018, respectively (Level 1).
(2) As determined by discounted cash flows (Level 3) based on estimated current market interest rates for comparable instruments.
(3) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease liabilities have been reclassified from current maturities of long-term debt and long-term debt to current lease liabilities and long-term lease liabilities in the accompanying unaudited condensed consolidated balance sheets.
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2018	$3,034	$1,199	$4,233
Other comprehensive income (loss) before reclassifications (1)	(1,387)	—	(1,387)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(474)	—	(474)
Net current-period other comprehensive income (loss)	(1,861)	—	(1,861)
Balance at March 31, 2019	$1,173	$1,199	$2,372
(1) Net of tax benefit of $582 related to losses on cash flow hedges.
(2) Net of tax benefit of $194 related to losses on cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018.
10. Segment Information
As of March 31, 2019, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) pre-owned vehicle specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles (the “EchoPark Segment”).
The operating segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of: (1) the Company’s Chief Executive Officer; (2) the Company’s President; and (3) the Company’s Chief Financial Officer. Sonic has determined that its operating segments also represent its reportable segments.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment revenues and segment income (loss) for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenues:
Franchised Dealerships Segment	$2,139,571	$2,269,269
EchoPark Segment	249,567	131,504
Total consolidated revenues	$2,389,138	$2,400,773

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$73,531	$23,835
EchoPark Segment (3)	558	(14,324)
Total segment income (loss)	74,089	9,511
Interest expense, other, net	(12,853)	(13,456)
Other income (expense), net	100	89
Income (loss) from continuing operations before taxes	$61,336	$(3,856)

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the three months ended March 31, 2019, the above amount includes approximately $46.7 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million related to executive transition costs. For the three months ended March 31, 2018, the above amount includes approximately $4.8 million of lease exit charges, approximately $3.6 million of impairment charges and approximately $1.5 million of legal and other charges, offset partially by a net gain on the disposal of franchised dealerships of approximately $1.2 million.
(3) For the three months ended March 31, 2019, the above amount includes approximately $1.9 million of impairment charges related to fair value adjustments of real estate at former locations classified as held for sale. For the three months ended March 31, 2018, the above amount includes approximately $9.2 million of long-term compensation-related charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” in this report, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2018.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two operating segments as of March 31, 2019: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2019, we operated 92 stores in the Franchised Dealerships Segment and eight stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 104 new vehicle franchises (representing 23 different brands of cars and light trucks) and 15 collision repair centers in 13 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of March 31, 2019, we had three EchoPark stores in operation in Colorado, four in Texas and one in North Carolina. By the end of 2019, we expect to open one additional EchoPark store in Texas. We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests. However, in the short term, this strategic initiative may negatively impact our overall operating results as we allocate management and capital resources to this business.
Executive Summary
The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) decreased 0.6% to 17.0 million vehicles in the three months ended March 31, 2019, compared to 17.1 million vehicles in the three months ended March 31, 2018, according to data from Bloomberg Financial Markets, provided by Stephens Inc. For 2019, analysts’ average industry expectation for the new vehicle SAAR ranges from 16.8 million to 17.0 million vehicles. We currently estimate the 2019 new vehicle SAAR will be between 16.5 million and 17.0 million vehicles. Changes in consumer confidence, replacement demand as a result of natural disasters, availability of consumer financing, manufacturer inventory production levels or incentive levels from automotive manufacturers could cause actual 2019 new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. As a result of our minimal fleet new vehicle unit sales volume, we believe it is appropriate to compare our new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 12.7 million vehicles for the three months ended March 31, 2019, a decrease of 4.5% from the prior year period.
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores since March 31, 2018, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2019 and are compared to the same prior year period. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
New vehicle revenue decreased 4.6% during the three months ended March 31, 2019, driven by an 8.2% decrease in new vehicle unit sales volume. New vehicle gross profit decreased 2.6% during the three months ended March 31, 2019, due to

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
lower new vehicle unit sales volume, offset partially by a 6.1% increase in new vehicle gross profit per unit. New vehicle gross profit per unit increased $124 per unit, or 6.1%, to $2,145 per unit in the three months ended March 31, 2019.
Retail used vehicle revenue increased 14.8% during the three months ended March 31, 2019. Retail used vehicle unit sales volume increased 13.5% during the three months ended March 31, 2019, primarily driven by a 73.6% increase in retail used vehicle unit sales volume at our EchoPark stores and a 2.2% increase in retail used vehicle sales unit volume at our franchised dealerships. Retail used vehicle gross profit increased 2.8% during the three months ended March 31, 2019, primarily driven by an increase in retail used vehicle unit sales volume, offset partially by lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $99 per unit, or 9.5%, to $947 per unit in the three months ended March 31, 2019, driven primarily by a shift in inventory acquisition and pricing strategy at our EchoPark stores which reduces front-end gross profit per unit but increases unit sales volume and total gross profit, more than offsetting the decrease in front-end gross profit. Excluding EchoPark, retail used vehicle gross profit per unit at our franchised dealerships increased $38 per unit, or 3.1%, to $1,254 per unit in the three months ended March 31, 2019. Wholesale vehicle gross loss decreased approximately $2.7 million during the three months ended March 31, 2019, primarily driven by a decrease in wholesale vehicle gross loss per unit of $302, or 68.9%. We focus on maintaining used vehicle inventory days’ supply in the 30- to 40-day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 28 and 31 days as of March 31, 2019 and 2018, respectively.
Fixed Operations revenue increased 2.3% during the three months ended March 31, 2019. Fixed Operations gross profit increased 2.0% during the three months ended March 31, 2019, driven primarily by a 5.2% increase in customer pay (as hereinafter defined) gross profit. Fixed Operations gross margin decreased 20-basis points, to 47.7%, during the three months ended March 31, 2019.
F&I revenue increased 14.0% during the three months ended March 31, 2019, driven primarily by a 10.1% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $149 per unit, or 10.1%, to $1,618 per unit in the three months ended March 31, 2019. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to maximize gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.
The table below lists other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of income:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(amounts are pretax)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Income Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$46,680	$—	$46,680	$1,190	$—	$1,190	SG&A expenses
Executive transition costs (1)	(6,264)	—	(6,264)	—	—	—	SG&A expenses
Long-term compensation charges	—	—	—	—	(9,189)	(9,189)	SG&A expenses
Impairment charges	—	(1,926)	(1,926)	(3,561)	(82)	(3,643)	Impairment charges
Lease exit charges	—	—	—	(4,814)	—	(4,814)	SG&A expenses
Legal related matters	—	—	—	(1,500)	—	(1,500)	SG&A expenses
(1) $6.0 million of the amount is not tax deductible.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Brand	2019	2018
Luxury:
BMW	21.2%	19.1%
Mercedes	12.2%	10.9%
Audi	6.7%	6.1%
Lexus	5.1%	5.3%
Land Rover	4.9%	4.8%
Porsche	3.2%	2.4%
Cadillac	2.2%	2.5%
MINI	1.0%	1.3%
Other luxury (1)	3.0%	2.8%
Total Luxury	59.5%	55.2%
Mid-line Import:
Honda	17.5%	17.7%
Toyota	8.7%	10.7%
Volkswagen	1.9%	2.0%
Hyundai	1.5%	1.5%
Other imports (2)	1.5%	1.8%
Total Mid-line Import	31.1%	33.7%
Domestic:
Ford	4.8%	6.4%
General Motors (3)	4.6%	4.7%
Total Domestic	9.4%	11.1%
Total	100.0%	100.0%
(1) Includes Volvo, Acura, Infiniti and Jaguar.
(2) Includes Nissan, Kia and Subaru.
(3) Includes Buick, Chevrolet and GMC.
Results of Operations
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores since March 31, 2018, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2019 and are compared to the same prior year period. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	% Change
	(In millions of vehicles)
Retail SAAR (1)	12.7	13.3	(4.5)%
Fleet SAAR	4.3	3.8	13.2%
Total SAAR (2)	17.0	17.1	(0.6)%
(1) Source: PIN from J.D. Power
(2) Source: Bloomberg Financial Markets, provided by Stephens Inc.
The following table provides a reconciliation of consolidated same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,047,677	$1,097,720	$(50,043)	(4.6)%
Acquisitions, open points and dispositions	18,657	83,126	(64,469)	NM
Total as reported	$1,066,334	$1,180,846	$(114,512)	(9.7)%
Total new vehicle gross profit:
Same store	$52,959	$54,379	$(1,420)	(2.6)%
Acquisitions, open points and dispositions	837	2,421	(1,584)	NM
Total as reported	$53,796	$56,800	$(3,004)	(5.3)%
Total new vehicle unit sales:
Same store	24,695	26,910	(2,215)	(8.2)%
Acquisitions, open points and dispositions	502	2,590	(2,088)	NM
Total as reported	25,197	29,500	(4,303)	(14.6)%
NM = Not Meaningful

Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,066,334	$1,180,846	$(114,512)	(9.7)%
Gross profit	$53,796	$56,800	$(3,004)	(5.3)%
Unit sales	25,197	29,500	(4,303)	(14.6)%
Revenue per unit	$42,320	$40,029	$2,291	5.7%
Gross profit per unit	$2,135	$1,925	$210	10.9%
Gross profit as a % of revenue	5.0%	4.8%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,047,677	$1,097,720	$(50,043)	(4.6)%
Gross profit	$52,959	$54,379	$(1,420)	(2.6)%
Unit sales	24,695	26,910	(2,215)	(8.2)%
Revenue per unit	$42,425	$40,792	$1,633	4.0%
Gross profit per unit	$2,145	$2,021	$124	6.1%
Gross profit as a % of revenue	5.1%	5.0%	10	bps
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

The following table provides a reconciliation of consolidated same store basis and reported basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$764,621	$666,097	$98,524	14.8%
Acquisitions, open points and dispositions	55,745	42,949	12,796	NM
Total as reported	$820,366	$709,046	$111,320	15.7%
Total used vehicle gross profit:
Same store	$33,723	$32,800	$923	2.8%
Acquisitions, open points and dispositions	3,285	3,971	(686)	NM
Total as reported	$37,008	$36,771	$237	0.6%
Total used vehicle unit sales:
Same store	35,609	31,363	4,246	13.5%
Acquisitions, open points and dispositions	2,854	2,376	478	NM
Total as reported	38,463	33,739	4,724	14.0%
NM = Not Meaningful

Our consolidated reported used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$820,366	$709,046	$111,320	15.7%
Gross profit	$37,008	$36,771	$237	0.6%
Unit sales	38,463	33,739	4,724	14.0%
Revenue per unit	$21,329	$21,016	$313	1.5%
Gross profit per unit	$962	$1,090	$(128)	(11.7)%
Gross profit as a % of revenue	4.5%	5.2%	(70)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$764,621	$666,097	$98,524	14.8%
Gross profit	$33,723	$32,800	$923	2.8%
Unit sales	35,609	31,363	4,246	13.5%
Revenue per unit	$21,473	$21,238	$235	1.1%
Gross profit per unit	$947	$1,046	$(99)	(9.5)%
Gross profit as a % of revenue	4.4%	4.9%	(50)	bps

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

The following table provides a reconciliation of consolidated same store basis and reported basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$53,124	$60,319	$(7,195)	(11.9)%
Acquisitions, open points and dispositions	1,646	5,079	(3,433)	NM
Total as reported	$54,770	$65,398	$(10,628)	(16.3)%
Total wholesale vehicle gross profit (loss):
Same store	$(1,142)	$(3,881)	$2,739	70.6%
Acquisitions, open points and dispositions	(125)	(544)	419	NM
Total as reported	$(1,267)	$(4,425)	$3,158	71.4%
Total wholesale vehicle unit sales:
Same store	8,388	8,867	(479)	(5.4)%
Acquisitions, open points and dispositions	259	813	(554)	NM
Total as reported	8,647	9,680	(1,033)	(10.7)%
NM = Not Meaningful

Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$54,770	$65,398	$(10,628)	(16.3)%
Gross profit (loss)	$(1,267)	$(4,425)	$3,158	71.4%
Unit sales	8,647	9,680	(1,033)	(10.7)%
Revenue per unit	$6,334	$6,756	$(422)	(6.2)%
Gross profit (loss) per unit	$(147)	$(457)	$310	67.8%
Gross profit (loss) as a % of revenue	(2.3)%	(6.8)%	450	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$53,124	$60,319	$(7,195)	(11.9)%
Gross profit (loss)	$(1,142)	$(3,881)	$2,739	70.6%
Unit sales	8,388	8,867	(479)	(5.4)%
Revenue per unit	$6,333	$6,803	$(470)	(6.9)%
Gross profit (loss) per unit	$(136)	$(438)	$302	68.9%
Gross profit (loss) as a % of revenue	(2.1)%	(6.4)%	430	bps

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

We believe that over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term, we have the ability to continue to add service capacity at our dealerships and stores to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

The following table provides a reconciliation of consolidated same store basis and reported basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$335,188	$327,555	$7,633	2.3%
Acquisitions, open points and dispositions	6,242	24,203	(17,961)	NM
Total as reported	$341,430	$351,758	$(10,328)	(2.9)%
Total Fixed Operations gross profit:
Same store	$160,008	$156,871	$3,137	2.0%
Acquisitions, open points and dispositions	3,228	12,757	(9,529)	NM
Total as reported	$163,236	$169,628	$(6,392)	(3.8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$137,721	$142,354	$(4,633)	(3.3)%
Warranty	68,973	67,601	1,372	2.0%
Wholesale parts	39,297	42,501	(3,204)	(7.5)%
Internal, sublet and other	95,439	99,302	(3,863)	(3.9)%
Total revenue	$341,430	$351,758	$(10,328)	(2.9)%
Gross profit
Customer pay	$74,326	$76,350	$(2,024)	(2.7)%
Warranty	38,407	37,901	506	1.3%
Wholesale parts	6,796	7,265	(469)	(6.5)%
Internal, sublet and other	43,707	48,112	(4,405)	(9.2)%
Total gross profit	$163,236	$169,628	$(6,392)	(3.8)%
Gross profit as a % of revenue
Customer pay	54.0%	53.6%	40	bps
Warranty	55.7%	56.1%	(40)	bps
Wholesale parts	17.3%	17.1%	20	bps
Internal, sublet and other	45.8%	48.5%	(270)	bps
Total gross profit as a % of revenue	47.8%	48.2%	(40)	bps

Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$136,093	$130,728	$5,365	4.1%
Warranty	67,437	64,214	3,223	5.0%
Wholesale parts	38,581	40,012	(1,431)	(3.6)%
Internal, sublet and other	93,077	92,601	476	0.5%
Total revenue	$335,188	$327,555	$7,633	2.3%
Gross profit
Customer pay	$73,435	$69,809	$3,626	5.2%
Warranty	37,612	35,904	1,708	4.8%
Wholesale parts	6,636	6,790	(154)	(2.3)%
Internal, sublet and other	42,325	44,368	(2,043)	(4.6)%
Total gross profit	$160,008	$156,871	$3,137	2.0%
Gross profit as a % of revenue
Customer pay	54.0%	53.4%	60	bps
Warranty	55.8%	55.9%	(10)	bps
Wholesale parts	17.2%	17.0%	20	bps
Internal, sublet and other	45.5%	47.9%	(240)	bps
Total gross profit as a % of revenue	47.7%	47.9%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations – Franchised Dealerships Segment” and “Fixed Operations - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

F&I - Consolidated
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with finance contracts, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts. F&I revenues are affected by the level of new and used vehicle unit sales, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

The following table provides a reconciliation of consolidated same store basis and reported basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$97,117	$85,161	$11,956	14.0%
Acquisitions, open points and dispositions	9,121	8,564	557	NM
Total as reported	$106,238	$93,725	$12,513	13.4%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,618	$1,469	$149	10.1%
Reported	$1,676	$1,490	$186	12.5%

Total combined new and used retail unit sales:
Same store	60,025	57,970	2,055	3.5%
Acquisitions, open points and dispositions	3,356	4,946	(1,590)	NM
Total as reported	63,381	62,916	465	0.7%
NM = Not Meaningful

Our consolidated reported F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$106,238	$93,725	$12,513	13.4%
Unit sales	63,381	62,916	465	0.7%
Gross profit per retail unit (excludes fleet)	$1,676	$1,490	$186	12.5%

Our consolidated same store F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$97,117	$85,161	$11,956	14.0%
Unit sales	60,025	57,970	2,055	3.5%
Gross profit per retail unit (excludes fleet)	$1,618	$1,469	$149	10.1%

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

Results of Operations - Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships since March 31, 2018, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2019 and are compared to the same prior year period. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
New Vehicles – Franchised Dealerships Segment

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet customer demands. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand, both as a whole and for individual brands. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower-priced/economy vehicles to luxury vehicles.

The following table provides a reconciliation of Franchised Dealerships Segment same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,047,677	$1,097,720	$(50,043)	(4.6)%
Acquisitions, open points and dispositions	18,657	83,126	(64,469)	NM
Total as reported	$1,066,334	$1,180,846	$(114,512)	(9.7)%
Total new vehicle gross profit:
Same store	$52,959	$54,379	$(1,420)	(2.6)%
Acquisitions, open points and dispositions	837	2,421	(1,584)	NM
Total as reported	$53,796	$56,800	$(3,004)	(5.3)%
Total new vehicle unit sales:
Same store	24,695	26,910	(2,215)	(8.2)%
Acquisitions, open points and dispositions	502	2,590	(2,088)	NM
Total as reported	25,197	29,500	(4,303)	(14.6)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,066,334	$1,180,846	$(114,512)	(9.7)%
Gross profit	$53,796	$56,800	$(3,004)	(5.3)%
Unit sales	25,197	29,500	(4,303)	(14.6)%
Revenue per unit	$42,320	$40,029	$2,291	5.7%
Gross profit per unit	$2,135	$1,925	$210	10.9%
Gross profit as a % of revenue	5.0%	4.8%	20	bps

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,047,677	$1,097,720	$(50,043)	(4.6)%
Gross profit	$52,959	$54,379	$(1,420)	(2.6)%
Unit sales	24,695	26,910	(2,215)	(8.2)%
Revenue per unit	$42,425	$40,792	$1,633	4.0%
Gross profit per unit	$2,145	$2,021	$124	6.1%
Gross profit as a % of revenue	5.1%	5.0%	10	bps

Franchised Dealerships Segment New Vehicles - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
New vehicle revenue decreased 4.6% and new vehicle unit sales volume decreased 8.2%, driven primarily by lower industry volume and, more specifically, by decreases in new vehicle unit sales volume at our Toyota, Ford and GM (excluding Cadillac) dealerships. New vehicle gross profit decreased approximately $1.4 million, or 2.6%, primarily driven by decreases in new vehicle gross profit at our Land Rover, Ford and GM (excluding Cadillac) dealerships, offset partially by increases in new vehicle gross profit at our Honda, Mercedes and BMW dealerships. New vehicle gross profit per unit increased $124 per unit, or 6.1%, primarily driven by increases in new vehicle gross profit per unit at our Mercedes, BMW and Honda dealerships, offset partially by decreases in new vehicle gross profit per unit at our GM (excluding Cadillac), Ford and Land Rover dealerships.
Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Franchised Dealerships Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$595,534	$567,656	$27,878	4.9%
Acquisitions, open points and dispositions	8,415	31,695	(23,280)	NM
Total as reported	$603,949	$599,351	$4,598	0.8%
Total used vehicle gross profit:
Same store	$33,836	$32,111	$1,725	5.4%
Acquisitions, open points and dispositions	2,902	4,128	(1,226)	NM
Total as reported	$36,738	$36,239	$499	1.4%
Total used vehicle unit sales:
Same store	26,987	26,397	590	2.2%
Acquisitions, open points and dispositions	425	1,824	(1,399)	NM
Total as reported	27,412	28,221	(809)	(2.9)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$603,949	$599,351	$4,598	0.8%
Gross profit	$36,738	$36,239	$499	1.4%
Unit sales	27,412	28,221	(809)	(2.9)%
Revenue per unit	$22,032	$21,238	$794	3.7%
Gross profit per unit	$1,340	$1,284	$56	4.4%
Gross profit as a % of revenue	6.1%	6.0%	10	bps

Our Franchised Dealerships Segment same store used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$595,534	$567,656	$27,878	4.9%
Gross profit	$33,836	$32,111	$1,725	5.4%
Unit sales	26,987	26,397	590	2.2%
Revenue per unit	$22,067	$21,505	$562	2.6%
Gross profit per unit	$1,254	$1,216	$38	3.1%
Gross profit as a % of revenue	5.7%	5.7%	—	bps

Franchised Dealerships Segment Used Vehicles - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Retail used vehicle revenue increased 4.9%, driven primarily by a 2.2% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our Honda, Mercedes and Toyota dealerships. Retail used vehicle gross profit increased approximately $1.7 million, or 5.4%, driven primarily by an increase in retail used vehicle gross profit per unit at our BMW dealerships. Retail used vehicle gross

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
profit per unit increased $38 per unit, or 3.1%, driven primarily by an increase in retail used vehicle gross profit per unit at our BMW dealerships, offset partially by decreases in retail used vehicle gross profit per unit at our Volkswagen and Ford dealerships.
Wholesale Vehicles - Franchised Dealerships Segment

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory.

The following table provides a reconciliation of Franchised Dealerships Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$51,297	$53,251	$(1,954)	(3.7)%
Acquisitions, open points and dispositions	1,236	4,931	(3,695)	NM
Total as reported	$52,533	$58,182	$(5,649)	(9.7)%
Total wholesale vehicle gross profit (loss):
Same store	$(1,091)	$(4,297)	$3,206	74.6%
Acquisitions, open points and dispositions	(113)	(484)	371	NM
Total as reported	$(1,204)	$(4,781)	$3,577	74.8%
Total wholesale vehicle unit sales:
Same store	7,971	7,662	309	4.0%
Acquisitions, open points and dispositions	177	785	(608)	NM
Total as reported	8,148	8,447	(299)	(3.5)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$52,533	$58,182	$(5,649)	(9.7)%
Gross profit (loss)	$(1,204)	$(4,781)	$3,577	74.8%
Unit sales	8,148	8,447	(299)	(3.5)%
Revenue per unit	$6,447	$6,888	$(441)	(6.4)%
Gross profit (loss) per unit	$(148)	$(566)	$418	73.9%
Gross profit (loss) as a % of revenue	(2.3)%	(8.2)%	590	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$51,297	$53,251	$(1,954)	(3.7)%
Gross profit (loss)	$(1,091)	$(4,297)	$3,206	74.6%
Unit sales	7,971	7,662	309	4.0%
Revenue per unit	$6,435	$6,950	$(515)	(7.4)%
Gross profit (loss) per unit	$(137)	$(561)	$424	75.6%
Gross profit (loss) as a % of revenue	(2.1)%	(8.1)%	600	bps

We focus on maintaining used vehicle inventory days’ supply in the 30- to 40- day range in order to limit our exposure to market pricing volatility. Our franchised dealerships used vehicle inventory days’ supply was approximately 27 and 28 days as of March 31, 2019 and 2018, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.
Franchised Dealerships Segment Wholesale Vehicles - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Wholesale vehicle revenue and wholesale vehicle gross loss decreased, while wholesale vehicle unit sales volume increased. The decrease in wholesale vehicle gross loss was primarily due to inventory supply and allocation challenges related to the Houston market in the three months ended March 31, 2018, which drove our strategic decision to aggressively dispose of aged or undesirable units at auction at a higher wholesale vehicle gross loss per unit to achieve the desired inventory levels in a short period of time. Since that time, our used vehicle inventory days’ supply has been in the 27- to 30-day range and our wholesale vehicle gross losses have returned to our target levels.
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
We believe that over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long term, we have the ability to continue to add service capacity at our dealerships to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Franchised Dealerships Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$331,020	$323,501	$7,519	2.3%
Acquisitions, open points and dispositions	5,205	23,549	(18,344)	NM
Total as reported	$336,225	$347,050	$(10,825)	(3.1)%
Total Fixed Operations gross profit:
Same store	$160,176	$155,847	$4,329	2.8%
Acquisitions, open points and dispositions	3,270	12,455	(9,185)	NM
Total as reported	$163,446	$168,302	$(4,856)	(2.9)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$137,569	$141,920	$(4,351)	(3.1)%
Warranty	68,973	67,601	1,372	2.0%
Wholesale parts	39,297	42,501	(3,204)	(7.5)%
Internal, sublet and other	90,386	95,028	(4,642)	(4.9)%
Total revenue	$336,225	$347,050	$(10,825)	(3.1)%
Gross profit
Customer pay	$74,324	$76,200	$(1,876)	(2.5)%
Warranty	38,407	37,901	506	1.3%
Wholesale parts	6,796	7,265	(469)	(6.5)%
Internal, sublet and other	43,919	46,936	(3,017)	(6.4)%
Total gross profit	$163,446	$168,302	$(4,856)	(2.9)%
Gross profit as a % of revenue
Customer pay	54.0%	53.7%	30	bps
Warranty	55.7%	56.1%	(40)	bps
Wholesale parts	17.3%	17.1%	20	bps
Internal, sublet and other	48.6%	49.4%	(80)	bps
Total gross profit as a % of revenue	48.6%	48.5%	10	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$135,994	$130,513	$5,481	4.2%
Warranty	67,437	64,214	3,223	5.0%
Wholesale parts	38,581	40,012	(1,431)	(3.6)%
Internal, sublet and other	89,008	88,762	246	0.3%
Total revenue	$331,020	$323,501	$7,519	2.3%
Gross profit
Customer pay	$73,434	$69,745	$3,689	5.3%
Warranty	37,612	35,904	1,708	4.8%
Wholesale parts	6,636	6,790	(154)	(2.3)%
Internal, sublet and other	42,494	43,408	(914)	(2.1)%
Total gross profit	$160,176	$155,847	$4,329	2.8%
Gross profit as a % of revenue
Customer pay	54.0%	53.4%	60	bps
Warranty	55.8%	55.9%	(10)	bps
Wholesale parts	17.2%	17.0%	20	bps
Internal, sublet and other	47.7%	48.9%	(120)	bps
Total gross profit as a % of revenue	48.4%	48.2%	20	bps

Franchised Dealerships Segment Fixed Operations - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Fixed Operations revenue increased approximately $7.5 million, or 2.3%, and Fixed Operations gross profit increased approximately $4.3 million, or 2.8%. Customer pay gross profit increased approximately $3.7 million, or 5.3%, warranty gross profit increased approximately $1.7 million, or 4.8%, wholesale parts gross profit decreased approximately $0.2 million, or 2.3%, and internal, sublet and other gross profit decreased approximately $0.9 million, or 2.1%, on lower levels of used vehicle reconditioning.
F&I - Franchised Dealerships Segment
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with finance contracts, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts. F&I revenues are affected by the level of new and used vehicle unit sales, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Franchised Dealerships Segment same store basis and reported basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$77,078	$76,477	$601	0.8%
Acquisitions, open points and dispositions	3,443	7,364	(3,921)	NM
Total as reported	$80,521	$83,841	$(3,320)	(4.0)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,499	$1,443	$56	3.9%
Reported	$1,539	$1,461	$78	5.3%

Total combined new and used retail unit sales:
Same store	51,403	53,004	(1,601)	(3.0)%
Acquisitions, open points and dispositions	927	4,394	(3,467)	NM
Total as reported	52,330	57,398	(5,068)	(8.8)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$80,521	$83,841	$(3,320)	(4.0)%
Unit sales	52,330	57,398	(5,068)	(8.8)%
Gross profit per retail unit (excludes fleet)	$1,539	$1,461	$78	5.3%

Our Franchised Dealerships Segment same store F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$77,078	$76,477	$601	0.8%
Unit sales	51,403	53,004	(1,601)	(3.0)%
Gross profit per retail unit (excludes fleet)	$1,499	$1,443	$56	3.9%

Franchised Dealerships Segment F&I - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Our F&I revenues increased approximately $0.6 million, or 0.8%, and our F&I gross profit per retail unit increased $56 per unit, or 3.9%, to $1,499 per unit. The growth in F&I revenues and gross profit per retail unit was primarily due to an increase in gross profit per finance contract and an increase in the finance contract penetration rate. These increases in gross profit per retail unit more than offset the 3.0% decrease in combined retail new and used vehicle unit sales volume.
Our finance contract revenue increased 2.1% primarily due to a 3.4% increase in gross profit per finance contract and a 140-basis point increase in the finance contract penetration rate, offset partially by a 1.3% decrease in finance contract volume as a result of lower new retail unit sales volume. Our service contract penetration rate increased 30-basis points, partially offsetting a 2.1% decrease in service contract volume due primarily to lower new retail unit sales volume. Our other aftermarket

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
contract penetration rate increased 220-basis points, partially offsetting a 1.4% decrease in other aftermarket contract volume as a result of lower new retail unit sales volume.

Results of Operations - EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2019 and are compared to the same prior year period. The following discussion of used vehicles and F&I, wholesale vehicles, and parts, service and collision repair are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
The EchoPark Segment same store results consist of results of operations from three EchoPark stores in Colorado and three EchoPark stores in Texas for the three months ended March 31, 2019 compared to the same prior year period. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations or were acquired in the last 12 months.

Used Vehicles and F&I - EchoPark Segment
Based on the way we manage the EchoPark Segment, our operating strategy focuses on maximizing total used-related gross profit (based on a combination of retail used vehicle unit sales volume, front-end retail used vehicle gross profit per unit and F&I gross profit per unit) rather than realizing traditional levels of front-end retail used vehicle gross profit per unit. As such, we believe the best per unit measure of gross profit performance at our EchoPark stores is a combined total gross profit per unit, which includes both front-end retail used vehicle gross profit and F&I gross profit per unit sold.
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of used vehicle revenues and F&I revenues.
The following table provides a reconciliation of EchoPark Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$169,087	$98,441	$70,646	71.8%
Acquisitions, open points and closures	47,330	11,254	36,076	NM
Total as reported	$216,417	$109,695	$106,722	97.3%
Total used vehicle gross profit (loss):
Same store	$(113)	$689	$(802)	(116.4)%
Acquisitions, open points and closures	383	(157)	540	NM
Total as reported	$270	$532	$(262)	(49.2)%
Total used vehicle unit sales:
Same store	8,622	4,966	3,656	73.6%
Acquisitions, open points and closures	2,429	552	1,877	NM
Total as reported	11,051	5,518	5,533	100.3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment same store basis and reported basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$20,039	$8,684	$11,355	130.8%
Acquisitions, open points and closures	5,678	1,200	4,478	NM
Total as reported	$25,717	$9,884	$15,833	160.2%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$216,417	$109,695	$106,722	97.3%
Used vehicle gross profit (loss)	$270	$532	$(262)	(49.2)%
Used vehicle unit sales	11,051	5,518	5,533	100.3%
Used vehicle revenue per unit	$19,583	$19,879	$(296)	(1.5)%
F&I revenue	$25,717	$9,884	$15,833	160.2%
Combined used vehicle gross profit and F&I revenue	$25,987	$10,416	$15,571	149.5%
Total used vehicle and F&I gross profit per unit	$2,352	$1,888	$464	24.6%

Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$169,087	$98,441	$70,646	71.8%
Used vehicle gross profit (loss)	$(113)	$689	$(802)	(116.4)%
Used vehicle unit sales	8,622	4,966	3,656	73.6%
Used vehicle revenue per unit	$19,611	$19,823	$(212)	(1.1)%
F&I revenue	$20,039	$8,684	$11,355	130.8%
Combined used vehicle gross profit and F&I revenue	$19,926	$9,373	$10,553	112.6%
Total used vehicle and F&I gross profit per unit	$2,311	$1,887	$424	22.5%

EchoPark Segment Used Vehicles and F&I - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Retail used vehicle revenue increased by approximately $70.6 million, or 71.8%, driven primarily by a 73.6% increase in retail used vehicle unit sales volume as our EchoPark stores continue to mature. Combined retail used vehicle and F&I gross profit per unit increased approximately $424 per unit, or 22.5%, to $2,311 per unit, driven primarily by an increase in F&I gross profit, partially offset by lower retail used vehicle gross profit. F&I revenues increased approximately $11.4 million, or 130.8%, driven by higher retail used vehicle unit sales volume and a 710-basis point increase in finance contract penetration rate, a 730-basis point increase in service contract penetration rate and a 40-basis point increase in other aftermarket contract penetration rate. F&I penetration rates are generally higher in our EchoPark Segment than in our Franchised Dealerships Segment as a result of lower vehicle pricing relative to market price and the unique approach that our associates use to present F&I product value to our guests.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles - EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$1,827	$7,068	$(5,241)	(74.2)%
Acquisitions, open points and closures	410	148	262	NM
Total as reported	$2,237	$7,216	$(4,979)	(69.0)%
Total wholesale vehicle gross profit (loss):
Same store	$(51)	$416	$(467)	(112.3)%
Acquisitions, open points and closures	(12)	(60)	48	NM
Total as reported	$(63)	$356	$(419)	(117.7)%
Total wholesale vehicle unit sales:
Same store	417	1,205	(788)	(65.4)%
Acquisitions, open points and closures	82	28	54	NM
Total as reported	499	1,233	(734)	(59.5)%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$2,237	$7,216	$(4,979)	(69.0)%
Gross profit (loss)	$(63)	$356	$(419)	(117.7)%
Unit sales	499	1,233	(734)	(59.5)%
Revenue per unit	$4,483	$5,852	$(1,369)	(23.4)%
Gross profit (loss) per unit	$(126)	$289	$(415)	(143.6)%
Gross profit (loss) as a % of revenue	(2.8)%	4.9%	(770)	bps

Our EchoPark Segment same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$1,827	$7,068	$(5,241)	(74.2)%
Gross profit (loss)	$(51)	$416	$(467)	(112.3)%
Unit sales	417	1,205	(788)	(65.4)%
Revenue per unit	$4,381	$5,866	$(1,485)	(25.3)%
Gross profit (loss) per unit	$(122)	$345	$(467)	(135.4)%
Gross profit (loss) as a % of revenue	(2.8)%	5.9%	(870)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EchoPark Segment Wholesale Vehicles - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Wholesale vehicle revenue, wholesale vehicle unit sales volume and wholesale vehicle gross profit decreased, as a result of a shift in our inventory acquisition and pricing strategy at our EchoPark stores. Our new EchoPark strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher gross loss per unit), and increases the volume of trade-ins that we obtain from customers. Where we may have traditionally sent these trade-ins directly to wholesale auction if they did not meet our EchoPark inventory needs (even if they were quality vehicles that would generate gross profit at auction), we are now reallocating certain quality trade-in vehicles to our franchised dealerships for future retail sale (without realizing wholesale gross profit on these vehicles at our EchoPark stores), thus reducing wholesale vehicle revenue for our EchoPark Segment.
Fixed Operations - EchoPark Segment

Parts, service and collision repair revenues primarily consist of internal, sublet and other work related to inventory preparation and reconditioning performed on vehicles that are sold to customers. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

The following table provides a reconciliation of EchoPark Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$4,168	$4,054	$114	2.8%
Acquisitions, open points and closures	1,037	654	383	58.6%
Total as reported	$5,205	$4,708	$497	10.6%
Total Fixed Operations gross profit (loss):
Same store	$(168)	$1,024	$(1,192)	(116.4)%
Acquisitions, open points and closures	(42)	302	(344)	(113.9)%
Total as reported	$(210)	$1,326	$(1,536)	(115.8)%

Our EchoPark Segment reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$152	$434	$(282)	(65.0)%
Internal, sublet and other	5,053	4,274	779	18.2%
Total revenue	$5,205	$4,708	$497	10.6%
Gross profit (loss)
Customer pay	$2	$150	$(148)	(98.7)%
Internal, sublet and other	(212)	1,176	(1,388)	(118.0)%
Total gross profit (loss)	$(210)	$1,326	$(1,536)	(115.8)%
Gross profit (loss) as a % of revenue
Customer pay	1.3%	34.6%	(3,330)	bps
Internal, sublet and other	(4.2)%	27.5%	(3,170)	bps
Total gross profit (loss) as a % of revenue	(4.0)%	28.2%	(3,220)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$99	$215	$(116)	(54.0)%
Internal, sublet and other	4,069	3,839	230	6.0%
Total revenue	$4,168	$4,054	$114	2.8%
Gross profit (loss)
Customer pay	$1	$64	$(63)	(98.4)%
Internal, sublet and other	(169)	960	(1,129)	(117.6)%
Total gross profit (loss)	$(168)	$1,024	$(1,192)	(116.4)%
Gross profit (loss) as a % of revenue
Customer pay	1.0%	29.8%	(2,880)	bps
Internal, sublet and other	(4.2)%	25.0%	(2,920)	bps
Total gross profit (loss) as a % of revenue	(4.0)%	25.3%	(2,930)	bps

EchoPark Segment Fixed Operations - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Fixed Operations revenue increased approximately $0.1 million, or 2.8%, and Fixed Operations gross profit decreased approximately $1.2 million, or 116.4%, primarily due to lower levels of required reconditioning based on a shift in our inventory acquisition and pricing strategy during the second quarter of 2018.
Segment Results Summary
In the following table of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss), less floor plan interest expenses:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$2,139,571	$2,269,269	$(129,698)	(5.7)%
EchoPark Segment	249,567	131,504	118,063	89.8%
Total revenues	$2,389,138	$2,400,773	$(11,635)	(0.5)%

Segment income (loss) (1):
Franchised Dealerships Segment (2)	$73,531	$23,835	$49,696	208.5%
EchoPark Segment (3)	558	(14,324)	14,882	103.9%
Total segment income (loss)	74,089	9,511	64,578	679.0%
Interest expense, other, net	(12,853)	(13,456)	603	4.5%
Other income (expense), net	100	89	11	12.4%
Income (loss) from continuing operations before taxes	$61,336	$(3,856)	$65,192	1690.7%

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	52,609	57,721	(5,112)	(8.9)%
EchoPark Segment	11,051	5,518	5,533	100.3%
Total retail new and used vehicle unit sales volume	63,660	63,239	421	0.7%

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(2) For the three months ended March 31, 2019, the above amount includes approximately $46.7 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of executive transition costs. For the three months ended March 31, 2018, the above amount includes approximately $4.8 million of lease exit charges, approximately $3.6 million of impairment charges and approximately $1.5 million of legal and other charges, offset partially by a net gain on the disposal of franchised dealerships of approximately $1.2 million.
(3) For the three months ended March 31, 2019, the above amount includes approximately $1.9 million of impairment charges related to fair value adjustments of real estate at former locations classified as held for sale. For the three months ended March 31, 2018, the above amount includes approximately $9.2 million of long-term compensation-related charges.

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
The following table sets forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$184,185	$185,037	$852	0.5%
Advertising	15,050	16,016	966	6.0%
Rent	15,250	21,868	6,618	30.3%
Other	32,610	82,004	49,394	60.2%
Total SG&A expenses	$247,095	$304,925	$57,830	19.0%

SG&A expenses as a % of gross profit:
Compensation	51.3%	52.5%	120	bps
Advertising	4.2%	4.5%	30	bps
Rent	4.2%	6.2%	200	bps
Other	9.1%	23.3%	1,420	bps
Total SG&A expenses as a % of gross profit	68.8%	86.5%	1,770	bps

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to a net gain on the disposal of franchised dealerships and lower compensation-related charges, legal charges and lease exit charges. Compensation expense decreased both in dollar amount and as a percentage of gross profit, primarily due to lower levels of compensation and employee benefit-related expenses related to franchised dealership disposals. Advertising expense decreased both in dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to the disposal of franchised dealerships and lease exit charges in the prior year period. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit due primarily to a net gain on the disposal of franchised dealerships in the current year period and legal charges in the prior year period.
For the three months ended March 31, 2019, SG&A expenses include a net gain on the disposal of franchised dealerships of approximately $46.7 million, offset partially by approximately $6.3 million of executive transition costs. For the three months ended March 31, 2018, SG&A expenses include approximately $9.2 million of long-term compensation-related charges,

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $4.8 million of lease exit charges and approximately $1.5 million of legal and other charges, offset partially by a net gain on the disposal of franchised dealerships of approximately $1.2 million.
Impairment Charges - Consolidated
Impairment charges decreased approximately $1.7 million during the three months ended March 31, 2019. Impairment charges for the three months ended March 31, 2019 are related to fair value adjustments of real estate at former EchoPark locations classified as held for sale, and impairment charges for the three months ended March 31, 2018 include the write-off of capitalized costs associated with the abandonment of certain construction projects.
Depreciation and Amortization - Consolidated
Depreciation and amortization expense increased approximately $1.1 million, or 4.6%, during the three months ended March 31, 2019, due primarily to completed construction projects and purchases of fixed assets for use in our EchoPark stores. Increasingly costly manufacturer-required facilities upgrades may continue to drive higher levels of depreciation expense in future periods.
Interest Expense, Floor Plan - Consolidated
Interest expense, floor plan for new vehicles increased approximately $2.3 million, or 23.9%. The average new vehicle floor plan notes payable balance increased approximately $3.5 million, which did not significantly impact new vehicle floor plan interest expense. The average new vehicle floor plan interest rate was 3.42%, up from 2.76% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $2.3 million.
Interest expense, floor plan for used vehicles increased approximately $0.3 million, or 23.9%. The average used vehicle floor plan notes payable balance increased approximately $16.8 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million. The average used vehicle floor plan interest rate was 3.09%, up from 2.73% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended March 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Stated/coupon interest	$12,439	$12,745	$306	2.4%
Deferred loan cost amortization	591	598	7	1.2%
Interest rate hedge expense (benefit)	(597)	189	786	415.9%
Capitalized interest	(679)	(321)	358	111.5%
Interest on finance lease liabilities	1,176	—	(1,176)	(100.0)%
Other interest	(77)	245	322	131.4%
Total interest expense, other, net	$12,853	$13,456	$603	4.5%

Interest expense, other, net decreased approximately $0.6 million during the three months ended March 31, 2019, primarily due to a decrease in net interest rate hedge payments and a decrease in capitalized interest, offset partially by an increase in interest expense related to finance leases (formerly known as capital leases prior to the adoption of ASC 842, “Leases”) that were entered into in the second half of 2018.
Income Taxes
The overall effective tax rate from continuing operations was 31.0% for the three months ended March 31, 2019, and 47.8% for the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation. Income tax expense for the three months ended March 31, 2018 includes a $0.9 million discrete benefit related to vested or exercised stock compensation, offset partially by a $0.2 million discrete charge related to changes in uncertain tax positions. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26.0% to 29.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2019, we had approximately $192.2 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$2,722	$5,854
Availability under the 2016 Revolving Credit Facility	202,600	223,922
Availability under our used vehicle floor plan facilities	7,733	1,979
Floor plan deposit balance	82,044	—
Total available liquidity resources	$295,099	$231,755
We participate in a program with two of our manufacturer-affiliated finance companies wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of approximately $82.0 million as of March 31, 2019 is classified in other current assets in the accompanying unaudited condensed consolidated balance sheets. There was no deposit balance as of December 31, 2018.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our combined new and used vehicle floor plan facilities was 3.38% and 2.76% in the three months ended March 31, 2019 and 2018, respectively.
We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $9.3 million and $10.4 million in floor plan assistance in the three months ended March 31, 2019 and 2018, respectively. We recognized manufacturer floor plan assistance in cost of sales of approximately $9.0 million and $10.0 million in the three months ended March 31, 2019 and 2018, respectively. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the three months ended March 31, 2019 were approximately $30.6 million. Of this amount, approximately $25.7 million was related to facility construction projects, while fixed assets utilized in our store operations accounted for the remaining $4.9 million of capital expenditures.
All of the capital expenditures in the three months ended March 31, 2019 were funded through cash from operations. As of March 31, 2019, commitments for facility construction projects totaled approximately $12.5 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Stock Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2019, we repurchased approximately 0.1 million shares of our Class A Common Stock for approximately $2.3 million in connection with tax withholding on the vesting of equity compensation awards. As of March 31, 2019, our total remaining repurchase authorization was approximately $81.2 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in the agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2019, we had at least $192.2 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended March 31, 2019, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of March 15, 2019, which was paid on April 15, 2019. Subsequent to March 31, 2019, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of June 14, 2019 to be paid on July 15, 2019. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing the 5.0% Notes and the 6.125% Notes also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2019, we had at least $192.2 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Net cash used in operating activities in the three months ended March 31, 2019 was approximately $94.3 million. This use of cash was comprised primarily of an increase in other assets and a decrease in notes payable – floor plan – trade, offset partially by a decrease in receivables and cash inflows related to operating profits. In the three months ended March 31, 2018, net cash provided by operating activities was approximately $54.8 million. This provision of cash was comprised primarily of cash inflows related to a decrease in receivables, offset partially by an increase in inventories and a decrease in notes payable – floor plan – trade.
Net cash provided by investing activities in the three months ended March 31, 2019 was approximately $92.2 million. This provision of cash was comprised primarily of proceeds from the sale of franchised dealerships and property and equipment, offset partially by purchases of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2018 was approximately $56.1 million. This use of cash was comprised primarily of purchases of land, property and equipment, offset partially by proceeds from the sale of one franchised dealership.
Net cash used in financing activities in the three months ended March 31, 2019 was approximately $1.0 million. This use of cash was comprised primarily of net borrowings of notes payable - floor plan - non-trade, offset partially by payments on long-term debt and purchases of treasury stock. Net cash provided by financing activities in the three months ended March 31,

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2018 was approximately $4.1 million. This provision of cash was comprised primarily of proceeds from net borrowings on revolving credit facilities and proceeds from mortgage notes, offset partially by purchases of treasury stock and payments on long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $48.1 million and $32.9 million in the three months ended March 31, 2019 and 2018, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash used in operating activities of approximately $84.5 million in the three months ended March 31, 2019 and net cash provided by operating activities of approximately $50.8 million in the three months ended March 31, 2018.
One factor that management uses to measure cash flow generation or use is the Adjusted EBITDA for each of the Company's operating segments. That measure is provided in the table below:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$42,221				$(2,194)
Provision for income taxes				18,935				(1,910)
Income (loss) before taxes	$61,156	$180	$(180)	$61,156	$10,830	$(14,686)	$(248)	$(4,104)
Non-floorplan interest (1)	11,829	433	—	12,262	12,469	389	115	12,973
Depreciation & amortization (2)	20,823	2,417	—	23,240	22,829	1,667	—	24,496
Stock-based compensation expense	2,814	—	—	2,814	2,962	—	—	2,962
Loss (gain) on exit of leased dealerships	(170)	—	—	(170)	4,955	6	109	5,070
Asset impairment charges	26	1,926	—	1,952	3,561	82	—	3,643
Long-term compensation charges	—	—	—	—	—	9,189	—	9,189
Loss (gain) on franchise disposals	(46,750)	—	—	(46,750)	(1,190)	—	—	(1,190)
Adjusted EBITDA (3)	$49,728	$4,956	$(180)	$54,504	$56,416	$(3,353)	$(24)	$53,039
(1) Includes the following line items from the accompanying unaudited condensed consolidated statements of income, net of any amortization of debt issuance costs or net debt discount/premium included in (2) below: interest expense, other, net; interest expense, non-cash, convertible debt; interest expense/amortization, non-cash, cash flow swaps.
(2) Includes the following line items from the accompanying unaudited condensed consolidated statements of cash flows: depreciation and amortization of property and equipment, debt issuance cost amortization, net debt discount/premium amortization and other amortization.
(3)  Adjusted EBITDA is a non-GAAP measure.
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
In connection with dealership dispositions and relocations, certain of our subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event an assignee or a sublessee does not perform its obligations, we remain liable for such payments.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $24.2 million and $13.2 million at March 31, 2019 and December 31, 2018, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2019.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both March 31, 2019 and December 31, 2018.
See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion regarding these guarantees and indemnification obligations.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $914.3 million at March 31, 2019. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $2.5 million in the three months ended March 31, 2019. Of the total change in interest expense, approximately $2.1 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2019 due to the leases containing LIBOR floors which were above the LIBOR rate during the three months ended March 31, 2019.
We also have interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of the interest rate cap positions at March 31, 2019 was an asset of approximately $2.5 million, with approximately $1.3 million included in other current assets and approximately $1.2 million included in other assets in the accompanying unaudited condensed consolidated balance sheets. During the three months ended March 31, 2019, Sonic terminated all of its previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which will be amortized into income as a reduction of interest expense, other, net on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate cap positions at December 31, 2018 was a net asset of approximately $4.8 million, with approximately $1.8 million included in other current assets and approximately $3.0 million included in other assets in the accompanying unaudited condensed consolidated balance sheets. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting – We implemented the new lease standard as of January 1, 2019. As a result, we made significant modifications to internal control over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices.
Other than the items described above, there has been no change in our internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2019 was approximately $1.4 million and $0.3 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.
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

SONIC AUTOMOTIVE, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
January 2019	—	$—	—	$83,575
February 2019	124	$15.69	124	$81,619
March 2019	26	$14.59	26	$81,242
Total	149		149

(1) On February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
February 2017 authorization	$100,000
Total active program repurchases prior to March 31, 2019	(18,758)
Current remaining availability as of March 31, 2019	$81,242

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

10.1
Severance and Release Agreement between Sonic Automotive, Inc. and B. Scott Smith, effective as of March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 8, 2019 (File No. 001-13395)). (1)

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

SONIC AUTOMOTIVE, INC.

April 26, 2019	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

April 26, 2019	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer