Form 10-Q
period 2019-06-30
SONIC AUTOMOTIVE INC
filed 2019-07-25
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
(704) 566-2400
(Registrant’s telephone number, including area code)
______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SAH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2019, there were 31,099,439 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
•our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or to complete additional acquisitions or dispositions;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,204,754	$1,238,571	$2,271,088	$2,419,416
Used vehicles	885,627	762,572	1,705,992	1,471,618
Wholesale vehicles	50,039	53,748	104,810	119,148
Total vehicles	2,140,420	2,054,891	4,081,890	4,010,182
Parts, service and collision repair	355,312	346,754	696,742	698,512
Finance, insurance and other, net	118,349	104,104	224,587	197,829
Total revenues	2,614,081	2,505,749	5,003,219	4,906,523
Cost of Sales:
New vehicles	(1,148,354)	(1,181,303)	(2,160,892)	(2,305,349)
Used vehicles	(848,898)	(725,263)	(1,632,256)	(1,397,538)
Wholesale vehicles	(50,752)	(57,105)	(106,789)	(126,929)
Total vehicles	(2,048,004)	(1,963,671)	(3,899,937)	(3,829,816)
Parts, service and collision repair	(184,766)	(179,703)	(362,960)	(361,833)
Total cost of sales	(2,232,770)	(2,143,374)	(4,262,897)	(4,191,649)
Gross profit	381,311	362,375	740,322	714,874
Selling, general and administrative expenses	(294,532)	(277,462)	(541,626)	(582,387)
Impairment charges	—	(10,317)	(1,952)	(13,960)
Depreciation and amortization	(23,806)	(23,949)	(46,456)	(47,692)
Operating income (loss)	62,973	50,647	150,288	70,835
Other income (expense):
Interest expense, floor plan	(12,518)	(11,945)	(25,744)	(22,622)
Interest expense, other, net	(13,628)	(13,375)	(26,481)	(26,831)
Other income (expense), net	(5)	17	95	106
Total other income (expense)	(26,151)	(25,303)	(52,130)	(49,347)
Income (loss) from continuing operations before taxes	36,822	25,344	98,158	21,488
Provision for income taxes for continuing operations - benefit (expense)	(10,071)	(8,222)	(29,058)	(6,380)
Income (loss) from continuing operations	26,751	17,122	69,100	15,108
Discontinued operations:
Income (loss) from discontinued operations before taxes	(213)	(297)	(393)	(545)
Provision for income taxes for discontinued operations - benefit (expense)	61	80	114	148
Income (loss) from discontinued operations	(152)	(217)	(279)	(397)
Net income (loss)	$26,599	$16,905	$68,821	$14,711
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.62	$0.40	$1.61	$0.35
Earnings (loss) per share from discontinued operations	—	—	(0.01)	(0.01)
Earnings (loss) per common share	$0.62	$0.40	$1.60	$0.34
Weighted-average common shares outstanding	43,066	42,662	42,953	42,725
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.62	$0.40	$1.60	$0.35
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)	—	(0.01)
Earnings (loss) per common share	$0.61	$0.39	$1.60	$0.34
Weighted-average common shares outstanding	43,230	42,920	43,060	42,948

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income (loss)	$26,599	$16,905	$68,821	$14,711
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	(1,400)	1,197	(3,748)	5,203
Amortization of terminated interest rate swap agreements	(632)	—	(921)	—
Total other comprehensive income (loss) before taxes	(2,032)	1,197	(4,669)	5,203
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	620	(326)	1,396	(1,418)
Other comprehensive income (loss)	(1,412)	871	(3,273)	3,785
Comprehensive income (loss)	$25,187	$17,776	$65,548	$18,496

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,140	$5,854
Receivables, net	364,026	438,186
Inventories	1,521,567	1,528,461
Other current assets	133,445	20,886
Total current assets	2,021,178	1,993,387
Property and Equipment, net	1,130,942	1,178,489
Goodwill	487,306	509,592
Other Intangible Assets, net	64,300	69,705
Operating Right-of-Use Lease Assets	333,525	—
Finance Right-of-Use Lease Assets	38,928	—
Other Assets	43,148	45,634
Total Assets	$4,119,327	$3,796,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$753,239	$821,074
Notes payable - floor plan - non-trade	714,609	712,966
Trade accounts payable	128,579	114,263
Operating short-term lease liabilities	44,477	—
Finance short-term lease liabilities	5,150	—
Accrued interest	12,518	13,417
Other accrued liabilities	243,869	257,823
Current maturities of long-term debt	62,968	26,304
Total current liabilities	1,965,409	1,945,847
Long-Term Debt	851,283	918,779
Other Long-Term Liabilities	68,265	75,887
Operating Long-Term Lease Liabilities	299,009	—
Finance Long-Term Lease Liabilities	36,220	—
Deferred Income Taxes	23,416	33,178
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 64,728,106 shares issued and 31,099,439 shares outstanding at June 30, 2019; 64,197,385 shares issued and 30,721,226 shares outstanding at December 31, 2018	647	642
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2019 and December 31, 2018	121	121
Paid-in capital	750,532	745,052
Retained earnings	723,469	670,691
Accumulated other comprehensive income (loss)	960	4,233
Treasury stock, at cost; 33,628,667 Class A Common Stock shares held at June 30, 2019 and 33,476,159 Class A Common Stock shares held at December 31, 2018	(600,004)	(597,623)
Total Stockholders’ Equity	875,725	823,116
Total Liabilities and Stockholders’ Equity	$4,119,327	$3,796,807

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at March 31, 2018	64,085	$641	(33,443)	$(596,962)	12,029	$121	$736,161	$624,535	$4,221	$768,717
Shares awarded under stock compensation plans	41	—	—	—	—	—	2	—	—	2
Purchases of treasury stock	—	—	(1)	(19)	—	—	—	—	—	(19)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax expense of $288	—	—	—	—	—	—	—	—	871	871
Restricted stock amortization	—	—	—	—	—	—	3,049	—	—	3,049
Net income (loss)	—	—	—	—	—	—	—	16,905	—	16,905
Class A dividends declared ($0.06)	—	—	—	—	—	—	—	(1,537)	—	(1,537)
Class B dividends declared ($0.06)	—	—	—	—	—	—	—	(1,008)	—	(1,008)
Balance at June 30, 2018	64,126	$641	(33,444)	$(596,981)	12,029	$121	$739,212	$638,895	$5,092	$786,980

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at March 31, 2019	64,677	$647	(33,625)	$(599,956)	12,029	$121	$747,920	$701,182	$2,372	$852,286
Shares awarded under stock compensation plans	51	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(4)	(48)	—	—	—	—	—	(48)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax benefit of $620	—	—	—	—	—	—	—	—	(1,412)	(1,412)
Restricted stock amortization	—	—	—	—	—	—	2,612	—	—	2,612
Net income (loss)	—	—	—	—	—	—	—	26,599	—	26,599
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,109)	—	(3,109)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at June 30, 2019	64,728	$647	(33,629)	$(600,004)	12,029	$121	$750,532	$723,469	$960	$875,725

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	669	6	—	—	—	—	347	—	—	353
Purchases of treasury stock	—	—	(1,154)	(23,468)	—	—	—	—	—	(23,468)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax expense of $1,418	—	—	—	—	—	—	—	—	3,785	3,785
Restricted stock amortization	—	—	—	—	—	—	6,011	—	—	6,011
Net income (loss)	—	—	—	—	—	—	—	14,711	—	14,711
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	3,918	—	3,918
Class A dividends declared ($0.06)	—	—	—	—	—	—	—	(3,646)	—	(3,646)
Class B dividends declared ($0.06)	—	—	—	—	—	—	—	(1,444)	—	(1,444)
Balance at June 30, 2018	64,126	$641	(33,444)	$(596,981)	12,029	$121	$739,212	$638,895	$5,092	$786,980

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
Shares awarded under stock compensation plans	531	5	—	—	—	—	54	—	—	59
Purchases of treasury stock	—	—	(153)	(2,381)	—	—	—	—	—	(2,381)
Change in fair value of interest rate swap and interest rate cap agreements, net of tax benefit of $1,396	—	—	—	—	—	—	—	—	(3,273)	(3,273)
Restricted stock amortization	—	—	—	—	—	—	5,426	—	—	5,426
Net income (loss)	—	—	—	—	—	—	—	68,821	—	68,821
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	(7,428)	—	(7,428)
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(6,209)	—	(6,209)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(2,406)	—	(2,406)
Balance at June 30, 2019	64,728	$647	(33,629)	$(600,004)	12,029	$121	$750,532	$723,469	$960	$875,725
(1) See Note 1, “Summary of Significant Accounting Policies,” for further discussion.
 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,821	$14,711
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	44,881	47,689
Provision for bad debt expense	205	283
Other amortization	3	310
Debt issuance cost amortization	1,189	1,217
Stock-based compensation expense	5,426	6,011
Deferred income taxes	(5,560)	(6,188)
Net distributions from equity investee	205	162
Asset impairment charges	1,952	13,960
Loss (gain) on disposal of dealerships and property and equipment	(46,065)	(41,439)
Loss (gain) on exit of leased dealerships	(170)	2,564
Changes in assets and liabilities that relate to operations:
Receivables	82,537	151,391
Inventories	(31,566)	(73,100)
Other assets	(65,637)	500
Notes payable - floor plan - trade	(67,835)	(59,738)
Trade accounts payable and other liabilities	(45,245)	(20,225)
Total adjustments	(125,680)	23,397
Net cash provided by (used in) operating activities	(56,859)	38,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(51,234)	(99,602)
Proceeds from sales of property and equipment	2,301	12,584
Proceeds from sales of dealerships	121,337	122,404
Net cash provided by (used in) investing activities	72,404	35,386
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	1,643	11,135
Borrowings on revolving credit facilities	303,235	514,915
Repayments on revolving credit facilities	(303,235)	(572,519)
Proceeds from issuance of long-term debt	—	21,072
Debt issuance costs	2	(131)
Principal payments and repurchase of long-term debt	(11,715)	(18,344)
Purchases of treasury stock	(2,381)	(23,468)
Issuance of shares under stock compensation plans	59	353
Dividends paid	(6,867)	(4,705)
Net cash provided by (used in) financing activities	(19,259)	(71,692)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,714)	1,802
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,854	6,352
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,140	$8,154

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of interest rate swap and interest rate cap agreements (net of tax benefit of $1,396 in the six months ended June 30, 2019 and net of tax expense of $1,418 in the six months ended June 30, 2018)	$(3,273)	$3,785
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$53,143	$48,355
Income taxes	$41,305	$18,682

 See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and six months ended June 30, 2019 and 2018 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second, third and fourth quarters. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) 842, “Leases,” by issuing Accounting Standards Update (“ASU”) 2016-02 (and subsequent amendments via ASU 2018-01, ASU 2018-10 and ASU 2018-11) in order to increase transparency and comparability among organizations by recognizing operating lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Prior to adoption of the new lease standard, only leases classified as capital leases under ASC 840, “Leases,” were recorded in the consolidated balance sheets. Under ASC 842, “Leases,” an entity must classify leases as either finance leases (formerly capital leases) or operating leases, and a right-of-use asset (“ROU asset”) and lease liability are required to be recognized in the consolidated balance sheets for both finance and operating leases with a term longer than 12 months. The new lease standard requires a modified retrospective transition approach and provides an optional transition method to either (1) record current existing leases as of the effective date; or (2) record leases existing as of the earliest comparative period presented in the financial statements by recasting comparative period financial statements. We adopted the new lease standard as of January 1, 2019 using the effective date as our date of application. As such, financial statement information and disclosures required under the new lease standard have not been provided for dates and periods prior to January 1, 2019. The new lease standard provides for a number of optional practical expedients in transition, which include: (1) not requiring an entity to reassess prior conclusions about lease identification, lease classification or initial direct costs; (2) allowing an entity to use a portfolio approach for similar lease assets; (3) allowing an entity to elect an accounting policy to choose not to separate non-lease components of an agreement from lease components (by asset class); (4) allowing the use of hindsight in estimating lease term or assessing impairment of ROU assets; and (5) not requiring an entity to reassess prior conclusions about land easements. We have elected all of the practical expedients permitted under the transition guidance within the new lease standard. The new lease standard also provides practical expedients for ongoing accounting. We have elected the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify (less than 1-year term), we will not recognize ROU assets or lease liabilities. We have also elected not to separate non-lease components of an agreement from lease components (by asset class).
The cumulative effect of the adoption of ASC 842, “Leases,” on our unaudited condensed consolidated balance sheet as of January 1, 2019 was the recognition of ROU assets of approximately $406.9 million (including approximately $18.9 million related to capital leases that was reclassified from property and equipment, net in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018) and lease liabilities of approximately $419.5 million (including approximately $20.6 million related to capital leases that was reclassified from current maturities of long-term debt and long-term debt in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018). Upon adoption of ASC 842, “Leases,” we evaluated ROU assets for impairment and determined that approximately $10.5 million of impairment was required related to newly recognized ROU assets that would have been impaired in previous periods. This impairment of the ROU asset as of January 1, 2019 was recorded, net of related income tax effects, as a $7.4 million reduction of beginning retained earnings. The adoption of ASC 842, “Leases,” did not have a material effect on our unaudited condensed consolidated statements of income or our unaudited condensed consolidated statements of cash flows. The effect of the adoption of ASC 842, “Leases,” on our unaudited condensed consolidated balance sheets as of January 1, 2019 and June 30, 2019 was as follows:

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Before Impact of ASC 842	Effects of Adoption of ASC 842	After Impact of ASC 842
	December 31, 2018		January 1, 2019
Balance Sheet		(In thousands)
Assets:
Property and Equipment, net	$1,178,489	$(18,948)	$1,159,541
Other Intangible Assets, net	69,705	(4,005)	65,700
Right-of-Use Assets	—	406,918	406,918

Liabilities:
Current lease liabilities	$—	$48,832	$48,832
Other accrued liabilities	257,823	(1,987)	255,836
Long-Term Debt	918,779	(20,557)	898,222
Long-Term Lease Liabilities	—	370,647	370,647
Other Long-Term Liabilities	75,887	(2,508)	73,379
Deferred Income Taxes	33,178	(3,034)	30,144
Stockholders' Equity:
Retained earnings	$670,691	$(7,428)	$663,263

	Adoption of ASC 842 as of January 1, 2019	New Leases	Modifications (1)	Amortization	As Reported June 30, 2019
	(In thousands)
Right-of-Use Assets:
Finance Leases	$18,948	$38	$21,514	$(1,572)	$38,928
Operating Leases	387,970	—	(33,710)	(20,735)	333,525
Total Right-of-Use Assets	$406,918	$38	$(12,196)	$(22,307)	$372,453

Current Lease Liabilities:
Finance Leases	$728	$3	$4,552	$(133)	$5,150
Operating Leases	48,104	89	(1,615)	(2,101)	44,477
Total Current Lease Liabilities	$48,832	$92	$2,937	$(2,234)	$49,627

Long-Term Lease Liabilities:
Finance Leases	$19,829	$35	$16,935	$(579)	$36,220
Operating Leases	350,818	—	(32,200)	(19,609)	299,009
Total Long-Term Lease Liabilities	$370,647	$35	$(15,265)	$(20,188)	$335,229
(1) Includes the impact of remeasurements related to lease terminations and changes in assumptions around the probability of exercise of extension options.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Expense	(In thousands)
Finance lease expense:
Amortization of right-of-use assets	$862	$1,572
Interest on lease liabilities	1,339	2,515
Operating lease expense (1)	17,057	35,054
Short-term lease expense (1)	473	900
Variable lease expense	683	797
Sublease income	(3,806)	(7,384)
Total	$16,608	$33,454
(1) Included in operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$502	$782
Operating cash flows for finance leases	$1,339	$2,515
Operating cash flows for operating leases	$18,315	$36,784
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$9,290	$19,273
Operating leases (1)	$1,541	$(9,170)

(1) Includes the impact of reclassification of right-of-use assets from operating leases to finance leases due to remeasurement.

June 30, 2019
Other Information
Weighted-average remaining lease term (in years):
Finance leases	11.22
Operating leases	9.66
Weighted-average discount rate:
Finance leases	18.33%
Operating leases	6.87%

	Undiscounted Lease Cash Flows Under ASC 842 as of June 30, 2019
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
2019	$6,965	$33,956	$(8,045)
2020	6,535	63,257	(11,545)
2021	6,667	55,960	(9,299)
2022	6,667	48,103	(6,612)
2023	6,719	46,335	(6,612)
Thereafter	49,922	235,548	(9,744)
Total	$83,475	$483,159	$(51,857)

Less: Present value discount	(42,105)	(139,673)
Lease liabilities	$41,370	$343,486
For comparison purposes the following table provides the future minimum lease payments as presented in our Annual Report on Form 10-K for the year ended December 31, 2018 in accordance with ASC 840, “Leases,”.

	Undiscounted Lease Cash Flows Under ASC 842 as of December 31, 2018
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Variable lease payments associated with our leases are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense in our consolidated financial statements of income in the same line item as expense arising from fixed lease payments (operating leases) or amortization of the ROU asset (finance leases).
ROU assets for operating and finance leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC 360, “Property, Plant, and Equipment,” to determine whether an ROU asset is impaired and, if so, the amount of the impairment loss to recognize.
The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance, is recorded in profit or loss.
Key estimates and judgments include how we determine: (1) the discount rate used to discount the unpaid lease payments to present value; (2) the expected lease term, including any extension options; and (3) future lease payments.
ASC 842, “Leases,” requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, we cannot determine the interest rate implicit in the lease because we do not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, we generally use our incremental borrowing rate as the discount rate for the lease. We determined the discount rate for our leases based on the risk-free rate as of the measurement date for varying maturities corresponding to the remaining lease term, adjusted for the risk-premium attributed to Sonic’s corporate credit rating for a secured or collateralized instrument.
Many of our lease arrangements have one or multiple options to extend the lease term (typically five- to ten-year options), which were considered in the calculation of the ROU assets and lease liabilities if it was reasonably certain that an extension option would be exercised. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by our option to extend the lease that we are reasonably certain to exercise. We determined the probability of the exercise of a lease extension option based on our long-term strategic business outlook and the condition and remaining useful life of the fixed assets at the location subject to the lease agreement, among other factors.
The majority of our lease agreements require fixed monthly payments (subject to either specific or index-based escalations in future periods) while other agreements require variable lease payments based on changes in the London Interbank Offer Rate (“LIBOR”). Lease payments included in the measurement of the lease liability comprise the: (1) fixed payments, including in-substance fixed payments, owed over the lease term, which include termination penalties we would owe if the lease term assumes Company exercise of a termination option; (2) variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date; and (3) the exercise price of our option to purchase the underlying asset if we are reasonably certain to exercise the option. Our leases do not typically contain residual value guarantees.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In certain situations, we have entered into sublease agreements whereby we sublease all or a portion of a leased real estate asset to a third party. To the extent that we have a sublease related to a lease agreement for an asset that we are no longer using in operations, we have reduced the ROU asset by the net deficiency in expected cash flows from that sublease (either due to partial monthly sublease proceeds or a sublease term less than the remaining master lease term). As of December 31, 2018, the net liability related to these lease exit accruals was approximately $4.6 million as discussed in Note 7, “Commitments and Contingencies.” Upon the adoption of ASC 842, “Leases,” this balance was reclassified from other accrued liabilities and other long-term liabilities to a reduction in right-of-use assets in the accompanying unaudited condensed consolidated balance sheets.
Prior to the adoption of ASC 842, “Leases,” we had recorded definite life intangible assets related to favorable lease assets acquired in business combinations. As of December 31, 2018, the net unamortized balance related to these definite life intangible assets was approximately $4.0 million. Upon adoption of ASC 842, “Leases,” this balance was reclassified from other intangible assets, net to right-of-use assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and continues to be amortized over the remaining lease term.
As part of the lease standard implementation process, we assessed our existing real estate and equipment lease agreements, identified certain lease components embedded within existing service contracts, evaluated transition guidance and practical expedient elections, implemented lease accounting software and designed internal controls over lease accounting under the new standard.
In August 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815, “Derivatives and Hedging.” This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effects of this ASU did not materially impact our consolidated financial statements.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Receivables, net in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 include approximately $4.8 million and $4.7 million, respectively, related to work in process and contract assets related to F&I retro revenues of approximately $5.9 million and $5.4 million, respectively. Changes in contract assets from December 31, 2018 to June 30, 2019 were primarily due to ordinary business activity. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of our revenue recognition policies and processes.
Income Tax Expense – The overall effective tax rate from continuing operations was 27.4% and 29.6% for the three and six months ended June 30, 2019, respectively, and 32.4% and 29.7% for the three and six months ended June 30, 2018. Income tax expense for the three months ended June 30, 2019 includes a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Income tax expense for the six months ended June 30, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Income tax expense for the three months ended June 30, 2018 includes a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions during the period. Income tax expense for the six months ended June 30, 2018 includes a $0.9 million discrete benefit related to vested or exercised stock compensation awards, offset partially by a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions during the period. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26.0% to 29.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans, in addition to Class A Common Stock purchase warrants.
2. Business Dispositions
We disposed of one luxury franchised dealership and three mid-line import franchised dealerships during the six months ended June 30, 2019 that generated net cash of approximately $121.3 million. We disposed of two luxury franchised dealerships and four mid-line import franchised dealerships during the six months ended June 30, 2018 that generated net cash of approximately $122.4 million. Additionally, we terminated one luxury franchised dealership and ceased operations at a previously acquired pre-owned store in Florida during the six months ended June 30, 2018.
Revenues and other activities associated with disposed franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Income (loss) from operations	$(339)	$739	$(1,842)	$(5,505)
Gain (loss) on disposal	(356)	38,422	46,394	39,613
Lease exit accrual adjustments and charges	—	2	169	(18)
Pre-tax income (loss)	$(695)	$39,163	$44,721	$34,090
Total revenues	$—	$30,751	$26,473	$108,777

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues and other activities associated with disposed franchised dealerships classified as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Income (loss) from operations	$(213)	$(191)	$(393)	$(330)
Lease exit accrual adjustments and charges	—	(106)	—	(215)
Pre-tax income (loss)	$(213)	$(297)	$(393)	$(545)
Total revenues	$—	$—	$—	$—
3. Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
New vehicles	$1,001,471	$1,027,727
Used vehicles	311,417	293,179
Service loaners	147,451	141,542
Parts, accessories and other	61,228	66,013
Net inventories	$1,521,567	$1,528,461

4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Land	$382,349	$381,527
Building and improvements (1)	994,101	989,872
Software and computer equipment	97,258	116,348
Parts and service equipment	119,895	108,040
Office equipment and fixtures	107,392	96,622
Company vehicles	9,207	9,139
Construction in progress	32,390	59,523
Total, at cost	1,742,592	1,761,071
Less accumulated depreciation	(589,108)	(575,720)
Subtotal	1,153,484	1,185,351
Less assets held for sale (2)	(22,542)	(6,862)
Property and equipment, net	$1,130,942	$1,178,489
(1) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease assets have been reclassified from property and equipment, net, to right-of-use assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019.
(2) Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and six months ended June 30, 2019, capital expenditures were approximately $20.6 million and $51.2 million, respectively, and in the three and six months ended June 30, 2018, capital expenditures were approximately $33.9 million and $99.6 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of June 30, 2019 and December 31, 2018 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
There were no impairment charges for the three months ended June 30, 2019. Impairment charges for the six months ended June 30, 2019 were approximately $2.0 million, related to the fair value adjustment of long-lived assets held for sale

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
related to real estate at former EchoPark locations. Impairment charges for the three and six months ended June 30, 2018 were approximately $10.3 million and $14.0 million, respectively, which include the write-off of certain costs associated with internally developed software as well as the write-off of capitalized costs associated with the abandonment of certain construction projects.
5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $487.3 million and $509.6 million as of June 30, 2019 and December 31, 2018, respectively. The carrying amount of goodwill is net of accumulated impairment losses of approximately $797.6 million as of both June 30, 2019 and December 31, 2018. The carrying amount of franchise assets was approximately $64.3 million and $65.7 million as of June 30, 2019 and December 31, 2018, respectively. The changes in the carrying amount of both goodwill and franchise assets are related to the disposition of several franchised dealerships during the six months ended June 30, 2019. At December 31, 2018, we had approximately $4.0 million of definite life intangible assets related to favorable lease agreements. As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing definite life intangible assets have been reclassified from other intangible assets, net to right-of-use assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019.
6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$—
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	208,788	215,196
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	175,933	180,959
Other (2)	—	20,589
Subtotal	$923,994	$956,017
Debt issuance costs	(9,743)	(10,934)
Total debt	$914,251	$945,083
Less current maturities of long-term debt	(62,968)	(26,304)
Long-term debt	$851,283	$918,779
(1) The interest rate on the 2016 Revolving Credit Facility (as defined below) was 200 basis points and 250 basis points above LIBOR at June 30, 2019 and December 31, 2018, respectively.
(2) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease liabilities have been reclassified from current maturities of long-term debt and long-term debt to current lease liabilities and long-term lease liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019.
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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. As of June 30, 2019, the 2016 Revolving Borrowing Base was approximately $217.2 million based on balances as of such date. As of June 30, 2019, we had no outstanding borrowings and approximately $14.6 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $202.6 million under the 2016 Revolving Credit Facility.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
We may redeem the remaining outstanding 5.0% Notes, in whole or in part, at any time on at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%
The indenture governing the 5.0% Notes provides that holders of the 5.0% Notes may require us to repurchase the 5.0% Notes at a purchase price equal to 101.0% of the aggregate principal amount of the 5.0% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 5.0% Notes).
The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 5.0% Notes. We were in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of June 30, 2019.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Before March 15, 2022, we may redeem all or a part of the 6.125% Notes at a redemption price equal to 100.0% of the principal amount of the 6.125% Notes redeemed, plus the Applicable Premium (as defined in the indenture governing the 6.125% Notes) and any accrued and unpaid interest, if any, to the redemption date. In addition, on or before March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 6.125% Notes at a redemption price equal to 106.125% of the aggregate principal amount of the 6.125% Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date with proceeds from certain equity offerings. The indenture governing the 6.125% Notes also provides that holders of the 6.125% Notes may require us to repurchase the 6.125% Notes at a purchase price equal to 101.0% of the aggregate principal amount of the 6.125% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 6.125% Notes).
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of June 30, 2019.
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
Mortgage Notes
As of June 30, 2019, the weighted-average interest rate was 4.64% and the total outstanding mortgage principal balance was approximately $384.7 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2019 and 2033.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We were in compliance with the financial covenants under the 2016 Credit Facilities as of June 30, 2019. The financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
June 30, 2019 actual	1.17	1.55	4.20
The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2019, we had approximately $206.8 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2019.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2019, the ratio was 4.50 to 1.00.
Derivative Instruments and Hedging Activities
Prior to March 9, 2018, we had outstanding interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate (these interest rate cash flow swap agreements were terminated on March 9, 2018 with a net $4.8 million payment to us from the counterparties that is being amortized into interest expense, other, net in the accompanying unaudited condensed consolidated statements of income over the initial term of the interest rate swap agreements). As of both June 30, 2019 and December 31, 2018, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cash flow swap agreements and interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.8 million and $1.9 million in the years ended December 31, 2018 and 2017, respectively, upon entering into new interest rate cap agreements. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $4.3 million and $4.6 million as of June 30, 2019 and December 31, 2018, respectively, and will be amortized into interest expense, other, net in the accompanying unaudited condensed consolidated statements of income over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions at June 30, 2019 was a net asset of approximately $0.7 million, with approximately $0.4 million included in other current assets and approximately $0.3 million included in other assets in the accompanying unaudited condensed consolidated balance sheets. The fair value of the outstanding interest rate cap positions at December 31, 2018 was a net asset of approximately $4.8 million, with approximately $1.8 million included in other current assets and approximately $3.0 million included in other assets in the accompanying unaudited condensed consolidated balance sheets.
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
(2) The one-month LIBOR rate was approximately 2.398% at June 30, 2019.

The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying unaudited condensed consolidated statements of cash flows. The incremental interest income (the excess of interest received above the cap rate) related to interest rate caps was approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and is included in interest expense, other, net in the accompanying unaudited condensed consolidated statements of income and disclosed in the supplemental disclosures of cash flow information in the accompanying unaudited condensed consolidated statements of cash flows. The incremental interest expense (the excess of interest paid over interest received on interest rate swaps, offset partially by interest received above the cap rate) related to interest rate swaps and interest rate caps was approximately $0 and $0.1 million for the three and six months ended June 30, 2018, respectively, and is included in interest expense, other, net in the accompanying unaudited condensed consolidated statements of income, and disclosed in the supplemental disclosures of cash flow information in the accompanying unaudited condensed consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $2.4 million.
7. Commitments and Contingencies
Lease Exit Accruals
A significant number of our dealership properties are leased under long-term operating lease arrangements. Prior to January 1, 2019, when leased properties were no longer utilized in operations, we recorded lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a facility is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2018, the net liability related to these lease exit accruals was approximately $4.6 million. As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing lease exit accruals have been reclassified from other accrued liabilities and other long-term liabilities to a reduction in right-of-use assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019. Since January 1, 2019, ROU assets have been evaluated for impairment consistent with the guidance of ASC 842, “Leases,” which is similar to our historical practice of recording lease exit accruals. However, since January 1, 2019, instead of recording lease exit accruals, the result has been the reduction of the related ROU asset as an impairment charge.
A summary of the activity of operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2018	$4,634
Effect of adoption of ASC 842, “Leases”	(4,634)
Balance at June 30, 2019	$—
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019 was approximately $1.4 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accompanying unaudited condensed consolidated balance sheet as of December 31, 2018 was approximately $2.1 million and $0.3 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $28.0 million and $13.2 million at June 30, 2019 and December 31, 2018, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2019.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $4.3 million at both June 30, 2019 and December 31, 2018.
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
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2019	December 31, 2018
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$31,836	$31,395
Interest rate caps designated as hedges (2)	703	4,839
Total assets	$32,539	$36,234

Liabilities:
Deferred compensation plan (3)	$17,602	$19,848
Total liabilities	$17,602	$19,848
(1) Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2) As of June 30, 2019, approximately $0.4 million and $0.3 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2018, approximately $1.8 million and $3.0 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets.
(3) Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were no instances during the six months ended June 30, 2019 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019 has not changed since December 31, 2018. These assets will be evaluated as of the annual valuation assessment date of October 1, 2019 or as events or changes in circumstances require.
As of June 30, 2019 and December 31, 2018, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At June 30, 2019 and December 31, 2018, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
5.0% Notes (1)	$290,719	$289,273	$262,515	$289,273
6.125% Notes (1)	$246,250	$250,000	$216,250	$250,000
Mortgage Notes (2)	$210,435	$208,788	$218,402	$215,196
Other (2) (3)	$—	$—	$20,437	$20,588
(1) As determined by market quotations as of June 30, 2019 and December 31, 2018, respectively (Level 1).
(2) As determined by discounted cash flows (Level 3) based on estimated current market interest rates for comparable instruments.
(3) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease liabilities have been reclassified from current maturities of long-term debt and long-term debt to current lease liabilities and long-term lease liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2018	$3,034	$1,199	$4,233
Other comprehensive income (loss) before reclassifications (1)	(1,988)	—	(1,988)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(1,285)	—	(1,285)
Net current-period other comprehensive income (loss)	(3,273)	—	(3,273)
Balance at June 30, 2019	$(239)	$1,199	$960
(1) Net of tax benefit of $871 related to losses on cash flow hedges.
(2) Net of tax benefit of $525 related to losses on cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018.
10. Segment Information
As of June 30, 2019, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) pre-owned vehicle specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles (the “EchoPark Segment”).
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
Reportable segment revenues and segment income (loss) for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Franchised Dealerships Segment	$2,322,400	$2,325,583	$4,461,971	$4,594,852
EchoPark Segment	291,681	180,166	541,248	311,671
Total consolidated revenues	$2,614,081	$2,505,749	$5,003,219	$4,906,523

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$48,326	$66,049	$121,856	$89,885
EchoPark Segment (3)	2,129	(27,347)	2,688	(41,672)
Total segment income (loss)	50,455	38,702	124,544	48,213
Interest expense, other, net	(13,628)	(13,375)	(26,481)	(26,831)
Other income (expense), net	(5)	17	95	106
Income (loss) from continuing operations before taxes	$36,822	$25,344	$98,158	$21,488

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the three months ended June 30, 2018, the above amount includes approximately $38.0 million of net gain on the disposal of franchised dealerships and approximately $2.6 million of benefit related to lease exit adjustments, offset partially by approximately $10.3 million of impairment expense and approximately $3.1 million of storm-related physical damage and legal costs.
For the six months ended June 30, 2019, the above amount includes approximately $46.7 million of net gain on the disposal of franchised dealerships and approximately $6.3 million of executive transition costs. For the six months ended June 30, 2018, the above amount includes approximately $39.2 million of net gain on the disposal of franchised dealerships, offset partially by approximately $4.6 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges and approximately $14.0 million of impairment expense.

(3) For the three months ended June 30, 2018, the above amount includes approximately $23.3 million of non-recurring compensation-related charges.

For the six months ended June 30, 2019, the above amount includes approximately $1.9 million of impairment expense. For the six months ended June 30, 2018, the above amount includes approximately $32.5 million of non-recurring compensation-related charges.

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
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two operating segments as of June 30, 2019: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2019, we operated 92 stores in the Franchised Dealerships Segment and eight stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 104 new vehicle franchises (representing 23 different brands of cars and light trucks) and 15 collision repair centers in 13 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of June 30, 2019, we had three EchoPark stores in operation in Colorado, four in Texas and one in North Carolina. We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests.
Executive Summary
The U.S. retail automotive industry’s total new vehicle seasonally adjusted annual rate of sales (“SAAR”) decreased 1.2%, to 17.0 million vehicles, in the three months ended June 30, 2019, compared to 17.2 million vehicles in the three months ended June 30, 2018, according to data from Bloomberg Financial Markets, provided by Stephens Inc. For 2019, analysts’ average industry expectation for the new vehicle SAAR ranges from 16.8 million to 17.0 million vehicles. We currently estimate the 2019 new vehicle SAAR will be between 16.5 million and 17.0 million vehicles. Changes in consumer confidence, replacement demand as a result of natural disasters, availability of consumer financing, manufacturer inventory production levels or incentive levels from automotive manufacturers could cause actual 2019 new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. As a result of our minimal fleet new vehicle unit sales volume, we believe it is appropriate to compare our new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 13.5 million vehicles for the three months ended June 30, 2019, a decrease of 0.7% from the prior year period, and 13.1 million vehicles for the six months ended June 30, 2019, a decrease of 3.0% from the prior year period.
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores since June 30, 2018, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2019 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
New vehicle revenue increased 2.6% during the three months ended June 30, 2019, due to higher average selling prices, offset partially by a 2.4% decrease in new vehicle unit sales volume, and decreased 0.9% during the six months ended June 30,

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2019, driven primarily by a 5.2% decrease in new vehicle unit sales volume. New vehicle gross profit increased 1.6% during the three months ended June 30, 2019, driven primarily by a 4.1% increase in new vehicle gross profit per unit, and decreased 0.5% during the six months ended June 30, 2019, offset partially by a 5.0% increase in new vehicle gross profit per unit. New vehicle gross profit per unit increased $78 per unit, or 4.1%, to $1,983 per unit in the three months ended June 30, 2019, and increased $98 per unit, or 5.0%, to $2,059 per unit in the six months ended June 30, 2019.
Retail used vehicle revenue increased 13.5% and 14.1% during the three and six months ended June 30, 2019, respectively. Retail used vehicle unit sales volume increased 13.5% during both the three and six months ended June 30, 2019, primarily driven by increased volumes at our franchised dealerships and EchoPark stores. Retail used vehicle unit sales volume at our EchoPark stores increased 42.9% and 55.8% in the three and six months ended June 30, 2019, respectively, and increased 6.1% and 4.2% at our franchised dealerships in the three and six months ended June 30, 2019, respectively. Retail used vehicle gross profit decreased 0.4% during the three months ended June 30, 2019, primarily driven by lower retail used vehicle gross profit per unit as a result of the increasing impact of the EchoPark inventory acquisition and pricing strategy on consolidated results as EchoPark unit sales volume continues to grow. Retail used vehicle gross profit increased 1.2% during the six months ended June 30, 2019, primarily driven by an increase in retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $125 per unit, or 12.2%, to $897 per unit in the three months ended June 30, 2019 and decreased $112 per unit, or 10.8%, to $921 per unit in the six months ended June 30, 2019, driven primarily by a shift in the inventory acquisition and pricing strategy at our EchoPark stores which reduces front-end gross profit per unit but increases unit sales volume and F&I gross profit, more than offsetting the decrease in front-end gross profit. Wholesale vehicle gross loss decreased approximately $2.4 million during the three months ended June 30, 2019, primarily driven by a decrease in wholesale vehicle gross loss per unit of $335, or 81.3%. Wholesale vehicle gross loss decreased approximately $5.2 million during the six months ended June 30, 2019, primarily driven by higher wholesale vehicle gross loss in the first quarter of 2018 as a result of market pricing declines, inventory supply and allocation challenges related to the Houston market following the effects of Hurricane Harvey. We focus on maintaining used vehicle inventory days’ supply in the 30 to 40 day range in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 28 and 29 days as of June 30, 2019 and 2018, respectively.
Fixed Operations revenue increased 6.0% and 4.2% during the three and six months ended June 30, 2019, respectively. Fixed Operations gross profit increased 6.4% and 4.2% during the three and six months ended June 30, 2019, respectively, driven primarily by a 7.9% and 6.6% increase in customer pay (as hereinafter defined) gross profit, respectively. Fixed Operations gross margin increased 20-basis points, to 48.2%, during the three months ended June 30, 2019 and was 48.0%, flat for the six months ended June 30, 2019.
F&I revenue increased 13.6% and 13.8% during the three and six months ended June 30, 2019, respectively, driven primarily by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $108 per unit, or 7.0%, to $1,644 per unit, for the three months ended June 30, 2019, and increased $127 per unit, or 8.4%, to $1,631 per unit, for the six months ended June 30, 2019. We believe that our proprietary software applications, playbook processes, customer-centric selling approach and our EchoPark inventory acquisition and pricing strategy enable us to maximize gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.
The tables below list other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of income:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Amounts are before the effect of income taxes)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Income Statement Line Impacted
	(In thousands)
Gain on franchise disposals	$—	$—	$—	$38,048	$—	$38,048	SG&A expenses
Long-term compensation charges	—	—	—	—	(23,333)	(23,333)	SG&A expenses
Impairment charges	—	—	—	(10,315)	—	(10,315)	Impairment charges
Lease exit adjustments	—	—	—	2,579	—	2,579	SG&A expenses
Legal and storm damage charges	—	—	—	(3,064)	—	(3,064)	SG&A expenses

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Amounts are before the effect of income taxes)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Income Statement Line Impacted
	(In thousands)
Gain on franchise disposals	$46,680	$—	$46,680	$39,239	$—	$39,239	SG&A expenses
Executive transition costs	(6,264)	—	(6,264)	—	—	—	SG&A expenses
Long-term compensation charges	—	—	—	—	(32,522)	(32,522)	SG&A expenses
Impairment charges	—	(1,926)	(1,926)	(13,876)	(82)	(13,958)	Impairment charges
Lease exit adjustments	—	—	—	(2,235)	—	(2,235)	SG&A expenses
Legal and storm damage charges	—	—	—	(4,564)	—	(4,564)	SG&A expenses

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2019	2018	2019	2018
Luxury:
BMW	24.0%	19.3%	22.7%	19.2%
Mercedes	12.0%	11.1%	12.1%	11.0%
Audi	6.9%	6.6%	6.8%	6.4%
Lexus	4.6%	6.1%	4.8%	5.7%
Land Rover	4.1%	4.3%	4.5%	4.6%
Porsche	2.6%	2.4%	2.9%	2.4%
Cadillac	2.4%	2.3%	2.3%	2.4%
MINI	1.1%	1.3%	1.1%	1.3%
Other luxury (1)	2.8%	3.1%	2.8%	2.9%
Total Luxury	60.5%	56.5%	60.0%	55.9%
Mid-line Import:
Honda	16.5%	17.1%	16.5%	17.4%
Toyota	9.4%	10.4%	9.4%	10.6%
Volkswagen	1.6%	2.1%	1.6%	2.1%
Hyundai	1.6%	1.6%	1.6%	1.5%
Other imports (2)	0.8%	1.9%	1.4%	1.8%
Total Mid-line Import	29.9%	33.1%	30.5%	33.4%
Domestic:
Ford	5.0%	5.6%	4.9%	6.0%
General Motors (“GM”) (3)	4.6%	4.8%	4.6%	4.7%
Total Domestic	9.6%	10.4%	9.5%	10.7%
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes Volvo, Acura, Infiniti and Jaguar.
(2) Includes Nissan, Kia and Subaru.
(3) Includes Buick, Chevrolet and GMC.
Results of Operations
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores since June 30, 2018, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2019 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

Results of Operations – Consolidated
New Vehicles – Consolidated
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

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2019	2018	% Change	2019	2018	% Change
	(In millions of vehicles)
Retail SAAR (1)	13.5	13.6	(0.7)%	13.1	13.5	(3.0)%
Fleet SAAR	3.5	3.6	(2.8)%	3.9	3.6	8.3%
Total SAAR (2)	17.0	17.2	(1.2)%	17.0	17.1	(0.6)%
(1) Source: PIN from J.D. Power
(2) Source: Bloomberg Financial Markets, provided by Stephens Inc.
The following tables provide a reconciliation of consolidated same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,200,352	$1,170,278	$30,074	2.6%
Acquisitions, open points and dispositions	4,402	68,293	(63,891)	NM
Total as reported	$1,204,754	$1,238,571	$(33,817)	(2.7)%
Total new vehicle gross profit:
Same store	$55,803	$54,904	$899	1.6%
Acquisitions, open points and dispositions	597	2,364	(1,767)	NM
Total as reported	$56,400	$57,268	$(868)	(1.5)%
Total new vehicle unit sales:
Same store	28,134	28,826	(692)	(2.4)%
Acquisitions, open points and dispositions	62	2,051	(1,989)	NM
Total as reported	28,196	30,877	(2,681)	(8.7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,248,029	$2,267,998	$(19,969)	(0.9)%
Acquisitions, open points and dispositions	23,059	151,418	(128,359)	NM
Total as reported	$2,271,088	$2,419,416	$(148,328)	(6.1)%
Total new vehicle gross profit:
Same store	$108,763	$109,282	$(519)	(0.5)%
Acquisitions, open points and dispositions	1,433	4,785	(3,352)	NM
Total as reported	$110,196	$114,067	$(3,871)	(3.4)%
Total new vehicle unit sales:
Same store	52,829	55,736	(2,907)	(5.2)%
Acquisitions, open points and dispositions	564	4,641	(4,077)	NM
Total as reported	53,393	60,377	(6,984)	(11.6)%
NM = Not Meaningful
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,204,754	$1,238,571	$(33,817)	(2.7)%
Gross profit	$56,400	$57,268	$(868)	(1.5)%
Unit sales	28,196	30,877	(2,681)	(8.7)%
Revenue per unit	$42,728	$40,113	$2,615	6.5%
Gross profit per unit	$2,000	$1,855	$145	7.8%
Gross profit as a % of revenue	4.7%	4.6%	10	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$2,271,088	$2,419,416	$(148,328)	(6.1)%
Gross profit	$110,196	$114,067	$(3,871)	(3.4)%
Unit sales	53,393	60,377	(6,984)	(11.6)%
Revenue per unit	$42,535	$40,072	$2,463	6.1%
Gross profit per unit	$2,064	$1,889	$175	9.3%
Gross profit as a % of revenue	4.9%	4.7%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,200,352	$1,170,278	$30,074	2.6%
Gross profit	$55,803	$54,904	$899	1.6%
Unit sales	28,134	28,826	(692)	(2.4)%
Revenue per unit	$42,666	$40,598	$2,068	5.1%
Gross profit per unit	$1,983	$1,905	$78	4.1%
Gross profit as a % of revenue	4.6%	4.7%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$2,248,029	$2,267,998	$(19,969)	(0.9)%
Gross profit	$108,763	$109,282	$(519)	(0.5)%
Unit sales	52,829	55,736	(2,907)	(5.2)%
Revenue per unit	$42,553	$40,692	$1,861	4.6%
Gross profit per unit	$2,059	$1,961	$98	5.0%
Gross profit as a % of revenue	4.8%	4.8%	—	bps

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provides a reconciliation of consolidated same store basis and reported basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$826,666	$728,393	$98,273	13.5%
Acquisitions, open points and dispositions	58,961	34,179	24,782	NM
Total as reported	$885,627	$762,572	$123,055	16.1%
Total used vehicle gross profit:
Same store	$34,540	$34,677	$(137)	(0.4)%
Acquisitions, open points and dispositions	2,189	2,632	(443)	NM
Total as reported	$36,729	$37,309	$(580)	(1.6)%
Total used vehicle unit sales:
Same store	38,517	33,930	4,587	13.5%
Acquisitions, open points and dispositions	2,941	1,849	1,092	NM
Total as reported	41,458	35,779	5,679	15.9%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,591,287	$1,394,490	$196,797	14.1%
Acquisitions, open points and dispositions	114,705	77,128	37,577	NM
Total as reported	$1,705,992	$1,471,618	$234,374	15.9%
Total used vehicle gross profit:
Same store	$68,263	$67,477	$786	1.2%
Acquisitions, open points and dispositions	5,473	6,603	(1,130)	NM
Total as reported	$73,736	$74,080	$(344)	(0.5)%
Total used vehicle unit sales:
Same store	74,126	65,293	8,833	13.5%
Acquisitions, open points and dispositions	5,795	4,225	1,570	NM
Total as reported	79,921	69,518	10,403	15.0%
NM = Not Meaningful
Our consolidated reported used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$885,627	$762,572	$123,055	16.1%
Gross profit	$36,729	$37,309	$(580)	(1.6)%
Unit sales	41,458	35,779	5,679	15.9%
Revenue per unit	$21,362	$21,313	$49	0.2%
Gross profit per unit	$886	$1,043	$(157)	(15.1)%
Gross profit as a % of revenue	4.1%	4.9%	(80)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,705,992	$1,471,618	$234,374	15.9%
Gross profit	$73,736	$74,080	$(344)	(0.5)%
Unit sales	79,921	69,518	10,403	15.0%
Revenue per unit	$21,346	$21,169	$177	0.8%
Gross profit per unit	$923	$1,066	$(143)	(13.4)%
Gross profit as a % of revenue	4.3%	5.0%	(70)	bps

Our consolidated same store used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$826,666	$728,393	$98,273	13.5%
Gross profit	$34,540	$34,677	$(137)	(0.4)%
Unit sales	38,517	33,930	4,587	13.5%
Revenue per unit	$21,462	$21,468	$(6)	—%
Gross profit per unit	$897	$1,022	$(125)	(12.2)%
Gross profit as a % of revenue	4.2%	4.8%	(60)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,591,287	$1,394,490	$196,797	14.1%
Gross profit	$68,263	$67,477	$786	1.2%
Unit sales	74,126	65,293	8,833	13.5%
Revenue per unit	$21,467	$21,357	$110	0.5%
Gross profit per unit	$921	$1,033	$(112)	(10.8)%
Gross profit as a % of revenue	4.3%	4.8%	(50)	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of consolidated same store basis and reported basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$48,270	$48,127	$143	0.3%
Acquisitions, open points and dispositions	1,769	5,621	(3,852)	NM
Total as reported	$50,039	$53,748	$(3,709)	(6.9)%
Total wholesale vehicle gross profit (loss):
Same store	$(631)	$(3,074)	$2,443	79.5%
Acquisitions, open points and dispositions	(82)	(283)	201	NM
Total as reported	$(713)	$(3,357)	$2,644	78.8%
Total wholesale vehicle unit sales:
Same store	8,230	7,460	770	10.3%
Acquisitions, open points and dispositions	416	982	(566)	NM
Total as reported	8,646	8,442	204	2.4%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$101,394	$108,446	$(7,052)	(6.5)%
Acquisitions, open points and dispositions	3,416	10,702	(7,286)	NM
Total as reported	$104,810	$119,148	$(14,338)	(12.0)%
Total wholesale vehicle gross profit (loss):
Same store	$(1,773)	$(6,955)	$5,182	74.5%
Acquisitions, open points and dispositions	(206)	(826)	620	NM
Total as reported	$(1,979)	$(7,781)	$5,802	74.6%
Total wholesale vehicle unit sales:
Same store	16,618	16,327	291	1.8%
Acquisitions, open points and dispositions	675	1,795	(1,120)	NM
Total as reported	17,293	18,122	(829)	(4.6)%
NM = Not Meaningful
Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$50,039	$53,748	$(3,709)	(6.9)%
Gross profit (loss)	$(713)	$(3,357)	$2,644	78.8%
Unit sales	8,646	8,442	204	2.4%
Revenue per unit	$5,788	$6,367	$(579)	(9.1)%
Gross profit (loss) per unit	$(82)	$(398)	$316	79.4%
Gross profit (loss) as a % of revenue	(1.4)%	(6.2)%	480	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$104,810	$119,148	$(14,338)	(12.0)%
Gross profit (loss)	$(1,979)	$(7,781)	$5,802	74.6%
Unit sales	17,293	18,122	(829)	(4.6)%
Revenue per unit	$6,061	$6,575	$(514)	(7.8)%
Gross profit (loss) per unit	$(114)	$(429)	$315	73.4%
Gross profit (loss) as a % of revenue	(1.9)%	(6.5)%	460	bps

Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$48,270	$48,127	$143	0.3%
Gross profit (loss)	$(631)	$(3,074)	$2,443	79.5%
Unit sales	8,230	7,460	770	10.3%
Revenue per unit	$5,865	$6,451	$(586)	(9.1)%
Gross profit (loss) per unit	$(77)	$(412)	$335	81.3%
Gross profit (loss) as a % of revenue	(1.3)%	(6.4)%	510	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$101,394	$108,446	$(7,052)	(6.5)%
Gross profit (loss)	$(1,773)	$(6,955)	$5,182	74.5%
Unit sales	16,618	16,327	291	1.8%
Revenue per unit	$6,101	$6,642	$(541)	(8.1)%
Gross profit (loss) per unit	$(107)	$(426)	$319	74.9%
Gross profit (loss) as a % of revenue	(1.7)%	(6.4)%	470	bps
For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment” and “Wholesale Vehicles – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Fixed Operations – Consolidated
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

We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to add service capacity at our dealerships and stores to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term,

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

The following tables provide a reconciliation of consolidated same store basis and reported basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$352,385	$332,282	$20,103	6.0%
Acquisitions, open points and dispositions	2,927	14,472	(11,545)	NM
Total as reported	$355,312	$346,754	$8,558	2.5%
Total Fixed Operations gross profit:
Same store	$169,794	$159,577	$10,217	6.4%
Acquisitions, open points and dispositions	752	7,474	(6,722)	NM
Total as reported	$170,546	$167,051	$3,495	2.1%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$687,573	$659,839	$27,734	4.2%
Acquisitions, open points and dispositions	9,169	38,673	(29,504)	NM
Total as reported	$696,742	$698,512	$(1,770)	(0.3)%
Total Fixed Operations gross profit:
Same store	$329,802	$316,447	$13,355	4.2%
Acquisitions, open points and dispositions	3,980	20,232	(16,252)	NM
Total as reported	$333,782	$336,679	$(2,897)	(0.9)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$142,113	$140,351	$1,762	1.3%
Warranty	69,809	63,888	5,921	9.3%
Wholesale parts	40,027	40,844	(817)	(2.0)%
Internal, sublet and other	103,363	101,671	1,692	1.7%
Total revenue	$355,312	$346,754	$8,558	2.5%
Gross profit
Customer pay	$77,652	$75,100	$2,552	3.4%
Warranty	39,039	35,871	3,168	8.8%
Wholesale parts	6,872	6,900	(28)	(0.4)%
Internal, sublet and other	46,983	49,180	(2,197)	(4.5)%
Total gross profit	$170,546	$167,051	$3,495	2.1%
Gross profit as a % of revenue
Customer pay	54.6%	53.5%	110	bps
Warranty	55.9%	56.1%	(20)	bps
Wholesale parts	17.2%	16.9%	30	bps
Internal, sublet and other	45.5%	48.4%	(290)	bps
Total gross profit as a % of revenue	48.0%	48.2%	(20)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$279,834	$282,706	$(2,872)	(1.0)%
Warranty	138,782	131,489	7,293	5.5%
Wholesale parts	79,325	83,345	(4,020)	(4.8)%
Internal, sublet and other	198,801	200,972	(2,171)	(1.1)%
Total revenue	$696,742	$698,512	$(1,770)	(0.3)%
Gross profit
Customer pay	$151,978	$151,449	$529	0.3%
Warranty	77,447	73,772	3,675	5.0%
Wholesale parts	13,668	14,165	(497)	(3.5)%
Internal, sublet and other	90,689	97,293	(6,604)	(6.8)%
Total gross profit	$333,782	$336,679	$(2,897)	(0.9)%
Gross profit as a % of revenue
Customer pay	54.3%	53.6%	70	bps
Warranty	55.8%	56.1%	(30)	bps
Wholesale parts	17.2%	17.0%	20	bps
Internal, sublet and other	45.6%	48.4%	(280)	bps
Total gross profit as a % of revenue	47.9%	48.2%	(30)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$141,061	$134,096	$6,965	5.2%
Warranty	70,283	62,323	7,960	12.8%
Wholesale parts	39,696	39,057	639	1.6%
Internal, sublet and other	101,345	96,806	4,539	4.7%
Total revenue	$352,385	$332,282	$20,103	6.0%
Gross profit
Customer pay	$77,079	$71,426	$5,653	7.9%
Warranty	39,247	34,874	4,373	12.5%
Wholesale parts	6,813	6,557	256	3.9%
Internal, sublet and other	46,655	46,720	(65)	(0.1)%
Total gross profit	$169,794	$159,577	$10,217	6.4%
Gross profit as a % of revenue
Customer pay	54.6%	53.3%	130	bps
Warranty	55.8%	56.0%	(20)	bps
Wholesale parts	17.2%	16.8%	40	bps
Internal, sublet and other	46.0%	48.3%	(230)	bps
Total gross profit as a % of revenue	48.2%	48.0%	20	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$277,155	$264,824	$12,331	4.7%
Warranty	137,720	126,537	11,183	8.8%
Wholesale parts	78,277	79,069	(792)	(1.0)%
Internal, sublet and other	194,421	189,409	5,012	2.6%
Total revenue	$687,573	$659,839	$27,734	4.2%
Gross profit
Customer pay	$150,513	$141,236	$9,277	6.6%
Warranty	76,859	70,778	6,081	8.6%
Wholesale parts	13,449	13,347	102	0.8%
Internal, sublet and other	88,981	91,086	(2,105)	(2.3)%
Total gross profit	$329,802	$316,447	$13,355	4.2%
Gross profit as a % of revenue
Customer pay	54.3%	53.3%	100	bps
Warranty	55.8%	55.9%	(10)	bps
Wholesale parts	17.2%	16.9%	30	bps
Internal, sublet and other	45.8%	48.1%	(230)	bps
Total gross profit as a % of revenue	48.0%	48.0%	—	bps

For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations – Franchised Dealerships Segment” and “Fixed Operations - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Consolidated
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

The following tables provide a reconciliation of consolidated same store basis and reported basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$108,818	$95,816	$13,002	13.6%
Acquisitions, open points and dispositions	9,531	8,288	1,243	NM
Total as reported	$118,349	$104,104	$14,245	13.7%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,644	$1,536	$108	7.0%
Reported	$1,710	$1,572	$138	8.8%

Total combined new and used retail unit sales:
Same store	66,210	62,363	3,847	6.2%
Acquisitions, open points and dispositions	3,003	3,875	(872)	NM
Total as reported	69,213	66,238	2,975	4.5%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$205,936	$180,977	$24,959	13.8%
Acquisitions, open points and dispositions	18,651	16,852	1,799	NM
Total as reported	$224,587	$197,829	$26,758	13.5%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,631	$1,504	$127	8.4%
Reported	$1,694	$1,532	$162	10.6%

Total combined new and used retail unit sales:
Same store	126,235	120,333	5,902	4.9%
Acquisitions, open points and dispositions	6,359	8,821	(2,462)	(27.9)%
Total as reported	132,594	129,154	3,440	2.7%
NM = Not Meaningful

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships since June 30, 2018, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2019 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
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

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for total new vehicles (combined retail and fleet data):

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,200,352	$1,170,278	$30,074	2.6%
Acquisitions, open points and dispositions	4,402	68,293	(63,891)	NM
Total as reported	$1,204,754	$1,238,571	$(33,817)	(2.7)%
Total new vehicle gross profit:
Same store	$55,803	$54,904	$899	1.6%
Acquisitions, open points and dispositions	597	2,364	(1,767)	NM
Total as reported	$56,400	$57,268	$(868)	(1.5)%
Total new vehicle unit sales:
Same store	28,134	28,826	(692)	(2.4)%
Acquisitions, open points and dispositions	62	2,051	(1,989)	NM
Total as reported	28,196	30,877	(2,681)	(8.7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,248,029	$2,267,998	$(19,969)	(0.9)%
Acquisitions, open points and dispositions	23,059	151,418	(128,359)	NM
Total as reported	$2,271,088	$2,419,416	$(148,328)	(6.1)%
Total new vehicle gross profit:
Same store	$108,763	$109,282	$(519)	(0.5)%
Acquisitions, open points and dispositions	1,433	4,785	(3,352)	NM
Total as reported	$110,196	$114,067	$(3,871)	(3.4)%
Total new vehicle unit sales:
Same store	52,829	55,736	(2,907)	(5.2)%
Acquisitions, open points and dispositions	564	4,641	(4,077)	NM
Total as reported	53,393	60,377	(6,984)	(11.6)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,204,754	$1,238,571	$(33,817)	(2.7)%
Gross profit	$56,400	$57,268	$(868)	(1.5)%
Unit sales	28,196	30,877	(2,681)	(8.7)%
Revenue per unit	$42,728	$40,113	$2,615	6.5%
Gross profit per unit	$2,000	$1,855	$145	7.8%
Gross profit as a % of revenue	4.7%	4.6%	10	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$2,271,088	$2,419,416	$(148,328)	(6.1)%
Gross profit	$110,196	$114,067	$(3,871)	(3.4)%
Unit sales	53,393	60,377	(6,984)	(11.6)%
Revenue per unit	$42,535	$40,072	$2,463	6.1%
Gross profit per unit	$2,064	$1,889	$175	9.3%
Gross profit as a % of revenue	4.9%	4.7%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,200,352	$1,170,278	$30,074	2.6%
Gross profit	$55,803	$54,904	$899	1.6%
Unit sales	28,134	28,826	(692)	(2.4)%
Revenue per unit	$42,666	$40,598	$2,068	5.1%
Gross profit per unit	$1,983	$1,905	$78	4.1%
Gross profit as a % of revenue	4.6%	4.7%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$2,248,029	$2,267,998	$(19,969)	(0.9)%
Gross profit	$108,763	$109,282	$(519)	(0.5)%
Unit sales	52,829	55,736	(2,907)	(5.2)%
Revenue per unit	$42,553	$40,692	$1,861	4.6%
Gross profit per unit	$2,059	$1,961	$98	5.0%
Gross profit as a % of revenue	4.8%	4.8%	—	bps

Franchised Dealerships Segment New Vehicles - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
New vehicle revenue increased 2.6% due to higher average selling prices, while new vehicle unit sales volume decreased 2.4%, driven primarily by decreases in new vehicle unit sales volume at our Ford, Honda and GM dealerships. New vehicle gross profit increased approximately $0.9 million, or 1.6%, primarily driven by increases in new vehicle gross profit at our BMW, Mercedes and Honda dealerships, offset partially by decreases in new vehicle gross profit at our Land Rover, Ford and GM dealerships. New vehicle gross profit per unit increased $78 per unit, or 4.1%, primarily driven by increases in new vehicle gross profit per unit at our BMW, Mercedes and Honda dealerships, offset partially by decreases in new vehicle gross profit per unit at our Land Rover, Ford and GM dealerships.
Franchised Dealerships Segment New Vehicles - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
New vehicle revenue decreased 0.9% and new vehicle unit sales volume decreased 5.2%, driven primarily by lower industry retail unit sales volume and, more specifically, by decreases in new vehicle unit sales volume at our Toyota, Ford and GM dealerships. New vehicle gross profit decreased approximately $0.5 million, or 0.5%, primarily driven by decreases in new vehicle gross profit at our Land Rover, Ford and GM dealerships, offset partially by increases in new vehicle gross profit at our BMW, Mercedes and Honda dealerships. New vehicle gross profit per unit increased $98 per unit, or 5.0%, primarily driven by increases in new vehicle gross profit per unit at our BMW, Mercedes and Honda dealerships, offset partially by decreases in new vehicle gross profit per unit at our Land Rover, Ford and GM dealerships.
Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$634,051	$587,143	$46,908	8.0%
Acquisitions, open points and dispositions	3,039	22,609	(19,570)	NM
Total as reported	$637,090	$609,752	$27,338	4.5%
Total used vehicle gross profit:
Same store	$36,583	$36,301	$282	0.8%
Acquisitions, open points and dispositions	871	2,944	(2,073)	NM
Total as reported	$37,454	$39,245	$(1,791)	(4.6)%
Total used vehicle unit sales:
Same store	28,760	27,102	1,658	6.1%
Acquisitions, open points and dispositions	111	1,218	(1,107)	NM
Total as reported	28,871	28,320	551	1.9%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,229,585	$1,154,799	$74,786	6.5%
Acquisitions, open points and dispositions	11,454	54,304	(42,850)	NM
Total as reported	$1,241,039	$1,209,103	$31,936	2.6%
Total used vehicle gross profit:
Same store	$70,419	$68,412	$2,007	2.9%
Acquisitions, open points and dispositions	3,772	7,073	(3,301)	NM
Total as reported	$74,191	$75,485	$(1,294)	(1.7)%
Total used vehicle unit sales:
Same store	55,747	53,499	2,248	4.2%
Acquisitions, open points and dispositions	536	3,042	(2,506)	NM
Total as reported	56,283	56,541	(258)	(0.5)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$637,090	$609,752	$27,338	4.5%
Gross profit	$37,454	$39,245	$(1,791)	(4.6)%
Unit sales	28,871	28,320	551	1.9%
Revenue per unit	$22,067	$21,531	$536	2.5%
Gross profit per unit	$1,297	$1,386	$(89)	(6.4)%
Gross profit as a % of revenue	5.9%	6.4%	(50)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,241,039	$1,209,103	$31,936	2.6%
Gross profit	$74,191	$75,485	$(1,294)	(1.7)%
Unit sales	56,283	56,541	(258)	(0.5)%
Revenue per unit	$22,050	$21,385	$665	3.1%
Gross profit per unit	$1,318	$1,335	$(17)	(1.3)%
Gross profit as a % of revenue	6.0%	6.2%	(20)	bps
Our Franchised Dealerships Segment same store used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$634,051	$587,143	$46,908	8.0%
Gross profit	$36,583	$36,301	$282	0.8%
Unit sales	28,760	27,102	1,658	6.1%
Revenue per unit	$22,046	$21,664	$382	1.8%
Gross profit per unit	$1,272	$1,339	$(67)	(5.0)%
Gross profit as a % of revenue	5.8%	6.2%	(40)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,229,585	$1,154,799	$74,786	6.5%
Gross profit	$70,419	$68,412	$2,007	2.9%
Unit sales	55,747	53,499	2,248	4.2%
Revenue per unit	$22,057	$21,585	$472	2.2%
Gross profit per unit	$1,263	$1,279	$(16)	(1.3)%
Gross profit as a % of revenue	5.7%	5.9%	(20)	bps

Franchised Dealerships Segment Used Vehicles - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Retail used vehicle revenue increased 8.0%, driven primarily by a 6.1% increase in retail used vehicle unit sales volume as a result of increases in retail used vehicle unit sales volume at our Honda, Toyota and Audi dealerships. Retail used vehicle gross profit increased approximately $0.3 million, or 0.8%, driven primarily by increases in retail used vehicle gross profit per unit at our Mercedes, Porsche and Toyota dealerships, offset partially by decreases in retail used vehicle gross profit at our BMW, GM and MINI dealerships. Retail used vehicle gross profit per unit decreased $67 per unit, or (5.0)%, driven primarily by decreases in retail used vehicle gross profit per unit at our BMW, GM and MINI dealerships.
Franchised Dealerships Segment Used Vehicles - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Retail used vehicle revenue increased 6.5%, driven primarily by a 4.2% increase in retail used vehicle unit sales volume as a result of increases in retail used vehicle unit sales volume at our Honda, Toyota and Mercedes dealerships. Retail used vehicle gross profit increased approximately $2.0 million, or 2.9%, driven primarily by increases in retail used vehicle gross profit per unit at our BMW, Mercedes and Toyota dealerships. Retail used vehicle gross profit per unit decreased $16 per unit,

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
or 1.3%, driven primarily by decreases in retail used vehicle gross profit per unit at our Volkswagen, Ford and MINI dealerships.
Wholesale Vehicles - Franchised Dealerships Segment

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory.

The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$43,393	$43,718	$(325)	(0.7)%
Acquisitions, open points and dispositions	327	2,757	(2,430)	NM
Total as reported	$43,720	$46,475	$(2,755)	(5.9)%
Total wholesale vehicle gross profit (loss):
Same store	$(587)	$(3,367)	$2,780	82.6%
Acquisitions, open points and dispositions	(83)	(300)	217	NM
Total as reported	$(670)	$(3,667)	$2,997	81.7%
Total wholesale vehicle unit sales:
Same store	6,938	6,676	262	3.9%
Acquisitions, open points and dispositions	22	425	(403)	NM
Total as reported	6,960	7,101	(141)	(2.0)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$94,689	$96,969	$(2,280)	(2.4)%
Acquisitions, open points and dispositions	1,564	7,688	(6,124)	NM
Total as reported	$96,253	$104,657	$(8,404)	(8.0)%
Total wholesale vehicle gross profit (loss):
Same store	$(1,678)	$(7,664)	$5,986	78.1%
Acquisitions, open points and dispositions	(196)	(784)	588	NM
Total as reported	$(1,874)	$(8,448)	$6,574	77.8%
Total wholesale vehicle unit sales:
Same store	14,909	14,338	571	4.0%
Acquisitions, open points and dispositions	199	1,210	(1,011)	NM
Total as reported	15,108	15,548	(440)	(2.8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$43,720	$46,475	$(2,755)	(5.9)%
Gross profit (loss)	$(670)	$(3,667)	$2,997	81.7%
Unit sales	6,960	7,101	(141)	(2.0)%
Revenue per unit	$6,282	$6,545	$(263)	(4.0)%
Gross profit (loss) per unit	$(96)	$(516)	$420	81.4%
Gross profit (loss) as a % of revenue	(1.5)%	(7.9)%	640	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$96,253	$104,657	$(8,404)	(8.0)%
Gross profit (loss)	$(1,874)	$(8,448)	$6,574	77.8%
Unit sales	15,108	15,548	(440)	(2.8)%
Revenue per unit	$6,371	$6,731	$(360)	(5.3)%
Gross profit (loss) per unit	$(124)	$(543)	$419	77.2%
Gross profit (loss) as a % of revenue	(1.9)%	(8.1)%	620	bps

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$43,393	$43,718	$(325)	(0.7)%
Gross profit (loss)	$(587)	$(3,367)	$2,780	82.6%
Unit sales	6,938	6,676	262	3.9%
Revenue per unit	$6,254	$6,549	$(295)	(4.5)%
Gross profit (loss) per unit	$(85)	$(504)	$419	83.1%
Gross profit (loss) as a % of revenue	(1.4)%	(7.7)%	630	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$94,689	$96,969	$(2,280)	(2.4)%
Gross profit (loss)	$(1,678)	$(7,664)	$5,986	78.1%
Unit sales	14,909	14,338	571	4.0%
Revenue per unit	$6,351	$6,763	$(412)	(6.1)%
Gross profit (loss) per unit	$(113)	$(535)	$422	78.9%
Gross profit (loss) as a % of revenue	(1.8)%	(7.9)%	610	bps

We focus on maintaining used vehicle inventory days’ supply in the 30- to 40- day range in order to limit our exposure to market pricing volatility. Our franchised dealerships used vehicle inventory days’ supply was approximately 27 and 26 days as

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of June 30, 2019 and 2018, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction.
Franchised Dealerships Segment Wholesale Vehicles - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Wholesale vehicle revenue and wholesale vehicle gross loss decreased, while wholesale vehicle unit sales volume increased in the three months ended June 30, 2019. The decrease in wholesale vehicle gross loss was primarily due to a prior year initiative to tighten a policy of wholesaling aged or undesirable units at auction in a timely manner, thereby achieving a better wholesale vehicle gross loss per unit and improved inventory levels and quality.
Franchised Dealerships Segment Wholesale Vehicles - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Wholesale vehicle revenue and wholesale vehicle gross loss decreased, while wholesale vehicle unit sales volume increased in the six months ended June 30, 2019. The decrease in wholesale vehicle gross loss was primarily due to a prior year initiative to tighten a policy of wholesaling aged or undesirable units at auction in a timely manner, thereby achieving a better wholesale vehicle gross loss per unit and improved inventory levels and quality. In addition, we experienced higher wholesale vehicle gross loss in the first quarter of 2018 as a result of market pricing declines, inventory supply and allocation challenges related to the Houston market following the effects of Hurricane Harvey.
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
We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to add service capacity at our dealerships to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$346,223	$328,312	$17,911	5.5%
Acquisitions, open points and dispositions	1,114	13,931	(12,817)	NM
Total as reported	$347,337	$342,243	$5,094	1.5%
Total Fixed Operations gross profit:
Same store	$169,919	$159,049	$10,870	6.8%
Acquisitions, open points and dispositions	789	7,432	(6,643)	NM
Total as reported	$170,708	$166,481	$4,227	2.5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$677,243	$651,814	$25,429	3.9%
Acquisitions, open points and dispositions	6,320	37,479	(31,159)	NM
Total as reported	$683,563	$689,293	$(5,730)	(0.8)%
Total Fixed Operations gross profit:
Same store	$330,095	$314,895	$15,200	4.8%
Acquisitions, open points and dispositions	4,059	19,889	(15,830)	NM
Total as reported	$334,154	$334,784	$(630)	(0.2)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$141,944	$140,059	$1,885	1.3%
Warranty	69,809	63,888	5,921	9.3%
Wholesale parts	40,027	40,844	(817)	(2.0)%
Internal, sublet and other	95,557	97,452	(1,895)	(1.9)%
Total revenue	$347,337	$342,243	$5,094	1.5%
Gross profit
Customer pay	$77,653	$75,024	$2,629	3.5%
Warranty	39,039	35,871	3,168	8.8%
Wholesale parts	6,872	6,900	(28)	(0.4)%
Internal, sublet and other	47,144	48,686	(1,542)	(3.2)%
Total gross profit	$170,708	$166,481	$4,227	2.5%
Gross profit as a % of revenue
Customer pay	54.7%	53.6%	110	bps
Warranty	55.9%	56.1%	(20)	bps
Wholesale parts	17.2%	16.9%	30	bps
Internal, sublet and other	49.3%	50.0%	(70)	bps
Total gross profit as a % of revenue	49.1%	48.6%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$279,513	$281,980	$(2,467)	(0.9)%
Warranty	138,782	131,489	7,293	5.5%
Wholesale parts	79,325	83,345	(4,020)	(4.8)%
Internal, sublet and other	185,943	192,479	(6,536)	(3.4)%
Total revenue	$683,563	$689,293	$(5,730)	(0.8)%
Gross profit
Customer pay	$151,977	$151,223	$754	0.5%
Warranty	77,447	73,772	3,675	5.0%
Wholesale parts	13,668	14,165	(497)	(3.5)%
Internal, sublet and other	91,062	95,624	(4,562)	(4.8)%
Total gross profit	$334,154	$334,784	$(630)	(0.2)%
Gross profit as a % of revenue
Customer pay	54.4%	53.6%	80	bps
Warranty	55.8%	56.1%	(30)	bps
Wholesale parts	17.2%	17.0%	20	bps
Internal, sublet and other	49.0%	49.7%	(70)	bps
Total gross profit as a % of revenue	48.9%	48.6%	30	bps
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$140,950	$133,977	$6,973	5.2%
Warranty	70,283	62,323	7,960	12.8%
Wholesale parts	39,696	39,057	639	1.6%
Internal, sublet and other	95,294	92,955	2,339	2.5%
Total revenue	$346,223	$328,312	$17,911	5.5%
Gross profit
Customer pay	$77,078	$71,421	$5,657	7.9%
Warranty	39,247	34,874	4,373	12.5%
Wholesale parts	6,813	6,557	256	3.9%
Internal, sublet and other	46,781	46,197	584	1.3%
Total gross profit	$169,919	$159,049	$10,870	6.8%
Gross profit as a % of revenue
Customer pay	54.7%	53.3%	140	bps
Warranty	55.8%	56.0%	(20)	bps
Wholesale parts	17.2%	16.8%	40	bps
Internal, sublet and other	49.1%	49.7%	(60)	bps
Total gross profit as a % of revenue	49.1%	48.4%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$276,944	$264,489	$12,455	4.7%
Warranty	137,720	126,537	11,183	8.8%
Wholesale parts	78,277	79,069	(792)	(1.0)%
Internal, sublet and other	184,302	181,719	2,583	1.4%
Total revenue	$677,243	$651,814	$25,429	3.9%
Gross profit
Customer pay	$150,512	$141,167	$9,345	6.6%
Warranty	76,859	70,778	6,081	8.6%
Wholesale parts	13,449	13,347	102	0.8%
Internal, sublet and other	89,275	89,603	(328)	(0.4)%
Total gross profit	$330,095	$314,895	$15,200	4.8%
Gross profit as a % of revenue
Customer pay	54.3%	53.4%	90	bps
Warranty	55.8%	55.9%	(10)	bps
Wholesale parts	17.2%	16.9%	30	bps
Internal, sublet and other	48.4%	49.3%	(90)	bps
Total gross profit as a % of revenue	48.7%	48.3%	40	bps

Franchised Dealerships Segment Fixed Operations - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Fixed Operations revenue increased approximately $17.9 million, or 5.5%, and Fixed Operations gross profit increased approximately $10.9 million, or 6.8%, driven primarily by an increase in customer pay gross profit of approximately $5.7 million, or 7.9%, as a result of a strategic emphasis on maximizing growth opportunities in the customer pay business. In addition, warranty gross profit increased approximately $4.4 million, or 12.5%, wholesale parts gross profit increased approximately $0.3 million, or 3.9%, and internal, sublet and other gross profit increased approximately $0.6 million, or 1.3%.
Franchised Dealerships Segment Fixed Operations - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Fixed Operations revenue increased approximately $25.4 million, or 3.9%, and Fixed Operations gross profit increased approximately $15.2 million, or 4.8%. Customer pay gross profit increased approximately $9.3 million, or 6.6%, warranty gross profit increased approximately $6.1 million, or 8.6%, wholesale parts gross profit increased approximately $0.1 million, or 0.8%, and internal, sublet and other gross profit decreased approximately $0.3 million, or 0.4%.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment same store basis and reported basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$86,687	$81,868	$4,819	5.9%
Acquisitions, open points and dispositions	2,820	6,675	(3,855)	NM
Total as reported	$89,507	$88,543	$964	1.1%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,536	$1,474	$62	4.2%
Reported	$1,581	$1,506	$75	5.0%

Total combined new and used retail unit sales:
Same store	56,453	55,535	918	1.7%
Acquisitions, open points and dispositions	173	3,244	(3,071)	NM
Total as reported	56,626	58,779	(2,153)	(3.7)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$163,765	$158,345	$5,420	3.4%
Acquisitions, open points and dispositions	6,263	14,039	(7,776)	NM
Total as reported	$170,028	$172,384	$(2,356)	(1.4)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,518	$1,459	$59	4.0%
Reported	$1,561	$1,484	$77	5.2%

Total combined new and used retail unit sales:
Same store	107,856	108,539	(683)	(0.6)%
Acquisitions, open points and dispositions	1,100	7,638	(6,538)	NM
Total as reported	108,956	116,177	(7,221)	(6.2)%
NM = Not Meaningful

Franchised Dealerships Segment F&I - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
F&I revenues increased approximately $4.8 million, or 5.9%, and F&I gross profit per retail unit increased $62 per unit, or 4.2%, to $1,536 per unit. The growth in F&I revenues and F&I gross profit per retail unit was primarily due to an increase in gross profit per finance contract and an increase in retail used vehicle unit sales volume.
Finance contract revenue increased 11.7% primarily due to an 8.6% increase in gross profit per finance contract, a 2.9% increase in finance contract volume as a result of higher retail used vehicle unit sales volume and a 90-basis point increase in the finance contract penetration rate. Service contract revenue increased 10.0% primarily due to a 7.5% increase in gross profit per service contract, a 2.3% increase in service contract volume as a result of higher retail used vehicle unit sales volume and a 20-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 14.6% primarily due to a 10.9% increase in gross profit per other aftermarket contract, a 3.4% increase in other aftermarket contract volume and a 230-basis point increase in the other aftermarket contract penetration rate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment F&I - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
F&I revenues increased approximately $5.4 million, or 3.4%, and F&I gross profit per retail unit increased $59 per unit, or 4.0%, to $1,518 per unit. The growth in F&I revenues and F&I gross profit per retail unit was primarily due to an increase in gross profit per finance contract, gross profit per service contract and gross profit per other aftermarket contract due to additional product offerings and increased visibility into performance drivers provided by our proprietary internal software applications.
Finance contract revenue increased 7.0% primarily due to a 6.1% increase in gross profit per finance contract and a 110-basis point increase in the finance contract penetration rate. Service contract revenue increased 8.6% due primarily to an 8.4% increase in gross profit per service contract and a 30-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 13.1%, primarily driven by an 11.8% increase in gross profit per other aftermarket contract and a 230-basis point increase in the other aftermarket contract penetration rate.

Results of Operations - EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2019 and are compared to the same prior year period, as applicable. The following discussion of used vehicles and F&I, wholesale vehicles, and parts, service and collision repair are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
The EchoPark Segment same store results consist of results of operations from three EchoPark stores in Colorado and three EchoPark stores in Texas for the three and six months ended June 30, 2019 compared to the same prior year period, as applicable. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations or were acquired in the last 12 months.

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
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$192,615	$141,250	$51,365	36.4%
Acquisitions, open points and closures	55,922	11,570	44,352	NM
Total as reported	$248,537	$152,820	$95,717	62.6%
Total used vehicle gross profit (loss):
Same store	$(2,043)	$(1,624)	$(419)	(25.8)%
Acquisitions, open points and closures	1,318	(312)	1,630	NM
Total as reported	$(725)	$(1,936)	$1,211	62.6%
Total used vehicle unit sales:
Same store	9,757	6,828	2,929	42.9%
Acquisitions, open points and closures	2,830	631	2,199	NM
Total as reported	12,587	7,459	5,128	68.7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$361,702	$239,691	$122,011	50.9%
Acquisitions, open points and closures	103,251	22,824	80,427	NM
Total as reported	$464,953	$262,515	$202,438	77.1%
Total used vehicle gross profit (loss):
Same store	$(2,156)	$(935)	$(1,221)	(130.6)%
Acquisitions, open points and closures	1,701	(470)	2,171	NM
Total as reported	$(455)	$(1,405)	$950	67.6%
Total used vehicle unit sales:
Same store	18,379	11,794	6,585	55.8%
Acquisitions, open points and closures	5,259	1,183	4,076	NM
Total as reported	23,638	12,977	10,661	82.2%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$22,131	$13,948	$8,183	58.7%
Acquisitions, open points and closures	6,711	1,613	5,098	NM
Total as reported	$28,842	$15,561	$13,281	85.3%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$42,171	$22,632	$19,539	86.3%
Acquisitions, open points and closures	12,388	2,813	9,575	NM
Total as reported	$54,559	$25,445	$29,114	114.4%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$248,537	$152,820	$95,717	62.6%
Used vehicle gross profit (loss)	$(725)	$(1,936)	$1,211	62.6%
Used vehicle unit sales	12,587	7,459	5,128	68.7%
Used vehicle revenue per unit	$19,746	$20,488	$(742)	(3.6)%
F&I revenue	$28,842	$15,561	$13,281	85.3%
Combined used vehicle gross profit and F&I revenue	$28,117	$13,625	$14,492	106.4%
Total used vehicle and F&I gross profit per unit	$2,234	$1,827	$407	22.3%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$464,953	$262,515	$202,438	77.1%
Used vehicle gross profit (loss)	$(455)	$(1,405)	$950	67.6%
Used vehicle unit sales	23,638	12,977	10,661	82.2%
Used vehicle revenue per unit	$19,670	$20,229	$(559)	(2.8)%
F&I revenue	$54,559	$25,445	$29,114	114.4%
Combined used vehicle gross profit and F&I revenue	$54,104	$24,040	$30,064	125.1%
Total used vehicle and F&I gross profit per unit	$2,289	$1,853	$436	23.5%

Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$192,615	$141,250	$51,365	36.4%
Used vehicle gross profit (loss)	$(2,043)	$(1,624)	$(419)	(25.8)%
Used vehicle unit sales	9,757	6,828	2,929	42.9%
Used vehicle revenue per unit	$19,741	$20,687	$(946)	(4.6)%
F&I revenue	$22,131	$13,948	$8,183	58.7%
Combined used vehicle gross profit and F&I revenue	$20,088	$12,324	$7,764	63.0%
Total used vehicle and F&I gross profit per unit	$2,059	$1,805	$254	14.1%

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$361,702	$239,691	$122,011	50.9%
Used vehicle gross profit (loss)	$(2,156)	$(935)	$(1,221)	(130.6)%
Used vehicle unit sales	18,379	11,794	6,585	55.8%
Used vehicle revenue per unit	$19,680	$20,323	$(643)	(3.2)%
F&I revenue	$42,171	$22,632	$19,539	86.3%
Combined used vehicle gross profit and F&I revenue	$40,015	$21,697	$18,318	84.4%
Total used vehicle and F&I gross profit per unit	$2,177	$1,840	$337	18.3%

EchoPark Segment Used Vehicles and F&I - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Retail used vehicle revenue increased by approximately $51.4 million, or 36.4%, driven primarily by a 42.9% increase in retail used vehicle unit sales volume as our EchoPark stores continue to mature. Combined retail used vehicle and F&I gross profit per unit increased approximately $254 per unit, or 14.1%, to $2,059 per unit, driven primarily by an increase in F&I gross profit, partially offset by lower retail used vehicle gross profit. F&I revenue increased approximately $8.2 million, or 58.7%, driven primarily by higher retail used vehicle unit sales volume and a 500-basis point increase in finance contract penetration rate, a 670-basis point increase in service contract penetration rate and a 650-basis point increase in other aftermarket contract penetration rate. F&I penetration rates are generally higher in our EchoPark Segment than in our Franchised Dealerships Segment as a result of lower vehicle pricing relative to market price and the unique approach that our associates use to present F&I product value to our guests.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EchoPark Segment Used Vehicles and F&I - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Retail used vehicle revenue increased by approximately $122.0 million, or 50.9%, driven primarily by a 55.8% increase in retail used vehicle unit sales volume as our EchoPark stores continue to mature. Combined retail used vehicle and F&I gross profit per unit increased approximately $337 per unit, or 18.3%, to $2,177 per unit, driven primarily by an increase in F&I gross profit, partially offset by lower retail used vehicle gross profit. F&I revenue increased approximately $19.5 million, or 86.3%, driven primarily by higher retail used vehicle unit sales volume and a 590-basis point increase in finance contract penetration rate, a 700-basis point increase in service contract penetration rate and a 370-basis point increase in other aftermarket contract penetration rate. F&I penetration rates are generally higher in our EchoPark Segment than in our Franchised Dealerships Segment as a result of lower vehicle pricing relative to market price and the unique approach that our associates use to present F&I product value to our guests.
Wholesale Vehicles - EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$4,878	$4,409	$469	10.6%
Acquisitions, open points and closures	1,441	2,864	(1,423)	NM
Total as reported	$6,319	$7,273	$(954)	(13.1)%
Total wholesale vehicle gross profit (loss):
Same store	$(45)	$293	$(338)	(115.4)%
Acquisitions, open points and closures	2	17	(15)	NM
Total as reported	$(43)	$310	$(353)	(113.9)%
Total wholesale vehicle unit sales:
Same store	1,292	784	508	64.8%
Acquisitions, open points and closures	394	557	(163)	NM
Total as reported	1,686	1,341	345	25.7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$6,705	$11,477	$(4,772)	(41.6)%
Acquisitions, open points and closures	1,852	3,014	(1,162)	NM
Total as reported	$8,557	$14,491	$(5,934)	(40.9)%
Total wholesale vehicle gross profit (loss):
Same store	$(95)	$709	$(804)	(113.4)%
Acquisitions, open points and closures	(10)	(42)	32	NM
Total as reported	$(105)	$667	$(772)	(115.7)%
Total wholesale vehicle unit sales:
Same store	1,709	1,989	(280)	(14.1)%
Acquisitions, open points and closures	476	585	(109)	NM
Total as reported	2,185	2,574	(389)	(15.1)%
NM = Not Meaningful
Our EchoPark Segment reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$6,319	$7,273	$(954)	(13.1)%
Gross profit (loss)	$(43)	$310	$(353)	(113.9)%
Unit sales	1,686	1,341	345	25.7%
Revenue per unit	$3,748	$5,424	$(1,676)	(30.9)%
Gross profit (loss) per unit	$(26)	$231	$(257)	(111.3)%
Gross profit (loss) as a % of revenue	(0.7)%	4.3%	(500)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$8,557	$14,491	$(5,934)	(40.9)%
Gross profit (loss)	$(105)	$667	$(772)	(115.7)%
Unit sales	2,185	2,574	(389)	(15.1)%
Revenue per unit	$3,916	$5,630	$(1,714)	(30.4)%
Gross profit (loss) per unit	$(48)	$259	$(307)	(118.5)%
Gross profit (loss) as a % of revenue	(1.2)%	4.6%	(580)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$4,878	$4,409	$469	10.6%
Gross profit (loss)	$(45)	$293	$(338)	(115.4)%
Unit sales	1,292	784	508	64.8%
Revenue per unit	$3,776	$5,624	$(1,848)	(32.9)%
Gross profit (loss) per unit	$(35)	$374	$(409)	(109.4)%
Gross profit (loss) as a % of revenue	(0.9)%	6.6%	(750)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$6,705	$11,477	$(4,772)	(41.6)%
Gross profit (loss)	$(95)	$709	$(804)	(113.4)%
Unit sales	1,709	1,989	(280)	(14.1)%
Revenue per unit	$3,923	$5,770	$(1,847)	(32.0)%
Gross profit (loss) per unit	$(56)	$356	$(412)	(115.7)%
Gross profit (loss) as a % of revenue	(1.4)%	6.2%	(760)	bps

EchoPark Segment Wholesale Vehicles - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Wholesale vehicle revenue increased due to increased wholesale vehicle unit sales volume, partially offset by a decrease in wholesale vehicle revenue per unit. Wholesale vehicle gross profit decreased as a result of the evolution of our customer trade-in vehicle appraisal strategy, which has enabled us to trade for more customer vehicles. Given EchoPark’s retail inventory mix, ultimately the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction, affecting our wholesale gross profit (loss). However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher gross loss per unit), and increases the volume of trade-ins that we obtain from customers.

EchoPark Segment Wholesale Vehicles - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Wholesale vehicle revenue and wholesale vehicle unit sales volume decreased as a result of a shift in our inventory acquisition and pricing strategy at our EchoPark stores during the second quarter of 2018. Prior to this, EchoPark inventory was subject to increased risk of aging and wholesale loss, which drove higher wholesale transaction volumes. Wholesale vehicle gross profit decreased as a result of the evolution of our customer trade-in vehicle appraisal strategy, which has enabled us to trade for more customer vehicles. Given EchoPark’s retail inventory mix, ultimately the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction, affecting our wholesale gross profit (loss). However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment same store basis and reported basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$6,162	$3,970	$2,192	55.2%
Acquisitions, open points and closures	1,813	541	1,272	235.1%
Total as reported	$7,975	$4,511	$3,464	76.8%
Total Fixed Operations gross profit (loss):
Same store	$(125)	$528	$(653)	(123.7)%
Acquisitions, open points and closures	(37)	42	(79)	(188.1)%
Total as reported	$(162)	$570	$(732)	(128.4)%

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$10,330	$8,025	$2,305	28.7%
Acquisitions, open points and closures	2,849	1,194	1,655	138.6%
Total as reported	$13,179	$9,219	$3,960	43.0%
Total Fixed Operations gross profit (loss):
Same store	$(293)	$1,552	$(1,845)	(118.9)%
Acquisitions, open points and closures	(79)	343	(422)	(123.0)%
Total as reported	$(372)	$1,895	$(2,267)	(119.6)%

Our EchoPark Segment reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$7,975	$4,511	$3,464	76.8%
Gross profit (loss)	$(162)	$570	$(732)	(128.4)%
Gross profit (loss) as a % of revenue	(2.0)%	12.6%	(1,460)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$13,179	$9,219	$3,960	43.0%
Gross profit (loss)	$(372)	$1,895	$(2,267)	(119.6)%
Gross profit (loss) as a % of revenue	(2.8)%	20.6%	(2,340)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$6,162	$3,970	$2,192	55.2%
Gross profit (loss)	$(125)	$528	$(653)	(123.7)%
Gross profit (loss) as a % of revenue	(2.0)%	13.3%	(1,530)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$10,330	$8,025	$2,305	28.7%
Gross profit (loss)	$(293)	$1,552	$(1,845)	(118.9)%
Gross profit (loss) as a % of revenue	(2.8)%	19.3%	(2,210)	bps

EchoPark Segment Fixed Operations - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Fixed Operations revenue increased approximately $2.2 million, or 55.2%, and Fixed Operations gross profit decreased approximately $0.7 million, or 123.7%, primarily due to higher vehicle unit sales volume (and resulting inventory requirements) and lower levels of required reconditioning per vehicle based on a shift in our inventory acquisition and pricing strategy during the second quarter of 2018.
EchoPark Segment Fixed Operations - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Fixed Operations revenue increased approximately $2.3 million, or 28.7%, and Fixed Operations gross profit decreased approximately $1.8 million, or 118.9%, primarily due to higher vehicle unit sales volume (and resulting inventory requirements) and lower levels of required reconditioning per vehicle based on a shift in our inventory acquisition and pricing strategy during the second quarter of 2018.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following tables of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss) less interest expense, floor plan:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$2,322,400	$2,325,583	$(3,183)	(0.1)%
EchoPark Segment	291,681	180,166	111,515	61.9%
Total revenues	$2,614,081	$2,505,749	$108,332	4.3%

Segment income (loss) (1):
Franchised Dealerships Segment (2)	$48,326	$66,049	$(17,723)	(26.8)%
EchoPark Segment (3)	2,129	(27,347)	29,476	107.8%
Total segment income (loss)	50,455	38,702	11,753	30.4%
Interest expense, other, net	(13,628)	(13,375)	(253)	(1.9)%
Other income (expense), net	(5)	17	(22)	(129.4)%
Income (loss) from continuing operations before taxes	$36,822	$25,344	$11,478	45.3%

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	57,067	59,197	(2,130)	(3.6)%
EchoPark Segment	12,587	7,459	5,128	68.7%
Total retail new and used vehicle unit sales volume	69,654	66,656	2,998	4.5%

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the three months ended June 30, 2018, the above amount includes approximately $38.0 million of net gain on the disposal of franchised dealerships and approximately $2.6 million of benefit related to lease exit adjustments, offset partially by approximately $10.3 million of impairment expense and approximately $3.1 million of storm-related physical damage and legal costs.
(3) For the three months ended June 30, 2018, the above amount includes approximately $23.3 million of non-recurring compensation-related charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$4,461,971	$4,594,852	$(132,881)	(2.9)%
EchoPark Segment	541,248	311,671	229,577	73.7%
Total revenues	$5,003,219	$4,906,523	$96,696	2.0%

Segment income (loss) (1):
Franchised Dealerships Segment (2)	$121,856	$89,885	$31,971	35.6%
EchoPark Segment (3)	2,688	(41,672)	44,360	106.5%
Total segment income (loss)	124,544	48,213	76,331	158.3%
Interest expense, other, net	(26,481)	(26,831)	350	1.3%
Other income (expense), net	95	106	(11)	(10.4)%
Income (loss) from continuing operations before taxes	$98,158	$21,488	$76,670	356.8%

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	109,676	116,918	(7,242)	(6.2)%
EchoPark Segment	23,638	12,977	10,661	82.2%
Total retail new and used vehicle unit sales volume	133,314	129,895	3,419	2.6%

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

(2) For the six months ended June 30, 2019, the above amount includes approximately $46.7 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of executive transition costs. For the six months ended June 30, 2018, the above amount includes approximately $39.2 million of net gain on the disposal of franchised dealerships, offset partially by approximately $4.6 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges, and approximately $14.0 million of impairment expense.

(3) For the six months ended June 30, 2019, the above amount includes approximately $1.9 million of impairment charges related to fair value adjustments of real estate at former locations classified as held for sale. For the six months ended June 30, 2018, the above amount includes approximately $32.5 million of non-recurring compensation-related charges.

Selling, General and Administrative (“SG&A”) Expenses - Consolidated
Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$181,197	$197,641	$16,444	8.3%
Advertising	15,402	16,270	868	5.3%
Rent	13,336	13,702	366	2.7%
Other	84,597	49,849	(34,748)	(69.7)%
Total SG&A expenses	$294,532	$277,462	$(17,070)	(6.2)%

SG&A expenses as a % of gross profit:
Compensation	47.5%	54.5%	700	bps
Advertising	4.0%	4.5%	50	bps
Rent	3.5%	3.8%	30	bps
Other	22.2%	13.8%	(840)	bps
Total SG&A expenses as a % of gross profit	77.2%	76.6%	(60)	bps

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$365,381	$382,678	$17,297	4.5%
Advertising	30,453	32,287	1,834	5.7%
Rent	28,586	35,570	6,984	19.6%
Other	117,206	131,852	14,646	11.1%
Total SG&A expenses	$541,626	$582,387	$40,761	7.0%

SG&A expenses as a % of gross profit:
Compensation	49.4%	53.5%	410	bps
Advertising	4.1%	4.5%	40	bps
Rent	3.9%	5.0%	110	bps
Other	15.8%	18.5%	270	bps
Total SG&A expenses as a % of gross profit	73.2%	81.5%	830	bps

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to a net gain on the disposal of franchised dealerships in the prior year period, offset partially by non-recurring compensation-related charges in the prior year period. Compensation expense decreased both in dollar amount and as a percentage of gross profit, primarily due to non-recurring compensation-related charges in the prior year period, offset partially by a higher level of variable sales expenses in the current year period due to higher levels of sales activity and related gross profit. Advertising expense decreased both in dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to the disposal of franchised dealerships, offset partially by a benefit related to lease exit adjustments in the prior year period. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit due primarily to a net gain on the disposal of franchised dealerships in the prior year period, offset partially by storm-related physical damage costs in the prior year period.
For the three months ended June 30, 2018, SG&A expenses include approximately $38.0 million of net gain on the disposal of franchised dealerships and approximately $2.6 million of benefit related to lease exit adjustments, offset partially by

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $23.3 million of non-recurring compensation-related charges and approximately $3.1 million of storm-related physical damage and legal costs.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to non-recurring compensation-related charges in the prior year period and a higher net gain on the disposal of franchised dealerships in the current year period. Compensation expense decreased both in dollar amount and as a percentage of gross profit, primarily due to non-recurring compensation-related charges in the prior year period, offset partially by a higher level of variable sales expenses in the current year period due to higher levels of sales activity and related gross profit. Advertising expense decreased both in dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to the disposal of franchised dealerships and lease exit charges in the prior year period. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit due primarily to a higher net gain on the disposal of franchised dealerships in the current year period and storm-related physical damage and legal costs in the prior year period, in addition to lower training and IT expenses in the current year period as a result of strategic cost-reduction initiatives.
For the six months ended June 30, 2019, SG&A expenses include approximately $46.7 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of executive transition costs. For the six months ended June 30, 2018, SG&A expenses include approximately $39.2 million of net gain on the disposal of franchised dealerships, offset partially by approximately $32.5 million of non-recurring compensation-related charges, approximately $4.6 million of storm-related physical damage and legal costs and approximately $2.2 million of lease exit charges.
Impairment Charges - Consolidated
Impairment charges decreased approximately $10.3 million and $12.0 million during the three and six months ended June 30, 2019, respectively. There were no impairment charges for the three months ended June 30, 2019. Impairment charges for the six months ended June 30, 2019 were related to fair value adjustment of long-lived assets held for sale related to real estate at former EchoPark locations. Impairment charges for the six months ended June 30, 2018 include the write-off of certain costs associated with internally developed software as well as the write-off of capitalized costs associated with the abandonment of certain construction projects.
Depreciation and Amortization - Consolidated
Depreciation expense decreased approximately $0.1 million, or 0.6%, and $1.2 million or 2.6% during the three and six months ended June 30, 2019, respectively. The decreases were due primarily to the disposition of four franchised dealerships in the first quarter of 2019.
Interest Expense, Floor Plan - Consolidated
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Interest expense, floor plan for new vehicles increased approximately $0.2 million, or 2.0%. The average new vehicle floor plan notes payable balance decreased approximately $10.1 million, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.1 million. The average new vehicle floor plan interest rate was 3.14%, up from 3.06% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $0.3 million.
Interest expense, floor plan for used vehicles increased approximately $0.4 million, or 28.6%. The average used vehicle floor plan notes payable balance increased approximately $27.3 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million. The average used vehicle floor plan interest rate was 3.17%, up from 2.84% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Interest expense, floor plan for new vehicles increased approximately $2.5 million, or 12.3%. The average new vehicle floor plan notes payable balance decreased approximately $4.6 million, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.1 million. The average new vehicle floor plan interest rate was 3.28%, up from 2.92% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $2.6 million.
Interest expense, floor plan for used vehicles increased approximately $0.7 million, or 26.3%. The average used vehicle floor plan notes payable balance increased approximately $22.8 million, resulting in an increase in used vehicle floor plan

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest expense of approximately $0.3 million. The average used vehicle floor plan interest rate was 3.12%, up from 2.78% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.4 million.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Stated/coupon interest	$12,468	$13,010	$542	4.2%
Deferred loan cost amortization	598	619	21	3.4%
Interest rate hedge expense (benefit)	(917)	(139)	778	559.7%
Capitalized interest	(205)	(329)	(124)	(37.7)%
Interest on finance lease liabilities	1,339	—	(1,339)	(100.0)%
Other interest	345	214	(131)	(61.2)%
Total interest expense, other, net	$13,628	$13,375	$(253)	(1.9)%

	Six Months Ended June 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Stated/coupon interest	$24,907	$25,755	$848	3.3%
Deferred loan cost amortization	1,189	1,217	28	2.3%
Interest rate hedge expense (benefit)	(1,514)	50	1,564	3,128.0%
Capitalized interest	(884)	(649)	235	36.2%
Interest on finance lease liabilities	2,515	—	(2,515)	(100.0)%
Other interest	268	458	190	41.5%
Total interest expense, other, net	$26,481	$26,831	$350	1.3%

Interest expense, other, net increased approximately $0.3 million during the three months ended June 30, 2019, primarily due to an increase in interest expense related to finance leases (formerly known as capital leases prior to the adoption of ASC 842, “Leases”) that were entered into during the second half of 2018, offset partially by an increase in net interest rate hedge receipts. Interest expense, other, net decreased approximately $0.4 million during the six months ended June 30, 2019, primarily due to an increase in net interest rate hedge receipts and lower stated/coupon interest related to a decrease in mortgage notes payable balances, offset partially by an increase in interest expense related to finance leases (formerly known as capital leases prior to the adoption of ASC 842, “Leases”) that were entered into during the second half of 2018.
Income Taxes
The overall effective tax rate from continuing operations was 27.4% and 29.6% for the three and six months ended June 30, 2019, respectively, and 32.4% and 29.7% for the three and six months ended June 30, 2018. Income tax expense for the three months ended June 30, 2019 includes a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Income tax expense for the six months ended June 30, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Income tax expense for the three months ended June 30, 2018 includes a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions during the period. Income tax expense for the six months ended June 30, 2018 includes a $0.9 million discrete benefit related to vested or exercised stock compensation awards, offset partially by a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions during the period. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments. Sonic expects the annual effective tax rate in future periods to fall within a range of 26.0% to 29.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or discrete tax adjustments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2019, we had approximately $206.8 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$2,140	$5,854
Availability under the 2016 Revolving Credit Facility	202,575	223,922
Availability under our used vehicle floor plan facilities	2,245	1,979
Floor plan deposit balance	95,046	—
Total available liquidity resources	$302,006	$231,755
We participate in a program with two of our manufacturer-affiliated finance companies wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of approximately $95.0 million as of June 30, 2019 is classified in other current assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019. There was no deposit balance as of December 31, 2018.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 3.15% and 3.03% in the three months ended June 30, 2019 and 2018, respectively, and 3.26% and 2.90% in the six months ended June 30, 2019 and 2018, respectively.
We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $9.9 million and $10.3 million in floor plan assistance in the three months ended June 30, 2019 and 2018, respectively, and approximately $19.2 million and $20.7 million in floor plan assistance in the six months ended June 30, 2019 and 2018, respectively. We recognized manufacturer floor plan assistance in cost of sales of approximately $10.3 million and $10.6 million in the three months ended June 30, 2019 and 2018, respectively, and approximately $19.3 million and $20.7 million in the six months ended June 30, 2019 and 2018, respectively. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
Long-Term Debt and Credit Facilities
See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our long-term debt and credit facilities and compliance with debt covenants.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Expenditures
Our capital expenditures include the purchase of land and buildings, the construction of new franchised dealerships, EchoPark stores, collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through cash flows from operations, new mortgages or, alternatively, through our credit facilities.
Capital expenditures in the six months ended June 30, 2019 were approximately $51.2 million. Of this amount, approximately $42.0 million was related to facility construction projects, while fixed assets utilized in our store operations accounted for the remaining $9.2 million of capital expenditures.
All of the capital expenditures in the six months ended June 30, 2019 were funded through cash from operations. As of June 30, 2019, commitments for facility construction projects totaled approximately $26.3 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Stock Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the six months ended June 30, 2019, we repurchased approximately 0.2 million shares of our Class A Common Stock for approximately $2.4 million in connection with tax withholding on the vesting of equity compensation awards. As of June 30, 2019, our total remaining repurchase authorization was approximately $81.2 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in the agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2019, we had at least $206.8 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended June 30, 2019, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of June 14, 2019, which was paid on July 15, 2019. Subsequent to June 30, 2019, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of September 13, 2019 to be paid on October 15, 2019. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing the 5.0% Notes and the 6.125% Notes also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2019, we had at least $206.8 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Net cash used in operating activities in the six months ended June 30, 2019 was approximately $56.9 million. This use of cash was comprised primarily of an increase in other assets and a decrease in notes payable – floor plan – trade and inventories, offset partially by a decrease in receivables and cash inflows related to operating profits. In the six months ended June 30, 2018, net cash provided by operating activities was approximately $38.1 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables, offset partially by an increase in inventories and a decrease in notes payable – floor plan – trade.
Net cash provided by investing activities in the six months ended June 30, 2019 was approximately $72.4 million. This provision of cash was comprised primarily of proceeds from the sale of four franchised dealerships and property and equipment, offset partially by purchases of land, property and equipment. Net cash provided by investing activities in the six

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
months ended June 30, 2018 was approximately $35.4 million. This provision of cash was comprised primarily of proceeds from the sale of five franchised dealerships, offset partially by purchases of land, property and equipment.
Net cash used in financing activities in the six months ended June 30, 2019 was approximately $19.3 million. This use of cash was comprised primarily of payments on long-term debt, dividends paid and purchases of treasury stock, offset partially by net borrowings on notes payable - floor plan - non-trade. Net cash used in financing activities in the six months ended June 30, 2018 was approximately $71.7 million. This use of cash was comprised primarily of net payments on revolving credit facilities, purchases of treasury stock and payments on long-term debt, offset partially by proceeds from mortgage notes.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $66.2 million and $48.6 million in the six months ended June 30, 2019 and 2018, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash used in operating activities of approximately $55.2 million in the six months ended June 30, 2019 and net cash provided by operating activities of approximately $49.2 million in the six months ended June 30, 2018.
One factor that management uses to measure cash flow generation or use is the Adjusted EBITDA, a non-GAAP measure, for each of the Company’s operating segments. That measure is provided in the tables below:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$26,599				$16,905
Provision for income taxes				10,010				8,142
Income (loss) before taxes	$35,129	$1,693	$(213)	$36,609	$53,176	$(27,832)	$(297)	$25,047
Non-floor plan interest (1)	12,013	426	—	12,439	11,757	401	106	12,264
Depreciation & amortization (2)	22,322	2,674	—	24,996	23,393	1,925	—	25,318
Stock-based compensation expense	2,612	—	—	2,612	3,049	—	—	3,049
Loss (gain) on exit of leased dealerships	(170)	—	—	(170)	2,337	12	215	2,564
Asset impairment charges	—	—	—	—	10,317	—	—	10,317
Loss (gain) on debt extinguishment	—	—	—	—	—	—	—	—
Long-term compensation charges	—	—	—	—	—	23,333	—	23,333
Loss (gain) on franchise disposals	356	—	—	356	(38,047)	—	—	(38,047)
Adjusted EBITDA (3)	$72,262	$4,793	$(213)	$76,842	$65,982	$(2,161)	$24	$63,845
(1) Includes the following line items from the accompanying unaudited condensed consolidated statements of income, net of any amortization of debt issuance costs or net debt discount/premium included in (2) below: interest expense, other, net; interest expense, non-cash, convertible debt; and interest expense/amortization, non-cash, cash flow swaps.
(2) Includes the following line items from the accompanying unaudited condensed consolidated statements of cash flows: depreciation and amortization of property and equipment; debt issuance cost amortization; and net debt discount/premium amortization and other amortization.
(3) Adjusted EBITDA is a non-GAAP measure.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$68,821				$14,711
Provision for income taxes				28,944				6,232
Income (loss) before taxes	$96,284	$1,874	$(393)	$97,765	$64,006	$(42,518)	$(545)	$20,943
Non-floor plan interest (1)	24,428	864	—	25,292	24,819	795	221	25,835
Depreciation & amortization (2)	42,560	5,085	—	47,645	45,630	3,586	—	49,216
Stock-based compensation expense	5,426	—	—	5,426	6,011	—	—	6,011
Loss (gain) on exit of leased dealerships	(170)	—	—	(170)	2,337	12	215	2,564
Asset impairment charges	26	1,926	—	1,952	13,878	82	—	13,960
Loss (gain) on debt extinguishment	—	—	—	—	—	—	—	—
Long-term compensation charges	—	—	—	—	—	32,522	—	32,522
Loss (gain) on franchise disposals	(46,394)	—	—	(46,394)	(39,238)	—	—	(39,238)
Adjusted EBITDA (3)	$122,160	$9,749	$(393)	$131,516	$117,443	$(5,521)	$(109)	$111,813
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
In connection with dealership dispositions and facility relocations, certain of our subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event an assignee or a sublessee does not perform its obligations, we remain liable for such obligations.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $28.0 million and $13.2 million at June 30, 2019 and December 31, 2018, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2019.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both June 30, 2019 and December 31, 2018.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $893.8 million at June 30, 2019. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $5.5 million in the six months ended June 30, 2019. Of the total change in interest expense, approximately $4.6 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the six months ended June 30, 2019 due to the leases containing LIBOR floors which were above the LIBOR rate during the six months ended June 30, 2019.
We also have interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of the outstanding interest rate cap positions at June 30, 2019 was an asset of approximately $0.7 million, with approximately $0.4 million included in other current assets and approximately $0.3 million included in other assets in the accompanying unaudited condensed consolidated balance sheets. During the six months ended June 30, 2018, we terminated all of our previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which will be amortized into income as a reduction of interest expense, other, net on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate cap positions at December 31, 2018 was a net asset of approximately $4.8 million, with approximately $1.8 million included in other current assets and approximately $3.0 million included in other assets in the accompanying unaudited condensed consolidated balance sheets. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting – We implemented the new lease standard as of January 1, 2019. As a result, we made significant modifications to internal control over financial reporting during the first quarter of 2019, including changes to accounting policies and procedures, operational processes and documentation practices.
Other than the items described above, there has been no change in our internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019 was approximately $1.4 million and $0.3 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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
Reforms to and uncertainty regarding the London InterBank Offered Rate (“LIBOR”) may adversely affect our business, financial condition and results of operations.
The United Kingdom Financial Conduct Authority announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices which have historically been used as interest rate “benchmarks” in financial contracts, including, but not limited to, floor plan notes payable, variable-rate mortgage notes, interest rate swap agreements and interest rate cap agreements. These actions and uncertainties may have the effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuation or unavailability of benchmarks. Additionally, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that existing assets and liabilities based on or linked to benchmarks will transition successfully to alternative reference rates or benchmarks or of the timing of adoption and degree of integration of such alternative reference rates or benchmarks in the markets. The discontinuation of benchmarks, including LIBOR, may have an unpredictable impact on the contractual mechanics of financial contracts (including, but not limited to, interest rates to be paid to or by us), require renegotiation of outstanding financial assets and liabilities, cause significant disruption to financial markets that are relevant to our business, increase the risk of litigation and/or increase expenses related to the transition to alternative reference rates or benchmarks, among other adverse consequences. Additionally, any transition from current benchmarks may alter the Company’s risk profiles and models, valuation tools, cost of financing and effectiveness of hedging strategies. Reforms to and uncertainty regarding transitions from current benchmarks may adversely affect our business, financial condition or results of operations.

SONIC AUTOMOTIVE, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
April 2019	4	$14.81	4	$81,194
May 2019	—	$—	—	$81,194
June 2019	—	$—	—	$81,194
Total	4		4

(1) On February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
February 2017 authorization	$100,000
Total active program repurchases prior to June 30, 2019	(18,806)
Current remaining availability as of June 30, 2019	$81,194

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

10.1
Sonic Automotive, Inc. 2012 Stock Incentive Plan, amended and restated as of April 24, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 26, 2019 (File No. 001-13395)). (1)

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

SONIC AUTOMOTIVE, INC.

July 25, 2019	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

July 25, 2019	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer