Form 10-Q
period 2019-09-30
SONIC AUTOMOTIVE INC
filed 2019-10-24
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2019, there were 31,105,000 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATE D STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,258,018	$1,235,094	$3,529,106	$3,654,510
Used vehicles	914,272	745,998	2,620,264	2,217,616
Wholesale vehicles	51,542	48,578	156,351	167,726
Total vehicles	2,223,832	2,029,670	6,305,721	6,039,852
Parts, service and collision repair	352,047	343,118	1,048,789	1,041,630
Finance, insurance and other, net	126,841	98,061	351,429	295,890
Total revenues	2,702,720	2,470,849	7,705,939	7,377,372
Cost of Sales:
New vehicles	(1,202,710)	(1,173,453)	(3,363,603)	(3,478,802)
Used vehicles	(877,444)	(710,681)	(2,509,699)	(2,108,219)
Wholesale vehicles	(52,648)	(49,877)	(159,437)	(176,806)
Total vehicles	(2,132,802)	(1,934,011)	(6,032,739)	(5,763,827)
Parts, service and collision repair	(183,107)	(176,302)	(546,067)	(538,135)
Total cost of sales	(2,315,909)	(2,110,313)	(6,578,806)	(6,301,962)
Gross profit	386,811	360,536	1,127,133	1,075,410
Selling, general and administrative expenses	(296,826)	(289,022)	(838,453)	(871,410)
Impairment charges	(1,124)	—	(3,076)	(13,961)
Depreciation and amortization	(23,665)	(23,377)	(70,120)	(71,067)
Operating income (loss)	65,196	48,137	215,484	118,972
Other income (expense):
Interest expense, floor plan	(11,638)	(12,192)	(37,382)	(34,815)
Interest expense, other, net	(13,013)	(13,313)	(39,494)	(40,144)
Other income (expense), net	(5)	—	90	107
Total other income (expense)	(24,656)	(25,505)	(76,786)	(74,852)
Income (loss) from continuing operations before taxes	40,540	22,632	138,698	44,120
Provision for income taxes for continuing operations - benefit (expense)	(11,372)	(7,331)	(40,430)	(13,711)
Income (loss) from continuing operations	29,168	15,301	98,268	30,409
Discontinued operations:
Income (loss) from discontinued operations before taxes	(223)	(252)	(616)	(797)
Provision for income taxes for discontinued operations - benefit (expense)	65	69	179	218
Income (loss) from discontinued operations	(158)	(183)	(437)	(579)
Net income (loss)	$29,010	$15,118	$97,831	$29,830
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.68	$0.36	$2.28	$0.71
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Earnings (loss) per common share	$0.67	$0.35	$2.27	$0.70
Weighted-average common shares outstanding	43,078	42,673	42,995	42,708
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.66	$0.36	$2.26	$0.71
Earnings (loss) per share from discontinued operations	—	(0.01)	(0.01)	(0.02)
Earnings (loss) per common share	$0.66	$0.35	$2.25	$0.69
Weighted-average common shares outstanding	44,203	42,994	43,456	42,964

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income (loss)	$29,010	$15,118	$97,831	$29,830
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	(223)	533	(3,971)	5,736
Amortization of terminated interest rate swap agreements	(786)	—	(1,707)	—
Total other comprehensive income (loss) before taxes	(1,009)	533	(5,678)	5,736
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	330	(145)	1,726	(1,563)
Other comprehensive income (loss)	(679)	388	(3,952)	4,173
Comprehensive income (loss)	$28,331	$15,506	$93,879	$34,003

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,401	$5,854
Receivables, net	365,005	438,186
Inventories	1,528,667	1,528,461
Other current assets	126,388	20,886
Total current assets	2,022,461	1,993,387
Property and Equipment, net	1,136,213	1,178,489
Goodwill	487,306	509,592
Other Intangible Assets, net	64,300	69,705
Operating Right-of-Use Lease Assets	328,850	—
Finance Right-of-Use Lease Assets	35,322	—
Other Assets	43,440	45,634
Total Assets	$4,117,892	$3,796,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$742,520	$821,074
Notes payable - floor plan - non-trade	704,238	712,966
Trade accounts payable	119,790	114,263
Operating short-term lease liabilities	43,692	—
Finance short-term lease liabilities	1,515	—
Accrued interest	11,872	13,417
Other accrued liabilities	259,467	257,823
Current maturities of long-term debt	62,854	26,304
Total current liabilities	1,945,948	1,945,847
Long-Term Debt	846,222	918,779
Other Long-Term Liabilities	71,133	75,887
Operating Long-Term Lease Liabilities	295,005	—
Finance Long-Term Lease Liabilities	36,646	—
Deferred Income Taxes	20,513	33,178
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 64,733,667 shares issued and 31,105,000 shares outstanding at September 30, 2019; 64,197,385 shares issued and 30,721,226 shares outstanding at December 31, 2018	647	642
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2019 and December 31, 2018	121	121
Paid-in capital	753,214	745,052
Retained earnings	748,166	670,691
Accumulated other comprehensive income (loss)	281	4,233
Treasury stock, at cost; 33,628,667 Class A Common Stock shares held at September 30, 2019 and 33,476,159 Class A Common Stock shares held at December 31, 2018	(600,004)	(597,623)
Total Stockholders’ Equity	902,425	823,116
Total Liabilities and Stockholders’ Equity	$4,117,892	$3,796,807

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at June 30, 2018	64,126	$641	(33,444)	$(596,981)	12,029	$121	$739,212	$638,895	$5,092	$786,980
Shares awarded under stock compensation plans	71	1	—	—	—	—	(2)	—	—	(1)
Purchases of treasury stock	—	—	(32)	(642)	—	—	—	—	—	(642)
Effect of cash flow hedge instruments, net of tax expense of $145	—	—	—	—	—	—	—	—	388	388
Restricted stock amortization	—	—	—	—	—	—	4,578	—	—	4,578
Net income (loss)	—	—	—	—	—	—	—	15,118	—	15,118
Class A dividends declared ($0.06)	—	—	—	—	—	—	—	(1,987)	—	(1,987)
Class B dividends declared ($0.06)	—	—	—	—	—	—	—	(590)	—	(590)
Balance at September 30, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$743,788	$651,436	$5,480	$803,844

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at June 30, 2019	64,728	$647	(33,629)	$(600,004)	12,029	$121	$750,532	$723,469	$960	$875,725
Shares awarded under stock compensation plans	6	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—
Effect of cash flow hedge instruments, net of tax benefit of $330	—	—	—	—	—	—	—	—	(679)	(679)
Restricted stock amortization	—	—	—	—	—	—	2,682	—	—	2,682
Net income (loss)	—	—	—	—	—	—	—	29,010	—	29,010
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,110)	—	(3,110)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at September 30, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$753,214	$748,166	$281	$902,425

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	740	7	—	—	—	—	345	—	—	352
Purchases of treasury stock	—	—	(1,186)	(24,110)	—	—	—	—	—	(24,110)
Effect of cash flow hedge instruments, net of tax expense of $1,563	—	—	—	—	—	—	—	—	4,173	4,173
Restricted stock amortization	—	—	—	—	—	—	10,589	—	—	10,589
Net income (loss)	—	—	—	—	—	—	—	29,830	—	29,830
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	3,918	—	3,918
Class A dividends declared ($0.18)	—	—	—	—	—	—	—	(6,224)	—	(6,224)
Class B dividends declared ($0.18)	—	—	—	—	—	—	—	(1,444)	—	(1,444)
Balance at September 30, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$743,788	$651,436	$5,480	$803,844

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
Shares awarded under stock compensation plans	537	5	—	—	—	—	55	—	—	60
Purchases of treasury stock	—	—	(153)	(2,381)	—	—	—	—	—	(2,381)
Effect of cash flow hedge instruments, net of tax benefit of $1,726	—	—	—	—	—	—	—	—	(3,952)	(3,952)
Restricted stock amortization	—	—	—	—	—	—	8,107	—	—	8,107
Net income (loss)	—	—	—	—	—	—	—	97,831	—	97,831
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	(7,428)	—	(7,428)
Class A dividends declared ($0.30)	—	—	—	—	—	—	—	(9,319)	—	(9,319)
Class B dividends declared ($0.30)	—	—	—	—	—	—	—	(3,609)	—	(3,609)
Balance at September 30, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$753,214	$748,166	$281	$902,425
(1) See Note 1, “Summary of Significant Accounting Policies,” for further discussion.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$97,831	$29,830
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	67,670	71,063
Provision for bad debt expense	277	370
Other amortization	4	463
Debt issuance cost amortization	1,789	1,828
Stock-based compensation expense	8,107	10,589
Deferred income taxes	(8,337)	(5,708)
Net distributions from equity investee	50	(21)
Asset impairment charges	3,076	13,961
Loss (gain) on disposal of dealerships and property and equipment	(46,024)	(41,116)
Loss (gain) on exit of leased dealerships	(170)	2,697
Changes in assets and liabilities that relate to operations:
Receivables	83,609	150,013
Inventories	(47,692)	(20,270)
Other assets	(65,078)	2,017
Notes payable - floor plan - trade	(78,554)	(53,726)
Trade accounts payable and other liabilities	(42,204)	(6,517)
Total adjustments	(123,477)	125,643
Net cash provided by (used in) operating activities	(25,646)	155,473
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(74,549)	(133,918)
Proceeds from sales of property and equipment	10,796	13,290
Proceeds from sales of dealerships	130,086	121,859
Net cash provided by (used in) investing activities	66,333	1,231
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(8,728)	(52,563)
Borrowings on revolving credit facilities	359,362	738,262
Repayments on revolving credit facilities	(359,362)	(799,736)
Proceeds from issuance of long-term debt	—	21,072
Debt issuance costs	23	(149)
Principal payments and repurchase of long-term debt	(17,229)	(31,337)
Principal payments of long-term lease liabilities	(4,706)	—
Purchases of treasury stock	(2,381)	(24,110)
Issuance of shares under stock compensation plans	60	352
Dividends paid	(11,179)	(7,265)
Net cash provided by (used in) financing activities	(44,140)	(155,474)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,453)	1,230
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,854	6,352
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,401	$7,582

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Effect of cash flow hedge instruments (net of tax benefit of $1,726 in the nine months ended September 30, 2019 and net of tax expense of $1,563 in the nine months ended September 30, 2018)	$(3,952)	$4,173
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$78,518	$73,372
Income taxes	$56,629	$32,956

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the three and nine months ended September 30, 2019 and 2018 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second, third and fourth quarters. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018.
Lease Accounting – In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) 842, “Leases,” by issuing Accounting Standards Update (“ASU”) 2016-02 (and subsequent amendments via ASU 2018-01, ASU 2018-10 and ASU 2018-11) in order to increase transparency and comparability among organizations by recognizing operating lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Prior to adoption of the new lease standard, only leases classified as capital leases under ASC 840, “Leases,” were recorded in our consolidated balance sheets. Under ASC 842, “Leases,” an entity must classify leases as either finance leases (formerly capital leases) or operating leases, and a right-of-use asset (“ROU asset”) and lease liability are required to be recognized in our consolidated balance sheets for both finance and operating leases with a term longer than 12 months. The new lease standard requires a modified retrospective transition approach and provides an optional transition method to either (1) record current existing leases as of the effective date; or (2) record leases existing as of the earliest comparative period presented in the financial statements by recasting comparative period financial statements. We adopted the new lease standard as of January 1, 2019 using the effective date as our date of application. As such, financial statement information and disclosures required under the new lease standard have not been provided for dates and periods prior to January 1, 2019. The new lease standard provides for a number of optional practical expedients in transition, which include: (1) not requiring an entity to reassess prior conclusions about lease identification, lease classification or initial direct costs; (2) allowing an entity to use a portfolio approach for similar lease assets; (3) allowing an entity to elect an accounting policy to choose not to separate non-lease components of an agreement from lease components (by asset class); (4) allowing the use of hindsight in estimating lease term or assessing impairment of ROU assets; and (5) not requiring an entity to reassess prior conclusions about land easements. We have elected all of the practical expedients permitted under the transition guidance within the new lease standard. The new lease standard also provides practical expedients for ongoing accounting. We have elected the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify (less than 1-year term), we will not recognize ROU assets or lease liabilities. We have also elected the practical expedient that allows us not to separate non-lease components of an agreement from lease components (for certain asset classes).
The cumulative effect of the adoption of ASC 842, “Leases,” on our unaudited condensed consolidated balance sheet as of January 1, 2019 was the recognition of ROU assets of approximately $406.9 million (including approximately $18.9 million related to capital leases that was reclassified from property and equipment, net in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018) and lease liabilities of approximately $419.5 million (including approximately $20.6 million related to capital leases that was reclassified from current maturities of long-term debt and long-term debt in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018). Upon adoption of ASC 842, “Leases,” we evaluated ROU assets for impairment and determined that approximately $10.5 million of impairment was required related to newly recognized ROU assets that would have been impaired in previous periods. This impairment of the ROU asset as of January 1, 2019 was recorded, net of related income tax effects, as a $7.4 million reduction of beginning retained earnings. The adoption of ASC 842, “Leases,” did not have a material effect on our unaudited condensed consolidated statements of income or our unaudited condensed consolidated statements of cash flows. The effect of the adoption of ASC 842, “Leases,” on our unaudited condensed consolidated balance sheets as of January 1, 2019 and September 30, 2019 was as follows:

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Before Impact of ASC 842	Effects of Adoption of ASC 842	After Impact of ASC 842
	December 31, 2018		January 1, 2019
Balance Sheet		(In thousands)
Assets:
Property and Equipment, net	$1,178,489	$(18,948)	$1,159,541
Other Intangible Assets, net	69,705	(4,005)	65,700
Right-of-Use Assets	—	406,918	406,918

Liabilities:
Current lease liabilities	$—	$48,832	$48,832
Other accrued liabilities	257,823	(1,987)	255,836
Long-Term Debt	918,779	(20,557)	898,222
Long-Term Lease Liabilities	—	370,647	370,647
Other Long-Term Liabilities	75,887	(2,508)	73,379
Deferred Income Taxes	33,178	(3,034)	30,144
Stockholders' Equity:
Retained earnings	$670,691	$(7,428)	$663,263

	Adoption of ASC 842 as of January 1, 2019	New Leases	Modifications (1)	Reduction / Amortization	As Reported September 30, 2019
	(In thousands)
Right-of-Use Assets:
Finance Leases	$18,948	$38	$18,782	$(2,446)	$35,322
Operating Leases	387,970	754	(25,910)	(33,964)	328,850
Total Right-of-Use Assets	$406,918	$792	$(7,128)	$(36,410)	$364,172

Current Lease Liabilities:
Finance Leases	$728	$3	$4,521	$(3,737)	$1,515
Operating Leases	48,104	521	(1,829)	(3,104)	43,692
Total Current Lease Liabilities	$48,832	$524	$2,692	$(6,841)	$45,207

Long-Term Lease Liabilities:
Finance Leases	$19,829	$36	$17,750	$(969)	$36,646
Operating Leases	350,818	233	(23,914)	(32,132)	295,005
Total Long-Term Lease Liabilities	$370,647	$269	$(6,164)	$(33,101)	$331,651
(1) Includes the impact of remeasurements related to lease terminations and changes in assumptions around the probability of exercise of extension options.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Expense	(In thousands)
Finance lease expense:
Reduction of right-of-use assets	$874	$2,446
Interest on lease liabilities	1,305	3,820
Operating lease expense (1)	16,610	51,664
Short-term lease expense (1)	340	1,208
Variable lease expense	597	1,394
Sublease income	(3,510)	(10,894)
Total	$16,216	$49,638
(1) Included in operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$3,924	$4,706
Operating cash flows for finance leases	$1,305	$3,820
Operating cash flows for operating leases	$17,527	$54,311
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$822	$10,843
Operating leases (1)	$7,053	$(1,885)

(1) Includes the impact of reclassification of right-of-use assets from operating leases to finance leases due to remeasurement.

September 30, 2019
Other Information
Weighted-average remaining lease term (in years):
Finance leases	12.0
Operating leases	9.6
Weighted-average discount rate:
Finance leases	18.76%
Operating leases	6.84%

	Undiscounted Lease Cash Flows Under ASC 842 as of September 30, 2019
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
2019	$1,643	$16,840	$(3,337)
2020	6,595	63,557	(11,309)
2021	6,747	56,236	(8,535)
2022	6,755	48,502	(6,103)
2023	6,816	46,752	(6,103)
Thereafter	50,689	243,142	(9,312)
Total	$79,245	$475,029	$(44,699)

Less: Present value discount	(41,084)	(136,332)
Lease liabilities	$38,161	$338,697
For comparison purposes the following table provides the future minimum lease payments as presented in our Annual Report on Form 10-K for the year ended December 31, 2018 in accordance with ASC 840, “Leases.”

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
We recognize a ROU asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at reduced cost using the effective interest method.
The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred or previously recognized favorable lease assets, less any lease incentives received or previously recognized lease exit accruals. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset is reduced using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is reduced over the expected useful life of the underlying asset. Expense related to the reduction of the ROU asset is recognized and presented separately from interest expense on the lease liability.
Variable lease payments associated with our leases are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense in our consolidated statements of income in the same line item as expense arising from fixed lease payments (operating leases) or expense related to the reduction of the ROU asset (finance leases).
ROU assets for operating and finance leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC 360, “Property, Plant, and Equipment,” to determine whether the ROU asset is impaired and, if so, the amount of the impairment loss to recognize.
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
Key estimates and judgments related to the measurement and recording of ROU assets and lease liabilities include how we determine: (1) the discount rate used to discount the unpaid lease payments to present value; and (2) the expected lease term, including any extension options.
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
Many of our lease arrangements have one or more existing renewal options to extend the lease term (typically in five- to ten-year increments), which were considered in the calculation of the ROU assets and lease liabilities if we determined that it was reasonably certain that an extension option would be exercised. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by our option to extend the lease that we are reasonably certain to exercise. We determined the probability of the exercise of a lease extension option based on our long-term strategic business outlook and the condition and remaining useful life of the fixed assets at the location subject to the lease agreement, among other factors.
The majority of our lease agreements require fixed monthly payments (subject to either specific or index-based escalations in future periods) while other agreements require variable lease payments based on changes in the London Interbank Offer Rate (“LIBOR”) or any replacement thereof. Lease payments included in the measurement of the lease liability comprise the: (1) fixed lease payments, including in-substance fixed payments, owed over the lease term, which include termination penalties we would owe if the estimated lease term assumes that we would be likely to exercise a termination option prior to the earliest expiration date; (2) variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date; and (3) the exercise price of our option to purchase the underlying asset if we are reasonably certain to exercise the option. Our leases do not typically contain residual value guarantees.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In certain situations, we have entered into sublease agreements whereby we sublease all or a portion of a leased real estate asset to a third party. To the extent that we have a sublease related to a lease agreement for an asset that we are no longer using in operations, we have reduced the ROU asset by any applicable net deficiency in expected cash flows from that sublease (either due to partial monthly sublease proceeds or a sublease term less than the remaining master lease term). As of December 31, 2018, the net liability related to these lease exit accruals was approximately $4.6 million as discussed in Note 7, “Commitments and Contingencies.” Upon the adoption of ASC 842, “Leases,” this balance was reclassified from other accrued liabilities and other long-term liabilities to a reduction in right-of-use assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019.
Prior to the adoption of ASC 842, “Leases,” we had recorded definite life intangible assets related to favorable lease assets acquired in business combinations. As of December 31, 2018, the net unamortized balance related to these definite life intangible assets was approximately $4.0 million. Upon adoption of ASC 842, “Leases,” this balance was reclassified from other intangible assets, net to right-of-use assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and continues to be amortized over the remaining lease term.
As part of the new lease standard implementation process, we assessed our existing real estate and equipment lease agreements, identified certain lease components embedded within existing service contracts, evaluated transition guidance and practical expedient elections, implemented lease accounting software and designed internal controls over lease accounting under the new lease standard.
Recent Accounting Pronouncements – In August 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815, “Derivatives and Hedging.” This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effects of this ASU did not materially impact our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements, but do not expect the impact of the amendment of this ASU to be material.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Management has evaluated our established business processes, revenue transaction streams and accounting policies, and identified our material revenue streams to be: (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service, warranty and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred, or over time as the maintenance and repair services are performed. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s). Upon adoption, we accelerated the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”). Work in process revenues are recognized over time based on the completed work to date and F&I retro revenues are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues, which represent variable consideration, subject to constraint, are to be included in the transaction price and recognized when or as the performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Receivables, net in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 include approximately $4.8 million and $4.7 million, respectively, related to work in process and contract assets related to F&I retro revenues of approximately $5.9 million and $5.4 million, respectively. Changes in contract assets from December 31, 2018 to September 30, 2019 were primarily due to ordinary business activity. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of our revenue recognition policies and processes.
Income Tax Expense – The overall effective tax rate from continuing operations was 28.0% and 29.2% for the three and nine months ended September 30, 2019, respectively, and 32.4% and 31.1% for the three and nine months ended September 30, 2018, respectively. Income tax expense for the three months ended September 30, 2019 includes a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction. Income tax expense for the nine months ended September 30, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Income tax expense for the three months ended September 30, 2018 includes a $0.8 million discrete charge for non-deductible executive officer compensation related to executive transition costs. Income tax expense for the nine months ended September 30, 2018 includes a $0.8 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions and a $0.2 million discrete charge related to changes in uncertain tax positions, offset partially by a $0.9 million discrete benefit related to vested or exercised stock compensation awards. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants.
2. Business Dispositions
We disposed of one luxury franchised dealership and four mid-line import franchised dealerships during the nine months ended September 30, 2019 that generated net cash of approximately $130.1 million. We disposed of two luxury franchised dealerships and four mid-line import franchised dealerships during the nine months ended September 30, 2018 that generated net cash of approximately $121.9 million. Additionally, we terminated one luxury franchised dealership and ceased operations at a previously acquired pre-owned store in Florida during the nine months ended September 30, 2018. The results of operations of each of these disposed or terminated dealerships remain in continuing operations in the accompanying unaudited condensed consolidated statements of income.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues and other activities associated with disposed franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Income (loss) from operations	$(200)	$(301)	$(2,701)	$(6,146)
Gain (loss) on disposal	(823)	(88)	45,570	39,149
Lease exit accrual adjustments and charges	—	(16)	169	(784)
Pre-tax income (loss)	$(1,023)	$(405)	$43,038	$32,219
Total revenues	$2,455	$100,242	$54,682	$386,160

Revenues and other activities associated with disposed franchised dealerships classified as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Income (loss) from operations	$(223)	$(148)	$(616)	$(478)
Lease exit accrual adjustments and charges	—	(104)	—	(319)
Pre-tax income (loss)	$(223)	$(252)	$(616)	$(797)
Total revenues	$—	$—	$—	$—
3. Inventories
Inventories consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
New vehicles	$1,010,014	$1,027,727
Used vehicles	302,505	293,179
Service loaners	155,210	141,542
Parts, accessories and other	60,938	66,013
Net inventories	$1,528,667	$1,528,461

4. Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Land	$377,818	$381,527
Building and improvements (1)	996,832	989,872
Software and computer equipment	121,436	116,348
Parts and service equipment	108,333	108,040
Office equipment and fixtures	98,181	96,622
Company vehicles	9,457	9,139
Construction in progress	43,920	59,523
Total, at cost	1,755,977	1,761,071
Less accumulated depreciation	(610,914)	(575,720)
Subtotal	1,145,063	1,185,351
Less assets held for sale (2)	(8,850)	(6,862)
Property and equipment, net	$1,136,213	$1,178,489

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease assets have been reclassified from property and equipment, net to right-of-use assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019.
(2) Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and nine months ended September 30, 2019, capital expenditures were approximately $23.3 million and $74.5 million, respectively, and in the three and nine months ended September 30, 2018, capital expenditures were approximately $34.3 million and $133.9 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of September 30, 2019 and December 31, 2018 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
Impairment charges for the three and nine months ended September 30, 2019 were approximately $1.1 million and $3.1 million, respectively, which include fair value adjustments of long-lived assets held for sale related to real estate at former EchoPark locations. There were no impairment charges for the three months ended September 30, 2018. Impairment charges for the nine months ended September 30, 2018 were approximately $14.0 million which include the write-off of certain costs associated with internally developed software as well as the write-off of capitalized costs associated with the abandonment of certain construction projects.
5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $487.3 million and $509.6 million as of September 30, 2019 and December 31, 2018, respectively. The carrying amount of goodwill is net of accumulated impairment losses of approximately $797.6 million as of both September 30, 2019 and December 31, 2018. The carrying amount of franchise assets was approximately $64.3 million and $65.7 million as of September 30, 2019 and December 31, 2018, respectively. The changes in the carrying amount of both goodwill and franchise assets are related to the disposition of several franchised dealerships during the nine months ended September 30, 2019. At December 31, 2018, we had approximately $4.0 million of definite life intangible assets related to favorable lease agreements. As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing definite life intangible assets have been reclassified from other intangible assets, net to right-of-use assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019.
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$—
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	289,273	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	205,521	215,196
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	173,405	180,959
Other (2)	—	20,589
Subtotal	$918,199	$956,017
Debt issuance costs	(9,123)	(10,934)
Total debt	$909,076	$945,083
Less current maturities of long-term debt	(62,854)	(26,304)
Long-term debt	$846,222	$918,779
(1) The interest rate on the 2016 Revolving Credit Facility (as defined below) was 175 basis points and 250 basis points above LIBOR at September 30, 2019 and December 31, 2018, respectively.
(2) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease liabilities have been reclassified from current maturities of

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
long-term debt and long-term debt to current lease liabilities and long-term lease liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019.
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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. As of September 30, 2019, the 2016 Revolving Borrowing Base was approximately $216.7 million based on balances as of such date. As of September 30, 2019, we had no outstanding borrowings and approximately $14.6 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $202.1 million under the 2016 Revolving Credit Facility.
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
We may redeem the remaining outstanding 5.0% Notes, in whole or in part, at any time at the following redemption prices, which are expressed as percentages of the principal amount:

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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The indenture governing the 5.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 5.0% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 5.0% Notes. We were in compliance with all restrictive covenants in the indenture governing the 5.0% Notes as of September 30, 2019.
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
Before March 15, 2022, we may redeem all or a part of the 6.125% Notes at a redemption price equal to 100.0% of the aggregate principal amount of the 6.125% Notes redeemed, plus the Applicable Premium (as defined in the indenture governing the 6.125% Notes) and accrued and unpaid interest, if any, to the redemption date. In addition, on or before March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 6.125% Notes at a redemption price equal to 106.125% of the aggregate principal amount of the 6.125% Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date with proceeds from certain equity offerings. The indenture governing the 6.125% Notes also provides that holders of the 6.125% Notes may require us to repurchase the 6.125% Notes at a purchase price equal to 101.0% of the aggregate principal amount of the 6.125% Notes, plus accrued and unpaid interest, if any, to the date of purchase if we undergo a Change of Control (as defined in the indenture governing the 6.125% Notes).
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of September 30, 2019.
Our obligations under the 6.125% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 6.125% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of our covenants under the 6.125% Notes; and (3) certain defaults

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
under other agreements under which we or our subsidiaries have outstanding indebtedness in excess of $50.0 million.
Mortgage Notes
As of September 30, 2019, the weighted-average interest rate was 4.47% and the total outstanding mortgage principal balance was approximately $378.9 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2019 and 2033.
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
We were in compliance with the financial covenants under the 2016 Credit Facilities as of September 30, 2019. The financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
September 30, 2019 actual	1.19	1.63	3.91
The 2016 Credit Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2019, we had approximately $223.2 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2019.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2019, the ratio was 5.03 to 1.00.
Derivative Instruments and Hedging Activities
Prior to March 9, 2018, we had outstanding interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate (these interest rate cash flow swap agreements were terminated on March 9, 2018 with a net $4.8 million payment to us from the counterparties, which is being amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income on a ratable basis over the original term of these agreements (through July 1, 2020). As of both September 30, 2019 and December 31, 2018, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cash flow swap agreements and interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.8 million and $1.9 million in the years ended December 31, 2018 and 2017, respectively, upon entering into new interest rate cap agreements. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $4.0 million and $4.6 million as of September 30, 2019 and December 31, 2018, respectively, and will be amortized into interest expense, other, net in the accompanying unaudited condensed consolidated statements of income over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions at September 30, 2019 was an asset of approximately $0.2 million, with approximately $0.1 million included in other current assets and approximately $0.1 million included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. The fair value of the outstanding interest rate cap positions at December 31, 2018 was an asset of approximately $4.8 million, with approximately $1.8 million included in other current assets and approximately $3.0 million included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(1) Under these interest rate cap agreements, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income.
(2) The one-month LIBOR rate was approximately 2.016% at September 30, 2019.

The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying unaudited condensed consolidated statements of cash flows. The incremental interest income (the excess of interest received over interest paid) related to interest rate caps was approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2019, respectively, and is included in interest expense, other, net in the accompanying unaudited condensed consolidated statements of income and disclosed in the supplemental disclosures of cash flow information in the accompanying unaudited condensed consolidated statements of cash flows. The incremental interest income (the excess of interest received over interest paid) related to interest rate caps and interest rate swaps was approximately $0.1 million for the three months ended September 30, 2018, and the incremental interest expense (the excess of interest paid over interest received) related to interest rate caps and interest rate swaps was approximately $0.1 million for the nine months ended September 30, 2018, and is included in interest expense, other, net in the accompanying condensed consolidated statements of income, and the interest paid amount is disclosed in the supplemental disclosures of cash flow information in the accompanying condensed consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $1.8 million.
7. Commitments and Contingencies
Lease Exit Accruals
A significant number of our dealership properties are leased under long-term operating lease arrangements. Prior to January 1, 2019, if leased properties were no longer being utilized in operations, we recorded lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a facility is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represented the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2018, the net liability related to these lease exit accruals was approximately $4.6 million. As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing lease exit accruals have been reclassified from other accrued liabilities and other long-term liabilities to a reduction in right-of-use assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019. Since January 1, 2019, ROU assets have been evaluated for impairment consistent with the guidance of ASC 842, “Leases,” which is similar to our historical practice of recording lease exit accruals. However, since January 1, 2019, instead of recording lease exit accruals, the result has been the reduction of the related ROU asset as an impairment charge.
A summary of the activity of operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2018	$4,634
Effect of adoption of ASC 842, “Leases”	(4,634)
Balance at September 30, 2019	$—

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 was approximately $1.5 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018 was approximately $2.1 million and $0.3 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships or facilities. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. In the event an assignee or a sublessee does not perform its obligations, Sonic remains liable for such obligations.
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $28.0 million and $13.2 million at September 30, 2019 and December 31, 2018, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2019.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $4.3 million at both September 30, 2019 and December 31, 2018.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2019	December 31, 2018
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$32,568	$31,395
Interest rate caps designated as hedges (2)	246	4,839
Total assets	$32,814	$36,234

Liabilities:
Deferred compensation plan (3)	$18,635	$19,848
Total liabilities	$18,635	$19,848
(1) Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2) As of September 30, 2019, approximately $0.1 million and $0.1 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheet as of such date. As of December 31, 2018, approximately $1.8 million and $3.0 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheet as of such date.
(3) Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were $3.1 million of impairment charges for long-lived assets assessed during the nine months ended September 30, 2019, which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment.” Remaining long-lived assets will be evaluated as of the annual valuation assessment date of October 1, 2019 or as events or changes in circumstances require.

As of September 30, 2019 and December 31, 2018, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2019 and December 31, 2018, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
5.0% Notes (1)	$292,166	$289,273	$262,515	$289,273
6.125% Notes (1)	$255,000	$250,000	$216,250	$250,000
Mortgage Notes (2)	$207,022	$205,521	$218,402	$215,196
Other (2) (3)	$—	$—	$20,437	$20,588
(1) As determined by market quotations as of September 30, 2019 and December 31, 2018, respectively (Level 1).
(2) As determined by discounted cash flows (Level 3) based on estimated current market interest rates for comparable instruments.
(3) As discussed in Note 1, “Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease liabilities have been reclassified from current maturities of long-term debt and long-term debt to current lease liabilities and long-term lease liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019.
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019 are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2018	$3,034	$1,199	$4,233
Other comprehensive income (loss) before reclassifications (1)	(1,828)	—	(1,828)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(2,124)	—	(2,124)
Net current-period other comprehensive income (loss)	(3,952)	—	(3,952)
Balance at September 30, 2019	$(918)	$1,199	$281
(1) Net of tax benefit of $858 related to losses on cash flow hedges.
(2) Net of tax benefit of $868 related to losses on cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2018.
10. Segment Information
As of September 30, 2019, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”) and (2) pre-owned vehicle specialty retail locations that provide customers an opportunity to search, buy, service, finance and sell pre-owned vehicles (the “EchoPark Segment”).
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment revenues and segment income (loss) for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Franchised Dealerships Segment	$2,390,503	$2,284,931	$6,852,474	$6,879,783
EchoPark Segment	312,217	185,918	853,465	497,589
Total consolidated revenues	$2,702,720	$2,470,849	$7,705,939	$7,377,372

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Segment income (loss) (1):
Franchised Dealerships Segment (2)	$51,028	$40,971	$172,884	$130,856
EchoPark Segment (3)	2,530	(5,026)	5,218	(46,699)
Total segment income (loss)	53,558	35,945	178,102	84,157
Interest expense, other, net	(13,013)	(13,313)	(39,494)	(40,144)
Other income (expense), net	(5)	—	90	107
Income (loss) from continuing operations before taxes	$40,540	$22,632	$138,698	$44,120

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the three months ended September 30, 2018, the above amount includes approximately $1.6 million of executive transition costs, approximately $1.2 million of storm-related physical damage and legal costs and approximately $0.3 million of net loss on the disposal of franchised dealerships,
For the nine months ended September 30, 2019, the above amount includes approximately $46.7 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of executive transition costs. For the nine months ended September 30, 2018, the above amount includes approximately $38.9 million of net gain on the disposal of franchised dealerships, offset partially by approximately $14.0 million of impairment expense, approximately $5.8 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges and approximately $1.6 million of executive transition costs.
(3) For the three months ended September 30, 2019, the above amount includes approximately $1.1 million of impairment expense related to real estate assets held for sale at former EchoPark locations. For the nine months ended September 30, 2019, the above amount includes approximately $3.1 million of impairment expense related to real estate assets held for sale at former EchoPark locations. For the nine months ended September 30, 2018, the above amount includes approximately $32.5 million of long-term compensation-related charges.

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
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two operating segments as of September 30, 2019: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2019, we operated 91 stores in the Franchised Dealerships Segment and eight stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 103 new vehicle franchises (representing 23 different brands of cars and light trucks) and 15 collision repair centers in 13 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of September 30, 2019, we had three EchoPark stores in operation in Colorado, four in Texas and one in North Carolina. We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests.
Executive Summary
The U.S. automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) increased 0.6%, to 17.0 million vehicles, in the three months ended September 30, 2019, compared to 16.9 million vehicles in the three months ended September 30, 2018, according to data from Bloomberg Financial Markets, provided by Stephens Inc. For 2019, analysts’ average industry expectation for the total new vehicle SAAR ranges from 16.8 million to 17.0 million vehicles. We currently estimate the 2019 total new vehicle SAAR will be between 16.5 million and 17.0 million vehicles. Changes in consumer confidence, replacement demand as a result of natural disasters, availability of consumer financing, manufacturer inventory production levels or incentive levels from automotive manufacturers could cause actual 2019 total new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. As a result of our minimal fleet new vehicle unit sales volume, we believe it is appropriate to compare our new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 14.0 million vehicles for the three months ended September 30, 2019, an increase of 2.2% from the prior year period, and 13.4 million vehicles for the nine months ended September 30, 2019, a decrease of 0.7% from the prior year period.
On September 16, 2019, the United Auto Workers union began a strike at General Motors’ manufacturing facilities. The strike is currently ongoing and there is no clear timeline for a resolution and end of the strike. The strike had minimal impact on our operations in the three months ended September 30, 2019. However, if the dispute continues, the strike may limit the rate of new vehicles sales and Fixed Operations revenues at our General Motors franchises in the future as a result of potential shortages or delays in inventory and parts. As of September 30, 2019, we operated nine General Motors franchises.
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores since September 30, 2018, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2019 and are compared to the same prior year

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
Franchised Dealerships Segment
New vehicle revenue increased 6.7% during the three months ended September 30, 2019, due to higher average selling prices and a 3.1% increase in new vehicle unit sales volume. New vehicle revenue increased 1.7% during the nine months ended September 30, 2019, due to higher average selling prices, offset partially by a 2.4% decrease in new vehicle unit sales volume. New vehicle gross profit decreased 6.2% during the three months ended September 30, 2019, driven primarily by a 9.0% decrease in new vehicle gross profit per unit, and decreased 2.4% during the nine months ended September 30, 2019, due to a 2.4% decrease in new vehicle unit sales volume (new vehicle gross profit per unit was flat). New vehicle gross profit per unit decreased $180 per unit, or 9.0%, to $1,825 per unit in the three months ended September 30, 2019, and was flat at $1,982 per unit in the nine months ended September 30, 2019.
Retail used vehicle revenue increased 14.1% and 9.0% during the three and nine months ended September 30, 2019, respectively. Retail used vehicle unit sales volume increased 11.4% and 6.6% during the three and nine months ended September 30, 2019, respectively. Retail used vehicle gross profit increased 3.5% and 3.1% during the three and nine months ended September 30, 2019, respectively, primarily driven by an increase in retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $95 per unit, or 7.1%, to $1,235 per unit in the three months ended September 30, 2019 and decreased $43 per unit, or 3.3%, to $1,255 per unit in the nine months ended September 30, 2019. Wholesale vehicle gross loss decreased approximately $0.3 million during the three months ended September 30, 2019, primarily driven by a decrease in wholesale vehicle gross loss per unit of $63, or 33.3%. Wholesale vehicle gross loss decreased approximately $6.3 million during the nine months ended September 30, 2019, primarily driven by a decrease in wholesale vehicle gross loss per unit of $310, or 72.8%. We focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, but may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 25 and 30 days as of September 30, 2019 and 2018, respectively.
Fixed Operations revenue increased 6.1% and 4.7% during the three and nine months ended September 30, 2019, respectively. Fixed Operations gross profit increased 7.8% and 5.9% during the three and nine months ended September 30, 2019, respectively, driven primarily by an 8.9% and 7.5% increase in customer pay (as hereinafter defined) gross profit, respectively. Fixed Operations gross margin increased 80-basis points, to 49.2%, during the three months ended September 30, 2019 and increased 60-basis points, to 48.9%, during the nine months ended September 30, 2019, driven primarily by higher levels of customer pay and warranty activity.
F&I revenue increased 19.7% and 8.8% during the three and nine months ended September 30, 2019, respectively, driven primarily by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $171 per unit, or 12.1%, to $1,587 per unit, in the three months ended September 30, 2019, and increased $99 per unit, or 6.8%, to $1,548 per unit, in the nine months ended September 30, 2019. We believe that our proprietary software applications, playbook processes, and customer-centric selling approach enable us to maximize gross profit per F&I contract and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell high levels of retail new and used vehicles at our stores.
EchoPark Segment
Retail used vehicle revenue increased 41.8% and 47.4% during the three and nine months ended September 30, 2019, respectively. Retail used vehicle unit sales volume increased 48.3% and 53.0% during the three and nine months ended September 30, 2019, respectively. Combined retail used vehicle and F&I gross profit per unit increased $202 per unit, or 10.4%, to $2,151 per unit and $288 per unit, or 15.3%, to $2,168 per unit during the three and nine months ended September 30, 2019, respectively. The growth in combined retail used vehicle and F&I gross profit per retail unit was primarily due to an increase in retail used vehicle unit sales volume combined with an increase in gross profit per service contract.
Wholesale vehicle gross loss increased approximately $0.1 million, or 40.0%, during the three months ended September 30, 2019, despite a decrease in wholesale vehicle gross loss per unit of $56, or 40.9%. Wholesale vehicle gross loss increased approximately $0.8 million, or 134.4%, during the nine months ended September 30, 2019, primarily driven by an increase in wholesale vehicle gross loss per unit of $308, or 128.3%. We focus on maintaining used vehicle inventory days’ supply in the 30-to-40 day range, but may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply was approximately 32 and 33 days as of September 30, 2019 and 2018, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations revenue increased 79.0% and 44.5% during the three and nine months ended September 30, 2019, respectively, due to higher levels of inventory reconditioning volume. Fixed Operations gross profit decreased 135.2% and 123.0% during the three and nine months ended September 30, 2019, respectively, due to a shift in inventory strategy resulting in less reconditioning work per vehicle and no ongoing customer pay work.
Results of Operations – Consolidated
The tables below list other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of income:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Amounts are before the effect of income taxes)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Income Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$—	$—	$—	$(346)	$—	$(346)	SG&A expenses
Executive transition costs	—	—	—	(1,581)	—	(1,581)	SG&A expenses
Impairment charges	—	(1,124)	(1,124)	—	—	—	Impairment charges
Legal and storm damage charges	—	—	—	(1,185)	—	(1,185)	SG&A expenses

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Amounts are before the effect of income taxes)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Income Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$46,680	$—	$46,680	$38,893	$—	$38,893	SG&A expenses
Executive transition costs	(6,264)	—	(6,264)	(1,581)	—	(1,581)	SG&A expenses
Long-term compensation charges	—	—	—	—	(32,522)	(32,522)	SG&A expenses
Impairment charges	(26)	(3,050)	(3,076)	(13,879)	(82)	(13,961)	Impairment charges
Lease exit adjustments	—	—	—	(2,235)	—	(2,235)	SG&A expenses
Legal and storm damage charges	—	—	—	(5,749)	—	(5,749)	SG&A expenses

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2019	2018	2019	2018
Luxury:
BMW	23.9%	19.7%	23.4%	19.4%
Mercedes	11.2%	9.4%	11.9%	10.4%
Audi	6.6%	6.4%	6.8%	6.4%
Lexus	4.9%	6.7%	4.8%	6.1%
Land Rover	3.7%	4.1%	4.1%	4.4%
Porsche	2.5%	2.6%	2.8%	2.5%
Cadillac	2.2%	2.0%	2.3%	2.3%
MINI	1.6%	1.6%	1.3%	1.4%
Other luxury (1)	2.5%	3.0%	2.6%	2.8%
Total Luxury	59.1%	55.5%	60.0%	55.7%
Mid-line Import:
Honda	15.3%	18.2%	15.8%	17.7%
Toyota	11.2%	10.5%	10.1%	10.5%
Volkswagen	1.4%	2.1%	1.3%	2.1%
Hyundai	1.9%	1.9%	1.7%	1.7%
Other imports (2)	1.4%	1.8%	1.4%	1.8%
Total Mid-line Import	31.2%	34.5%	30.3%	33.8%
Domestic:
Ford	5.0%	5.4%	4.9%	5.8%
General Motors (“GM”) (3)	4.7%	4.6%	4.8%	4.7%
Total Domestic	9.7%	10.0%	9.7%	10.5%
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes Volvo, Acura, Infiniti and Jaguar.
(2) Includes Nissan, Kia and Subaru.
(3) Includes Buick, Chevrolet and GMC.
Results of Operations
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores since September 30, 2018, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2019 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
Results of Operations – Consolidated
New Vehicles – Consolidated
The retail automotive industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The total and retail new vehicle SAAR below reflect all brands marketed or sold in the United States. The total and retail new vehicle SAAR include brands we do not sell and markets in which we do not operate; therefore, our new vehicle sales may not trend directly in line with the total and retail new vehicle SAAR. We believe that the retail new vehicle SAAR is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,		Better / (Worse)	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	% Change	2019	2018	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	14.0	13.7	2.2%	13.4	13.5	(0.7)%
Fleet new vehicle SAAR	3.0	3.2	(6.3)%	3.6	3.6	—%
Total new vehicle SAAR (2)	17.0	16.9	0.6%	17.0	17.1	(0.6)%
(1) Source: PIN from J.D. Power
(2) Source: Bloomberg Financial Markets, provided by Stephens Inc.
The following tables provide a reconciliation of consolidated reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,253,233	$1,174,705	$78,528	6.7%
Acquisitions, open points and dispositions	4,785	60,389	(55,604)	NM
Total as reported	$1,258,018	$1,235,094	$22,924	1.9%
Total new vehicle gross profit:
Same store	$54,823	$58,425	$(3,602)	(6.2)%
Acquisitions, open points and dispositions	485	3,216	(2,731)	NM
Total as reported	$55,308	$61,641	$(6,333)	(10.3)%
Total new vehicle unit sales:
Same store	30,046	29,139	907	3.1%
Acquisitions, open points and dispositions	101	1,870	(1,769)	NM
Total as reported	30,147	31,009	(862)	(2.8)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$3,487,153	$3,429,897	$57,256	1.7%
Acquisitions, open points and dispositions	41,953	224,613	(182,660)	NM
Total as reported	$3,529,106	$3,654,510	$(125,404)	(3.4)%
Total new vehicle gross profit:
Same store	$163,128	$167,188	$(4,060)	(2.4)%
Acquisitions, open points and dispositions	2,375	8,520	(6,145)	NM
Total as reported	$165,503	$175,708	$(10,205)	(5.8)%
Total new vehicle unit sales:
Same store	82,301	84,352	(2,051)	(2.4)%
Acquisitions, open points and dispositions	1,239	7,034	(5,795)	NM
Total as reported	83,540	91,386	(7,846)	(8.6)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,258,018	$1,235,094	$22,924	1.9%
Gross profit	$55,308	$61,641	$(6,333)	(10.3)%
Unit sales	30,147	31,009	(862)	(2.8)%
Revenue per unit	$41,729	$39,830	$1,899	4.8%
Gross profit per unit	$1,835	$1,988	$(153)	(7.7)%
Gross profit as a % of revenue	4.4%	5.0%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$3,529,106	$3,654,510	$(125,404)	(3.4)%
Gross profit	$165,503	$175,708	$(10,205)	(5.8)%
Unit sales	83,540	91,386	(7,846)	(8.6)%
Revenue per unit	$42,245	$39,990	$2,255	5.6%
Gross profit per unit	$1,981	$1,923	$58	3.0%
Gross profit as a % of revenue	4.7%	4.8%	(10)	bps

Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,253,233	$1,174,705	$78,528	6.7%
Gross profit	$54,823	$58,425	$(3,602)	(6.2)%
Unit sales	30,046	29,139	907	3.1%
Revenue per unit	$41,710	$40,314	$1,396	3.5%
Gross profit per unit	$1,825	$2,005	$(180)	(9.0)%
Gross profit as a % of revenue	4.4%	5.0%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$3,487,153	$3,429,897	$57,256	1.7%
Gross profit	$163,128	$167,188	$(4,060)	(2.4)%
Unit sales	82,301	84,352	(2,051)	(2.4)%
Revenue per unit	$42,371	$40,662	$1,709	4.2%
Gross profit per unit	$1,982	$1,982	$—	—%
Gross profit as a % of revenue	4.7%	4.9%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles – Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.
Used Vehicles – Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following tables provides a reconciliation of consolidated reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$855,900	$713,677	$142,223	19.9%
Acquisitions, open points and dispositions	58,372	32,321	26,051	NM
Total as reported	$914,272	$745,998	$168,274	22.6%
Total used vehicle gross profit:
Same store	$33,764	$33,088	$676	2.0%
Acquisitions, open points and dispositions	3,064	2,229	835	NM
Total as reported	$36,828	$35,317	$1,511	4.3%
Total used vehicle unit sales:
Same store	39,521	33,128	6,393	19.3%
Acquisitions, open points and dispositions	2,932	1,824	1,108	NM
Total as reported	42,453	34,952	7,501	21.5%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,440,633	$2,102,425	$338,208	16.1%
Acquisitions, open points and dispositions	179,631	115,191	64,440	NM
Total as reported	$2,620,264	$2,217,616	$402,648	18.2%
Total used vehicle gross profit:
Same store	$101,638	$100,248	$1,390	1.4%
Acquisitions, open points and dispositions	8,927	9,149	(222)	NM
Total as reported	$110,565	$109,397	$1,168	1.1%
Total used vehicle unit sales:
Same store	113,224	98,028	15,196	15.5%
Acquisitions, open points and dispositions	9,150	6,442	2,708	NM
Total as reported	122,374	104,470	17,904	17.1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$914,272	$745,998	$168,274	22.6%
Gross profit	$36,828	$35,317	$1,511	4.3%
Unit sales	42,453	34,952	7,501	21.5%
Revenue per unit	$21,536	$21,343	$193	0.9%
Gross profit per unit	$868	$1,010	$(142)	(14.1)%
Gross profit as a % of revenue	4.0%	4.7%	(70)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,620,264	$2,217,616	$402,648	18.2%
Gross profit	$110,565	$109,397	$1,168	1.1%
Unit sales	122,374	104,470	17,904	17.1%
Revenue per unit	$21,412	$21,227	$185	0.9%
Gross profit per unit	$904	$1,047	$(143)	(13.7)%
Gross profit as a % of revenue	4.2%	4.9%	(70)	bps

Our consolidated same store retail used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$855,900	$713,677	$142,223	19.9%
Gross profit	$33,764	$33,088	$676	2.0%
Unit sales	39,521	33,128	6,393	19.3%
Revenue per unit	$21,657	$21,543	$114	0.5%
Gross profit per unit	$854	$999	$(145)	(14.5)%
Gross profit as a % of revenue	3.9%	4.6%	(70)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,440,633	$2,102,425	$338,208	16.1%
Gross profit	$101,638	$100,248	$1,390	1.4%
Unit sales	113,224	98,028	15,196	15.5%
Revenue per unit	$21,556	$21,447	$109	0.5%
Gross profit per unit	$898	$1,023	$(125)	(12.2)%
Gross profit as a % of revenue	4.2%	4.8%	(60)	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by new and used vehicle retail unit sales volume and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

The following tables provide a reconciliation of consolidated reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$49,791	$45,144	$4,647	10.3%
Acquisitions, open points and dispositions	1,751	3,434	(1,683)	NM
Total as reported	$51,542	$48,578	$2,964	6.1%
Total wholesale vehicle gross profit (loss):
Same store	$(1,009)	$(1,324)	$315	23.8%
Acquisitions, open points and dispositions	(97)	25	(122)	NM
Total as reported	$(1,106)	$(1,299)	$193	14.9%
Total wholesale vehicle unit sales:
Same store	8,559	7,173	1,386	19.3%
Acquisitions, open points and dispositions	402	658	(256)	NM
Total as reported	8,961	7,831	1,130	14.4%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$150,890	$152,934	$(2,044)	(1.3)%
Acquisitions, open points and dispositions	5,461	14,792	(9,331)	NM
Total as reported	$156,351	$167,726	$(11,375)	(6.8)%
Total wholesale vehicle gross profit (loss):
Same store	$(2,746)	$(8,224)	$5,478	66.6%
Acquisitions, open points and dispositions	(340)	(856)	516	NM
Total as reported	$(3,086)	$(9,080)	$5,994	66.0%
Total wholesale vehicle unit sales:
Same store	25,081	23,367	1,714	7.3%
Acquisitions, open points and dispositions	1,173	2,586	(1,413)	NM
Total as reported	26,254	25,953	301	1.2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$51,542	$48,578	$2,964	6.1%
Gross profit (loss)	$(1,106)	$(1,299)	$193	14.9%
Unit sales	8,961	7,831	1,130	14.4%
Revenue per unit	$5,752	$6,203	$(451)	(7.3)%
Gross profit (loss) per unit	$(123)	$(166)	$43	25.9%
Gross profit (loss) as a % of revenue	(2.1)%	(2.7)%	60	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$156,351	$167,726	$(11,375)	(6.8)%
Gross profit (loss)	$(3,086)	$(9,080)	$5,994	66.0%
Unit sales	26,254	25,953	301	1.2%
Revenue per unit	$5,955	$6,463	$(508)	(7.9)%
Gross profit (loss) per unit	$(118)	$(350)	$232	66.3%
Gross profit (loss) as a % of revenue	(2.0)%	(5.4)%	340	bps

Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$49,791	$45,144	$4,647	10.3%
Gross profit (loss)	$(1,009)	$(1,324)	$315	23.8%
Unit sales	8,559	7,173	1,386	19.3%
Revenue per unit	$5,817	$6,294	$(477)	(7.6)%
Gross profit (loss) per unit	$(118)	$(185)	$67	36.2%
Gross profit (loss) as a % of revenue	(2.0)%	(2.9)%	90	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$150,890	$152,934	$(2,044)	(1.3)%
Gross profit (loss)	$(2,746)	$(8,224)	$5,478	66.6%
Unit sales	25,081	23,367	1,714	7.3%
Revenue per unit	$6,016	$6,545	$(529)	(8.1)%
Gross profit (loss) per unit	$(109)	$(352)	$243	69.0%
Gross profit (loss) as a % of revenue	(1.8)%	(5.4)%	360	bps
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

The following tables provide a reconciliation of consolidated reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$348,873	$326,448	$22,425	6.9%
Acquisitions, open points and dispositions	3,174	16,670	(13,496)	NM
Total as reported	$352,047	$343,118	$8,929	2.6%
Total Fixed Operations gross profit:
Same store	$168,090	$156,674	$11,416	7.3%
Acquisitions, open points and dispositions	850	10,142	(9,292)	NM
Total as reported	$168,940	$166,816	$2,124	1.3%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,032,278	$981,948	$50,330	5.1%
Acquisitions, open points and dispositions	16,511	59,682	(43,171)	NM
Total as reported	$1,048,789	$1,041,630	$7,159	0.7%
Total Fixed Operations gross profit:
Same store	$495,758	$470,801	$24,957	5.3%
Acquisitions, open points and dispositions	6,964	32,694	(25,730)	NM
Total as reported	$502,722	$503,495	$(773)	(0.2)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$140,146	$139,642	$504	0.4%
Warranty	69,894	66,730	3,164	4.7%
Wholesale parts	38,345	39,419	(1,074)	(2.7)%
Internal, sublet and other	103,662	97,327	6,335	6.5%
Total revenue	$352,047	$343,118	$8,929	2.6%
Gross profit
Customer pay	$76,625	$74,994	$1,631	2.2%
Warranty	38,235	38,563	(328)	(0.9)%
Wholesale parts	6,651	6,784	(133)	(2.0)%
Internal, sublet and other	47,429	46,475	954	2.1%
Total gross profit	$168,940	$166,816	$2,124	1.3%
Gross profit as a % of revenue
Customer pay	54.7%	53.7%	100	bps
Warranty	54.7%	57.8%	(310)	bps
Wholesale parts	17.3%	17.2%	10	bps
Internal, sublet and other	45.8%	47.8%	(200)	bps
Total gross profit as a % of revenue	48.0%	48.6%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$419,980	$422,348	$(2,368)	(0.6)%
Warranty	208,676	198,219	10,457	5.3%
Wholesale parts	117,669	122,763	(5,094)	(4.1)%
Internal, sublet and other	302,464	298,300	4,164	1.4%
Total revenue	$1,048,789	$1,041,630	$7,159	0.7%
Gross profit
Customer pay	$228,604	$226,443	$2,161	1.0%
Warranty	115,682	112,335	3,347	3.0%
Wholesale parts	20,319	20,949	(630)	(3.0)%
Internal, sublet and other	138,117	143,768	(5,651)	(3.9)%
Total gross profit	$502,722	$503,495	$(773)	(0.2)%
Gross profit as a % of revenue
Customer pay	54.4%	53.6%	80	bps
Warranty	55.4%	56.7%	(130)	bps
Wholesale parts	17.3%	17.1%	20	bps
Internal, sublet and other	45.7%	48.2%	(250)	bps
Total gross profit as a % of revenue	47.9%	48.3%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$139,807	$131,535	$8,272	6.3%
Warranty	69,438	64,048	5,390	8.4%
Wholesale parts	38,018	38,016	2	—%
Internal, sublet and other	101,610	92,849	8,761	9.4%
Total revenue	$348,873	$326,448	$22,425	6.9%
Gross profit
Customer pay	$76,453	$70,227	$6,226	8.9%
Warranty	37,982	35,569	2,413	6.8%
Wholesale parts	6,594	6,468	126	1.9%
Internal, sublet and other	47,061	44,410	2,651	6.0%
Total gross profit	$168,090	$156,674	$11,416	7.3%
Gross profit as a % of revenue
Customer pay	54.7%	53.4%	130	bps
Warranty	54.7%	55.5%	(80)	bps
Wholesale parts	17.3%	17.0%	30	bps
Internal, sublet and other	46.3%	47.8%	(150)	bps
Total gross profit as a % of revenue	48.2%	48.0%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$414,704	$393,934	$20,770	5.3%
Warranty	206,691	190,080	16,611	8.7%
Wholesale parts	116,148	116,866	(718)	(0.6)%
Internal, sublet and other	294,735	281,068	13,667	4.9%
Total revenue	$1,032,278	$981,948	$50,330	5.1%
Gross profit
Customer pay	$225,671	$210,013	$15,658	7.5%
Warranty	114,596	106,074	8,522	8.0%
Wholesale parts	20,019	19,770	249	1.3%
Internal, sublet and other	135,472	134,944	528	0.4%
Total gross profit	$495,758	$470,801	$24,957	5.3%
Gross profit as a % of revenue
Customer pay	54.4%	53.3%	110	bps
Warranty	55.4%	55.8%	(40)	bps
Wholesale parts	17.2%	16.9%	30	bps
Internal, sublet and other	46.0%	48.0%	(200)	bps
Total gross profit as a % of revenue	48.0%	47.9%	10	bps

For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations – Franchised Dealerships Segment” and “Fixed Operations – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

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

The following tables provide a reconciliation of consolidated reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$116,881	$92,376	$24,505	26.5%
Acquisitions, open points and dispositions	9,960	5,685	4,275	NM
Total as reported	$126,841	$98,061	$28,780	29.3%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,704	$1,503	$201	13.4%
Reported	$1,771	$1,505	$266	17.7%

Total combined new and used retail unit sales:
Same store	68,603	61,474	7,129	11.6%
Acquisitions, open points and dispositions	3,033	3,694	(661)	NM
Total as reported	71,636	65,168	6,468	9.9%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$322,130	$272,688	$49,442	18.1%
Acquisitions, open points and dispositions	29,299	23,202	6,097	NM
Total as reported	$351,429	$295,890	$55,539	18.8%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,662	$1,507	$155	10.3%
Reported	$1,721	$1,523	$198	13.0%

Total combined new and used retail unit sales:
Same store	193,841	180,891	12,950	7.2%
Acquisitions, open points and dispositions	10,389	13,431	(3,042)	(22.6)%
Total as reported	204,230	194,322	9,908	5.1%
NM = Not Meaningful

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships since September 30, 2018, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2019 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
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

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,253,233	$1,174,705	$78,528	6.7%
Acquisitions, open points and dispositions	4,785	60,389	(55,604)	NM
Total as reported	$1,258,018	$1,235,094	$22,924	1.9%
Total new vehicle gross profit:
Same store	$54,823	$58,425	$(3,602)	(6.2)%
Acquisitions, open points and dispositions	485	3,216	(2,731)	NM
Total as reported	$55,308	$61,641	$(6,333)	(10.3)%
Total new vehicle unit sales:
Same store	30,046	29,139	907	3.1%
Acquisitions, open points and dispositions	101	1,870	(1,769)	NM
Total as reported	30,147	31,009	(862)	(2.8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$3,487,153	$3,429,897	$57,256	1.7%
Acquisitions, open points and dispositions	41,953	224,613	(182,660)	NM
Total as reported	$3,529,106	$3,654,510	$(125,404)	(3.4)%
Total new vehicle gross profit:
Same store	$163,128	$167,188	$(4,060)	(2.4)%
Acquisitions, open points and dispositions	2,375	8,520	(6,145)	NM
Total as reported	$165,503	$175,708	$(10,205)	(5.8)%
Total new vehicle unit sales:
Same store	82,301	84,352	(2,051)	(2.4)%
Acquisitions, open points and dispositions	1,239	7,034	(5,795)	NM
Total as reported	83,540	91,386	(7,846)	(8.6)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,258,018	$1,235,094	$22,924	1.9%
Gross profit	$55,308	$61,641	$(6,333)	(10.3)%
Unit sales	30,147	31,009	(862)	(2.8)%
Revenue per unit	$41,729	$39,830	$1,899	4.8%
Gross profit per unit	$1,835	$1,988	$(153)	(7.7)%
Gross profit as a % of revenue	4.4%	5.0%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$3,529,106	$3,654,510	$(125,404)	(3.4)%
Gross profit	$165,503	$175,708	$(10,205)	(5.8)%
Unit sales	83,540	91,386	(7,846)	(8.6)%
Revenue per unit	$42,245	$39,990	$2,255	5.6%
Gross profit per unit	$1,981	$1,923	$58	3.0%
Gross profit as a % of revenue	4.7%	4.8%	(10)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,253,233	$1,174,705	$78,528	6.7%
Gross profit	$54,823	$58,425	$(3,602)	(6.2)%
Unit sales	30,046	29,139	907	3.1%
Revenue per unit	$41,710	$40,314	$1,396	3.5%
Gross profit per unit	$1,825	$2,005	$(180)	(9.0)%
Gross profit as a % of revenue	4.4%	5.0%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$3,487,153	$3,429,897	$57,256	1.7%
Gross profit	$163,128	$167,188	$(4,060)	(2.4)%
Unit sales	82,301	84,352	(2,051)	(2.4)%
Revenue per unit	$42,371	$40,662	$1,709	4.2%
Gross profit per unit	$1,982	$1,982	$—	—%
Gross profit as a % of revenue	4.7%	4.9%	(20)	bps

Same Store Franchised Dealerships Segment New Vehicles – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
New vehicle revenue increased 6.7% and new vehicle unit sales volume increased 3.1%, primarily driven by increases in new vehicle unit sales volume at our BMW, Mercedes and Toyota dealerships. New vehicle gross profit decreased approximately $3.6 million, or 6.2%, primarily driven by decreases in new vehicle gross profit at our Land Rover, Hyundai and Porsche dealerships. New vehicle gross profit per unit decreased $180 per unit, or 9.0%, to $1,825 per unit, primarily driven by decreases in new vehicle gross profit per unit at our Land Rover, Hyundai and Porsche dealerships.
Same Store Franchised Dealerships Segment New Vehicles – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
New vehicle revenue increased 1.7%, due to higher average sales prices, offset partially by a 2.4% decrease in new vehicle unit sales volume driven primarily by decreases in new vehicle unit sales volume at our Ford, Toyota and Audi dealerships. New vehicle gross profit decreased approximately $4.1 million, or 2.4%, primarily driven by decreases in new vehicle gross profit at our Land Rover, GM and Ford dealerships, offset partially by increases in new vehicle gross profit at our BMW, Mercedes and Honda dealerships. New vehicle gross profit per unit was flat.
Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$643,945	$564,190	$79,755	14.1%
Acquisitions, open points and dispositions	4,061	21,110	(17,049)	NM
Total as reported	$648,006	$585,300	$62,706	10.7%
Total used vehicle gross profit:
Same store	$35,873	$34,665	$1,208	3.5%
Acquisitions, open points and dispositions	1,750	2,815	(1,065)	NM
Total as reported	$37,623	$37,480	$143	0.4%
Total used vehicle unit sales:
Same store	29,050	26,067	2,983	11.4%
Acquisitions, open points and dispositions	197	1,187	(990)	NM
Total as reported	29,247	27,254	1,993	7.3%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,866,976	$1,713,247	$153,729	9.0%
Acquisitions, open points and dispositions	22,069	81,156	(59,087)	NM
Total as reported	$1,889,045	$1,794,403	$94,642	5.3%
Total used vehicle gross profit:
Same store	$105,904	$102,760	$3,144	3.1%
Acquisitions, open points and dispositions	5,911	10,205	(4,294)	NM
Total as reported	$111,815	$112,965	$(1,150)	(1.0)%
Total used vehicle unit sales:
Same store	84,374	79,173	5,201	6.6%
Acquisitions, open points and dispositions	1,156	4,622	(3,466)	NM
Total as reported	85,530	83,795	1,735	2.1%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$648,006	$585,300	$62,706	10.7%
Gross profit	$37,623	$37,480	$143	0.4%
Unit sales	29,247	27,254	1,993	7.3%
Revenue per unit	$22,156	$21,476	$680	3.2%
Gross profit per unit	$1,286	$1,375	$(89)	(6.5)%
Gross profit as a % of revenue	5.8%	6.4%	(60)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,889,045	$1,794,403	$94,642	5.3%
Gross profit	$111,815	$112,965	$(1,150)	(1.0)%
Unit sales	85,530	83,795	1,735	2.1%
Revenue per unit	$22,086	$21,414	$672	3.1%
Gross profit per unit	$1,307	$1,348	$(41)	(3.0)%
Gross profit as a % of revenue	5.9%	6.3%	(40)	bps
Our Franchised Dealerships Segment same store retail used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$643,945	$564,190	$79,755	14.1%
Gross profit	$35,873	$34,665	$1,208	3.5%
Unit sales	29,050	26,067	2,983	11.4%
Revenue per unit	$22,167	$21,644	$523	2.4%
Gross profit per unit	$1,235	$1,330	$(95)	(7.1)%
Gross profit as a % of revenue	5.6%	6.1%	(50)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,866,976	$1,713,247	$153,729	9.0%
Gross profit	$105,904	$102,760	$3,144	3.1%
Unit sales	84,374	79,173	5,201	6.6%
Revenue per unit	$22,127	$21,639	$488	2.3%
Gross profit per unit	$1,255	$1,298	$(43)	(3.3)%
Gross profit as a % of revenue	5.7%	6.0%	(30)	bps

Same Store Franchised Dealerships Segment Used Vehicles – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Retail used vehicle revenue increased 14.1%, driven primarily by an 11.4% increase in retail used vehicle unit sales volume as a result of increases in retail used vehicle unit sales volume at our Toyota, Ford and Honda dealerships. Retail used vehicle gross profit increased approximately $1.2 million, or 3.5%, driven primarily by increases in retail used vehicle gross profit per unit at our Toyota, Porsche and Audi dealerships. Retail used vehicle gross profit per unit decreased $95 per unit, or 7.1%, to $1,235 per unit, driven primarily by decreases in retail used vehicle gross profit per unit at our Mercedes, Honda and BMW dealerships.
Same Store Franchised Dealerships Segment Used Vehicles – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Retail used vehicle revenue increased 9.0%, driven primarily by a 6.6% increase in retail used vehicle unit sales volume as a result of increases in retail used vehicle unit sales volume at our Honda, Toyota and Mercedes dealerships. Retail used vehicle gross profit increased approximately $3.1 million, or 3.1%, driven primarily by increases in retail used vehicle gross profit per unit at our BMW, Toyota and Porsche dealerships. Retail used vehicle gross profit per unit decreased $43 per unit, or

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
3.3%, to $1,255 per unit, driven primarily by decreases in retail used vehicle gross profit per unit at our Honda, MINI and Volkswagen dealerships.
Wholesale Vehicles – Franchised Dealerships Segment

Wholesale vehicle revenues are affected by new and used vehicle retail unit sales volume and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$44,219	$41,526	$2,693	6.5%
Acquisitions, open points and dispositions	298	1,855	(1,557)	NM
Total as reported	$44,517	$43,381	$1,136	2.6%
Total wholesale vehicle gross profit (loss):
Same store	$(890)	$(1,239)	$349	28.2%
Acquisitions, open points and dispositions	(81)	(21)	(60)	NM
Total as reported	$(971)	$(1,260)	$289	22.9%
Total wholesale vehicle unit sales:
Same store	7,088	6,553	535	8.2%
Acquisitions, open points and dispositions	35	353	(318)	NM
Total as reported	7,123	6,906	217	3.1%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$138,614	$137,838	$776	0.6%
Acquisitions, open points and dispositions	2,156	10,199	(8,043)	NM
Total as reported	$140,770	$148,037	$(7,267)	(4.9)%
Total wholesale vehicle gross profit (loss):
Same store	$(2,531)	$(8,849)	$6,318	71.4%
Acquisitions, open points and dispositions	(314)	(859)	545	NM
Total as reported	$(2,845)	$(9,708)	$6,863	70.7%
Total wholesale vehicle unit sales:
Same store	21,901	20,758	1,143	5.5%
Acquisitions, open points and dispositions	330	1,696	(1,366)	NM
Total as reported	22,231	22,454	(223)	(1.0)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$44,517	$43,381	$1,136	2.6%
Gross profit (loss)	$(971)	$(1,260)	$289	22.9%
Unit sales	7,123	6,906	217	3.1%
Revenue per unit	$6,250	$6,282	$(32)	(0.5)%
Gross profit (loss) per unit	$(136)	$(182)	$46	25.3%
Gross profit (loss) as a % of revenue	(2.2)%	(2.9)%	70	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$140,770	$148,037	$(7,267)	(4.9)%
Gross profit (loss)	$(2,845)	$(9,708)	$6,863	70.7%
Unit sales	22,231	22,454	(223)	(1.0)%
Revenue per unit	$6,332	$6,593	$(261)	(4.0)%
Gross profit (loss) per unit	$(128)	$(432)	$304	70.4%
Gross profit (loss) as a % of revenue	(2.0)%	(6.6)%	460	bps

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$44,219	$41,526	$2,693	6.5%
Gross profit (loss)	$(890)	$(1,239)	$349	28.2%
Unit sales	7,088	6,553	535	8.2%
Revenue per unit	$6,239	$6,337	$(98)	(1.5)%
Gross profit (loss) per unit	$(126)	$(189)	$63	33.3%
Gross profit (loss) as a % of revenue	(2.0)%	(3.0)%	100	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$138,614	$137,838	$776	0.6%
Gross profit (loss)	$(2,531)	$(8,849)	$6,318	71.4%
Unit sales	21,901	20,758	1,143	5.5%
Revenue per unit	$6,329	$6,640	$(311)	(4.7)%
Gross profit (loss) per unit	$(116)	$(426)	$310	72.8%
Gross profit (loss) as a % of revenue	(1.8)%	(6.4)%	460	bps

We focus on maintaining used vehicle inventory days’ supply in the 30- to 40- day range, but may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our franchised dealerships used vehicle inventory days’ supply was

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately 25 and 30 days as of September 30, 2019 and 2018, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Wholesale vehicle revenue increased, wholesale vehicle gross loss decreased and wholesale vehicle unit sales volume increased in the three months ended September 30, 2019 as a result of higher levels of combined retail new and used vehicle unit sales volume and related trade-ins. The decrease in wholesale vehicle gross loss was primarily due to a prior year initiative to tighten a policy of wholesaling aged or undesirable units at auction in a more timely manner, thereby achieving a better wholesale vehicle gross loss per unit and improved inventory levels and quality.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Wholesale vehicle revenue was flat, wholesale vehicle gross loss decreased and wholesale vehicle unit sales volume increased in the nine months ended September 30, 2019. The decrease in wholesale vehicle gross loss was primarily due to a prior year initiative to tighten a policy of wholesaling aged or undesirable units at auction in a more timely manner, thereby achieving a better wholesale vehicle gross loss per unit and improved inventory levels and quality.
Fixed Operations – Franchised Dealerships Segment
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
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$342,309	$322,780	$19,529	6.1%
Acquisitions, open points and dispositions	1,511	16,286	(14,775)	NM
Total as reported	$343,820	$339,066	$4,754	1.4%
Total Fixed Operations gross profit:
Same store	$168,277	$156,143	$12,134	7.8%
Acquisitions, open points and dispositions	881	10,182	(9,301)	NM
Total as reported	$169,158	$166,325	$2,833	1.7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,015,384	$970,255	$45,129	4.7%
Acquisitions, open points and dispositions	11,998	58,104	(46,106)	NM
Total as reported	$1,027,382	$1,028,359	$(977)	(0.1)%
Total Fixed Operations gross profit:
Same store	$496,237	$468,717	$27,520	5.9%
Acquisitions, open points and dispositions	7,074	32,392	(25,318)	NM
Total as reported	$503,311	$501,109	$2,202	0.4%
NM = Not Meaningful
Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$139,969	$139,504	$465	0.3%
Warranty	69,894	66,730	3,164	4.7%
Wholesale parts	38,345	39,419	(1,074)	(2.7)%
Internal, sublet and other	95,612	93,413	2,199	2.4%
Total revenue	$343,820	$339,066	$4,754	1.4%
Gross profit
Customer pay	$76,607	$74,983	$1,624	2.2%
Warranty	38,235	38,563	(328)	(0.9)%
Wholesale parts	6,651	6,784	(133)	(2.0)%
Internal, sublet and other	47,665	45,995	1,670	3.6%
Total gross profit	$169,158	$166,325	$2,833	1.7%
Gross profit as a % of revenue
Customer pay	54.7%	53.7%	100	bps
Warranty	54.7%	57.8%	(310)	bps
Wholesale parts	17.3%	17.2%	10	bps
Internal, sublet and other	49.9%	49.2%	70	bps
Total gross profit as a % of revenue	49.2%	49.1%	10	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$419,482	$421,484	$(2,002)	(0.5)%
Warranty	208,676	198,219	10,457	5.3%
Wholesale parts	117,669	122,763	(5,094)	(4.1)%
Internal, sublet and other	281,555	285,893	(4,338)	(1.5)%
Total revenue	$1,027,382	$1,028,359	$(977)	(0.1)%
Gross profit
Customer pay	$228,584	$226,207	$2,377	1.1%
Warranty	115,682	112,335	3,347	3.0%
Wholesale parts	20,319	20,949	(630)	(3.0)%
Internal, sublet and other	138,726	141,618	(2,892)	(2.0)%
Total gross profit	$503,311	$501,109	$2,202	0.4%
Gross profit as a % of revenue
Customer pay	54.5%	53.7%	80	bps
Warranty	55.4%	56.7%	(130)	bps
Wholesale parts	17.3%	17.1%	20	bps
Internal, sublet and other	49.3%	49.5%	(20)	bps
Total gross profit as a % of revenue	49.0%	48.7%	30	bps
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$139,683	$131,413	$8,270	6.3%
Warranty	69,438	64,048	5,390	8.4%
Wholesale parts	38,018	38,016	2	—%
Internal, sublet and other	95,170	89,303	5,867	6.6%
Total revenue	$342,309	$322,780	$19,529	6.1%
Gross profit
Customer pay	$76,435	$70,218	$6,217	8.9%
Warranty	37,982	35,569	2,413	6.8%
Wholesale parts	6,594	6,468	126	1.9%
Internal, sublet and other	47,266	43,888	3,378	7.7%
Total gross profit	$168,277	$156,143	$12,134	7.8%
Gross profit as a % of revenue
Customer pay	54.7%	53.4%	130	bps
Warranty	54.7%	55.5%	(80)	bps
Wholesale parts	17.3%	17.0%	30	bps
Internal, sublet and other	49.7%	49.1%	60	bps
Total gross profit as a % of revenue	49.2%	48.4%	80	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$414,369	$393,478	$20,891	5.3%
Warranty	206,691	190,080	16,611	8.7%
Wholesale parts	116,148	116,866	(718)	(0.6)%
Internal, sublet and other	278,176	269,831	8,345	3.1%
Total revenue	$1,015,384	$970,255	$45,129	4.7%
Gross profit
Customer pay	$225,651	$209,936	$15,715	7.5%
Warranty	114,596	106,074	8,522	8.0%
Wholesale parts	20,019	19,770	249	1.3%
Internal, sublet and other	135,971	132,937	3,034	2.3%
Total gross profit	$496,237	$468,717	$27,520	5.9%
Gross profit as a % of revenue
Customer pay	54.5%	53.4%	110	bps
Warranty	55.4%	55.8%	(40)	bps
Wholesale parts	17.2%	16.9%	30	bps
Internal, sublet and other	48.9%	49.3%	(40)	bps
Total gross profit as a % of revenue	48.9%	48.3%	60	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Fixed Operations revenue increased approximately $19.5 million, or 6.1%, and Fixed Operations gross profit increased approximately $12.1 million, or 7.8%, driven primarily by an increase in customer pay gross profit of approximately $6.2 million, or 8.9%, as a result of a strategic emphasis on maximizing growth opportunities in the customer pay business. In addition, warranty gross profit increased approximately $2.4 million, or 6.8%, wholesale parts gross profit increased approximately $0.1 million, or 1.9%, and internal, sublet and other gross profit increased approximately $3.4 million, or 7.7%.
Same Store Franchised Dealerships Segment Fixed Operations – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Fixed Operations revenue increased approximately $45.1 million, or 4.7%, and Fixed Operations gross profit increased approximately $27.5 million, or 5.9%. Customer pay gross profit increased approximately $15.7 million, or 7.5%, warranty gross profit increased approximately $8.5 million, or 8.0%, wholesale parts gross profit increased approximately $0.2 million, or 1.3%, and internal, sublet and other gross profit increased approximately $3.0 million, or 2.3%.
F&I – Franchised Dealerships Segment
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$92,252	$77,040	$15,212	19.7%
Acquisitions, open points and dispositions	3,890	5,049	(1,159)	NM
Total as reported	$96,142	$82,089	$14,053	17.1%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,587	$1,416	$171	12.1%
Reported	$1,645	$1,428	$217	15.2%

Total combined new and used retail unit sales:
Same store	58,132	54,413	3,719	6.8%
Acquisitions, open points and dispositions	298	3,057	(2,759)	NM
Total as reported	58,430	57,470	960	1.7%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$255,331	$234,720	$20,611	8.8%
Acquisitions, open points and dispositions	10,840	19,753	(8,913)	NM
Total as reported	$266,171	$254,473	$11,698	4.6%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,548	$1,449	$99	6.8%
Reported	$1,590	$1,465	$125	8.5%

Total combined new and used retail unit sales:
Same store	164,991	162,036	2,955	1.8%
Acquisitions, open points and dispositions	2,395	11,611	(9,216)	NM
Total as reported	167,386	173,647	(6,261)	(3.6)%
NM = Not Meaningful

Same Store Franchised Dealerships Segment F&I – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
F&I revenues increased approximately $15.2 million, or 19.7%, and F&I gross profit per retail unit increased $171 per unit, or 12.1%, to $1,587 per unit. The growth in F&I revenues and F&I gross profit per retail unit was primarily due to an increase in retail used vehicle unit sales volume combined with an increase in gross profit per finance contract.
Finance contract revenue increased 19.4% primarily due to a 10.1% increase in gross profit per finance contract, an 8.4% increase in finance contract volume as a result of higher retail used vehicle unit sales volume and a 110-basis point increase in the finance contract penetration rate. Service contract revenue increased 16.0% primarily due to a 5.1% increase in gross profit per service contract, a 10.4% increase in service contract volume as a result of higher retail used vehicle unit sales volume and a 110-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 15.2% primarily due to a 5.3% increase in gross profit per other aftermarket contract, a 9.4% increase in other aftermarket contract volume and a 320-basis point increase in the other aftermarket contract penetration rate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment F&I – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
F&I revenues increased approximately $20.6 million, or 8.8%, and F&I gross profit per retail unit increased $99 per unit, or 6.8%, to $1,548 per unit. The growth in F&I revenues and F&I gross profit per retail unit was primarily due to an increase in gross profit per finance contract, gross profit per service contract and gross profit per other aftermarket contract, combined with higher retail used vehicle unit sales volume and increased penetration rates.
Finance contract revenue increased 11.1% primarily due to a 7.5% increase in gross profit per finance contract, a 3.3% increase in finance contract volume as a result of higher retail used vehicle unit sales volume and a 110-basis point increase in the finance contract penetration rate. Service contract revenue increased 11.2% primarily due to a 7.4% increase in gross profit per service contract, a 3.6% increase in service contract volume as a result of higher retail used vehicle unit sales volume and a 60-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 13.8% primarily due to a 9.6% increase in gross profit per other aftermarket contract, a 3.8% increase in other aftermarket contract volume and a 260-basis point increase in the other aftermarket contract penetration rate.

Results of Operations – EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2019 and are compared to the same prior year period, as applicable. The following discussion of used vehicles and F&I, wholesale vehicles, and parts, service and collision repair are on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
The EchoPark Segment same store results consist of results of operations from three EchoPark stores in Colorado and three EchoPark stores in Texas for the three and nine months ended September 30, 2019 compared to the same prior year period, as applicable. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations in the last 12 months.

Used Vehicles and F&I – EchoPark Segment
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$211,955	$149,487	$62,468	41.8%
Acquisitions, open points and closures	54,311	11,211	43,100	NM
Total as reported	$266,266	$160,698	$105,568	65.7%
Total used vehicle gross profit (loss):
Same store	$(2,109)	$(1,577)	$(532)	(33.7)%
Acquisitions, open points and closures	1,314	(586)	1,900	NM
Total as reported	$(795)	$(2,163)	$1,368	63.2%
Total used vehicle unit sales:
Same store	10,471	7,061	3,410	48.3%
Acquisitions, open points and closures	2,735	637	2,098	NM
Total as reported	13,206	7,698	5,508	71.6%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$573,657	$389,178	$184,479	47.4%
Acquisitions, open points and closures	157,562	34,035	123,527	NM
Total as reported	$731,219	$423,213	$308,006	72.8%
Total used vehicle gross profit (loss):
Same store	$(4,266)	$(2,512)	$(1,754)	(69.8)%
Acquisitions, open points and closures	3,016	(1,056)	4,072	NM
Total as reported	$(1,250)	$(3,568)	$2,318	65.0%
Total used vehicle unit sales:
Same store	28,850	18,855	9,995	53.0%
Acquisitions, open points and closures	7,994	1,820	6,174	NM
Total as reported	36,844	20,675	16,169	78.2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$24,629	$15,336	$9,293	60.6%
Acquisitions, open points and closures	6,070	636	5,434	NM
Total as reported	$30,699	$15,972	$14,727	92.2%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$66,799	$37,968	$28,831	75.9%
Acquisitions, open points and closures	18,459	3,449	15,010	NM
Total as reported	$85,258	$41,417	$43,841	105.9%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$266,266	$160,698	$105,568	65.7%
Used vehicle gross profit (loss)	$(795)	$(2,163)	$1,368	63.2%
Used vehicle unit sales	13,206	7,698	5,508	71.6%
Used vehicle revenue per unit	$20,163	$20,875	$(712)	(3.4)%
F&I revenue	$30,699	$15,972	$14,727	92.2%
Combined used vehicle gross profit and F&I revenue	$29,904	$13,809	$16,095	116.6%
Total used vehicle and F&I gross profit per unit	$2,264	$1,794	$470	26.2%

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$731,219	$423,213	$308,006	72.8%
Used vehicle gross profit (loss)	$(1,250)	$(3,568)	$2,318	65.0%
Used vehicle unit sales	36,844	20,675	16,169	78.2%
Used vehicle revenue per unit	$19,846	$20,470	$(624)	(3.0)%
F&I revenue	$85,258	$41,417	$43,841	105.9%
Combined used vehicle gross profit and F&I revenue	$84,008	$37,849	$46,159	122.0%
Total used vehicle and F&I gross profit per unit	$2,280	$1,831	$449	24.5%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$211,955	$149,487	$62,468	41.8%
Used vehicle gross profit (loss)	$(2,109)	$(1,577)	$(532)	(33.7)%
Used vehicle unit sales	10,471	7,061	3,410	48.3%
Used vehicle revenue per unit	$20,242	$21,171	$(929)	(4.4)%
F&I revenue	$24,629	$15,336	$9,293	60.6%
Combined used vehicle gross profit and F&I revenue	$22,520	$13,759	$8,761	63.7%
Total used vehicle and F&I gross profit per unit	$2,151	$1,949	$202	10.4%

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$573,657	$389,178	$184,479	47.4%
Used vehicle gross profit (loss)	$(4,266)	$(2,512)	$(1,754)	(69.8)%
Used vehicle unit sales	28,850	18,855	9,995	53.0%
Used vehicle revenue per unit	$19,884	$20,641	$(757)	(3.7)%
F&I revenue	$66,799	$37,968	$28,831	75.9%
Combined used vehicle gross profit and F&I revenue	$62,533	$35,456	$27,077	76.4%
Total used vehicle and F&I gross profit per unit	$2,168	$1,880	$288	15.3%

Same Store EchoPark Segment Used Vehicles and F&I – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Retail used vehicle revenue increased by approximately $62.5 million, or 41.8%, driven primarily by a 48.3% increase in retail used vehicle unit sales volume as our EchoPark stores continue to mature. Combined retail used vehicle and F&I gross profit per unit increased approximately $202 per unit, or 10.4%, to $2,151 per unit, driven primarily by an increase in retail used vehicle unit sales volume combined with an increase in gross profit per service contract. F&I revenue increased approximately $9.3 million, or 60.6%, driven primarily by higher retail used vehicle unit sales volume and a 460-basis point increase in the finance contract penetration rate, a 280-basis point increase in the service contract penetration rate and a 1,610-basis point increase in the other aftermarket contract penetration rate.

Same Store EchoPark Segment Used Vehicles and F&I – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Retail used vehicle revenue increased by approximately $184.5 million, or 47.4%, driven primarily by a 53.0% increase in retail used vehicle unit sales volume as our EchoPark stores continue to mature. Combined retail used vehicle and F&I gross profit per unit increased approximately $288 per unit, or 15.3%, to $2,168 per unit, driven primarily by an increase in retail used vehicle unit sales volume combined with an increase in gross profit per service contract. F&I revenue increased approximately $28.8 million, or 75.9%, driven primarily by higher retail used vehicle unit sales volume and a 540-basis point increase in the finance contract penetration rate, a 540-basis point increase in the service contract penetration rate and an 810-basis point increase in the other aftermarket contract penetration rate.
Wholesale Vehicles – EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$5,572	$3,618	$1,954	54.0%
Acquisitions, open points and closures	1,453	1,579	(126)	NM
Total as reported	$7,025	$5,197	$1,828	35.2%
Total wholesale vehicle gross profit (loss):
Same store	$(119)	$(85)	$(34)	(40.0)%
Acquisitions, open points and closures	(16)	46	(62)	NM
Total as reported	$(135)	$(39)	$(96)	(246.2)%
Total wholesale vehicle unit sales:
Same store	1,471	620	851	137.3%
Acquisitions, open points and closures	367	305	62	NM
Total as reported	1,838	925	913	98.7%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$12,277	$15,095	$(2,818)	(18.7)%
Acquisitions, open points and closures	3,304	4,594	(1,290)	NM
Total as reported	$15,581	$19,689	$(4,108)	(20.9)%
Total wholesale vehicle gross profit (loss):
Same store	$(215)	$625	$(840)	(134.4)%
Acquisitions, open points and closures	(26)	3	(29)	NM
Total as reported	$(241)	$628	$(869)	(138.4)%
Total wholesale vehicle unit sales:
Same store	3,180	2,609	571	21.9%
Acquisitions, open points and closures	843	890	(47)	NM
Total as reported	4,023	3,499	524	15.0%
NM = Not Meaningful
Our EchoPark Segment reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$7,025	$5,197	$1,828	35.2%
Gross profit (loss)	$(135)	$(39)	$(96)	(246.2)%
Unit sales	1,838	925	913	98.7%
Revenue per unit	$3,822	$5,618	$(1,796)	(32.0)%
Gross profit (loss) per unit	$(73)	$(42)	$(31)	(73.8)%
Gross profit (loss) as a % of revenue	(1.9)%	(0.8)%	(110)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$15,581	$19,689	$(4,108)	(20.9)%
Gross profit (loss)	$(241)	$628	$(869)	(138.4)%
Unit sales	4,023	3,499	524	15.0%
Revenue per unit	$3,873	$5,627	$(1,754)	(31.2)%
Gross profit (loss) per unit	$(60)	$179	$(239)	(133.5)%
Gross profit (loss) as a % of revenue	(1.5)%	3.2%	(470)	bps

Our EchoPark Segment same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$5,572	$3,618	$1,954	54.0%
Gross profit (loss)	$(119)	$(85)	$(34)	(40.0)%
Unit sales	1,471	620	851	137.3%
Revenue per unit	$3,788	$5,835	$(2,047)	(35.1)%
Gross profit (loss) per unit	$(81)	$(137)	$56	40.9%
Gross profit (loss) as a % of revenue	(2.1)%	(2.3)%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$12,277	$15,095	$(2,818)	(18.7)%
Gross profit (loss)	$(215)	$625	$(840)	(134.4)%
Unit sales	3,180	2,609	571	21.9%
Revenue per unit	$3,861	$5,786	$(1,925)	(33.3)%
Gross profit (loss) per unit	$(68)	$240	$(308)	(128.3)%
Gross profit (loss) as a % of revenue	(1.8)%	4.1%	(590)	bps

Same Store EchoPark Segment Wholesale Vehicles – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Wholesale vehicle revenue increased due to increased wholesale vehicle unit sales volume, partially offset by a decrease in wholesale vehicle revenue per unit. Wholesale vehicle gross loss increased as a result of the evolution of our customer trade-in vehicle appraisal strategy, which has enabled us to trade for more customer vehicles. Given EchoPark’s retail inventory mix, ultimately the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction, affecting our wholesale gross profit (loss). However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher gross loss per unit), and increases the volume of trade-ins that we obtain from customers.

Same Store EchoPark Segment Wholesale Vehicles – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Wholesale vehicle revenue decreased and wholesale vehicle unit sales volume increased as a result of a shift in our inventory acquisition and pricing strategy at our EchoPark stores during the second quarter of 2018. Prior to this, EchoPark

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
inventory was subject to increased risk of aging and wholesale loss, which drove higher wholesale transaction volumes. Wholesale vehicle gross profit decreased as a result of the evolution of our customer trade-in vehicle appraisal strategy, which has enabled us to trade for more customer vehicles. Given EchoPark’s retail inventory mix, ultimately the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction, affecting our wholesale gross profit (loss). However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher gross loss per unit), and increases the volume of trade-ins that we obtain from customers.
Fixed Operations – EchoPark Segment

Parts, service and collision repair revenues primarily consist of internal, sublet and other work related to inventory preparation and reconditioning performed on vehicles that are sold to customers. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. Our EchoPark stores do not currently perform warranty or customer pay repairs or maintenance work.

The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$6,564	$3,668	$2,896	79.0%
Acquisitions, open points and closures	1,663	384	1,279	333.1%
Total as reported	$8,227	$4,052	$4,175	103.0%
Total Fixed Operations gross profit (loss):
Same store	$(187)	$531	$(718)	(135.2)%
Acquisitions, open points and closures	(31)	(40)	9	22.5%
Total as reported	$(218)	$491	$(709)	(144.4)%

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$16,894	$11,693	$5,201	44.5%
Acquisitions, open points and closures	4,513	1,578	2,935	186.0%
Total as reported	$21,407	$13,271	$8,136	61.3%
Total Fixed Operations gross profit (loss):
Same store	$(479)	$2,084	$(2,563)	(123.0)%
Acquisitions, open points and closures	(110)	302	(412)	(136.4)%
Total as reported	$(589)	$2,386	$(2,975)	(124.7)%

Our EchoPark Segment reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$8,227	$4,052	$4,175	103.0%
Gross profit (loss)	$(218)	$491	$(709)	(144.4)%
Gross profit (loss) as a % of revenue	(2.6)%	12.1%	(1,470)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$21,407	$13,271	$8,136	61.3%
Gross profit (loss)	$(589)	$2,386	$(2,975)	(124.7)%
Gross profit (loss) as a % of revenue	(2.8)%	18.0%	(2,080)	bps

Our EchoPark Segment same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$6,564	$3,668	$2,896	79.0%
Gross profit (loss)	$(187)	$531	$(718)	(135.2)%
Gross profit (loss) as a % of revenue	(2.8)%	14.5%	(1,730)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$16,894	$11,693	$5,201	44.5%
Gross profit (loss)	$(479)	$2,084	$(2,563)	(123.0)%
Gross profit (loss) as a % of revenue	(2.8)%	17.8%	(2,060)	bps

Same Store EchoPark Segment Fixed Operations – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Fixed Operations revenue increased approximately $2.9 million, or 79.0%, and Fixed Operations gross profit decreased approximately $0.7 million, or 135.2%, primarily due to higher vehicle unit sales volume (and resulting inventory reconditioning requirements) and lower levels of required reconditioning per vehicle based on a shift in our inventory acquisition and pricing strategy during the second quarter of 2018.
Same Store EchoPark Segment Fixed Operations – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Fixed Operations revenue increased approximately $5.2 million, or 44.5%, and Fixed Operations gross profit decreased approximately $2.6 million, or 123.0%, primarily due to higher vehicle unit sales volume (and resulting inventory reconditioning requirements) and lower levels of required reconditioning per vehicle based on a shift in our inventory acquisition and pricing strategy during the second quarter of 2018.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following tables of financial data, total segment income (loss) of the operating segments is reconciled to consolidated operating income (loss) less interest expense, floor plan:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$2,390,503	$2,284,931	$105,572	4.6%
EchoPark Segment	312,217	185,918	126,299	67.9%
Total revenues	$2,702,720	$2,470,849	$231,871	9.4%

Segment income (loss) (1):
Franchised Dealerships Segment (2)	$51,028	$40,971	$10,057	24.5%
EchoPark Segment (3)	2,530	(5,026)	7,556	150.3%
Total segment income (loss)	53,558	35,945	17,613	49.0%
Interest expense, other, net	(13,013)	(13,313)	300	2.3%
Other income (expense), net	(5)	—	(5)	100.0%
Income (loss) from continuing operations before taxes	$40,540	$22,632	$17,908	79.1%

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	59,394	58,263	1,131	1.9%
EchoPark Segment	13,206	7,698	5,508	71.6%
Total retail new and used vehicle unit sales volume	72,600	65,961	6,639	10.1%

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.
(2) For the three months ended September 30, 2018, the above amount includes approximately $1.6 million of executive transition costs, approximately $1.2 million of storm-related physical damage and legal costs and approximately $0.3 million of net loss on the disposal of franchised dealerships.
(3) For the three months ended September 30, 2019, the above amount includes approximately $1.1 million of impairment expense related to real estate assets held for sale at former EchoPark locations.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Revenues:
Franchised Dealerships Segment	$6,852,474	$6,879,783	$(27,309)	(0.4)%
EchoPark Segment	853,465	497,589	355,876	71.5%
Total revenues	$7,705,939	$7,377,372	$328,567	4.5%

Segment income (loss) (1):
Franchised Dealerships Segment (2)	$172,884	$130,856	$42,028	32.1%
EchoPark Segment (3)	5,218	(46,699)	51,917	111.2%
Total segment income (loss)	178,102	84,157	93,945	111.6%
Interest expense, other, net	(39,494)	(40,144)	650	1.6%
Other income (expense), net	90	107	(17)	(15.9)%
Income (loss) from continuing operations before taxes	$138,698	$44,120	$94,578	214.4%

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	169,070	175,181	(6,111)	(3.5)%
EchoPark Segment	36,844	20,675	16,169	78.2%
Total retail new and used vehicle unit sales volume	205,914	195,856	10,058	5.1%

(1) Segment income (loss) for each segment is defined as operating income (loss) less interest expense, floor plan.

(2) For the nine months ended September 30, 2019, the above amount includes approximately $46.7 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of executive transition costs. For the nine months ended September 30, 2018, the above amount includes approximately $38.9 million of net gain on the disposal of franchised dealerships, offset partially by approximately $14.0 million of impairment expense, approximately $5.8 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges and approximately $1.6 million of executive transition costs.

(3) For the nine months ended September 30, 2019, the above amount includes approximately $3.1 million of impairment expense related to real estate assets held for sale at former EchoPark locations. For the nine months ended September 30, 2018, the above amount includes approximately $32.5 million of long-term compensation-related charges.

Selling, General and Administrative (“SG&A”) Expenses – Consolidated
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$184,089	$175,393	$(8,696)	(5.0)%
Advertising	15,856	14,652	(1,204)	(8.2)%
Rent	12,721	14,881	2,160	14.5%
Other	84,160	84,096	(64)	(0.1)%
Total SG&A expenses	$296,826	$289,022	$(7,804)	(2.7)%

SG&A expenses as a % of gross profit:
Compensation	47.6%	48.6%	100	bps
Advertising	4.1%	4.1%	—	bps
Rent	3.3%	4.1%	80	bps
Other	21.7%	23.4%	170	bps
Total SG&A expenses as a % of gross profit	76.7%	80.2%	350	bps

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$549,470	$558,071	$8,601	1.5%
Advertising	46,308	46,938	630	1.3%
Rent	41,308	50,451	9,143	18.1%
Other	201,367	215,950	14,583	6.8%
Total SG&A expenses	$838,453	$871,410	$32,957	3.8%

SG&A expenses as a % of gross profit:
Compensation	48.7%	51.9%	320	bps
Advertising	4.1%	4.4%	30	bps
Rent	3.7%	4.7%	100	bps
Other	17.9%	20.0%	210	bps
Total SG&A expenses as a % of gross profit	74.4%	81.0%	660	bps

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Overall SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to increases in compensation and advertising expense, offset partially by a decrease in rent expense and higher levels of gross profit. Compensation expense increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher level of variable sales expenses in the current year period due to higher levels of sales activity and related gross profit. Advertising expense increased in dollar amount and was flat as a percentage of gross profit, due primarily to marketing efforts related to growing our EchoPark business. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to the disposal of several franchised dealerships. Other SG&A expenses were flat in dollar amount and decreased as a percentage of gross profit due primarily to lower IT expenses as a result of a strategic shift in resource allocation, offset by higher customer-related costs due to higher overall levels of sales activity and related gross profit.
For the three months ended September 30, 2018, SG&A expenses include approximately $1.6 million of executive transition costs, approximately $1.2 million of storm-related physical damage and legal costs and approximately $0.3 million of net loss on the disposal of franchised dealerships.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to higher non-recurring compensation-related charges in the prior year period, storm-related physical damage costs in the prior year period, lease exit charges in the prior year period and higher net gain on the disposal of franchised dealerships in the current year period. Compensation expense decreased both in dollar amount and as a percentage of gross profit, primarily due to non-recurring compensation-related charges in the prior year period, offset partially by a higher level of variable sales expenses in the current year period due to higher levels of sales activity and related gross profit. Advertising expense decreased both in dollar amount and as a percentage of gross profit, as we focused on targeted advertising where we would expect the best returns for our business. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to the disposal of several franchised dealerships and lease exit charges in the prior year period. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit due primarily to a higher net gain on the disposal of franchised dealerships in the current year period and storm-related physical damage and legal costs in the prior year period, in addition to lower training and IT expenses in the current year period as a result of strategic cost-reduction initiatives.
For the nine months ended September 30, 2019, SG&A expenses include approximately $46.7 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of executive transition costs. For the nine months ended September 30, 2018, SG&A expenses include approximately $32.5 million of long-term compensation-related charges, approximately $5.8 million of storm-related physical damage and legal costs, approximately $2.2 million of lease exit charges and approximately $1.6 million of executive transition costs, offset partially by approximately $38.9 million of net gain on the disposal of franchised dealerships.
Impairment Charges – Consolidated
Impairment charges increased approximately $1.1 million and $10.9 million during the three and nine months ended September 30, 2019, respectively. Impairment charges for the three and nine months ended September 30, 2019 were related to fair value adjustments of long-lived assets held for sale related to real estate at former EchoPark locations. Impairment charges for the nine months ended September 30, 2018 include the write-off of certain costs associated with internally developed software as well as the write-off of capitalized costs associated with the abandonment of certain construction projects.
Depreciation and Amortization – Consolidated
Depreciation expense decreased approximately $0.3 million, or 1.2%, and $0.9 million, or 1.3%, during the three and nine months ended September 30, 2019, respectively. The decreases were due primarily to the disposition of several franchised dealerships during the nine months ended September 30, 2019.
Interest Expense, Floor Plan – Consolidated
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Interest expense, floor plan for new vehicles decreased approximately $1.0 million, or 9.0%. The average new vehicle floor plan notes payable balance increased approximately $0.6 million, which did not significantly impact new vehicle floor plan interest expense. The average new vehicle floor plan interest rate was 2.88%, down from 3.16% in the prior year period, resulting in a decrease in new vehicle floor plan interest expense of approximately $1.0 million.
Interest expense, floor plan for used vehicles increased approximately $0.4 million, or 30.1%. The average used vehicle floor plan notes payable balance increased approximately $35.0 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.3 million. The average used vehicle floor plan interest rate was 3.24%, up from 2.96% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Interest expense, floor plan for new vehicles increased approximately $1.5 million, or 4.8%. The average new vehicle floor plan notes payable balance decreased approximately $2.1 million, which did not significantly impact new vehicle floor plan interest expense. The average new vehicle floor plan interest rate was 3.15%, up from 3.00% in the prior year period, resulting in an increase in new vehicle floor plan interest expense of approximately $1.5 million.
Interest expense, floor plan for used vehicles increased approximately $1.1 million, or 27.7%. The average used vehicle floor plan notes payable balance increased approximately $25.5 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.6 million. The average used vehicle floor plan interest rate was 3.18%, up from 2.84% in the prior year period, resulting in an increase in used vehicle floor plan interest expense of approximately $0.5 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Stated/coupon interest	$12,088	$12,712	$624	4.9%
Deferred loan cost amortization	600	611	11	1.8%
Interest rate hedge expense (benefit)	(854)	(130)	724	556.9%
Capitalized interest	(278)	(484)	(206)	(42.6)%
Interest on finance lease liabilities	1,305	—	(1,305)	(100.0)%
Other interest	152	604	452	74.8%
Total interest expense, other, net	$13,013	$13,313	$300	2.3%

	Nine Months Ended September 30,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Stated/coupon interest	$36,994	$38,468	$1,474	3.8%
Deferred loan cost amortization	1,789	1,828	39	2.1%
Interest rate hedge expense (benefit)	(2,368)	(81)	2,287	2,823.5%
Capitalized interest	(1,162)	(1,133)	29	2.6%
Interest on finance lease liabilities	3,820	—	(3,820)	(100.0)%
Other interest	421	1,062	641	60.4%
Total interest expense, other, net	$39,494	$40,144	$650	1.6%

Interest expense, other, net decreased approximately $0.3 million during the three months ended September 30, 2019, primarily due to an increase in net interest rate hedge receipts and lower stated/coupon interest related to a decrease in mortgage notes payable balances, offset partially by an increase in interest expense related to finance leases (known as capital leases prior to the adoption of ASC 842, “Leases”) that were entered into during the second half of 2018. Interest expense, other, net decreased approximately $0.7 million during the nine months ended September 30, 2019, primarily due to an increase in net interest rate hedge receipts and lower stated/coupon interest related to a decrease in mortgage notes payable balances, offset partially by an increase in interest expense related to finance leases (known as capital leases prior to the adoption of ASC 842, “Leases”) that were entered into during the second half of 2018.
Income Taxes
The overall effective tax rate from continuing operations was 28.0% and 29.2% for the three and nine months ended September 30, 2019, respectively, and 32.4% and 31.1% for the three and nine months ended September 30, 2018, respectively. Income tax expense for the three months ended September 30, 2019 includes a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction. Income tax expense for the nine months ended September 30, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Income tax expense for the three months ended September 30, 2018 includes a $0.8 million discrete charge for non-deductible executive officer compensation related to executive transition costs. Income tax expense for the nine months ended September 30, 2018 includes a $0.8 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.6 million discrete charge for non-deductible book goodwill related to dealership dispositions and a $0.2 million discrete charge related to changes in uncertain tax positions, offset partially by a $0.9 million discrete benefit related to vested or exercised stock compensation awards. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2016 Credit Facilities and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2019, we had approximately $223.2 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$2,401	$5,854
Availability under the 2016 Revolving Credit Facility	202,060	223,922
Availability under our used vehicle floor plan facilities	7,905	1,979
Floor plan deposit balance	104,868	—
Total available liquidity resources	$317,234	$231,755
We participate in a program with two of our manufacturer-affiliated finance companies wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of approximately $104.9 million as of September 30, 2019 is classified in other current assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019. There was no deposit balance as of December 31, 2018.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 2.93% and 3.14% in the three months ended September 30, 2019 and 2018, respectively, and 3.16% and 2.99% in the nine months ended September 30, 2019 and 2018, respectively.
We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.9 million and $10.2 million in floor plan assistance in the three months ended September 30, 2019 and 2018, respectively, and approximately $30.0 million and $30.8 million in floor plan assistance in the nine months ended September 30, 2019 and 2018, respectively. We recognized manufacturer floor plan assistance in cost of sales of approximately $10.7 million and $10.4 million in the three months ended September 30, 2019 and 2018, respectively, and approximately $30.0 million and $31.1 million in the nine months ended September 30, 2019 and 2018, respectively. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
Long-Term Debt and Credit Facilities
See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our long-term debt and credit facilities and compliance with debt covenants.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Expenditures
Our capital expenditures include the purchase of land and buildings, the construction of new franchised dealerships, EchoPark stores and collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. We selectively construct new or improve existing dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through cash flows from operations, new mortgages or our credit facilities.
Capital expenditures in the nine months ended September 30, 2019 were approximately $74.5 million. Of this amount, approximately $58.0 million was related to facility construction projects and approximately $3.2 million was related to real estate acquisitions, while fixed assets utilized in our store operations accounted for the remaining $13.3 million.
All of the capital expenditures in the nine months ended September 30, 2019 were funded through cash flows from operations. As of September 30, 2019, commitments for facility construction projects totaled approximately $26.2 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the nine months ended September 30, 2019, we repurchased approximately 0.2 million shares of our Class A Common Stock for approximately $2.4 million in connection with tax withholding on the vesting of equity compensation awards. As of September 30, 2019, our total remaining repurchase authorization was approximately $81.2 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in the agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2019, we had at least $223.2 million of net income and retained earnings free of such restrictions.
Our share repurchase activity is subject to the business judgment of our Board of Directors and management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors and management determine our share repurchase policy in the future.
Dividends
During the three months ended September 30, 2019, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of September 13, 2019, which was paid on October 15, 2019. Subsequent to September 30, 2019, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of December 13, 2019 to be paid on January 15, 2020. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing the 5.0% Notes and the 6.125% Notes also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2019, we had at least $223.2 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
Net cash used in operating activities in the nine months ended September 30, 2019 was approximately $25.6 million. This use of cash was comprised primarily of an increase in other assets and a decrease in notes payable – floor plan – trade and inventories, offset partially by a decrease in receivables and cash inflows related to operating profits. In the nine months ended September 30, 2018, net cash provided by operating activities was approximately $155.5 million. This provision of cash was comprised primarily of cash inflows related to operating profits and a decrease in receivables, offset partially by an increase in inventories and a decrease in notes payable – floor plan – trade.
Net cash provided by investing activities in the nine months ended September 30, 2019 was approximately $66.3 million. This provision of cash was comprised primarily of proceeds from the sale of five franchised dealerships and property and equipment, offset partially by purchases of land, property and equipment. Net cash provided by investing activities in the nine months ended September 30, 2018 was approximately $1.2 million. This provision of cash was comprised primarily of proceeds from the sale of five franchised dealerships and property and equipment, offset partially by purchases of land, property and equipment.
Net cash used in financing activities in the nine months ended September 30, 2019 was approximately $44.1 million. This use of cash was comprised primarily of payments on long-term debt, dividends paid and purchases of treasury stock and net repayments on notes payable – floor plan – non-trade. Net cash used in financing activities in the nine months ended September 30, 2018 was approximately $155.5 million. This use of cash was comprised primarily of net repayments on revolving credit facilities and notes – floor plan – non-trade, purchases of treasury stock and payments on long-term debt, offset partially by proceeds from mortgage notes.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $87.3 million and $106.3 million in the nine months ended September 30, 2019 and 2018, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash used in operating activities of approximately $34.4 million in the nine months ended September 30, 2019 and net cash provided by operating activities of approximately $102.9 million in the nine months ended September 30, 2018.
One factor that management uses to measure cash flow generation or use is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s operating segments. That measure is provided in the tables below:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$29,010				$15,118
Provision for income taxes				11,307				7,262
Income (loss) before taxes	$38,417	$2,123	$(223)	$40,317	$28,087	$(5,455)	$(252)	$22,380
Non-floor plan interest (1)	12,011	402	—	12,413	12,279	423	98	12,800
Depreciation & amortization (2)	21,561	2,703	—	24,264	22,140	1,999	—	24,139
Stock-based compensation expense	2,681	—	—	2,681	4,578	—	—	4,578
Loss (gain) on exit of leased dealerships	—	—	—	—	24	4	103	131
Asset impairment charges	—	1,124	—	1,124	—	—	—	—
Loss (gain) on franchise disposals	823	—	—	823	88	—	—	88
Adjusted EBITDA (3)	$75,493	$6,352	$(223)	$81,622	$67,196	$(3,029)	$(51)	$64,116
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
(3) Adjusted EBITDA is a non-GAAP financial measure.

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$97,831				$29,830
Provision for income taxes				40,251				13,493
Income (loss) before taxes	$134,701	$3,997	$(616)	$138,082	$92,094	$(47,974)	$(797)	$43,323
Non-floor plan interest (1)	36,440	1,266	—	37,706	37,097	1,219	319	38,635
Depreciation & amortization (2)	64,121	7,788	—	71,909	67,771	5,584	—	73,355
Stock-based compensation expense	8,107	—	—	8,107	10,589	—	—	10,589
Loss (gain) on exit of leased dealerships	(170)	—	—	(170)	2,361	18	318	2,697
Asset impairment charges	25	3,051	—	3,076	13,879	82	—	13,961
Long-term compensation charges	—	—	—	—	—	32,522	—	32,522
Loss (gain) on franchise disposals	(45,570)	—	—	(45,570)	(39,149)	—	—	(39,149)
Adjusted EBITDA (3)	$197,654	$16,102	$(616)	$213,140	$184,642	$(8,549)	$(160)	$175,933
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
(3) Adjusted EBITDA is a non-GAAP financial measure.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
these general indemnifications was approximately $28.0 million and $13.2 million at September 30, 2019 and December 31, 2018, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2019.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both September 30, 2019 and December 31, 2018.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $918.2 million at September 30, 2019. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $10.5 million in the nine months ended September 30, 2019. Of the total change in interest expense, approximately $9.1 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the nine months ended September 30, 2019 due to the leases containing LIBOR floors which were above the LIBOR rate during the nine months ended September 30, 2019.
We also have interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of the outstanding interest rate cap positions at September 30, 2019 was an asset of approximately $0.2 million, with approximately $0.1 million included in other current assets and approximately $0.1 million included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. During the nine months ended September 30, 2018, we terminated all of our previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which is being amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income on a ratable basis over the original term of these agreements (through July 1, 2020). The fair value of the outstanding interest rate cap positions at December 31, 2018 was a net asset of approximately $4.8 million, with approximately $1.8 million included in other current assets and approximately $3.0 million included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting – We implemented the new lease standard as of January 1, 2019. As a result, we made significant modifications to internal control over financial reporting during the first quarter of 2019, including changes to accounting policies and procedures, operational processes and documentation practices.
Other than the items described above, there has been no change in our internal control over financial reporting during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 was approximately $1.5 million and $0.3 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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
Reforms to and uncertainty regarding the LIBOR may adversely affect our business, financial condition and results of operations.
The United Kingdom Financial Conduct Authority announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices which have historically been used as interest rate “benchmarks” in our financial contracts, including, but not limited to, floor plan notes payable, variable-rate mortgage notes payable, interest rate swap agreements, interest rate cap agreements and certain dealership operating lease agreements. As of September 30, 2019, approximately $100.1 million of our outstanding variable-rate mortgage notes payable and $250.0 million notional amount of our interest rate cap agreements extend beyond 2021. In addition, certain of our dealership operating lease agreements contain LIBOR-based rent adjustments if LIBOR rises above a specified minimum LIBOR floor. These actions and uncertainties may have the effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuation or unavailability of benchmarks. Additionally, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that existing assets and liabilities based on or linked to benchmarks will transition successfully to alternative reference rates or benchmarks or of the timing of adoption and degree of integration of such alternative reference rates or benchmarks in the markets. The discontinuation of benchmarks, including LIBOR, may have an unpredictable impact on the contractual mechanics of financial contracts (including, but not limited to, interest rates to be paid to or by us), require renegotiation of outstanding financial assets and liabilities, cause significant disruption to financial markets that are relevant to our business, increase the risk of litigation and/or increase expenses related to the transition to alternative reference rates or benchmarks, among other adverse consequences. Additionally, any transition from current benchmarks may alter the Company’s risk profiles and models, valuation tools, cost of financing and effectiveness of hedging strategies. Reforms to and uncertainty regarding transitions from current benchmarks may adversely affect our business, financial condition and results of operations.

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

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________
*   Filed herewith.
** Furnished herewith.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

October 24, 2019	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

October 24, 2019	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer