Form 10-K
period 2019-12-31
SONIC AUTOMOTIVE INC
filed 2020-02-21
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________

FORM 10-K
___________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:  1-13395
___________________________________________________________________

SONIC AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________________

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
None
___________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $682.4 million based upon the closing sales price of the registrant’s Class A Common Stock on June 28, 2019 of $23.35 per share. The registrant has no non-voting common equity.
As of February 12, 2020, there were 30,532,640 shares of Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report Form 10-K to the extent described herein.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION
This Annual Report on Form 10-K contains, and written or oral statements made from time to time by us or by our authorized officers may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, results and events, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases.
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
•high levels of competition in the retail automotive industry, which not only create pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;
•our ability to successfully integrate potential future acquisitions; and
•the rate and timing of overall economic expansion or contraction.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

SONIC AUTOMOTIVE, INC.
PART I
Item 1.  Business.
Sonic Automotive, Inc. was incorporated in Delaware in 1997. References to “Sonic,” the “Company,” “we,” “us” or “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries. We are one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2019: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2019, we operated 86 stores in the Franchised Dealerships Segment and nine stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 99 new vehicle franchises (representing 21 different brands of cars and light trucks) and 15 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2019, we had three EchoPark stores in operation in Colorado, four in Texas, one in North Carolina and one in California. By the end of 2020, we expect to open three additional EchoPark stores. We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests.
The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2019 (“2019”):

SONIC AUTOMOTIVE, INC.
As of December 31, 2019, we operated in the following states:

Market	Number of Franchised Stores	Number of EchoPark Stores	Percent of 2019 Total Revenue
California	22	1	28.2%
Texas	16	4	27.2%
Colorado	4	3	9.1%
Tennessee	11	—	7.2%
Florida	9	—	5.7%
Alabama	10	—	5.3%
North Carolina	4	1	4.1%
Georgia	4	—	3.2%
Virginia	1	—	1.9%
Maryland	1	—	1.8%
Nevada	2	—	1.7%
South Carolina	2	—	1.6%
Disposed stores and holding companies	—	—	3.0%
Total	86	9	100.0%
In the future, we may acquire dealerships or open new stores that we believe will enrich our portfolio and divest dealerships or close stores that we believe will not yield acceptable returns over the long term. The retail automotive industry remains highly fragmented, and we believe that further consolidation may occur. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships. Our ability to complete acquisitions and open new stores in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our plans for the use of capital generated from operations.
Reportable Segments
As of December 31, 2019, we had two reportable segments: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products. The EchoPark Segment is comprised of pre-owned vehicle specialty retail locations that provide customers an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us.
For 2019, EchoPark Segment revenue represented approximately 11.1% of total revenue. See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our two reportable segments.
Unless otherwise noted, the following discussion of our business is presented on a consolidated basis.
Business Strategy
Execute our EchoPark Expansion Plan. We have augmented our manufacturer-franchised dealership operations with our EchoPark pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations for EchoPark began in Denver, Colorado in the fourth quarter of 2014. As of December 31, 2019, we had three EchoPark stores in operation in Colorado, four in Texas, one in North Carolina and one in California. We expect to open three additional EchoPark stores during 2020.
Improve Capital Structure. As we generate cash through operations, we may opportunistically repurchase our Class A Common Stock or our outstanding subordinated notes in open-market or structured transactions and may sell our Class A Common Stock to reduce debt.
Maintain Diverse Revenue Streams. We have multiple revenue streams. In addition to new vehicle sales, our revenue sources include used vehicle sales, which we believe are less sensitive to economic cycles and seasonal influences that affect

SONIC AUTOMOTIVE, INC.
new vehicle sales. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and, in the past, have not been as sensitive to economic conditions as new vehicle sales. We also offer customers assistance in obtaining financing and a range of automobile-related warranty, aftermarket and insurance products.
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
Manage Portfolio. Our long-term growth and acquisition strategy is focused on large metropolitan markets, predominantly in the Southeast, Texas and California. We seek to add like-branded dealerships to our portfolio that exist in regions in which we already operate; however, we may look outside of our existing geographic footprint when considering the location of new EchoPark stores. A majority of our franchised dealerships are either luxury or mid-line import brands. For 2019, approximately 90.4% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

SONIC AUTOMOTIVE, INC.
The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand	2019	2018	2017
Luxury:
BMW	24.0%	19.8%	19.6%
Mercedes	12.1%	10.7%	10.7%
Audi	6.9%	6.5%	6.0%
Lexus	4.9%	6.1%	5.8%
Land Rover	4.3%	4.4%	3.2%
Porsche	2.8%	2.7%	2.4%
Cadillac	2.3%	2.3%	2.7%
MINI	1.3%	1.3%	1.3%
Other luxury (1)	2.7%	2.8%	2.9%
Total Luxury	61.3%	56.6%	54.6%
Mid-line Import:
Honda	15.3%	17.2%	17.3%
Toyota	9.7%	10.2%	11.9%
Hyundai	1.5%	1.6%	1.5%
Volkswagen	1.4%	2.0%	1.8%
Other imports (2)	1.2%	1.8%	1.7%
Total Mid-line Import	29.1%	32.8%	34.2%
Domestic:
Ford	4.9%	5.7%	6.8%
General Motors (“GM”) (3)	4.7%	4.9%	4.4%
Total Domestic	9.6%	10.6%	11.2%
Total	100.0%	100.0%	100.0%
(1) Includes Acura, Infiniti, Jaguar, Smart and Volvo.
(2) Includes Kia, Nissan, Scion and Subaru.
(3) Includes Buick, Chevrolet and GMC.
Expand our Omni-Channel Capabilities. Automotive customers have become increasingly more comfortable using technology to research their vehicle buying alternatives, communicate with store personnel and, to a lesser extent, complete a vehicle purchase online. The internet presents a marketing, advertising and automotive sales channel that we will continue to utilize to drive value for our stores and enhance the customer experience. Our technology platforms give us the ability to leverage technology to efficiently integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our customers. These platforms also allow us to market all of our products and services to a national audience and, at the same time, support the local market penetration of our individual stores.
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
Parts, Service and Collision Repair. Each of our franchised dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long term by increasing service capacity, investing in sophisticated equipment and well-trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts and maintenance contracts associated with retail new and used vehicle sales will drive further service and parts business in our franchised dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.
Certified Pre-Owned Vehicles. Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle, which we believe increases our potential to retain the pre-owned purchaser as a future parts and service customer. As CPO vehicles can only be sold by franchised dealerships and CPO warranty work can only be performed at franchised dealerships, we believe CPO vehicles add additional sales volume and will increase our Fixed Operations business over the long-term.
Relationships with Manufacturers
Each of our dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. Each franchise or dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a “turn and earn” basis that rewards high unit sales volume. A franchise or dealer agreement incentivizes the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of the business. Each franchise or dealer agreement also gives the related manufacturer the right to approve the dealer operator and any material change in management or ownership of the dealership. Each manufacturer may terminate a franchise or dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealer operator, the conviction of the dealership or the dealership’s owner or dealer operator of certain crimes, the failure to adequately operate the dealership or maintain new vehicle inventory or financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the applicable franchise or dealer agreement.
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
Many states have placed limitations upon manufacturers’ and distributors’ ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from practices they believe constitute unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same brand operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. Certain states, including Florida, Georgia, North Carolina, South Carolina and Virginia, limit the amount of time that a manufacturer or distributor may temporarily operate a dealership. These statutes have been increasingly challenged by new entrants into the retail automotive industry and, to the extent that these statutes are repealed or weakened, such changes could have a material adverse effect on our business.

SONIC AUTOMOTIVE, INC.

In addition, all of the states in which our dealerships currently do business require manufacturers or distributors to show “good cause” for terminating or failing to renew a dealer’s franchise or dealer agreement. Further, each of these states provides some method for dealers to challenge manufacturer attempts to establish dealerships of the same brand in their relevant market area.
While in any individual period conditions may vary, over the past 10 fiscal years, we have acquired a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, in addition to vehicle auctions. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies. The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market. The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and automotive auctions. According to industry sources, there were approximately 275 million light vehicles in operation in the United States as of December 31, 2018. During calendar year 2019, it is estimated that approximately 17 million new cars and 40 million used cars were sold at retail, many of which were accompanied by trade-ins. Based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.
Competition
The retail automotive industry is highly competitive. Depending on the geographic market, we compete both with dealers offering the same brands and product lines as ours and dealers offering other manufacturers’ vehicles. We also compete for vehicle sales with auto brokers, leasing companies and services offered on the internet that provide customer referrals to other dealerships, broker vehicle sales between customers and other dealerships or sell vehicles directly to customers via online purchase transactions and delivery. We compete with small, local dealerships and with large multi-franchise and pre-owned automotive dealership groups.
We believe that the principal competitive factors in vehicle sales are the location of dealerships, the ability of dealerships to offer an attractive selection of the most popular vehicles at competitive market pricing (including manufacturer rebates and other special offers), the marketing campaigns conducted by manufacturers and the quality of services and customer experience at our dealerships. In particular, pricing has become more important as a result of well-informed customers using a variety of sources available on the internet to determine current market retail prices. Other competitive factors include customer preference for makes of automobiles and coverage under manufacturer warranties.
In addition to competition for vehicle sales, we also compete with other auto dealers, service and repair centers, auto parts retailers and independent mechanics in providing vehicle parts and service work. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, factory-trained technicians, the familiarity with a manufacturer’s makes and models and the quality of customer service. A number of regional and national chains offer selected parts and services at prices that may be lower than our prices.
In arranging or providing financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions. In addition, certain financial institutions are now offering financing and other F&I products directly to consumers through the internet. We believe that the principal competitive factors in providing financing are convenience, interest rates and contract terms.
Our success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. Conditions and competitive pressures affecting the markets in which we operate, such as price-cutting by dealers in these areas, or in any new markets we enter, could adversely affect us, even though the retail automotive industry as a whole might not be affected.
Governmental Regulations and Environmental Matters
Numerous federal, state and local regulations govern our business of marketing, selling, financing and servicing automobiles. We are also subject to laws and regulations relating to business corporations.

SONIC AUTOMOTIVE, INC.
Under the laws of the states in which we currently operate, as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a franchised dealership or EchoPark store or to operate an automotive service and repair center. These laws also regulate our conduct of business, including our sales, operating, advertising, financing and employment practices, including federal and state wage-hour, anti-discrimination and other employment practices laws.
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
As with automobile dealerships generally, and service, parts and collision repair operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes and other environmentally sensitive materials. Our business also involves the past and current operation and/or removal of above ground and underground storage tanks containing such substances, wastes or materials. Accordingly, we are subject to regulation by federal, state and local authorities that establish health and environmental quality standards, provide for liability related to those standards and provide penalties for violations of those standards. We are also subject to laws, ordinances and regulations governing remediation of contamination at facilities we own or operate or to which we send hazardous or toxic substances or wastes and other environmentally sensitive materials for treatment, recycling or disposal.
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
Information About Our Executive Officers
Our executive officers as of the date of this Annual Report on Form 10-K are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	92	Executive Chairman and Director
David Bruton Smith	45	Chief Executive Officer and Director
Jeff Dyke	52	President and Director
Heath R. Byrd	53	Executive Vice President and Chief Financial Officer
O. Bruton Smith is the Founder of Sonic and has served as its Executive Chairman since July 2015. Prior to his election as Executive Chairman, Mr. Smith had served as Chairman and Chief Executive Officer of the Company since its organization in January 1997. Mr. Smith has also served as a director of Sonic since its organization in January 1997. Mr. Smith is also a director of many of Sonic’s subsidiaries. Mr. Smith has worked in the retail automotive industry since 1966. Mr. Smith is also the Executive Chairman and a director of Speedway Motorsports, LLC f/k/a Speedway Motorsports, Inc. (“Speedway Motorsports”), which is controlled by Mr. Smith and his family. Speedway Motorsports was a public company until September 2019, whose shares were traded on the New York Stock Exchange (the “NYSE”). Among other things, Speedway Motorsports owns and operates the following speedways: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway and Texas Motor Speedway. Mr. Smith is also a director of most of Speedway Motorsports’ operating subsidiaries and a director and an officer of Sonic Financial Corporation (“SFC”), the largest stockholder of Sonic. He is the father of Mr. David Bruton Smith and Mr. Marcus G. Smith.
David Bruton Smith was elected as Chief Executive Officer of Sonic in September 2018. Prior to his election as Chief Executive Officer, Mr. Smith served as Sonic’s Executive Vice Chairman and Chief Strategic Officer from March 2018 to September 2018, as Sonic’s Vice Chairman from March 2013 to March 2018 and as an Executive Vice President of Sonic from October 2008 to March 2013. He has been a director of Sonic since October 2008 and has served in Sonic’s organization since 1998. Prior to being named an Executive Vice President and a director in October 2008, Mr. Smith had served as Sonic’s Senior Vice President of Corporate Development since March 2007. Mr. Smith served as Sonic’s Vice President of Corporate Strategy

SONIC AUTOMOTIVE, INC.
from October 2005 to March 2007, and also served prior to that time as Dealer Operator and General Manager of several Sonic dealerships. Mr. Smith is also a director and an officer of SFC, the largest stockholder of Sonic. He is the son of Mr. O. Bruton Smith and the brother of Mr. Marcus G. Smith.
Jeff Dyke was elected to the office of President of Sonic in September 2018 and is responsible for direct oversight for all of Sonic’s retail automotive operations. In addition, Mr. Dyke has served as a director of Sonic since July 2019. Mr. Dyke served as Sonic’s Executive Vice President of Operations from October 2008 to September 2018. From March 2007 to October 2008, Mr. Dyke served as Sonic’s Division Chief Operating Officer - Southeast Division, where he oversaw retail automotive operations for the states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. Mr. Dyke first joined Sonic in October 2005 as Sonic’s Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President - Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the retail automotive industry at AutoNation, Inc. from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.
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
Employees
As of December 31, 2019, we employed approximately 9,300 associates. We believe that our relationships with our associates are good. Approximately 270 of our associates, primarily service technicians in northern California, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.
Company Information
Our website can be accessed at www.sonicautomotive.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) are available free of charge on our website as well as the website of the SEC, www.sec.gov. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we transmit to the SEC.

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
As of December 31, 2019, our total outstanding indebtedness was approximately $2.2 billion, which includes floor plan notes payable, long-term debt and short-term debt.
We have up to $250.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and up to $1.0 billion of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2016 Floor Plan Facilities”). We refer to the 2016 Revolving Credit Facility and the 2016 Floor Plan Facilities collectively as the “2016 Credit Facilities.” As of December 31, 2019, we had approximately $230.7 million available for additional borrowings under the 2016 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors, including eligible asset balances. We are able to borrow under the 2016 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as the 2016 Floor Plan Facilities. We have up to $112.2 million of maximum borrowing availability under our delayed draw-term loan credit agreement entered into in November 2019 (the “2019 Mortgage Facility”), which varies in borrowing limit based on the appraised value of the collateral underlying the 2019 Mortgage Facility. As of December 31, 2019, we had approximately $3.1 million available for additional borrowings under the 2019 Mortgage Facility based on the borrowing base calculation. In addition, our 6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
The majority of our dealership properties are subject to long-term operating lease arrangements that commonly have initial terms of 10 to 20 years with renewal options generally ranging from five to 10 years. These operating leases require compliance with financial and operating covenants similar to those under the 2016 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements.
Our failure to comply with certain covenants in these agreements could materially adversely affect our ability to access our borrowing capacity, subject us to acceleration of our outstanding debt, result in a cross default on other indebtedness and could have a material adverse effect on our ability to continue our business.
An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition or results of operations.
The 2016 Credit Facilities, the 2019 Mortgage Facility, the indenture governing the 6.125% Notes and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a cross default and acceleration of our repayment obligations under the other agreements. If a default or cross default were to occur, we may not be able to pay our debts or to borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations because of acceleration and cross-default provisions and the value of our common stock would be materially adversely affected. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements.

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
If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our common stock on terms that we do not find attractive. Further, our failure to comply with the financial and other restrictive covenants relating to the 2016 Credit Facilities, the 2019 Mortgage Facility and the indentures governing the 6.125% Notes could result in a default under these agreements that would prevent us from borrowing under the 2016 Credit Facilities or the 2019 Mortgage Facility, which could materially adversely affect our business, financial condition and results of operations. If a default and acceleration of repayment were to occur, we may be unable to adequately finance our operations and the value of our Class A Common Stock could be materially adversely affected.
We have financed the purchase and improvement of certain dealership properties with mortgage notes that require balloon payments at the end of the notes’ terms.
Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2020 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do not have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us or, depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.
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
To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2019, we had interest rate cap agreements related to a portion of our London InterBank Offered Rate (“LIBOR”)-based variable rate debt to limit our exposure to rising interest rates. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of our interest rate risk as management determines is in our best interests given the cost of such hedging transactions.
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
The United Kingdom Financial Conduct Authority (the “FCA”) announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices which have historically been used as interest rate “benchmarks” in our financial contracts, including, but not limited to, floor plan notes payable, variable-rate mortgage notes payable, interest rate swap agreements, interest rate cap agreements and certain dealership operating lease agreements. As of December 31, 2019, approximately $189.7 million of our outstanding variable-rate mortgage notes payable and $250.0 million notional amount of our interest rate cap agreements extend beyond 2021. In addition, certain of our dealership operating lease agreements contain LIBOR-based rent adjustments if LIBOR rises above a specified minimum LIBOR floor. The FCA Announcement and uncertainties surrounding LIBOR and other financial benchmarks may have the effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuation or unavailability of benchmarks. Additionally, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR or other benchmarks, that existing assets and liabilities based on or linked to discontinued benchmarks will transition successfully to alternative reference rates or benchmarks or of the timing of adoption and degree of integration of such alternative reference rates or benchmarks in the markets. The discontinuation of LIBOR or other benchmarks, may have an unpredictable impact on the contractual mechanics of financial contracts (including, but not limited to, interest rates to be paid to or by us), require renegotiation of outstanding financial assets and liabilities, cause significant disruption to financial markets that are relevant to our business, increase the risk of litigation and/or increase expenses related to the transition to alternative reference rates or benchmarks, among other adverse consequences. Additionally, any transition from current benchmarks may alter the Company’s risk profiles and models, valuation tools, cost of financing and effectiveness of hedging strategies. Reforms to and uncertainty regarding transitions from current benchmarks may adversely affect our business, financial condition and results of operations.

We may not be able to satisfy our debt obligations upon the occurrence of a change of control.
Upon the occurrence of a change of control (as defined in the indenture governing the 6.125% Notes), holders of the 6.125% Notes will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under the indenture governing the 6.125% Notes may also constitute a default under the 2016 Credit Facilities and the 2019 Mortgage Facility. The agreements or instruments governing any future debt that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change of control. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our stockholders.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Our failure to meet a manufacturer’s customer satisfaction, financial and sales performance or facility requirements may adversely affect our profitability and our ability to acquire new dealerships.
A manufacturer may condition its allotment of vehicles, our participation in bonus programs or our acquisition of additional franchises upon our compliance with its brand and facility standards. These standards may require investments in technology and facilities that we otherwise would not make. This may put us in a competitive disadvantage with other competing dealerships and may ultimately result in our decision to sell a franchise when we believe it may be difficult to recover the cost of the required investment to reach the manufacturer’s brand and facility standards.
In addition, many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through manufacturer-determined CSI scores. The components of CSI vary by manufacturer and are modified periodically. Franchise and dealer agreements may also impose financial and sales performance standards. Under our agreements with certain manufacturers, a dealership’s CSI scores, and financial and sales performance standards may be considered as factors in evaluating applications for additional dealership acquisitions. From time to time, some of our dealerships have had difficulty meeting various manufacturers’ CSI requirements or performance standards. We cannot assure you that our dealerships will be able to comply with these requirements or performance standards in the future. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines our dealerships do not comply with its CSI requirements or performance standards, which could impair the execution of our acquisition strategy. In addition, we receive incentive payments from the manufacturers based, in part, on CSI scores, which could be materially adversely affected if our CSI scores decline.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For 2019, approximately 18.5% of our parts, service and collision repair revenues was for work covered by manufacturer warranties and complimentary maintenance programs. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our parts and service sales volume and margins could be adversely affected.
Adverse conditions affecting one or more key manufacturers or lenders may negatively impact our results of operations.
Our results of operations depend on the products, services, and financing and incentive programs offered by major automobile manufacturers, and could be negatively impacted by any significant changes to these manufacturers’ financial condition, marketing strategy, vehicle design, production capabilities, management, reputation or labor relations or negative publicity concerning a particular manufacturer or vehicle model.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Manufacturer stock ownership restrictions may impair our ability to maintain or renew franchise or dealer agreements or to issue additional equity.
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
Our ability to make acquisitions, execute our growth strategy for our EchoPark business and grow organically may be restricted by the terms and limits of the 2016 Credit Facilities, the 2019 Mortgage Facility and the indenture which governs the 6.125% Notes.
The amount of capital available to us is limited to the liquidity available under the 2016 Credit Facilities and the 2019 Mortgage Facility and cash flows generated through operating activities. Pursuant to the 2016 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts, without the written consent of the Required Lenders (as that term is defined in the 2016 Credit Facilities). Our pace

SONIC AUTOMOTIVE, INC.
RISK FACTORS

and scale of growing our EchoPark business may be limited in the event other sources of capital are unavailable. These restrictions may limit our growth strategy.
We may not be able to capitalize on future real estate and dealership acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.
We intend to finance future real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A Common Stock, overall market conditions or covenants under the 2016 Credit Facilities and the 2019 Mortgage Facility that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating and financial flexibility.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
We have grown our franchised dealerships business primarily through acquisitions in the past. We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions or growth opportunities will depend upon various factors, including:
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
The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of due diligence regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire, including some of our largest acquisitions, do not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We may not have an accurate understanding of the historical financial condition and performance of our acquired entities. Until we actually assume control of business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Risks Related to the Retail Automotive Industry
Our facilities and operations are subject to extensive governmental laws and regulations. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations or if new laws or regulations are enacted that adversely affect our operations, then our business, operating results, financial condition, cash flows and prospects could suffer.
The retail automotive industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and sales of finance, insurance and vehicle protection products at our dealerships and stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, operating results, financial condition, cash flows and prospects.
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
The U.S. Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require (1) a reduction in emissions of greenhouse gases from motor vehicles; (2) certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources and (3) monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Increasing competition among automotive retailers and the use of the internet reduces our profit margins on vehicle sales and related businesses.
Automotive retailing is a highly competitive business. Our competitors include publicly and privately owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes and models of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. We typically rely on advertising, merchandising, sales expertise, customer service reputation and dealership location to sell new vehicles. Our revenues and profitability could be materially adversely affected if certain state dealer franchise laws are relaxed to permit manufacturers to enter the retail market directly.
Our F&I business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to competition from various financial institutions and other third parties.
Moreover, customers are using the internet to compare pricing for vehicles and related F&I services, which may further reduce margins for new and used vehicles and profits for related F&I services. If internet-based new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other dealership groups have aligned themselves with services offered on the internet or are investing heavily in the development of their own internet sales capabilities, which could materially adversely affect our business, financial condition and the results of operations.
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
The effect of companies entering into the automotive space may affect our ability to grow or maintain the business over the long term.
Large and well-capitalized technology-focused companies have continued to enter into the automotive space in recent years. Companies including, but not limited to, Amazon, Apple, Google, Lyft, Tesla and Uber may challenge the existing automotive manufacturing, retail sales, maintenance and repair, and transportation models. For example, Tesla has been challenging state dealer franchise laws in many states with mixed results, but its business model and vehicles have been accepted by many consumers, even in states where dealer franchise laws appear to preclude Tesla vehicle sales. Although Tesla’s participation in the competitive landscape has had minimal impact on the overall retail automotive space thus far, these other large technology-based companies may continue to change consumers’ view on how automobiles should be manufactured, equipped, retailed, maintained and utilized in the future. Because these companies have the ability to connect with each individual consumer easily through their existing or future technology platforms, we may ultimately be at a competitive disadvantage in marketing, selling, financing and servicing vehicles. In addition, certain automobile manufacturers have expressed interest in or begun selling directly to customers. The franchised dealer’s participation in that potential future transaction type is unclear and our operations and financial results may be negatively impacted if the role of franchised dealers diminishes.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Our business is dependent upon access to quality sources of used vehicle inventory. Our business sales and results of operations could be materially adversely affected by obstacles that prevent the efficient acquisition and liquidation of used vehicle inventory.
A reduction in the availability of, or access to, sources of desirable used vehicle inventory could have a material adverse effect on our business, sales and results of operations at both our franchised dealerships and EchoPark locations. Although the supply of desirable, high-quality used vehicle inventory has not historically been a material issue, there can be no assurance that this trend will continue in the markets which we operate, particularly those of our EchoPark locations which rely heavily upon access and availability to high-quality used vehicle inventory.
We obtain a significant percentage of our used vehicle inventory through our proprietary appraisal system as this sourcing outlet is generally more profitable and more convenient for our customers and potential customers. Accordingly, if we fail to make appraisal offers in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire used vehicle inventory and increase the risk of loss of customer to our competitors. Our ability to source used vehicle inventory through our proprietary appraisal system could also be affected by competition and through third parties driving appraisal traffic to those competing dealers. Loss of sale, involving trades and insufficient levels of inventory could also force us to purchase a greater percentage of used vehicle inventory from third-party auctions, which is generally less profitable due to high bidding costs and additional costs associated with transporting the acquired used vehicles to our store locations. Our inability to source high-quality used vehicle inventory from third-party auctions could reduce the demand for our used vehicle inventory offerings. See “Item 1A. Risk Factors - Increasing competition among automotive retailers and the use of the internet reduces our profit margins on vehicle sales and related businesses” for further discussion.
Used vehicle inventory is subject to depreciation risk. Accordingly, if we develop excess inventory, the inability to liquidate such inventory at prices that allow us to meet desirable profit margins or to recover our costs could have a material adverse effect on our results of operations.

Our business will be harmed if overall consumer demand suffers from a severe or sustained downturn.
Our business is heavily dependent on consumer demand and preferences. Retail new vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often correlated with changes in overall economic conditions, consumer confidence, the level of discretionary personal income and credit availability. Deterioration in any of these conditions may have a material adverse effect on our retail business, particularly sales of new and used automobiles.
In addition, severe or sustained changes in gasoline prices may lead to a shift in consumer buying patterns. Availability of preferred models may not exist in sufficient quantities to satisfy consumer demand and allow our stores to meet sales expectations.
A decline of available financing in the lending market may adversely affect our vehicle unit sales volume.
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
A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of importing merchandise, including fluctuations in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, work stoppages, and general political and socioeconomic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect affordability to consumers of certain new vehicles and reduce demand for certain vehicle makes and models.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Natural disasters, adverse weather and other events can disrupt our business.
Our dealerships are concentrated in certain states, including California, Colorado, Florida and Texas, in which actual or threatened natural disasters and severe weather events (such as earthquakes, wildfires, landslides, hail storms, floods and hurricanes) may disrupt our store operations, which may adversely impact our business, financial condition, results of operations and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have substantial insurance, subject to certain deductibles, limitations and exclusions, we may be exposed to uninsured or under insured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of inventory or parts to us or our manufacturing partners. For example, in early 2020, the outbreak of a novel coronavirus in Wuhan, China lead to quarantines of a significant number of Chinese cities and widespread disruptions to travel and economic activity in the region. At this time, it is unclear what effect, if any, the outbreak and resulting disruptions may have on the automotive manufacturing supply chain. Such disruptions could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Despite our considerable investment in security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties or damage to our reputation, and cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Our common stock is divided into two classes with different voting rights. This dual class stock ownership allows the present holders of the Class B Common Stock to control us. Holders of Class A Common Stock have one vote per share on all matters. Holders of Class B Common Stock have 10 votes per share on all matters, except that they have only one vote per share on any transaction proposed or approved by our Board of Directors or a Class B common stockholder or otherwise benefiting the Class B common stockholders constituting a:
•“going private” transaction;
•disposition of all or substantially all of our assets;
•transfer resulting in a change in the nature of our business; or
•merger or consolidation in which current holders of our common stock would own less than 50% of the common stock following such transaction.
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
Mr. O. Bruton Smith serves as the Executive Chairman of Speedway Motorsports and is also a director of most of Speedway Motorsports’ operating subsidiaries. Accordingly, we compete with Speedway Motorsports for the management time of Mr. Smith.
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
Five of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended,

SONIC AUTOMOTIVE, INC.
RISK FACTORS

and our five dealership subsidiaries are among approximately 188 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, issued a certification that the AI Pension Plan was in critical status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s critical status, the Board of Trustees of the AI Pension Plan implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously adopted rehabilitation plan. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely. In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. As of April 2019, the AI Pension Plan's actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2019 and is projected to become insolvent in 2031. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies,” management relies on estimates in various areas of accounting and financial reporting. For example, our estimates for F&I chargeback reserves and insurance reserves are based on historical experience and assumptions. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.
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
Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its

SONIC AUTOMOTIVE, INC.
RISK FACTORS

carrying amount. We describe the process for testing goodwill more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2019, our balance sheet reflected a carrying amount of approximately $475.8 million in goodwill.

SONIC AUTOMOTIVE, INC.
Item 1B.  Unresolved Staff Comments.
None.

SONIC AUTOMOTIVE, INC.
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
We lease a significant number of the properties utilized by our dealership operations from affiliates of Capital Automotive Real Estate Services, Inc. and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for the 2016 Credit Facilities and the 2019 Mortgage Facility or other mortgage financing arrangements. We believe that our facilities are adequate for our current needs.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2019 were approximately $1.2 million and $0.3 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
Item 4.  Mine Safety Disclosures.
Not applicable.

SONIC AUTOMOTIVE, INC.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A Common Stock is currently traded on the NYSE under the symbol “SAH.” Our Class B Common Stock is not traded on a public market.
As of February 12, 2020, there were 30,532,640 shares of our Class A Common Stock and 12,029,375 shares of our Class B Common Stock outstanding. As of February 12, 2020, there were 1,090 record holders of the Class A Common Stock and four record holders of the Class B Common Stock. The closing stock price for the Class A Common Stock on February 12, 2020 was $32.09.
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.40 per share, $0.24 per share and $0.20 per share during the years ended December 31, 2019, 2018 and 2017, respectively. Subsequent to December 31, 2019, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.10 per share for stockholders of record on March 13, 2020 to be paid on April 15, 2020. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
Item 6. Selected Financial Data.
This selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflects the results of operations and financial position of each of our dealerships acquired prior to December 31, 2019. As a result of the effects of any acquisitions and other potential factors in the future, the historical consolidated financial information described in the selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of our operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except per share data)
Income Statement Data (1):
Total revenues	$10,454.3	$9,951.6	$9,867.2	$9,731.8	$9,624.3
Impairment charges	$20.8	$29.5	$9.4	$8.1	$18.0
Income (loss) from continuing operations before taxes	$199.6	$75.3	$108.1	$155.2	$145.2
Income (loss) from continuing operations	$144.5	$52.4	$94.2	$94.5	$88.1
Basic earnings (loss) per share from continuing operations	$3.36	$1.23	$2.14	$2.07	$1.74
Diluted earnings (loss) per share from continuing operations	$3.31	$1.22	$2.12	$2.06	$1.73

Balance Sheet Data (1)(2):
Total assets	$4,071.0	$3,796.8	$3,818.5	$3,639.3	$3,562.4
Current maturities of long-term debt	$69.9	$26.3	$61.3	$43.0	$33.4
Total long-term debt (including current maturities of long-term debt)	$706.9	$945.1	$1,024.7	$882.7	$814.6
Total long-term liabilities (including current maturities of long-term debt)	$1,130.0	$1,054.1	$1,138.2	$1,020.3	$952.1
Cash dividends declared per common share	$0.40	$0.24	$0.20	$0.20	$0.11
(1) As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 2, “Business Acquisitions and Dispositions,” Note 4, “Property and Equipment,” Note 5, “Intangible Assets and Goodwill,” and Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements, impairment charges, gains and losses from business combinations and dispositions, debt refinancing charges and certain other charges have had a material impact on our reported historical consolidated financial information.
(2) As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements” and Note 16, “Leases” to the accompanying consolidated financial statements, the adoption of Accounting Standard Codification, Topic 842, “Leases” as of January 1, 2019 had a material effect on our consolidated balance sheet.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2019 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”). For comparison and discussion of our results of operations for the year ended December 31, 2018 (“2018”) compared to our results of operations for the year ended December 31, 2017 (“2017”), please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for 2018.
Unless otherwise noted, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis. To the extent that differences among reportable segments are material to an understanding of our business taken as a whole, the differences are discussed separately.
Unless otherwise noted, all discussion of increases or decreases are for the year ended December 31, 2019 (“2019”) compared to 2018. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. During 2019, we opened one new EchoPark store, which is included in reported amounts for 2019, but is excluded from same store reporting for all periods. During 2018, we opened one new manufacturer-awarded open point franchised dealership, which is included in reported amounts for 2019 and 2018, but is excluded from same store reporting for all periods. In addition, during 2018, we opened three new EchoPark stores, which are included in reported amounts for all periods and two of which are included in same store reporting for 2019 compared to 2018.
We disposed of one luxury franchised dealership and nine mid-line import franchised dealerships in 2019, and had no franchises held for sale as of December 31, 2019. We disposed of two luxury franchised dealerships and five mid-line import franchised dealerships, terminated one luxury franchised dealership and closed three EchoPark stores and one previously acquired pre-owned vehicle store in 2018. The results of operations of these disposed dealership franchises and closed stores are included in reported amounts below and in continuing operations on the accompanying consolidated statements of income for all periods presented. Dispositions that occurred subsequent to March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria for reclassification under U.S. GAAP. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for tabular disclosure of the effects of disposed dealership franchises that remain in continuing operations.
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2019: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2019, we operated 86 stores in the Franchised Dealerships Segment and nine stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 99 new vehicle franchises (representing 21 different brands of cars and light trucks) and 15 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of December 31, 2019, we had three EchoPark stores in operation in Colorado, four in Texas, one in North Carolina and one in California. By the end of 2020, we expect to open three additional EchoPark stores. We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests.
Executive Summary
The U.S. retail automotive industry’s total new vehicle unit sales volume was approximately 17.0 million vehicles and 17.2 million vehicles in 2019 and 2018, respectively, according to the Power Information Network (“PIN”) from J.D. Power.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For 2020, analysts’ industry expectation for the new vehicle seasonally adjusted annual rate of sales (“SAAR”) range from 16.0 million to 17.0 million vehicles, a decrease of 4.8% or flat, respectively, compared to the industry volume level in 2019. We estimate the 2020 new vehicle SAAR will be between 16.5 million and 17.0 million vehicles. Changes in consumer confidence, replacement demand as a result of natural disasters, availability of consumer financing, manufacturer inventory production levels or incentive levels from automotive manufacturers could cause actual the 2020 new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our current operational goal focuses on growing our retail new vehicle sales, as opposed to fleet new vehicle sales, and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to PIN from J.D. Power, industry retail new vehicle unit sales volume decreased 3.6%, to 13.5 million vehicles, in 2019, from 14.0 million vehicles in 2018.
On September 16, 2019, the United Auto Workers union began a strike at General Motors’ manufacturing facilities. The strike ended on October 25, 2019 and had minimal impact on our operations. The strike did not limit the rate of new vehicle sales and Fixed Operations revenues at our General Motors franchises. As of December 31, 2019, we operated nine General Motors franchises.
As a result of the disposition, termination or closure of several franchised dealership stores since December 31, 2018, the change in consolidated reported amounts from period to period may not be indicative of the future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for 2019 compared to 2018. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Franchised Dealerships Segment
New vehicle revenue increased 4.2% in 2019, due to higher average selling prices and a 0.6% increase in new vehicle unit sales volume. New vehicle gross profit increased 1.0% in 2019 due to the 0.6% increase in new vehicle unit sales volume and an increase in new vehicle gross profit per unit, which increased $8 per unit, or 0.4%, to $2,083 per unit. While the availability of vehicle pricing information to consumers, increased competition for sales between similar branded dealerships and higher overall inventory levels have resulted in downward pressure on new vehicle pricing, we believe that new vehicle gross profit per unit has stabilized.
Retail used vehicle revenue increased 8.8% in 2019, driven by a 7.7% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit increased 5.8% in 2019, despite a decrease in retail used vehicle gross profit per unit of $23 per unit, or 1.8%, to $1,272 per unit. Our wholesale vehicle gross loss decreased approximately $6.8 million, or 66.0%, during 2019, primarily driven by reaffirming our policy of wholesaling aged or undesirable units at auction in a timelier manner, thereby reducing the risk of wholesale vehicle gross loss and improving inventory levels and quality. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 28 and 30 days as of December 31, 2019 and 2018, respectively.
Fixed Operations revenue increased 5.0% and Fixed Operations gross profit increased 6.0%. Fixed Operations gross margin increased 50 basis points, to 48.9%, in 2019, driven primarily by higher levels of customer pay revenue and an increase in customer pay gross margin.
F&I revenue increased 10.3% in 2019, driven by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $96 per unit, or 6.5%, to $1,583 per unit, in 2019. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell a high volume of retail new and used vehicles at our stores.
EchoPark Segment
Retail used vehicle revenue increased 43.0% and F&I revenue increased 61.9% in 2019, driven primarily by a 45.7% increase in retail used vehicle unit sales volume in 2019. Combined retail used vehicle and F&I gross profit per unit increased

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$279 per unit, or 14.6%, to $2,187 per unit in 2019. The growth in combined retail used vehicle and F&I gross profit per unit was primarily due to increased F&I product penetration rates.
Wholesale vehicle gross loss increased approximately $0.8 million, or 156.8%, in 2019, primarily due to a shift in our strategy around wholesaling vehicles that we obtain via trade-in from customers. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 33 and 34 days as of December 31, 2019 and 2018, respectively.
Fixed Operations revenue increased approximately $8.4 million, or 58.2%, in 2019, primarily due to higher vehicle unit sales volume (and resulting inventory reconditioning requirements). Fixed Operations gross profit decreased approximately $2.6 million, or 141.6%, in 2019, due to a shift in inventory strategy during the second quarter of 2018 resulting in less internal reconditioning work per vehicle and the decision to no longer provide customer pay parts and service work at our EchoPark stores.
Results of Operations
The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of income:

	Percentage of Total Revenues
	Year Ended December 31,
	2019	2018	2017
Revenues:
New vehicles	46.8%	50.0%	53.7%
Used vehicles	33.4%	29.9%	26.6%
Wholesale vehicles	1.9%	2.2%	1.7%
Parts, service and collision repair	13.3%	13.9%	14.4%
Finance, insurance and other, net	4.6%	4.1%	3.6%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	85.5%	85.5%	85.2%
Gross profit	14.5%	14.5%	14.8%
Selling, general and administrative expenses	10.5%	11.5%	11.6%
Impairment charges	0.2%	0.3%	0.1%
Depreciation and amortization	0.9%	0.9%	1.0%
Operating income (loss)	2.9%	1.8%	2.1%
Interest expense, floor plan	0.5%	0.5%	0.4%
Interest expense, other, net	0.5%	0.5%	0.5%
Other (income) expense, net	0.1%	0.0%	0.1%
Income (loss) from continuing operations before taxes	1.9%	0.8%	1.1%
Provision for income taxes for continuing operations - (benefit) expense	0.5%	0.2%	0.1%
Income (loss) from continuing operations	1.4%	0.5%	1.0%

Results of Operations - Consolidated
New Vehicles - Consolidated
New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet customer demands. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand, both within specific brands and in the industry as a whole. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
diversity allows us to offer a broad range of products at a wide range of prices from lower-priced/economy vehicles to luxury vehicles.
The U.S. retail automotive industry’s new vehicle unit sales volume below reflects all brands marketed or sold in the United States. This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore our new vehicle unit sales volume may not trend directly in line with the industry unit sales volume. We believe that the retail new vehicle SAAR is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.

	Year Ended December 31,
(In millions of vehicles)	2019	2018	% Change
U.S. industry volume - Retail (1)	13.5	14.0	(3.6)%
U.S. industry volume - Fleet	3.5	3.2	9.4%
U.S. industry volume - Total (1)	17.0	17.2	(1.2)%
(1) Source: PIN from J.D. Power
For 2020, analysts’ industry expectations for the new vehicle SAAR range from 16.0 million to 17.0 million vehicles, a decrease of 4.8% or flat, respectively, compared to the industry volume level in 2019.
The following table provides a reconciliation of consolidated reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,691,795	$4,504,210	$187,585	4.2%
Acquisitions, open points and dispositions	197,376	469,887	(272,511)	NM
Total as reported	$4,889,171	$4,974,097	$(84,926)	(1.7)%

Total new vehicle gross profit:
Same store	$224,526	$222,335	$2,191	1.0%
Acquisitions, open points and dispositions	8,561	19,167	(10,606)	NM
Total as reported	$233,087	$241,502	$(8,415)	(3.5)%

Total new vehicle unit sales:
Same store	107,803	107,149	654	0.6%
Acquisitions, open points and dispositions	6,328	15,568	(9,240)	NM
Total as reported	114,131	122,717	(8,586)	(7.0)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$4,889,171	$4,974,097	$(84,926)	(1.7)%
Gross profit	$233,087	$241,502	$(8,415)	(3.5)%
Unit sales	114,131	122,717	(8,586)	(7.0)%
Revenue per unit	$42,838	$40,533	$2,305	5.7%
Gross profit per unit	$2,042	$1,968	$74	3.8%
Gross profit as a % of revenue	4.8%	4.9%	(10)	bps
Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$4,691,795	$4,504,210	$187,585	4.2%
Gross profit	$224,526	$222,335	$2,191	1.0%
Unit sales	107,803	107,149	654	0.6%
Revenue per unit	$43,522	$42,037	$1,485	3.5%
Gross profit per unit	$2,083	$2,075	$8	0.4%
Gross profit as a % of revenue	4.8%	4.9%	(10)	bps
For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles - Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles - Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.
The following table provides a reconciliation of consolidated reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$3,191,404	$2,759,003	$432,401	15.7%
Acquisitions, open points and dispositions	298,568	214,495	84,073	NM
Total as reported	$3,489,972	$2,973,498	$516,474	17.4%

Total used vehicle gross profit:
Same store	$131,695	$124,304	$7,391	5.9%
Acquisitions, open points and dispositions	15,701	18,684	(2,983)	NM
Total as reported	$147,396	$142,988	$4,408	3.1%

Total used vehicle unit sales:
Same store	146,456	126,415	20,041	15.9%
Acquisitions, open points and dispositions	15,693	13,190	2,503	NM
Total as reported	162,149	139,605	22,544	16.1%
NM = Not Meaningful
Our consolidated reported retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$3,489,972	$2,973,498	$516,474	17.4%
Gross profit	$147,396	$142,988	$4,408	3.1%
Unit sales	162,149	139,605	22,544	16.1%
Revenue per unit	$21,523	$21,299	$224	1.1%
Gross profit per unit	$909	$1,024	$(115)	(11.2)%
Gross profit as a % of revenue	4.2%	4.8%	(60)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$3,191,404	$2,759,003	$432,401	15.7%
Gross profit	$131,695	$124,304	$7,391	5.9%
Unit sales	146,456	126,415	20,041	15.9%
Revenue per unit	$21,791	$21,825	$(34)	(0.2)%
Gross profit per unit	$899	$983	$(84)	(8.5)%
Gross profit as a % of revenue	4.1%	4.5%	(40)	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment” and “Used Vehicles and F&I - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles - Consolidated
Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

The following table provides a reconciliation of consolidated reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$191,431	$195,743	$(4,312)	(2.2)%
Acquisitions, open points and dispositions	11,515	21,882	(10,367)	NM
Total as reported	$202,946	$217,625	$(14,679)	(6.7)%

Total wholesale vehicle gross profit (loss):
Same store	$(3,808)	$(9,792)	$5,984	61.1%
Acquisitions, open points and dispositions	(624)	(1,457)	833	NM
Total as reported	$(4,432)	$(11,249)	$6,817	60.6%

Total wholesale vehicle unit sales:
Same store	31,016	29,245	1,771	6.1%
Acquisitions, open points and dispositions	3,137	4,922	(1,785)	NM
Total as reported	34,153	34,167	(14)	—%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$202,946	$217,625	$(14,679)	(6.7)%
Gross profit (loss)	$(4,432)	$(11,249)	$6,817	60.6%
Unit sales	34,153	34,167	(14)	—%
Revenue per unit	$5,942	$6,369	$(427)	(6.7)%
Gross profit (loss) per unit	$(130)	$(329)	$199	60.5%
Gross profit (loss) as a % of revenue	(2.2)%	(5.2)%	300	bps
Our consolidated same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$191,431	$195,743	$(4,312)	(2.2)%
Gross profit (loss)	$(3,808)	$(9,792)	$5,984	61.1%
Unit sales	31,016	29,245	1,771	6.1%
Revenue per unit	$6,172	$6,693	$(521)	(7.8)%
Gross profit (loss) per unit	$(123)	$(335)	$212	63.3%
Gross profit (loss) as a % of revenue	(2.0)%	(5.0)%	300	bps
For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles - Franchised Dealerships Segment” and “Wholesale Vehicles - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Fixed Operations - Consolidated
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid or manufacturer-paid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are later sold to customers. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.
We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to add service capacity at our dealerships and stores to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on CPO vehicles, should facilitate long-term growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of consolidated reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,350,858	$1,279,373	$71,485	5.6%
Acquisitions, open points and dispositions	44,445	101,514	(57,069)	NM
Total as reported	$1,395,303	$1,380,887	$14,416	1.0%

Total Fixed Operations gross profit:
Same store	$648,544	$614,547	$33,997	5.5%
Acquisitions, open points and dispositions	19,471	52,814	(33,343)	NM
Total as reported	$668,015	$667,361	$654	0.1%
NM = Not Meaningful
Our consolidated reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$561,422	$560,037	$1,385	0.2%
Warranty	272,389	266,644	5,745	2.2%
Wholesale parts	157,603	161,066	(3,463)	(2.2)%
Internal, sublet and other	403,889	393,140	10,749	2.7%
Total revenue	$1,395,303	$1,380,887	$14,416	1.0%

Gross profit
Customer pay	$304,950	$299,617	$5,333	1.8%
Warranty	150,984	150,746	238	0.2%
Wholesale parts	27,187	27,746	(559)	(2.0)%
Internal, sublet and other	184,894	189,252	(4,358)	(2.3)%
Total gross profit	$668,015	$667,361	$654	0.1%

Gross profit as a % of revenue
Customer pay	54.3%	53.5%	80	bps
Warranty	55.4%	56.5%	(110)	bps
Wholesale parts	17.3%	17.2%	10	bps
Internal, sublet and other	45.8%	48.1%	(230)	bps
Total gross profit as a % of revenue	47.9%	48.3%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$547,826	$517,152	$30,674	5.9%
Warranty	264,282	250,750	13,532	5.4%
Wholesale parts	154,166	152,030	2,136	1.4%
Internal, sublet and other	384,584	359,441	25,143	7.0%
Total revenue	$1,350,858	$1,279,373	$71,485	5.6%

Gross profit
Customer pay	$297,916	$275,484	$22,432	8.1%
Warranty	146,644	140,305	6,339	4.5%
Wholesale parts	26,542	25,972	570	2.2%
Internal, sublet and other	177,442	172,786	4,656	2.7%
Total gross profit	$648,544	$614,547	$33,997	5.5%

Gross profit as a % of revenue
Customer pay	54.4%	53.3%	110	bps
Warranty	55.5%	56.0%	(50)	bps
Wholesale parts	17.2%	17.1%	10	bps
Internal, sublet and other	46.1%	48.1%	(200)	bps
Total gross profit as a % of revenue	48.0%	48.0%	—	bps
For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations - Franchised Dealerships Segment” and “Fixed Operations - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
F&I - Consolidated
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts (as a result, F&I revenues and F&I gross profit are the same amount). F&I revenues are affected by the level of new and used vehicle unit sales, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives, and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of consolidated reported basis and same store basis and for F&I:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$426,441	$360,317	$66,124	18.4%
Acquisitions, open points and dispositions	50,510	45,206	5,304	NM
Total as reported	$476,951	$405,523	$71,428	17.6%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,695	$1,555	$140	9.0%
Reported	$1,743	$1,557	$186	11.9%

Total combined new and used retail unit sales:
Same store	251,585	231,711	19,874	8.6%
Acquisitions, open points and dispositions	22,021	28,713	(6,692)	NM
Total as reported	273,606	260,424	13,182	5.1%
NM = Not Meaningful
Our consolidated reported F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$476,951	$405,523	$71,428	17.6%
Unit sales	273,606	260,424	13,182	5.1%
Gross profit per retail unit (excludes fleet)	$1,743	$1,557	$186	11.9%
Our consolidated same store F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$426,441	$360,317	$66,124	18.4%
Unit sales	251,585	231,711	19,874	8.6%
Gross profit per retail unit (excludes fleet)	$1,695	$1,555	$140	9.0%
For further analysis of F&I results, see the tables and discussion under the headings “F&I - Franchised Dealerships Segment” and “Used Vehicles and F&I - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

New Vehicles - Franchised Dealerships Segment
New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet customer demands. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand, both within specific brands and in the industry as a whole. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
diversity allows us to offer a broad range of products at a wide range of prices from lower-priced/economy vehicles to luxury vehicles.
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,691,795	$4,504,210	$187,585	4.2%
Acquisitions, open points and dispositions	197,376	469,887	(667,263)	NM
Total as reported	$4,889,171	$4,974,097	$(84,926)	(1.7)%

Total new vehicle gross profit:
Same store	$224,526	$222,335	$2,191	1.0%
Acquisitions, open points and dispositions	8,561	19,167	(10,606)	NM
Total as reported	$233,087	$241,502	$(8,415)	(3.5)%

Total new vehicle unit sales:
Same store	107,803	107,149	654	0.6%
Acquisitions, open points and dispositions	6,328	15,568	(9,240)	NM
Total as reported	114,131	122,717	(8,586)	(7.0)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$4,889,171	$4,974,097	$(84,926)	(1.7)%
Gross profit	$233,087	$241,502	$(8,415)	(3.5)%
Unit sales	114,131	122,717	(8,586)	(7.0)%
Revenue per unit	$42,838	$40,533	$2,305	5.7%
Gross profit per unit	$2,042	$1,968	$74	3.8%
Gross profit as a % of revenue	4.8%	4.9%	(10)	bps
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$4,691,795	$4,504,210	$187,585	4.2%
Gross profit	$224,526	$222,335	$2,191	1.0%
Unit sales	107,803	107,149	654	0.6%
Revenue per unit	$43,522	$42,037	$1,485	3.5%
Gross profit per unit	$2,083	$2,075	$8	0.4%
Gross profit as a % of revenue	4.8%	4.9%	(10)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New vehicle revenue increased 4.2% and new vehicle unit sales volume increased 0.6%, driven primarily by increases in new vehicle unit sales volume at our BMW, Mercedes and Lexus dealerships, offset partially by decreases in new vehicle unit sales volume at our Ford, GM and Honda dealerships. New vehicle gross profit increased approximately $2.2 million, or 1.0%, primarily driven by increases in new vehicle gross profit at our Mercedes, BMW and Honda dealerships, offset partially by decreases in new vehicle gross profit at our Land Rover, Ford and Porsche dealerships. New vehicle gross profit per unit increased $8 per unit, or 0.4%, to $2,083 per unit, primarily driven by increases in new vehicle gross profit per unit at our Mercedes, BMW and Honda dealerships, offset partially by decreases in new vehicle gross profit per unit at our Land Rover, Ford and Porsche dealerships.
Our reported franchised dealerships new vehicle inventory days’ supply was approximately 53 and 59 days as of December 31, 2019 and 2018, respectively, in line with our seasonally-adjusted targets.
Used Vehicles - Franchised Dealerships Segment
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,394,077	$2,201,382	$192,695	8.8%
Acquisitions, open points and dispositions	99,390	169,417	(70,027)	NM
Total as reported	$2,493,467	$2,370,799	$122,668	5.2%

Total used vehicle gross profit:
Same store	$136,077	$128,648	$7,429	5.8%
Acquisitions, open points and dispositions	11,464	19,702	(8,238)	NM
Total as reported	$147,541	$148,350	$(809)	(0.5)%

Total used vehicle unit sales:
Same store	106,998	99,335	7,663	7.7%
Acquisitions, open points and dispositions	5,631	10,833	(5,202)	NM
Total as reported	112,629	110,168	2,461	2.2%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,493,467	$2,370,799	$122,668	5.2%
Gross profit	$147,541	$148,350	$(809)	(0.5)%
Unit sales	112,629	110,168	2,461	2.2%
Revenue per unit	$22,139	$21,520	$619	2.9%
Gross profit per unit	$1,310	$1,347	$(37)	(2.7)%
Gross profit as a % of revenue	5.9%	6.3%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,394,077	$2,201,382	$192,695	8.8%
Gross profit	$136,077	$128,648	$7,429	5.8%
Unit sales	106,998	99,335	7,663	7.7%
Revenue per unit	$22,375	$22,161	$214	1.0%
Gross profit per unit	$1,272	$1,295	$(23)	(1.8)%
Gross profit as a % of revenue	5.7%	5.8%	(10)	bps
Retail used vehicle revenue increased 8.8%, driven primarily by a 7.7% increase in retail used vehicle unit sales volume. This increase in retail used vehicle unit sales volume was primarily driven by increases in retail used vehicle unit sales volume at our Honda, BMW and Ford dealerships. Retail used vehicle gross profit increased approximately $7.4 million, or 5.8%, driven primarily by increases in retail used vehicle gross profit at our BMW, Toyota and Audi dealerships. Retail used vehicle gross profit per unit decreased $23 per unit, or 1.8%, to $1,272 per unit, in line with our target range.
Wholesale Vehicles - Franchised Dealerships Segment
Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$172,985	$179,895	$(6,910)	(3.8)%
Acquisitions, open points and dispositions	7,035	17,288	(10,253)	NM
Total as reported	$180,020	$197,183	$(17,163)	(8.7)%

Total wholesale vehicle gross profit (loss):
Same store	$(3,508)	$(10,320)	$6,812	66.0%
Acquisitions, open points and dispositions	(592)	(1,459)	867	NM
Total as reported	$(4,100)	$(11,779)	$7,679	65.2%

Total wholesale vehicle unit sales:
Same store	26,341	26,583	(242)	(0.9)%
Acquisitions, open points and dispositions	2,038	4,032	(1,994)	NM
Total as reported	28,379	30,615	(2,236)	(7.3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$180,020	$197,183	$(17,163)	(8.7)%
Gross profit (loss)	$(4,100)	$(11,779)	$7,679	65.2%
Unit sales	28,379	30,615	(2,236)	(7.3)%
Revenue per unit	$6,343	$6,441	$(98)	(1.5)%
Gross profit (loss) per unit	$(144)	$(385)	$241	62.6%
Gross profit (loss) as a % of revenue	(2.3)%	(6.0)%	370	bps
Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$172,985	$179,895	$(6,910)	(3.8)%
Gross profit (loss)	$(3,508)	$(10,320)	$6,812	66.0%
Unit sales	26,341	26,583	(242)	(0.9)%
Revenue per unit	$6,567	$6,767	$(200)	(3.0)%
Gross profit (loss) per unit	$(133)	$(388)	$255	65.7%
Gross profit (loss) as a % of revenue	(2.0)%	(5.7)%	370	bps
Wholesale vehicle gross loss and wholesale vehicle gross loss per unit decreased by 66.0% and 65.7%, respectively, primarily driven by our policy of wholesaling aged or undesirable units at auction in a more timely manner, thereby reducing the risk of wholesale vehicle gross loss and improving inventory levels and quality. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 28 and 30 days as of December 31, 2019 and 2018, respectively.
Fixed Operations - Franchised Dealerships Segment
Parts, service and collision repair revenues consist of customer pay repairs, warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and prepaid or manufacturer-paid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are later sold to customers. When that work is performed by one of our dealerships, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.
We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to add service capacity at our dealerships to further increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on CPO vehicles, should facilitate long-term growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,327,906	$1,264,865	$63,041	5.0%
Acquisitions, open points and dispositions	38,644	99,694	(61,050)	NM
Total as reported	$1,366,550	$1,364,559	$1,991	0.1%

Total Fixed Operations gross profit:
Same store	$649,312	$612,702	$36,610	6.0%
Acquisitions, open points and dispositions	19,646	52,515	(32,869)	NM
Total as reported	$668,958	$665,217	$3,741	0.6%
NM = Not Meaningful
Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$560,734	$559,027	$1,707	0.3%
Warranty	272,389	266,644	5,745	2.2%
Wholesale parts	157,603	161,066	(3,463)	(2.2)%
Internal, sublet and other	375,824	377,822	(1,998)	(0.5)%
Total revenue	$1,366,550	$1,364,559	$1,991	0.1%

Gross profit
Customer pay	$304,927	$299,360	$5,567	1.9%
Warranty	150,984	150,746	238	0.2%
Wholesale parts	27,187	27,746	(559)	(2.0)%
Internal, sublet and other	185,860	187,365	(1,505)	(0.8)%
Total gross profit	$668,958	$665,217	$3,741	0.6%

Gross profit as a % of revenue
Customer pay	54.4%	53.6%	80	bps
Warranty	55.4%	56.5%	(110)	bps
Wholesale parts	17.3%	17.2%	10	bps
Internal, sublet and other	49.5%	49.6%	(10)	bps
Total gross profit as a % of revenue	49.0%	48.7%	30	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$547,344	$516,572	$30,772	6.0%
Warranty	264,282	250,750	13,532	5.4%
Wholesale parts	154,166	152,030	2,136	1.4%
Internal, sublet and other	362,114	345,513	16,601	4.8%
Total revenue	$1,327,906	$1,264,865	$63,041	5.0%

Gross profit
Customer pay	$297,894	$275,387	$22,507	8.2%
Warranty	146,644	140,305	6,339	4.5%
Wholesale parts	26,542	25,972	570	2.2%
Internal, sublet and other	178,232	171,038	7,194	4.2%
Total gross profit	$649,312	$612,702	$36,610	6.0%

Gross profit as a % of revenue
Customer pay	54.4%	53.3%	110	bps
Warranty	55.5%	56.0%	(50)	bps
Wholesale parts	17.2%	17.1%	10	bps
Internal, sublet and other	49.2%	49.5%	(30)	bps
Total gross profit as a % of revenue	48.9%	48.4%	50	bps
Fixed Operations revenue increased approximately $63.0 million, or 5.0%, and Fixed Operations gross profit increased approximately $36.6 million, or 6.0%, driven primarily by an increase in customer pay gross profit of approximately $22.5 million, or 8.2%, as a result of a strategic emphasis on maximizing growth opportunities in the customer pay business. In addition, warranty gross profit increased approximately $6.3 million, or 4.5%, driven primarily by our Honda, Audi and Mercedes dealerships. Warranty revenue typically represents approximately 20% of our Fixed Operations revenue. As such, significant changes to the level of manufacturer recall and warranty repair activity could create volatility in our Fixed Operations results in future periods.
F&I - Franchised Dealerships Segment
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts (as a result, F&I revenues and F&I gross profit are the same amount). F&I revenues are affected by the level of new and used vehicle unit sales, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.
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
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$335,756	$304,293	$31,463	10.3%
Acquisitions, open points and dispositions	27,361	40,521	(13,160)	NM
Total as reported	$363,117	$344,814	$18,303	5.3%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,583	$1,487	$96	6.5%
Total as reported	$1,620	$1,493	$127	8.5%

Total combined new and used retail unit sales:
Same store	212,127	204,631	7,496	3.7%
Acquisitions, open points and dispositions	11,959	26,356	(14,397)	NM
Total as reported	224,086	230,987	(6,901)	(3.0)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$363,117	$344,814	$18,303	5.3%
Total combined new and used retail unit sales	224,086	230,987	(6,901)	(3.0)%
Gross profit per retail unit (excludes fleet)	$1,620	$1,493	$127	8.5%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$335,756	$304,293	$31,463	10.3%
Total combined new and used retail unit sales	212,127	204,631	7,496	3.7%
Gross profit per retail unit (excludes fleet)	$1,583	$1,487	$96	6.5%
F&I revenues increased approximately $31.5 million, or 10.3%, and F&I gross profit per retail unit increased $96 per unit, or 6.5%, to $1,583 per unit. The growth in F&I revenues and F&I gross profit per retail unit was due to increases in gross profit per contract and higher penetration rates across all F&I products. Finance contract gross profit increased 12.5% primarily due to a 7.0% increase in gross profit per finance contract, as well as a 120-basis point increase in the combined new and used vehicle finance contract penetration rate. Service contract gross profit increased 11.5% due primarily to a 5.2% increase in gross profit per service contract, as well as a 70-basis point increase in the service contract penetration rate. Other aftermarket contract gross profit increased 13.9%, driven primarily by a 6.5% increase in gross profit per other aftermarket contract and a 430-basis point increase in the other aftermarket contract penetration rate.
Results of Operations - EchoPark Segment
EchoPark Segment same store results consist of the results of seven EchoPark stores, three in Colorado, three in Texas and one in North Carolina for 2019 compared to 2018. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations in the last 13 months.
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
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$797,327	$557,620	$239,707	43.0%
Store openings and closures	199,178	45,079	154,099	NM
Total as reported	$996,505	$602,699	$393,806	65.3%

Total used vehicle gross profit (loss):
Same store	$(4,382)	$(4,344)	$(38)	(0.9)%
Store openings and closures	4,236	(1,018)	5,254	NM
Total as reported	$(146)	$(5,362)	$5,216	(97.3)%

Total used vehicle unit sales:
Same store	39,458	27,080	12,378	45.7%
Store openings and closures	10,062	2,357	7,705	NM
Total as reported	49,520	29,437	20,083	68.2%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NM = Not Meaningful
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$90,684	$56,023	$34,661	61.9%
Store openings and closures	23,150	4,686	18,464	NM
Total as reported	$113,834	$60,709	$53,125	87.5%
NM = Not Meaningful
Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$996,505	$602,699	$393,806	65.3%
Used vehicle gross profit (loss)	$(146)	$(5,362)	$5,216	97.3%
Used vehicle unit sales	49,520	29,437	20,083	68.2%
Used vehicle revenue per unit	$20,123	$20,474	$(351)	(1.7)%
F&I revenue	$113,834	$60,709	$53,125	87.5%
Combined used vehicle gross profit and F&I revenue	$113,688	$55,347	$58,341	105.4%
Total used vehicle and F&I gross profit per unit	$2,296	$1,880	$416	22.1%
Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$797,327	$557,620	$239,707	43.0%
Used vehicle gross profit (loss)	$(4,382)	$(4,344)	$(38)	(0.9)%
Used vehicle unit sales	39,458	27,080	12,378	45.7%
Used vehicle revenue per unit	$20,207	$20,592	$(385)	(1.9)%
F&I revenue	$90,684	$56,023	$34,661	61.9%
Combined used vehicle gross profit and F&I revenue	$86,302	$51,679	$34,623	67.0%
Total used vehicle and F&I gross profit per unit	$2,187	$1,908	$279	14.6%
Retail used vehicle revenue increased approximately $239.7 million, or 43.0%, and F&I revenue increased approximately $34.7 million, or 61.9%. Combined used vehicle gross profit and F&I revenue increased approximately $34.6 million, or 67.0%, due primarily to a 45.7% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit increased approximately $279 per unit, or 14.6%, to $2,187 per unit, driven primarily by higher penetration rates across all F&I products. Finance contract gross profit increased 49.0%, primarily due to a 420-basis point increase in the finance contract penetration rate. Service contract gross profit increased 65.0% due primarily to a 5.9% increase in gross profit per service contract and a 350-basis point increase in the service contract penetration rate. Other aftermarket contract gross profit increased 55.4%, driven primarily by a 1,050-basis point increase in the other aftermarket contract penetration rate. F&I penetration rates are generally higher in our EchoPark Segment than for used vehicle sales in our Franchised Dealerships Segment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles - EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$18,446	$15,848	$2,598	16.4%
Store openings and closures	4,480	4,594	(114)	NM
Total as reported	$22,926	$20,442	$2,484	12.2%

Total wholesale vehicle gross profit (loss):
Same store	$(300)	$528	$(828)	(156.8)%
Store openings and closures	(32)	2	(34)	NM
Total as reported	$(332)	$530	$(862)	(162.6)%

Total wholesale vehicle unit sales:
Same store	4,675	2,662	2,013	75.6%
Store openings and closures	1,099	890	209	NM
Total as reported	5,774	3,552	2,222	62.6%
NM = Not Meaningful
Our EchoPark Segment reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$22,926	$20,442	$2,484	12.2%
Gross profit (loss)	$(332)	$530	$(862)	(162.6)%
Unit sales	5,774	3,552	2,222	62.6%
Revenue per unit	$3,971	$5,755	$(1,784)	(31.0)%
Gross profit (loss) per unit	$(57)	$149	$(206)	(138.3)%
Gross profit (loss) as a % of revenue	(1.4)%	2.6%	(400)	bps
Our EchoPark Segment same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$18,446	$15,848	$2,598	16.4%
Gross profit (loss)	$(300)	$528	$(828)	(156.8)%
Unit sales	4,675	2,662	2,013	75.6%
Revenue per unit	$3,946	$5,953	$(2,007)	(33.7)%
Gross profit (loss) per unit	$(64)	$198	$(262)	(132.3)%
Gross profit (loss) as a % of revenue	(1.6)%	3.3%	(490)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale vehicle revenue and wholesale vehicle unit sales volume increased by 16.4% and 75.6%, respectively, while wholesale gross loss and wholesale vehicle gross loss per unit increased by 156.8% and 132.3%, respectively. Wholesale vehicle gross loss increased as a result of the evolution of our customer trade-in vehicle appraisal strategy, which has enabled us to trade for more customer vehicles. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot ultimately be sold as retail at our EchoPark stores and are subsequently sold at auction, affecting our wholesale gross profit (loss). However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher gross loss per unit) and increases the volume of trade-ins that we obtain from customers. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 33 and 34 days as of December 31, 2019 and 2018, respectively.
Fixed Operations - EchoPark Segment
Parts, service and collision repair revenues primarily consist of internal, sublet and other work related to inventory preparation and reconditioning performed on vehicles that are later sold to customers. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. Our EchoPark stores do not currently perform warranty or customer pay repairs or maintenance work.
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$22,952	$14,508	$8,444	58.2%
Store openings and closures	5,801	1,820	3,981	NM
Total as reported	$28,753	$16,328	$12,425	76.1%

Total Fixed Operations gross profit:
Same store	$(768)	$1,845	$(2,613)	(141.6)%
Store openings and closures	(175)	299	(474)	NM
Total as reported	$(943)	$2,144	$(3,087)	(144.0)%
NM = Not Meaningful
Our EchoPark Segment reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$28,753	$16,328	$12,425	76.1%
Gross profit (loss)	$(943)	$2,144	$(3,087)	(144.0)%
Gross profit (loss) as a % of revenue	(3.3)%	13.1%	(1,640)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$22,952	$14,508	$8,444	58.2%
Gross profit (loss)	$(768)	$1,845	$(2,613)	(141.6)%
Gross profit (loss) as a % of revenue	(3.3)%	12.7%	(1,600)	bps
Fixed Operations revenue increased approximately $8.4 million, or 58.2%, in 2019, primarily due to higher vehicle unit sales volume (and resulting inventory reconditioning requirements). Fixed Operations gross profit decreased approximately $2.6 million, or 141.6%, in 2019, due to a shift in inventory strategy during the second quarter of 2018 resulting in less internal reconditioning work per vehicle and the decision to no longer provide customer pay parts and service work at our EchoPark stores.
Segment Results Summary
In the following table of financial data, total segment income of the reportable segments is reconciled to consolidated income (loss) from continuing operations before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands, except unit data)
Franchised Dealerships Segment revenues
New vehicles	$4,889,171	$4,974,097	$(84,926)	(1.7)%
Used vehicles	2,493,467	2,370,799	122,668	5.2%
Wholesale vehicles	180,020	197,184	(17,164)	(8.7)%
Parts, service and collision repair	1,366,550	1,364,559	1,991	0.1%
Finance, insurance and other, net	363,117	344,814	18,303	5.3%
Franchised Dealerships Segment revenues	$9,292,325	$9,251,453	$40,872	0.4%

EchoPark Segment revenues
Used vehicles	$996,504	$602,698	$393,806	65.3%
Wholesale vehicles	22,927	20,443	2,484	12.2%
Parts, service and collision repair	28,753	16,327	12,426	76.1%
Finance, insurance and other, net	113,834	60,709	53,125	87.5%
EchoPark Segment revenues	$1,162,018	$700,177	$461,841	66.0%

Total revenues	$10,454,343	$9,951,630	$502,713	5.1%

Segment income (loss) (1)
Franchised Dealerships Segment (2)	$211,267	$157,413	$53,854	34.2%
EchoPark Segment (3)	9,146	(52,587)	61,733	117.4%
Total segment income (loss)	$220,413	$104,826	$115,587	110.3%
Impairment charges (4)	(20,768)	(29,514)	8,746	29.6%
Income (loss) from continuing operations before taxes	$199,645	$75,312	$124,333	165.1%

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	226,760	232,885	(6,125)	(2.6)%
EchoPark Segment	49,520	29,437	20,083	68.2%
Total retail new and used vehicle unit sales volume	276,280	262,322	13,958	5.3%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1) Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2) For 2019, the above amount includes approximately $76.0 million of pre-tax net gain on the disposal of franchised dealerships, offset partially by approximately $7.2 million of pre-tax loss on the extinguishment of debt, approximately $6.3 million of pre-tax executive transition costs and approximately $1.1 million of pre-tax impairment charges. For 2018, the above amount includes approximately $38.9 million of pre-tax net gain on the disposal of franchised dealerships, offset partially by approximately $27.9 million of pre-tax impairment charges, approximately $4.0 million of pre-tax storm-related physical damage costs, approximately $1.7 million of pre-tax legal costs, approximately $1.6 million of pre-tax executive transition costs and approximately $1.4 million of pre-tax lease exit charges.
(3) For 2019, the above amount includes approximately $19.7 million of pre-tax impairment charges related to building and land held for sale at former EchoPark locations. For 2018, the above amount includes approximately $32.5 million of pre-tax long-term compensation-related charges and approximately $1.6 million of pre-tax impairment charges.
(4) For 2019, the above amount includes approximately $1.1 million of pre-tax impairment charges for the Franchised Dealerships Segment and approximately $19.7 million of pre-tax impairment charges for the EchoPark Segment. For 2018, the above amount includes approximately $27.9 million of pre-tax impairment charges for the Franchised Dealerships Segment and approximately $1.6 million of pre-tax impairment charges for the EchoPark Segment.
Selling, General and Administrative (“SG&A”) Expenses - Consolidated
Consolidated SG&A expenses comprises four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners and insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.
The following table sets forth information related to our consolidated reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$733,925	$725,022	$(8,903)	(1.2)%
Advertising	60,831	63,134	2,303	3.6%
Rent	54,611	64,204	9,593	14.9%
Other	250,007	292,965	42,958	14.7%
Total SG&A expenses	$1,099,374	$1,145,325	$45,951	4.0%

SG&A expenses as a % of gross profit:
Compensation	48.3%	50.1%	180	bps
Advertising	4.0%	4.4%	40	bps
Rent	3.6%	4.4%	80	bps
Other	16.4%	20.3%	390	bps
Total SG&A expenses as a % of gross profit	72.3%	79.2%	690	bps
Overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to a reduction in other variable expense, fixed compensation expense, rent expense, and other fixed SG&A expense, offset partially by higher variable compensation expense. Compensation costs increased in dollar amount but decreased as a percentage of

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
gross profit primarily due to increases in variable compensation expense related to higher levels of sales activity and related gross profit. Advertising expense decreased both in dollar amount and as a percentage of gross profit due primarily to the disposition of several franchised dealerships and higher levels of gross profit. Rent expense decreased both in dollar amount and as a percentage of gross profit due primarily to the disposition of several franchised dealerships and higher levels of gross profit. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to a higher net gain on the disposal of franchised dealerships in 2019 and physical damage and legal charges in 2018.
SG&A expenses for 2019 include approximately $76.0 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of executive transition costs. SG&A expenses for 2018 include approximately $32.5 million of long-term compensation-related charges, approximately $4.0 million of storm-related physical damage costs, approximately $1.7 million of legal costs, approximately $1.6 million of executive transition costs and approximately $1.4 million of lease exit charges, offset partially by approximately $38.9 million of net gain on the disposal of franchised dealerships.
Impairment Charges - Consolidated
Impairment charges were approximately $20.8 million and $29.5 million in 2019 and 2018, respectively. Impairment charges for 2019 include approximately $19.7 million related to building and land held for sale at former EchoPark locations and approximately $1.1 million related to software impairment. Impairment charges for 2018 include approximately $27.4 million of property and equipment charges due to the abandonment of certain construction projects and internally developed software applications, as well as our estimate that certain dealerships would not be able to recover recorded balances through operating activities, in addition to approximately $2.1 million of franchise asset impairment charges.
Depreciation and Amortization - Consolidated
Depreciation expense decreased approximately $0.5 million, or 0.5%, in 2019 primarily related to lower depreciation expense as a result of the disposition of several franchised dealerships, offset partially by higher depreciation expense related to additional EchoPark locations.
Interest Expense, Floor Plan - Consolidated
Interest expense, floor plan for new vehicles decreased approximately $0.8 million, or 1.9%. The average new vehicle floor plan notes payable balance increased approximately $5.6 million, resulting in an increase in new vehicle floor plan interest expense of approximately $0.2 million. The average new vehicle floor plan effective interest rate was 3.03%, down from 3.10% in the prior year, which resulted in a decrease in interest expense of approximately $1.0 million.
Interest expense, floor plan for used vehicles increased approximately $0.9 million, or 16.8%. The average used vehicle floor plan notes payable balance increased approximately $22.3 million, resulting in an increase in used vehicle floor plan interest expense of approximately $0.7 million. The average used vehicle floor plan effective interest rate was 3.10%, up from 2.98% in the prior year, which resulted in an increase in interest expense of approximately $0.2 million.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the table below:

	Year Ended December 31,		Better / (Worse)
	2019	2018	Change	% Change
	(In thousands)
Stated/coupon interest	$49,291	$51,018	$1,727	3.4%
Deferred loan cost amortization	2,478	2,418	(60)	(2.5)%
Interest rate hedge expense (benefit)	(2,876)	(462)	2,414	522.5%
Capitalized interest	(1,583)	(1,515)	68	4.5%
Interest on finance lease liabilities	5,097	—	(5,097)	(100.0)%
Other interest	546	2,600	2,054	79.0%
Total interest expense, other, net	$52,953	$54,059	$1,106	2.0%
Interest expense, other, net decreased approximately $1.1 million, primarily due to an increase in net interest rate hedge receipts and lower stated/coupon interest related to a decrease in mortgage notes payable balances, offset partially by an

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase in interest expense related to finance leases (known as capital leases prior to the adoption of ASC 842, “Leases,” on January 1, 2019).
Provision for Income Taxes - Consolidated
The overall effective tax rate from continuing operations was 27.6% and 30.4% for 2019 and 2018, respectively. Income tax expense for 2019 includes the effect of a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $1.3 million discrete benefit related to the favorable resolution of certain tax matters. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 26.0% to 29.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets, non-deductible compensation or unusual discrete tax adjustments.
Discontinued Operations
Income (loss) from discontinued operations before taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income (loss) from discontinued operations	$(554)	$(610)	$(735)
Lease exit accrual adjustments and charges	—	(407)	(1,207)
Income (loss) from discontinued operations before taxes	$(554)	$(1,017)	$(1,942)
We do not expect significant activity in discontinued operations in the future due to the change in the definition of a discontinued operation as a result of Accounting Standards Update (“ASU”) 2014-08. The results of operations for those dealership and franchises that were classified as discontinued operations as of March 31, 2014 will continue to be reported within discontinued operations in the future. See the discussion of our adoption of ASU 2014-08 in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.
Use of Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Goodwill and Franchise Assets
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for impairment at least annually (as of October 1 of each year), or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.
For purposes of goodwill impairment testing, we have two reporting units, which consist of (1) our traditional franchised dealerships and (2) our EchoPark stores (these reporting units also represent our reportable segments). The carrying value of our goodwill totaled approximately $475.8 million at December 31, 2019, $415.8 million of which was related to our franchised dealerships reporting unit and $60.0 million of which was related to our EchoPark reporting unit. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. For each reporting unit, we utilized the Discounted Cash Flows (“DCF”) method to estimate its enterprise value as of October 1, 2019. The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs) and residual growth rates. To the extent the reporting unit’s earnings decline

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to record goodwill impairment.
Based on the results of our goodwill impairment test as of October 1, 2019, each reporting unit’s fair value exceeded its carrying value, and as such, no impairment was required. Our DCF model is dependent on the assumptions used and is sensitive to changes in those assumptions. In order to determine the effects of changes in our assumptions on our DCF model, and, consequently our goodwill valuation, we ran multiple scenarios adjusting our assumed earnings before interest and taxes (“EBIT”) growth factors and discount rate assumptions. Although we assumed a 1.0% residual EBIT growth factor in our model, in the event the residual EBIT growth rate decreased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2019 would change by approximately $260.2 million and $28.4 million for our franchised dealerships and EchoPark reporting units, respectively. In the event the discount rate increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2019 would change by approximately $318.9 million and $38.0 million for our franchised dealerships and EchoPark reporting units, respectively. In the event the residual EBIT growth rate decreased by 100 basis points and the discount rate increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2019 would change by approximately $508.0 million and $61.6 million for our franchised dealerships and EchoPark reporting units, respectively. Based on our DCF model, if any of the realistic scenarios described above were realized, the reporting unit's fair value remains substantially in excess of the carrying value.
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate franchise assets for impairment annually (as of October 1 of each year) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a DCF model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to projected revenue, projected operating margin, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment charge may increase to the extent the underlying businesses’ actual earnings or projected earnings experience a significant decline. As a result of our impairment testing as of October 1, 2019, each of our franchise assets’ fair values exceeded its carrying value and no franchise asset impairment charges were recorded in the accompanying consolidated statements of income. The carrying value of our franchise assets totaled approximately $64.3 million at December 31, 2019, and is included in other intangible assets, net in the accompanying consolidated balance sheets.

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
In the event a customer terminates a financing, insurance or extended service contract prior to the scheduled maturity date, we may be required to return a portion of the commission revenue originally recorded as income by Sonic to the third-party provider (known as a “chargeback”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100-basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2019 by approximately $3.2 million. Our estimate of chargebacks (approximately $32.0 million as of December 31, 2019) is influenced by the number of early contract termination events, such as vehicle repossessions, loan refinancing and early pay-offs. If these events become more or less common, the resulting impact would affect our future estimate for chargebacks and could have a material adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Insurance Reserves
We have various self-insured and high deductible casualty and other insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves throughout the year based on current information available. As of December 31, 2019, we estimated the ultimate liability under these programs to be between $21.8 million and $24.1 million, and had approximately $23.1 million reserved for

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves and our operating results, financial position and cash flows. These significant assumptions could include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings, current or projected changes in state laws or an assumed discount rate. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. Our actual loss experience has not been materially different from our recorded estimates.

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
As of December 31, 2019, we had accrued approximately $1.5 million in legal reserves. Although we vigorously defend ourselves in all legal proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business cannot be predicted with certainty.
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
At December 31, 2019, there were approximately $4.4 million in reserves that we had provided for these matters (including estimates related to possible interest and penalties) with approximately $0.5 million included in other accrued liabilities and approximately $3.9 million recorded in other long-term liabilities in the accompanying consolidated balance sheets. The effects on our consolidated financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.
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
As of December 31, 2019 and 2018, we had recorded a valuation allowance amount of approximately $7.8 million and $8.1 million, respectively, related to certain state net operating loss carryforward deferred tax assets as we determined that we

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
We make certain estimates, judgments and assumptions in the calculation of our provision for income taxes, in the resulting tax liabilities and in the recoverability of deferred tax assets. These estimates, judgments and assumptions are updated quarterly by our management based on available information and take into consideration estimated income taxes based on prior year income tax returns, changes in income tax law, our income tax strategies and other factors. If our management receives information which causes us to change our estimate of the year-end liability, the amount of expense or expense reduction required to be recorded in any particular quarter could be material to our operating results, financial position and cash flows.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the “FASB”) established ASC Topic 842, “Leases,” by issuing ASU 2016-02 (and subsequent amendments via ASU 2018-01, ASU 2018-10 and ASU 2018-11) in order to increase transparency and comparability among organizations by recognizing operating lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new lease standard was effective for us on January 1, 2019. Prior to adoption of the new lease standard, only leases classified as capital leases under ASC 840, “Leases,” were recorded in the consolidated balance sheets. Under ASC 842, “Leases,” we classify leases as either finance leases (formerly capital leases) or operating leases, and a right-of-use asset and lease liability are required to be recognized in the consolidated balance sheets for both finance and operating leases with a term longer than 12 months. The new lease standard required a modified retrospective transition approach and provides an optional transition method to either (1) record current existing leases as of the effective date; or (2) record leases existing as of the earliest comparative period presented in the financial statements by recasting comparative period financial statements. We adopted the new lease standard as of January 1, 2019 using the effective date as our date of application. As such, financial statement information and disclosures required under the new lease standard are not provided for dates and periods prior to January 1, 2019. The new lease standard provides for a number of optional practical expedients in transition, which include: (1) not requiring an entity to reassess prior conclusions about lease identification, lease classification or initial direct costs; (2) allowing an entity to use a portfolio approach for similar lease assets; (3) allowing an entity to elect an accounting policy to choose not to separate non-lease components of an agreement from lease components (by asset class); (4) allowing the use of hindsight in estimating lease term or assessing impairment of right-of-use assets; and (5) not requiring an entity to reassess prior conclusions about land easements. We elected all of the practical expedients permitted under the transition guidance within the new lease standard. The new lease standard also provides practical expedients for ongoing accounting. We elected the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify, we do not recognize right-of-use assets or lease liabilities. We have also elected the practical expedient that allows us not to separate non-lease components of an agreement from lease components (for certain asset classes). See Note 16, “Lease Accounting,” to the accompanying consolidated financial statements for further discussion on leases.
In August 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC Topic 815, “Derivatives and Hedging.” This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU did not materially impact our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows the reclassification of stranded tax effects, as a result of the Tax Cuts and Jobs Acts of 2017, from accumulated other comprehensive income to retained earnings. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU did not materially impact our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, “Compensation - Stock Compensation,” to include share-based payment transactions for acquiring goods and services from non-employees. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU did not materially impact our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaced the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. We adopted this ASU as of January 1, 2020 and the effects of the adoption of this ASU are not expected to materially impact our consolidated financial statements.

Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility, the indenture governing the 6.125% Notes and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2019, we had at least $259.9 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$29,103	$5,854
Availability under the 2016 Revolving Credit Facility	230,689	223,922
Availability under the 2019 Mortgage Facility	3,090	—
Availability under our used vehicle floor plan facilities	17,090	1,979
Total available liquidity resources	$279,972	$231,755

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
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2019, the 2016 Revolving Borrowing Base was approximately $245.3 million. As of December 31, 2019, we had no outstanding borrowings and approximately $14.6 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $230.7 million under the 2016 Revolving Credit Facility.
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
We agreed under the 2016 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on our Class A and Class B Common Stock so long as no event of default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2016 Credit Facilities.
5.0% Notes
On May 9, 2013, we issued $300.0 million in aggregate principal amount of unsecured 5.0% Senior Subordinated Notes due May 15, 2023 (the “5.0% Notes”). During the year ended December 31, 2016, we repurchased approximately $10.7 million of the 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto. On December 30, 2019, we repurchased all of the remaining 5.0% Notes outstanding, totaling approximately $289.3 million aggregate principal amount, using cash on hand, net proceeds from the disposition of several franchised dealerships and proceeds from borrowings under the 2019 Mortgage Facility. We paid approximately $295.9 million in cash, including an early redemption premium of 1.667% and accrued and unpaid interest, to extinguish the 5.0% Notes. In conjunction with the redemption of the 5.0% Notes, we recognized a loss on debt extinguishment of approximately $6.7 million, recorded in other income (expense), net in the accompanying consolidated statements of income. In addition, we recognized approximately $0.5 million of double-carry interest in interest expense, other, net in the accompanying consolidated statements of income for the period during which both the 5.0% Notes and the 2019 Mortgage Facility had outstanding balances. On December 30, 2019, after the repurchase of all of the outstanding 5.0% Notes, there were no notes outstanding under the indenture which governed the 5.0% Notes, and the indenture was discharged at that time.
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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of December 31, 2019.
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
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”).
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraisal value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of December 31, 2019, we had approximately $109.1 million of outstanding borrowings, resulting in total remaining borrowing availability of approximately $3.1 million under the 2019 Mortgage Facility.
Amounts outstanding under the 2019 Mortgage Facility bear interest at (i) a specified rate above LIBOR (as defined in the 2019 Mortgage Facility), ranging from 1.50% to 2.75% per annum according to a performance-based pricing grid determined by the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the 2019 Mortgage Facility) as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”); or (ii) a specified rate above the Base Rate (as defined in the 2019 Mortgage Facility), ranging from 0.50% to 1.75% per annum according to the Performance Grid. Interest on the 2019 Mortgage Facility is paid monthly in arrears calculated using the Base Rate plus the Applicable Rate (as defined in the 2019 Mortgage Facility) according to the Performance Grid. Repayment of principal is paid quarterly commencing on March 31, 2020 through September 30, 2024 at a rate of 2.5% of the aggregate initial principal amount. A balloon payment of the remaining balance will be due at the November 22, 2024 maturity date. Prior to the November 22, 2024 maturity date, the Company reserves the right to prepay the principal amount outstanding at any time without premium or penalty provided the prepayment amount exceeds $0.5 million.
The 2019 Mortgage Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other usual and customary covenants and default provisions. Specifically, the 2019 Mortgage Facility permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.10 per share so long as no Event of Default (as defined in the 2019 Mortgage Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2019 Mortgage Facility.
Mortgage Notes to Finance Companies
As of December 31, 2019, the weighted average interest rate of other mortgage notes, excluding the 2019 Mortgage Facility, was 4.36% and the total outstanding mortgage principal balance of these notes was approximately $355.9 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2020 and 2033.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Leases
The majority of our dealership properties are subject to long-term operating lease arrangements. These facility lease arrangements normally have 10- to 20-year initial terms with one or more five- to 10-year renewal options and do not contain provisions for contingent rent related to the dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Certain of these facility leases have payments that vary based on interest rates. See the table under the heading “Future Liquidity Outlook” below for our future minimum lease payment obligations, net of sublease proceeds. In 2019, the majority of these operating leases are recorded on the consolidated balance sheet in accordance with ASC 842.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime. The weighted average interest rate for our new and used floor plan facilities was 3.04% and 3.09% for 2019 and 2018, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $41.1 million and $41.7 million in manufacturer assistance in 2019 and 2018, respectively, and recognized in cost of sales approximately $41.5 million and $42.2 million in manufacturer assistance in 2019 and 2018, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.
Covenants and Default Provisions
Non-compliance with covenants, including a failure to make any payment when due, under the 2016 Credit Facilities, the 2019 Mortgage Facility, our floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”), operating lease agreements, mortgage notes to finance companies and the 6.125% Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under the 2016 Credit Facilities. A default under the 2016 Credit Facilities or the 2019 Mortgage Facility would constitute a default under the Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under the 2016 Credit Facilities, the 2019 Mortgage Facility and one or more of the Silo Floor Plan Facilities or certain other debt obligations would not result in a default under the 6.125% Notes unless our repayment obligations under the 2016 Credit Facilities, the 2019 Mortgage Facility and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of the Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2016 Credit Facilities and the 2019 Mortgage Facility include the following financial covenants:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2019 actual	1.11	1.60	3.21
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2019, the ratio was 5.57 to 1.00.
We were in compliance with all of the restrictive and financial covenants in all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2019. After giving effect to the applicable restrictions on the payment of dividends and certain other transactions under our debt agreements, as of December 31, 2019, we had at least $259.9 million of net income and retained earnings free of such restrictions. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for further discussion of the 2016 Credit Facilities.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisitions and Dispositions
During 2019, we did not acquire any businesses. We disposed of one luxury franchised dealership and nine mid-line import franchised dealerships in 2019, which generated net cash from dispositions of approximately $250.7 million. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.

Under the 2016 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is above specific amounts without the written consent of the Required Lenders (as defined in the 2016 Credit Facilities).
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
Capital expenditures for 2019 were approximately $125.6 million, including approximately $89.3 million related to our Franchised Dealerships Segment and approximately $36.3 million related to our EchoPark Segment, all of which was funded through cash flows from operations. Of this amount, approximately $79.5 million was related to facility construction projects, approximately $27.1 million was related to real estate acquisitions and approximately $19.0 million was for other fixed assets utilized in our dealership operations. As of December 31, 2019, commitments for facility construction projects totaled approximately $18.0 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During 2019, we repurchased approximately 0.2 million shares of our Class A Common Stock for approximately $2.4 million in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. As of December 31, 2019, our total remaining repurchase authorization was approximately $81.2 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2019, we had at least $259.9 million of net income and retained earnings free of such restrictions.
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
Dividends
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $0.40 per share during 2019. Subsequent to December 31, 2019, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.10 per share for stockholders of record on March 13, 2020 to be paid on April 15, 2020. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indenture governing the 6.125% Notes also contains restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2019, we had at least $259.9 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $170.9 million, $143.7 million and $162.9 million for 2019, 2018 and 2017, respectively. The provision of cash by operations for 2019 consisted primarily of net income (less non-cash items), an increase in notes payable - floor plan - trade and a decrease in receivables, offset partially by an increase in inventories. The provision of cash by operations for 2018 consisted primarily of net income (less non-cash items), an increase in notes payable - floor plan - trade and a decrease in receivables, offset partially by an increase in inventories. The provision of cash by operations for 2017 consisted primarily of net income (less non-cash items) and a decrease in inventories, offset partially by an increase in receivables and a decrease in notes payable - floor plan - trade.
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
Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
Net cash used in combined trade and non-trade floor plan financing was approximately $5.1 million and $12.6 million for 2019 and 2017, respectively. Net cash provided by combined trade and non-trade floor plan financing was approximately $20.7 million for 2018. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $136.2 million, $147.5 million and $196.6 million for 2019, 2018 and 2017, respectively.
Cash Flows from Investing Activities - Net cash provided by investing activities during 2019 was approximately $136.8 million. Net cash used in investing activities during 2018 and 2017 was approximately $15.3 million and $272.1 million, respectively. The provision of cash during 2019 was comprised primarily of proceeds from the sale of 10 franchised dealerships and proceeds from the sale of property and equipment, offset partially by purchases of land, property and equipment. The use of cash during 2018 was comprised primarily of purchases of land, property and equipment, offset partially by proceeds from the sale of seven franchised dealerships. The use of cash during 2017 was comprised primarily of purchases of land, property and equipment and the acquisition of one pre-owned vehicle store, offset partially by proceeds from the sale of three franchised dealerships.
The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships and the construction of EchoPark stores. During 2019, 2018 and 2017, we generated net proceeds from mortgage financing in the amount of approximately $109.1 million, $21.1 million and $52.5 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.
Cash Flows from Financing Activities - Net cash used in financing activities was approximately $284.4 million and $128.8 million for 2019 and 2018, respectively. Net cash provided by financing activities was approximately $112.5 million for 2017. For 2019, cash used in financing activities was comprised primarily of the extinguishment of the 5.0% Notes, scheduled principal payments and repayments of long-term debt and net repayments on notes payable - floor plan - non-trade, offset partially by proceeds from mortgage notes and the 2019 Mortgage Facility. For 2018, cash used in financing activities was comprised primarily of net repayments on revolving credit facilities, scheduled principal payments and repayments of long-term debt and repurchases of treasury stock, offset partially by proceeds from mortgage notes. For 2017, cash provided by financing activities was comprised primarily of proceeds from the issuance of the 6.125% Notes, net borrowings on notes payable - floor plan - non-trade and proceeds from mortgage notes, offset partially by the extinguishment of the 7.0% Notes, repurchases of treasury stock and scheduled principal payments and repayments of long-term debt.
Cash Flows from Discontinued Operations - The accompanying consolidated statements of cash flows include both continuing and discontinued operations. Net cash flows from operating activities associated with discontinued operations for 2019, 2018 and 2017 were not material to total cash flows.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
One factor that management uses to measure cash flow generation or use is Adjusted EBITDA, a non-GAAP financial measure, for each of our reportable segments. That measure is provided and reconciled to the nearest comparable GAAP financial measure in the table below:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$144,137				$51,650
Provision for income taxes				54,954				22,645
Income (loss) before taxes	$210,167	$(10,522)	$(554)	$199,091	$129,481	$(54,169)	$(1,017)	$74,295
Non-floor plan interest (1)	48,774	1,701	—	50,475	50,000	1,641	408	52,049
Depreciation & amortization (2)	85,093	10,553	—	95,646	88,857	7,795	—	96,652
Stock-based compensation expense	10,797	—	—	10,797	11,853	—	—	11,853
Loss (gain) on exit of leased dealerships	(170)	—	—	(170)	1,281	20	408	1,709
Asset impairment charges	1,101	19,667	—	20,768	27,931	1,583	—	29,514
Loss (gain) on debt extinguishment	6,690	—	—	6,690	—	—	—	—
Long-term compensation-related charges	—	—	—	—	—	32,522	—	32,522
Loss (gain) on franchise disposals	(74,812)	—	—	(74,812)	(39,307)	—	—	(39,307)
Adjusted EBITDA (3)	$287,640	$21,399	$(554)	$308,485	$270,096	$(10,608)	$(201)	$259,287
(1) Includes interest expense, other, net, in the accompanying consolidated statements of income, net of any amortization of debt issuance costs or net debt discount/premium included in (2) below.
(2) Includes the following line items from the accompanying consolidated statements of cash flows: depreciation and amortization of property and equipment; debt issuance cost amortization; and debt discount amortization, net of premium amortization.
(3) Adjusted EBITDA is a non-GAAP financial measure.

Future Liquidity Outlook
Our future contractual obligations are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(In thousands)
Floor plan facilities	$1,539,094	$—	$—	$—	$—	$—	$1,539,094
Long-term debt (1)	69,908	63,274	50,241	68,857	108,462	354,226	714,968
Letters of credit	14,636	—	—	—	—	—	14,636
Estimated interest payments on floor plan facilities (2)	6,967	—	—	—	—	—	6,967
Estimated interest payments on long-term debt (3)	33,529	31,032	28,719	26,007	23,096	42,544	184,927
Operating leases (net of sublease rentals)	64,577	58,093	51,337	49,689	44,012	215,240	482,948
Construction contracts	18,039	—	—	—	—	—	18,039
Other purchase obligations (4)	9,708	8,770	329	329	27	—	19,163
Liability for uncertain tax positions (5)	500	—	—	—	—	3,859	4,359
Total	$1,756,958	$161,169	$130,626	$144,882	$175,597	$615,869	$2,985,101
(1) Long-term debt amounts consist only of principal obligations.
(2) Floor plan facility balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2019 floor plan facility balance, the weighted average interest rate for the three months ended December 31, 2019 of 2.69% and the assumption that floor plan

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
balances at December 31, 2019 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.
(3) Estimated interest payments include receipts related to interest rate caps.
(4) Other purchase obligations include contracts for real estate purchases, office supplies, utilities, acquisition-related obligations and various other items or other services.
(5) Amount represents recorded liability, including interest and penalties, related to “Accounting for Uncertain Income Tax Positions” in the ASC. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 7, “Income Taxes,” to the accompanying consolidated financial statements.

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the 2016 Credit Facilities (or any replacements thereof), the 2019 Mortgage Facility, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
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
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of December 31, 2019, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $38.5 million. Future sublease payments expected to be received related to these lease payments were approximately $37.4 million at December 31, 2019.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $46.5 million at December 31, 2019. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2019.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at December 31, 2019. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2019 Mortgage Facility, the 2016 Revolving Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of outstanding cash flow hedge instruments was approximately $1.2 billion at December 31, 2019 and approximately $0.9 billion at December 31, 2018. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $16.4 million in 2019 and approximately $11.5 million in 2018. Of the total change in interest expense, approximately $14.1 million and $9.1 million in 2019 and 2018, respectively, would have resulted from our floor plan facilities.
In addition to our variable rate debt, as of December 31, 2019 and 2018, certain of our dealership lease facilities had monthly lease payments that fluctuated based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in 2019 and 2018 due to the leases containing LIBOR floors which were above the LIBOR rate during 2019 and 2018.
As of both December 31, 2019 and 2018, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of the interest rate cap agreements, interest rates reset monthly. The fair value of the interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying consolidated balance sheets. The fair value of the interest rate cap positions at December 31, 2018 was a net asset of approximately $4.8 million, with approximately $3.0 million included in other assets and approximately $1.8 million included in other current assets in the accompanying consolidated balance sheets. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1) Under these interest rate caps, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate. If this occurs, a net payment to us from the counterparty based on the spread between the receive rate and the cap rate will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of income.
(2) The one-month LIBOR rate was approximately 1.763% at December 31, 2019. These interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these interest rate caps are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive income.

SONIC AUTOMOTIVE, INC.
Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate caps are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total	Asset (Liability) Fair Value
	(In thousands)
Long-term debt:
Fixed rate maturities	$17,881	$13,389	$23,877	$21,062	$31,349	$336,977	$444,535
Fixed rate outstanding (1)	$444,535	$426,654	$413,265	$389,387	$368,325			$(457,212)
Average rate on fixed outstanding debt (1)	5.51%	5.56%	5.58%	5.63%	6.24%	5.75%
Variable rate maturities	$52,027	$49,885	$26,364	$47,795	$77,113	$17,249	$270,433
Variable rate outstanding (1)	$270,433	$218,407	$168,522	$142,159	$94,364			$(271,808)
Average rate on variable outstanding debt (1)	3.35%	3.29%	3.24%	3.21%	3.02%	4.66%
Cash flow hedge instruments:
Interest rate cap notional maturities	$562,500	$375,000	$250,000	$—	$—	$—
Interest rate cap notional outstanding (1)	$562,500	$375,000	$250,000	$—	$—	$—		$246
Average interest income rate on interest rate cap notional outstanding (1)	—%	—%	—%	—%	—%	N/A
(1) Based on amounts outstanding at January 1 of each respective period.
Foreign Currency Risk
We purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories in U.S. Dollars, our business is subject to foreign exchange rate risk that may influence automobile manufacturers’ ability to provide their products at competitive prices in the United States. To the extent that we cannot recapture this exchange rate volatility in prices charged to customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

SONIC AUTOMOTIVE, INC.
Item 8.  Financial Statements and Supplementary Data.
Our consolidated financial statements and the related notes begin on page F-3 herein.
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Our CEO and CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with U.S. GAAP.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.
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
There has been no change during the fourth quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.

SONIC AUTOMOTIVE, INC.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers” and is incorporated herein by reference. The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors,” “Delinquent Section 16(a) Reports” and “Additional Corporate Governance and Other Information - Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the definitive proxy statement (to be filed hereafter) for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”).
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
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance and Board of Directors - Director Independence,” “Corporate Governance and Board of Directors - Policies and Procedures for Review, Approval or Ratification of Transactions with Affiliates” and “Corporate Governance and Board of Directors - Transactions with Affiliates” in the Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this item is furnished by incorporation by reference to the information under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

SONIC AUTOMOTIVE, INC.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The exhibits and other documents filed as part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:
1.Financial Statements: Consolidated balance sheets as of December 31, 2019 and 2018; consolidated statements of income for the years ended December 31, 2019, 2018 and 2017; consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017; consolidated statements of stockholders’ equity for the years ended December 31, 2019, 2018 and 2017; and consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017.
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

4.1*	Description of Securities of Sonic Automotive, Inc.
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed October 17, 1997 (File No. 333-33295)).
4.3
Registration Rights Agreement, dated as of March 10, 2017, by and among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

4.4
Indenture, dated as of March 10, 2017, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).

4.5	Form of 6.125% Senior Subordinated Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 14, 2017 (File No. 001-13395)).
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

10.11*	Credit Agreement, dated as of November 22,2019, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent.
10.12*
Subsidiary Guaranty Agreement, dated as of November 22, 2019, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to PNC Bank, National Association, as administrative agent for the lenders.

10.13*	Form of Promissory Note, dated November 22, 2019, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Credit Agreement.
10.14
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

10.17
Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.18
Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.19
Sonic Automotive, Inc. Employee Stock Purchase Plan, amended and restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.20
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

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.22
First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.23
Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-13395)). (1)

10.24
Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.25
Fourth Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective April 1, 2018. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-13395)). (1)

10.26
Sonic Automotive, Inc. 2012 Stock Incentive Plan, amended and restated as of April 24, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 26, 2019 (File No. 001-13395)). (1)

10.27
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.28
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.29
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.30
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.31
Sonic Automotive, Inc. 2012 Stock Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for Retention Grant, dated May 6, 2015, between Sonic Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

10.32
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.33
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.34
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.35
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of April 18, 2017 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 6, 2017 (File No. 001-13395)). (1)

10.36
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.37
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.38	Director Compensation Policy (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-13395)). (1)
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

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.42
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

SONIC AUTOMOTIVE, INC.
February 21, 2020	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH	Executive Chairman and Director	February 21, 2020
O. Bruton Smith

/s/ DAVID BRUTON SMITH	Chief Executive Officer and Director	February 21, 2020
David Bruton Smith	(Principal Executive Officer)

/s/ JEFF DYKE	President and Director	February 21, 2020
Jeff Dyke

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 21, 2020
Heath R. Byrd	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM I. BELK	Director	February 21, 2020
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 21, 2020
William R. Brooks

/s/ VICTOR H. DOOLAN	Director	February 21, 2020
Victor H. Doolan

/s/ JOHN W. HARRIS III	Director	February 21, 2020
John W. Harris III

/s/ ROBERT HELLER	Director	February 21, 2020
Robert Heller

/s/ MARCUS G. SMITH	Director	February 21, 2020
Marcus G. Smith

/s/ R. EUGENE TAYLOR	Director	February 21, 2020
R. Eugene Taylor

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases and revenue as of January 1, 2018, due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the carrying value of goodwill for the EchoPark stores reporting unit
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company tests goodwill for impairment at least annually, or more frequently when events or circumstances indicate an impairment might have occurred. The goodwill balance as of December 31, 2019 was $476 million, of this amount, the goodwill balance for the EchoPark stores reporting unit was $60 million.
We identified the assessment of the carrying value of goodwill for the EchoPark stores reporting unit as a critical audit matter. Specifically, certain assumptions used to estimate the fair value of the EchoPark stores reporting unit required subjective and challenging auditor judgment as changes to the projected earnings, residual growth rate and the discount rate assumptions could have an effect on the assessment of the recoverability of the carrying value of goodwill.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair value of the EchoPark stores reporting unit, the related projected earnings, residual growth rate, and the discount rate. We performed sensitivity analyses over the projected earnings, residual growth rate and discount rate assumptions to assess their impact on the Company’s determination that the fair value of the EchoPark stores reporting unit exceeded its carrying value. We compared the Company’s projected earnings to actual results to assess the Company’s ability to accurately estimate projected earnings. We also involved a valuation professional with specialized skill and knowledge who assisted in:
•evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data;
•evaluating the Company’s residual growth rate for EchoPark stores, including an evaluation of relevant industry data; and
•developing an independent estimate of the EchoPark stores reporting unit’s fair value using the reporting unit’s cash flow projections and an independently developed discount rate; and comparing the results of our estimate of the fair value to the Company’s fair value estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Charlotte, North Carolina
February 21, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Sonic Automotive, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Charlotte, North Carolina
February 21, 2020

SONIC AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$29,103	$5,854
Receivables, net	432,742	438,186
Inventories	1,517,875	1,528,461
Other current assets	37,890	20,886
Total current assets	2,017,610	1,993,387
Property and Equipment, net	1,097,247	1,178,489
Goodwill	475,791	509,592
Other Intangible Assets, net	64,300	69,705
Operating Right-of-Use Lease Assets	337,842	—
Finance Right-of-Use Lease Assets	34,691	—
Other Assets	43,554	45,634
Total Assets	$4,071,035	$3,796,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$860,871	$821,074
Notes payable - floor plan - non-trade	678,223	712,966
Trade accounts payable	135,217	114,263
Operating short-term lease liabilities	43,332	—
Finance short-term lease liabilities	1,564	—
Accrued interest	10,830	13,417
Other accrued liabilities	266,211	257,823
Current maturities of long-term debt	69,908	26,304
Total current liabilities	2,066,156	1,945,847
Long-Term Debt	636,978	918,779
Other Long-Term Liabilities	73,746	75,887
Operating Long-Term Lease Liabilities	304,151	—
Finance Long-Term Lease Liabilities	36,313	—
Deferred Income Taxes	8,927	33,178
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 64,733,667 shares issued and 31,105,000 shares outstanding at December 31, 2019; 64,197,385 shares issued and 30,721,226 shares outstanding at December 31, 2018	647	642
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2019 and 2018	121	121
Paid-in capital	755,904	745,052
Retained earnings	790,158	670,691
Accumulated other comprehensive income (loss)	(2,062)	4,233
Treasury stock, at cost; 33,628,667 Class A Common Stock shares held at December 31, 2019 and 33,476,159 Class A Common Stock shares held at December 31, 2018	(600,004)	(597,623)
Total Stockholders’ Equity	944,764	823,116
Total Liabilities and Stockholders’ Equity	$4,071,035	$3,796,807
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$4,889,171	$4,974,097	$5,295,051
Used vehicles	3,489,972	2,973,498	2,622,053
Wholesale vehicles	202,946	217,625	171,064
Total vehicles	8,582,089	8,165,220	8,088,168
Parts, service and collision repair	1,395,303	1,380,887	1,416,010
Finance, insurance and other, net	476,951	405,523	363,030
Total revenues	10,454,343	9,951,630	9,867,208
Cost of Sales:
New vehicles	(4,656,084)	(4,732,595)	(5,030,125)
Used vehicles	(3,342,576)	(2,830,510)	(2,467,150)
Wholesale vehicles	(207,378)	(228,874)	(179,778)
Total vehicles	(8,206,038)	(7,791,979)	(7,677,053)
Parts, service and collision repair	(727,288)	(713,526)	(732,479)
Total cost of sales	(8,933,326)	(8,505,505)	(8,409,532)
Gross profit	1,521,017	1,446,125	1,457,676
Selling, general and administrative expenses	(1,099,374)	(1,145,325)	(1,147,773)
Impairment charges	(20,768)	(29,514)	(9,394)
Depreciation and amortization	(93,169)	(93,623)	(88,944)
Operating income (loss)	307,706	177,663	211,565
Other income (expense):
Interest expense, floor plan	(48,519)	(48,398)	(36,395)
Interest expense, other, net	(52,953)	(54,059)	(52,524)
Other income (expense), net	(6,589)	106	(14,522)
Total other income (expense)	(108,061)	(102,351)	(103,441)
Income (loss) from continuing operations before taxes	199,645	75,312	108,124
Provision for income taxes for continuing operations - benefit (expense)	(55,108)	(22,922)	(13,971)
Income (loss) from continuing operations	144,537	52,390	94,153
Discontinued operations:
Income (loss) from discontinued operations before taxes	(554)	(1,017)	(1,942)
Provision for income taxes for discontinued operations - benefit (expense)	154	277	772
Income (loss) from discontinued operations	(400)	(740)	(1,170)
Net income (loss)	$144,137	$51,650	$92,983
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$3.36	$1.23	$2.14
Earnings (loss) per share from discontinued operations	(0.01)	(0.02)	(0.03)
Earnings (loss) per common share	$3.35	$1.21	$2.11
Weighted average common shares outstanding	43,016	42,708	43,997
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$3.31	$1.22	$2.12
Earnings (loss) per share from discontinued operations	(0.01)	(0.02)	(0.03)
Earnings (loss) per common share	$3.30	$1.20	$2.09
Weighted average common shares outstanding	43,710	42,950	44,358

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income (loss)	$144,137	$51,650	$92,983
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and rate cap agreements	(3,819)	2,173	6,186
Amortization of terminated interest rate swap agreements	(2,484)	(429)	—
Pension actuarial income (loss)	(2,670)	2,368	(429)
Total other comprehensive income (loss) before taxes	(8,973)	4,112	5,757
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	2,678	(1,186)	(2,188)
Other comprehensive income (loss)	(6,295)	2,926	3,569
Comprehensive income (loss)	$137,842	$54,576	$96,552

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2016	62,967	$630	(30,263)	$(536,166)	12,029	$121	$721,695	$541,146	$(2,262)	$725,164
Shares awarded under stock compensation plans	490	5	—	—	—	—	40	—	—	45
Purchases of treasury stock	—	—	(2,027)	(37,347)	—	—	—	—	—	(37,347)
Effect of cash flow hedge instruments, net of tax expense of $2,351	—	—	—	—	—	—	—	—	3,835	3,835
Pension actuarial income, net of tax benefit of $163	—	—	—	—	—	—	—	—	(266)	(266)
Restricted stock amortization	—	—	—	—	—	—	11,119	—	—	11,119
Net income (loss)	—	—	—	—	—	—	—	92,983	—	92,983
Class A dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(6,367)	—	(6,367)
Class B dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(2,406)	—	(2,406)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	740	7	—	—	—	—	345	—	—	352
Purchases of treasury stock	—	—	(1,186)	(24,110)	—	—	—	—	—	(24,110)
Effect of cash flow hedge instruments, net of tax expense of $460	—	—	—	—	—	—	—	—	1,284	1,284
Pension actuarial income, net of tax expense of $726	—	—	—	—	—	—	—	—	1,642	1,642
Restricted stock amortization	—	—	—	—	—	—	11,853	—	—	11,853
Net income (loss)	—	—	—	—	—	—	—	51,650	—	51,650
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	3,918	—	3,918
Class A dividends declared ($0.24 per share)	—	—	—	—	—	—	—	(7,346)	—	(7,346)
Class B dividends declared ($0.24 per share)	—	—	—	—	—	—	—	(2,887)	—	(2,887)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
Shares awarded under stock compensation plans	537	5	—	—	—	—	55	—	—	60
Purchases of treasury stock	—	—	(153)	(2,381)	—	—	—	—	—	(2,381)
Effect of cash flow hedge instruments, net of tax benefit of $1,944	—	—	—	—	—	—	—	—	(4,359)	(4,359)
Pension actuarial income, net of tax benefit of $734	—	—	—	—	—	—	—	—	(1,936)	(1,936)
Restricted stock amortization	—	—	—	—	—	—	10,797	—	—	10,797
Net income (loss)	—	—	—	—	—	—	—	144,137	—	144,137
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	(7,428)	—	(7,428)
Class A dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(12,430)	—	(12,430)
Class B dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(4,812)	—	(4,812)
Balance at December 31, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$755,904	$790,158	$(2,062)	$944,764

(1) See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for further discussion of the effects of adoption of new accounting pronouncements.

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$144,137	$51,650	$92,983
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	89,949	93,617	88,938
Provision for bad debt expense	522	531	748
Other amortization	5	617	649
Debt issuance cost amortization	2,478	2,418	2,383
Debt discount amortization, net of premium amortization	—	—	157
Stock-based compensation expense	10,797	11,853	11,119
Deferred income taxes	(20,845)	(20,606)	(27,760)
Net distributions from equity investee	(101)	(225)	(138)
Asset impairment charges	20,768	29,514	9,394
Loss (gain) on disposal of dealerships and property and equipment	(75,318)	(43,164)	(10,194)
Loss (gain) on exit of leased dealerships	(170)	1,709	2,157
Loss (gain) on retirement of debt	6,690	—	14,607
Changes in assets and liabilities that relate to operations:
Receivables	4,652	50,351	(52,989)
Inventories	(78,523)	(78,701)	57,250
Other assets	47,472	11,288	3,266
Notes payable - floor plan - trade	39,797	16,836	(46,299)
Trade accounts payable and other liabilities	(21,396)	15,987	16,612
Total adjustments	26,777	92,025	69,900
Net cash provided by (used in) operating activities	170,914	143,675	162,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	—	—	(76,610)
Purchases of land, property and equipment	(125,576)	(163,619)	(234,245)
Proceeds from sales of property and equipment	10,841	19,554	596
Proceeds from sales of dealerships	250,711	128,734	38,150
Proceeds from company-owned life insurance	805	—	—
Net cash provided by (used in) investing activities	136,781	(15,331)	(272,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(34,743)	3,868	33,745
Borrowings on revolving credit facilities	482,488	918,967	327,070
Repayments on revolving credit facilities	(482,488)	(993,967)	(252,070)
Proceeds from issuance of long-term debt	109,088	21,072	302,483
Debt issuance costs	(1,427)	(144)	(4,855)
Principal payments and repurchase of long-term debt	(40,274)	(45,053)	(36,836)
Repurchase of debt securities	(294,095)	—	(210,914)
Reduction of finance lease liabilities	(5,181)	—	—
Purchases of treasury stock	(2,381)	(24,110)	(37,347)
Issuance of shares under stock compensation plans	60	352	45
Dividends paid	(15,493)	(9,827)	(8,851)
Net cash provided by (used in) financing activities	(284,446)	(128,842)	112,470
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,249	(498)	3,244
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,854	6,352	3,108
CASH AND CASH EQUIVALENTS, END OF YEAR	$29,103	$5,854	$6,352
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Effect of cash flow hedge instruments (net of tax benefit of $1,944 in the year ended December 31, 2019 and net of tax expense of $460 and $2,351 in the years ended December 31, 2018 and 2017, respectively)	$(4,359)	$1,284	$3,835
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$104,204	$98,126	$89,525
Income taxes	$72,752	$35,217	$42,907

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business - Sonic Automotive, Inc. (“Sonic,” the “Company,” “we,” “us” or “our”) is one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2019: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2019, we operated 86 stores in the Franchised Dealerships Segment and nine stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 99 new vehicle franchises (representing 21 different brands of cars and light trucks) and 15 collision repair centers in 12 states.
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
Recent Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) 842, “Leases,” by issuing Accounting Standards Update (“ASU”) 2016-02 (and subsequent amendments via ASU 2018-01, ASU 2018-10 and ASU 2018-11) in order to increase transparency and comparability among organizations by recognizing operating lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new lease standard was effective for us on January 1, 2019. Prior to adoption of the new lease standard, only leases classified as capital leases under ASC Topic 840, “Leases,” were recorded in the consolidated balance sheets. Under ASC 842, “Leases,” we classify leases as either finance leases (formerly capital leases) or operating leases, and a right-of-use asset and lease liability are required to be recognized in the consolidated balance sheets for both finance and operating leases with a term longer than 12 months. The new lease standard required a modified retrospective transition approach and provides an optional transition method to either (1) record current existing leases as of the effective date; or (2) record leases existing as of the earliest comparative period presented in the financial statements by recasting comparative period financial statements. We adopted the new lease standard as of January 1, 2019 using the effective date as our date of application. As such, financial statement information and disclosures required under the new lease standard are not provided for dates and periods prior to January 1, 2019. The new lease standard provides for a number of optional practical expedients in transition, which include: (1) not requiring an entity to reassess prior conclusions about lease identification, lease classification or initial direct costs; (2) allowing an entity to use a portfolio approach for similar lease assets; (3) allowing an entity to elect an accounting policy to choose not to separate non-lease components of an agreement from lease components (by asset class); (4) allowing the use of hindsight in estimating lease term or assessing impairment of right-of-use assets; and (5) not requiring an entity to reassess prior conclusions about land easements. We elected all of the practical expedients permitted under the transition guidance within the new lease standard. The new lease standard also provides practical expedients for ongoing accounting. We elected the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify, we do not recognize right-of-use assets or lease liabilities and recognize the expense related to the short-term leases on a straight-line basis over the lease term and any variable lease payments in the period in which the obligation for those payments is incurred. We have also elected the practical expedient that allows us not to separate non-lease components of an agreement from lease components (for certain non-real estate assets). See Note 16, “Leases,” for further discussion on leases.
In August 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC Topic 815, “Derivatives and Hedging.” This ASU expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU did not materially impact our consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2018, the FASB issued ASU 2018-02, which allows the reclassification of stranded tax effects, as a result of the Tax Cuts and Jobs Acts of 2017 (the “Tax Act”), from accumulated other comprehensive income to retained earnings. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU did not materially impact our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, “Compensation - Stock Compensation,” to include share-based payment transactions for acquiring goods and services from non-employees. For public companies, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU did not materially impact our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaced the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. We adopted this ASU as of January 1, 2020 and the effects of this ASU are not expected to materially impact our consolidated financial statements.
Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the accompanying consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, particularly related to allowance for credit loss, realization of inventory values, intangible asset and deferred tax asset values, reserves for tax contingencies and legal matters, reserves for future commission revenue to be returned to the third-party provider for early termination of customer contracts (“chargebacks”), estimates of certain retrospective finance and insurance revenue, results reported as continuing and discontinued operations, insurance reserves, lease exit accruals and certain accrued expenses.
Cash and Cash Equivalents - We classify cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents. In the event that we are in a book overdraft cash position as of a reporting date, the book overdraft position is reclassified from cash and cash equivalents to trade accounts payable in the consolidated balance sheets and is reflected as activity in trade accounts payable and other liabilities in the consolidated statements of cash flows. We were not in a book overdraft position as of December 31, 2019 or 2018.
Revenue Recognition - As of January 1, 2018, we adopted ASC Topic 606 (ASC 606), “Revenue from Contracts with Customers.” Under this standard, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard applies a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract(s); (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract(s); and (5) recognizing revenue as the performance obligation(s) are satisfied. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We do not include the cost of obtaining contracts within the related revenue streams since we elected the practical expedient to expense the costs to obtain a contract when incurred. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The cumulative effect of the adjustments to our December 31, 2018 consolidated statements of income and January 1, 2018 consolidated balance sheet for the adoption of ASC Topic 606 was as follows:

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
(1) Receivables, net in the accompanying consolidated balance sheet as of December 31, 2018 includes approximately $4.7 million related to work in process and a contract asset of approximately $5.4 million related to F&I retro revenues. Changes in contract assets from January 1, 2018 to December 31, 2018 were primarily due to ordinary business activity.
Management has evaluated our established business processes, revenue transaction streams and accounting policies, and identified our material revenue streams to be: (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service, warranty and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred, or over time as the maintenance and repair services are performed. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s). Upon adoption, we changed the timing of revenue recognition related to: (1) service and collision repair orders that are incomplete as of a reporting date (“work in process”) and (2) certain retrospective finance and insurance revenue earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”). We previously recognized work in process when the service was completed and recognized F&I retro revenues at the amount that would be due at each reporting date based on the performance of the portfolio at such date, which results in the acceleration of revenue recognition. Under ASC 606, work in process revenues are recognized over time based on the completed work to date. Under ASC 606, F&I retro revenues are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data, which results in the acceleration of revenue recognition. F&I retro revenues, which represent variable consideration, subject to constraint, are to be included in the transaction price and recognized when or as the performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We record revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered. Conditions for completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.
Receivables, net in the accompanying consolidated balance sheet as of December 31, 2019 include approximately $5.1 million related to work in process and a contract asset of approximately $12.9 million related to F&I retro revenues included in receivables, net on the accompanying consolidated balance sheets.
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
As of December 31, 2019 and 2018, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were approximately $32.0 million and $25.8 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
Floor Plan Assistance - We receive floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of our new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales were approximately $41.5 million, $42.2 million and $45.3 million for 2019, 2018 and 2017, respectively.
Contracts in Transit - Contracts in transit represent customer finance contracts evidencing loans or lease agreements between us, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given us initial, non-binding approval to assume our position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within 10 days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to us. Contracts in transit are included in receivables, net on the accompanying consolidated balance sheets and totaled approximately $230.9 million and $227.8 million at December 31, 2019 and 2018, respectively.
Accounts Receivable - In addition to contracts in transit, our accounts receivable primarily consists of amounts due from automobile manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We evaluate receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The recorded allowance for doubtful accounts receivable was not significant at December 31, 2019 and 2018.
Inventories - Inventories of new vehicles, recorded net of manufacturer credits, and used vehicles, including demonstrators, are stated at the lower of specific cost or net realizable value. Inventories of parts and accessories are accounted for using the “first-in, first-out” (“FIFO”) method of inventory accounting and are stated at the lower of FIFO cost or net realizable value. Other inventories are primarily service loaner vehicles and, to a lesser extent, vehicle chassis, other supplies and capitalized customer work-in-progress (open customer vehicle repair orders). Other inventories are stated at the lower of specific cost (depreciated cost for service loaner vehicles) or net realizable value.
We assess the valuation of all of our vehicle and parts inventories and maintain a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles, service loaners and parts inventory, we consider recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within our network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within our network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves were not significant at December 31, 2019 and 2018.
Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the estimated useful life or the remaining available lease term. The available lease term includes renewal options if the exercise of a renewal option has been determined to be reasonably assured.
The range of estimated useful lives is as follows:

Leasehold, buildings and land improvements	10-30 years
Furniture, fixtures and equipment	3-10 years
We review the carrying value of property and equipment and other long-term assets (including related right-of-use assets for leased properties, but excluding goodwill and franchise assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, we compare the carrying amount of the asset to the estimated undiscounted cash flows related to that asset. We conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If we determine an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, we determine fair value by using a discounted cash flow model. See Note 4, “Property and Equipment,” for a discussion of impairment charges.
Derivative Instruments and Hedging Activities - We utilize derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2019, we utilized interest rate cap agreements to limit our exposure to increases in London InterBank Offered Rate (“LIBOR”) rates above certain levels. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.
Goodwill - Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets. In accordance with “Intangibles - Goodwill and Other” in the ASC, we test goodwill for impairment at least annually (as of October 1 of each year), or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.
For purposes of goodwill impairment testing, we have two reporting units, which consist of: (1) our traditional franchised dealerships and (2) our EchoPark stores. The carrying value of our goodwill totaled approximately $475.8 million at December 31, 2019, $415.8 million of which was related to our franchised dealerships reporting unit and $60.0 million of which was related to our EchoPark reporting unit. For each reporting unit, we utilized the Discounted Cash Flows (“DCF”) method to estimate its enterprise value as of October 1, 2019. The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs) and residual growth rates. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to record goodwill impairment.
Based on the results of our quantitative test as of October 1, 2019, each reporting unit’s fair value exceeded its carrying value. As a result, we were not required to record goodwill impairment for either of our reporting units. See Note 5, “Intangible Assets and Goodwill,” for further discussion of goodwill.
Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. We classify franchise and dealer agreements as indefinite lived intangible assets as it has been our experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, we believe that our franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired on or after July 1, 2001 have been included in other intangible assets, net on the accompanying consolidated balance sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying consolidated balance sheets. In accordance with “Intangibles - Goodwill and Other” in the ASC, we evaluate other intangible assets for impairment annually (as of October 1 each year) or more frequently if indications of impairment exist.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We utilized a DCF model to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our DCF model include projected revenue, projected operating margin, a discount rate (and estimates in the discount rate inputs) and residual growth rates. In projecting the franchises’ revenue and growth rates, we developed many assumptions which may include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Our expectation of revenue growth is in part driven by our estimates of new vehicle industry sales volume in future periods. We believe the historic and projected industry sales volume is a good general indicator of growth or contraction in the retail automotive industry.
Based on the October 1, 2019 impairment test, we determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all of our franchises, resulting in no franchise asset impairment charges during 2019. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.
Insurance Reserves - We have various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2019 and 2018, we had approximately $23.1 million and $22.9 million, respectively, reserved for such programs.
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
From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The tax position is measured at the largest amount of benefit that is likely to be realized upon ultimate settlement. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. See Note 7, “Income Taxes,” for further discussion of our uncertain tax positions.
Concentrations of Credit and Business Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to receivables from automobile manufacturers, totaling approximately $94.8 million and $93.8 million at December 31, 2019 and 2018, respectively, and receivables from financial institutions (which include manufacturer-affiliated finance companies and commercial banks), totaling approximately $258.7 million at December 31, 2019 and 2018. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.
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
Financial Instruments and Market Risks - As of December 31, 2019 and 2018, the fair values of our financial instruments including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximated their carrying values due either to

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of our fixed rate long-term debt and other financial instruments.
We have variable rate notes payable - floor plan, revolving credit facilities, a mortgage facility and other variable rate notes that expose us to risks caused by fluctuations in the underlying interest rates. The counterparties to our interest rate cap agreements are large financial institutions, however, we could be exposed to loss in the event of non-performance by any of these counterparties. See further discussion in Note 6, “Long-Term Debt.”
Advertising - We expense advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $60.8 million, $63.1 million and $61.6 million for 2019, 2018 and 2017, respectively, and is classified in selling, general and administrative expenses in the accompanying consolidated statements of income.
We have cooperative advertising reimbursement agreements with certain automobile manufacturers we represent. These agreements require us to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not we would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $25.3 million, $26.7 million and $26.0 million for 2019, 2018 and 2017, respectively.
Segment Information - We have determined we have two reportable segments: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment, for purposes of reporting financial condition and results of operations. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products. The EchoPark Segment is comprised of pre-owned vehicle specialty retail locations that provide customers an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us.
Earnings Per Share - The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).
2. Business Acquisitions and Dispositions
Acquisitions
We did not acquire any businesses during 2019 or 2018. We opened one new EchoPark store in California during 2019 and opened one manufacturer-awarded luxury franchised dealership and three new EchoPark stores in 2018. We acquired one pre-owned business (that was subsequently converted to an EchoPark store) for approximately $76.6 million during 2017. Acquisitions are included in the consolidated financial statements from the date of acquisition.
Dispositions
We disposed of one luxury franchised dealership and nine mid-line import franchised dealerships in 2019, which generated net cash from dispositions of approximately $250.7 million. We disposed of two luxury franchised dealerships and five mid-line import franchised dealerships in 2018, which generated net cash from dispositions of approximately $128.7 million. Additionally, we terminated one luxury franchised dealership and ceased operations at a previously acquired pre-owned store in Florida and four stores in our EchoPark Segment in 2018. We disposed of one domestic franchised dealership and two mid-line import franchised dealerships in 2017, which generated net cash from dispositions of approximately $38.2 million. In conjunction with dealership dispositions, we have agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not have been known at the time of sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.
Prior to our adoption of ASU 2014-08 beginning with our Quarterly Report on Form 10-Q for the period ended June 30, 2014, individual dealership franchises sold, terminated or classified as held for sale were reported as discontinued operations. The results of operations of these dealership franchises sold or terminated on or prior to March 31, 2014 are reported as discontinued operations for all periods presented. Dealership franchises sold after March 31, 2014 have not been reclassified to discontinued operations since they did not meet the criteria in ASU 2014-08.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income (loss) from operations and lease exit accrual adjustments and charges associated with disposed dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income (loss) from operations before taxes	$(554)	$(610)	$(735)
Lease exit accrual adjustments and charges	—	(407)	(1,207)
Income (loss) from discontinued operations before taxes	$(554)	$(1,017)	$(1,942)
Revenues and other operating results associated with disposed dealerships that remain in continuing operations were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income (loss) from operations before taxes and items below	$3,154	$(4,313)	$(736)
Gain (loss) on disposal of dealerships (1)	76,461	39,307	9,974
Lease exit accrual adjustments and charges	170	210	(1,207)
Impairment charges	—	(4,180)	(318)
Income (loss) before taxes	$79,785	$31,024	$7,713
Total revenues	$307,849	$783,275	$1,140,514
(1) Included in selling, general and administrative expenses in the accompanying consolidated statements of income.
In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2019, we did not have any franchises classified as held for sale; however, in the future, we may sell franchises that are not currently held for sale.
3. Inventories and Related Notes Payable - Floor Plan
Inventories consist of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
New vehicles	$983,123	$1,027,727
Used vehicles	319,791	293,179
Service loaners	152,278	141,542
Parts, accessories and other	62,683	66,013
Net inventories	$1,517,875	$1,528,461
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with either a syndicate of financial institutions and manufacturer-affiliated finance companies or directly with individual manufacturer-affiliated finance companies and other lending institutions. The new and used vehicle floor plan facilities bear interest at variable rates based on either LIBOR or prime rates, depending on the lender arrangement. The weighted average interest rate for our new vehicle floor plan facilities was 3.03%, 3.10% and 2.37% for 2019, 2018 and 2017, respectively. Our floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and charged against cost of sales when the associated inventory is sold. For 2019, 2018 and 2017, we recognized a reduction in cost of sales of approximately $41.5 million, $42.2 million and $45.3 million, respectively, related to manufacturer floor plan assistance.
The weighted average interest rate for our used vehicle floor plan facilities was 3.10%, 2.98% and 2.61% for 2019, 2018 and 2017, respectively.
The new and used vehicle floor plan facilities are collateralized by vehicle inventory and other assets, excluding goodwill and other intangible assets, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all of these restrictive covenants as of December 31, 2019.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Land	$373,301	$381,527
Building and improvements (1)	969,609	989,872
Furniture, fixtures and equipment	346,260	330,149
Construction in progress	50,928	59,523
Total, at cost	1,740,098	1,761,071
Less accumulated depreciation	(616,611)	(575,720)
Subtotal	1,123,487	1,185,351
Less assets held for sale (2)	(26,240)	(6,862)
Property and equipment, net	$1,097,247	$1,178,489
(1) As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing capital lease assets have been reclassified from property and equipment, net to financing - right-of- use assets in the accompanying consolidated balance sheet as of December 31, 2019.
(2) Classified in other current assets in the accompanying consolidated balance sheets.
Interest capitalized in conjunction with construction projects and software development was approximately $1.6 million, $1.5 million and $2.2 million for 2019, 2018 and 2017, respectively. As of December 31, 2019, commitments for facility construction projects totaled approximately $18.0 million.
During 2019, 2018 and 2017, property and equipment impairment charges were recorded as noted in the following table:

	Franchised Dealerships Segment	EchoPark Segment	Consolidated
Year Ended December 31,	(In thousands)
2019	$1,101	$19,667	$20,768
2018	$25,832	$1,582	$27,414
2017	$3,890	$1,004	$4,894
Impairment charges were due to the fair value adjustments of long-lived assets held for sale related to real estate at former EchoPark locations, the abandonment of certain internally developed software applications, the abandonment and disposal of dealership equipment or our estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.
5. Intangible Assets and Goodwill
The changes in the carrying amount of franchise assets and goodwill for 2019 and 2018 were as follows:

	Franchise Assets	Net Goodwill
	(In thousands)
Balance at December 31, 2017	$69,900	$525,780	(1)
Reductions from dispositions	(2,100)	(16,188)
Reductions from impairment	(2,100)	—
Balance at December 31, 2018	$65,700	$509,592	(1)
Reductions from dispositions	(1,400)	(33,801)
Balance at December 31, 2019	$64,300	$475,791	(1)
(1) Net of accumulated impairment losses of $797.6 million.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets
Other intangible assets consist of franchise assets and definite life intangible assets, and are presented net of accumulated amortization on the accompanying consolidated balance sheets. Pursuant to applicable accounting pronouncements, we evaluate our franchise assets and definite life intangible assets for impairment annually (as of October 1 of each year) or more frequently if indications of impairment exist. There were no franchise asset impairment charges for 2019 and $2.1 million for 2018, which was recorded in continuing operations based on the impairment evaluations performed. As discussed below in Note 16, “Leases,” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing definite life intangible assets have been reclassified from other intangible assets, net to right-of-use assets in the accompanying consolidated balance sheet as of December 31, 2019.
6. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$—
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	—	289,273
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
2019 Mortgage Facility (2)	109,088	—
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	194,535	215,196
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	161,345	180,959
Other	—	20,589
Subtotal	714,968	956,017
Debt issuance costs	(8,082)	(10,934)
Total debt	706,886	945,083
Less current maturities	(69,908)	(26,304)
Long-term debt	$636,978	$918,779

(1) The interest rate on the 2016 Revolving Credit Facility (as defined below) was 150 and 250 basis points above LIBOR at December 31, 2019 and 2018, respectively.
(2) The interest rate on the 2019 Mortgage Facility (as defined below) was 200 basis points above LIBOR at December 31, 2019.

Future maturities of long-term debt are as follows:

Principal
Year Ending December 31,	(In thousands)
2020	$69,908
2021	63,274
2022	50,241
2023	68,857
2024	108,462
Thereafter	354,226
Total	$714,968

2016 Credit Facilities
On November 30, 2016, we entered into an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2016 Floor Plan Facilities” and, together with the 2016 Revolving Credit Facility, the “2016 Credit Facilities”), which are scheduled

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to mature on November 30, 2021. The amendment and restatement of the 2016 Credit Facilities extended the scheduled maturity date, increased availability under the 2016 Revolving Credit Facility by $25.0 million and increased availability under the 2016 Floor Plan Facilities by $215.0 million, among other things.
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. Based on balances as of December 31, 2019, the 2016 Revolving Borrowing Base was approximately $245.3 million. As of December 31, 2019, we had no outstanding borrowings and approximately $14.6 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $230.7 million under the 2016 Revolving Credit Facility.
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
We agreed under the 2016 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on our Class A and Class B Common Stock so long as no event of default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2016 Credit Facilities.
5.0% Notes
On May 9, 2013, we issued $300.0 million in aggregate principal amount of unsecured 5.0% Senior Subordinated Notes due May 15, 2023 ("the 5% Notes"). During the year ended December 31, 2016, we repurchased approximately $10.7 million of the 5.0% Notes for approximately $10.6 million in cash, plus accrued and unpaid interest related thereto. On December 30, 2019, we repurchased all of the remaining 5.0% Notes outstanding, totaling approximately $289.3 million aggregate principal amount, using cash on hand, net proceeds from the disposition of several franchised dealerships and proceeds from borrowings under the 2019 Mortgage Facility. We paid approximately $295.9 million in cash, including an early redemption premium of 1.667% and accrued and unpaid interest, to extinguish the 5.0% Notes. In conjunction with the redemption of the 5.0% Notes, we recognized a loss on debt extinguishment of approximately $6.7 million, recorded in other income (expense), net in the accompanying consolidated statements of income. In addition, we recognized approximately $0.5 million of double-carry interest in interest expense, other, net in the accompanying consolidated statements of income for the period during which both the 5.0% Notes and the 2019 Mortgage Facility had outstanding balances. On December 30, 2019, after the repurchase of all of the outstanding 5.0% Notes, there were no notes outstanding under the indenture which governed the 5.0% Notes, and the indenture was discharged at that time.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of December 31, 2019.
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
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”).
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraisal value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of December 31, 2019, we had approximately $109.1 million of outstanding borrowings, resulting in total remaining borrowing availability of approximately $3.1 million under the 2019 Mortgage Facility.
Amounts outstanding under the 2019 Mortgage Facility bear interest at (i) a specified rate above LIBOR (as defined in the 2019 Mortgage Facility), ranging from 1.50% to 2.75% per annum according to a performance-based pricing grid determined by the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the 2019 Mortgage Facility) as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”); or (ii) a specified rate above the Base Rate (as defined in the 2019 Mortgage Facility), ranging from 0.50% to 1.75% per annum according to the Performance Grid. Interest on the 2019 Mortgage Facility is paid monthly in arrears calculated using the Base Rate plus the Applicable Rate (as defined in the 2019 Mortgage Facility) according to the Performance Grid. Repayment of principal is paid quarterly commencing on March 31, 2020 through September 30, 2024 at a rate of 2.50% of the aggregate initial principal amount. A balloon payment of the remaining balance will be due at the November 22, 2024 maturity date. Prior to the November 22, 2024 maturity date, the Company reserves the right to prepay the principal amount outstanding at any time without premium or penalty provided the prepayment amount exceeds $0.5 million.
The 2019 Mortgage Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other usual and customary covenants and default provisions. Specifically, the 2019 Mortgage Facility permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.10 per share so long as no Event of Default (as defined in the 2019 Mortgage Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2019 Mortgage Facility.
Mortgage Notes to Finance Companies
As of December 31, 2019, the weighted average interest rate of other mortgage notes, excluding the 2019 Mortgage Facility, was 4.36% and the total outstanding mortgage principal balance of these notes was approximately $355.9 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2020 and 2033.
Covenants
We agreed under the 2016 Credit Facilities and the 2019 Mortgage Facility not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the 2016 Credit Facilities and the 2019 Mortgage Facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities and the 2019 Mortgage Facility contain certain negative covenants, including covenants which could restrict or prohibit our indebtedness, liens, payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other usual and customary covenants and default provisions.
We were in compliance with the financial covenants under the 2016 Credit Facilities and the 2019 Mortgage Facility as of December 31, 2019. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2019 actual	1.11	1.60	3.21
The 2016 Credit Facilities and the 2019 Mortgage Facility contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities and the 2019 Mortgage Facility.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2019, we had at least $259.9 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants as of December 31, 2019.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2019, the ratio was 5.57 to 1.00.
Derivative Instruments and Hedging Activities
As of December 31, 2019 and 2018, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.5 million and $2.8 million in the years ended December 31, 2019 and 2018, respectively, upon entering into new interest rate cap agreements, and the cash premiums were reflected in operating cash flows for the periods in which the premiums were paid. The unamortized premium amounts related to the outstanding interest rate caps were approximately $3.7 million and $4.6 million as of December 31, 2019 and 2018, respectively, and will be amortized through interest expense, other, net in the accompanying consolidated statements of income over the remaining term of the interest rate cap agreements. The fair value of the interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, with approximately $0.1 million included in other assets in the accompanying consolidated balance sheets. The fair value of the interest rate cap positions at December 31, 2018 was an asset of approximately $4.8 million, with approximately $1.8 million included in other current assets and approximately $3.0 million included in other assets in the accompanying consolidated balance sheets.

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1) Under these interest rate caps, no payment will occur unless the stated receive rate exceeds the stated pay rate. If this occurs, a net payment to us from the counterparty based on the spread between the receive rate and the pay rate will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of income.
(2) The one-month LIBOR rate was approximately 1.763% at December 31, 2019.
The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying consolidated statements of cash flows. The incremental interest income related to the interest rate caps was approximately $1.2 million and $0.2 million for 2019 and 2018, respectively, and is included as a reduction of interest expense, other, net in the accompanying consolidated statements of income and the interest amount is disclosed in the supplemental disclosures of cash flow information in the accompanying consolidated statements of cash flows. The incremental interest expense related to the interest rate swaps was approximately $3.1 million for 2017 and is included in interest expense, other, net in the accompanying consolidated statements of income and the interest amount is disclosed in the supplemental disclosures of cash flow information in the accompanying consolidated statements of cash flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $1.3 million related to the interest rate caps.
7. Income Taxes
The provision for income taxes for continuing operations - benefit (expense) consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$(62,016)	$(37,028)	$(34,877)
State	(12,563)	(7,411)	(7,292)
Total current	(74,579)	(44,439)	(42,169)
Deferred	19,471	21,517	28,198
Total provision for income taxes for continuing operations - benefit (expense)	$(55,108)	$(22,922)	$(13,971)
The provision for income taxes for continuing operations - benefit (expense) includes a benefit of $28.4 million related to the remeasurement of the net deferred tax liability as of December 31, 2017, due to a reduction in the U.S. statutory federal income tax rate from 35.0% to 21.0% (beginning in 2018) resulting from enactment of the Tax Act which was signed into law in December 2017. The effect of this benefit is shown separately in the following rate reconciliation table. The reconciliation of the U.S. statutory federal income tax rate with our federal and state overall effective income tax rate from continuing operations is as follows:

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
U.S. statutory federal income tax rate	21.00%	21.00%	35.00%
Effective state income tax rate	4.10%	4.60%	4.58%
Valuation allowance adjustments	(0.18)%	0.20%	(0.59)%
Uncertain tax positions	(0.45)%	0.17%	0.71%
Effect of change in future U.S. statutory federal income tax rate	0.00%	0.00%	(26.27)%
Non-deductible compensation	1.48%	3.06%	0.23%
Other	1.65%	1.41%	(0.74)%
Effective income tax rate	27.60%	30.44%	12.92%
Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Deferred tax assets:
Accruals and reserves	$27,271	$24,948
State net operating loss carryforwards	10,771	12,687
Basis difference in property and equipment	20,923	11,515
Interest and state taxes associated with the liability for uncertain income tax positions	938	1,175
Fair value of interest rate swaps and interest rate caps	1,153	—
Basis difference in liabilities related to right-of-use assets	93,808	—
Other	2,146	1,778
Total deferred tax assets	157,010	52,103

Deferred tax liabilities:
Fair value of interest rate swaps and caps	—	(462)
Basis difference in inventories	(804)	(838)
Basis difference in goodwill	(61,397)	(69,646)
Basis difference in right-of-use assets	(90,679)	—
Other	(2,316)	(2,544)
Total deferred tax liabilities	(155,196)	(73,490)
Valuation allowance	(7,775)	(8,138)
Net deferred tax asset (liability)	$(5,961)	$(29,525)
Net long-term deferred tax asset balances were approximately $3.0 million and $3.7 million at December 31, 2019 and 2018, respectively, and are recorded in other assets on the accompanying consolidated balance sheets. Net long-term deferred tax liability balances were approximately $8.9 million and $33.2 million at December 31, 2019 and 2018, respectively, and are recorded in deferred income taxes on the accompanying consolidated balance sheets.
We have approximately $248.4 million in gross state net operating loss carryforwards that will expire between 2020 and 2039. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2019, we had recorded a valuation allowance amount of approximately $7.8 million related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
At January 1, 2019, we had liabilities of approximately $5.5 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2019, was approximately $0.6 million related to interest and penalties which we have estimated may be paid as a result of our tax positions. It is our policy to classify the

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to our unrecognized tax benefits is presented below.

	2019	2018	2017
	(In thousands)
Unrecognized tax benefit liability, January 1 (1)	$4,901	$4,645	$4,357
New positions	—	—	653
Prior period positions:
Increases	1,795	7	491
Decreases	(2,697)	(199)	(539)
Increases from current period positions	582	714	692
Settlements	(653)	—	—
Lapse of statute of limitations	(8)	(69)	(781)
Other	(81)	(197)	(228)
Unrecognized tax benefit liability, December 31 (2)	$3,839	$4,901	$4,645
(1) Excludes accrued interest and penalties of $0.6 million, $0.6 million and $0.8 million at January 1, 2019, 2018 and 2017, respectively.
(2) Excludes accrued interest and penalties of $0.5 million, $0.6 million and $0.6 million at December 31, 2019, 2018 and 2017, respectively. Amount presented is net of state net operating losses of $0.0 million, $0.0 million and $0.1 million at December 31, 2019, 2018 and 2017, respectively.
Approximately $3.8 million and $4.9 million of the unrecognized tax benefits as of December 31, 2019 and 2018, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2019 recorded liability is approximately $0.5 million related to interest and penalties which we have estimated may be paid as a result of our tax positions. We do not anticipate any significant changes in our unrecognized tax benefit liability within the next 12 months.
Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2016 through 2019 U.S. federal income tax returns remain open to examination by the U.S. Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2015 to 2019.
The primary effect of the change in the U.S. federal income tax rate from 35.0% to 21.0%, as required by the Tax Act, related to the adjustment of deferred income tax balances. In periods prior to the year ended December 31, 2017, the income tax benefit or expense related to the reversal of deferred income tax assets and liabilities was expected to be realized at a federal income tax rate of 35.0%. Because of the Tax Act, the reversal of deferred income tax asset and liabilities in subsequent periods is recorded assuming a federal income tax rate of 21.0%. There were no significant provisional amounts considered in our recorded income tax balances at December 31, 2019. However, as the Tax Act was signed into law on December 22, 2017, clarifications of the Tax Act’s provisions may be issued at later dates that alter our understanding of the Tax Act’s provisions and thus may affect recorded income tax balances. Interpretations related to the Tax Act’s provisions concerning depreciation, interest and compensation deductibility could impact recorded income tax balances.
8. Related Parties
Certain of our dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, LLC f/k/a Speedway Motorsports Inc. (“Speedway Motorsports”), for resale to Fixed Operations customers of our dealerships in the ordinary course of business. Sonic’s Executive Chairman, Mr. O. Bruton Smith, is also the Executive Chairman of Speedway Motorsports, and Mr. Smith’s son, Mr. Marcus G. Smith, a director and a greater than 10% beneficial owner of Sonic, is the Chief Executive Officer and President and a director of Speedway Motorsports, and an Executive Vice President of Sonic Financial Corporation (“SFC”). Total purchases from Oil-Chem by our dealerships were approximately $1.6 million in both 2019 and 2018, and approximately $1.9 million in 2017. We also engaged in other transactions with various Speedway Motorsports subsidiaries, consisting primarily of (1) merchandise and apparel purchases from SMISC Holdings, LLC. (d/b/a SMI Properties) for approximately $0.9 million in each of 2019, 2018 and 2017; and (2) vehicle sales to various Speedway Motorsports subsidiaries for approximately $0.2 million in each of 2019, 2018 and 2017.
We participate in various aircraft-related transactions with SFC, a privately held company controlled by Mr. O. Bruton Smith and his family. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by our executives, a management agreement with SFC for storage and maintenance of aircraft leased by us from

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unrelated third parties and the use of our aircraft for business-related travel by certain affiliates of SFC. We incurred net expenses of approximately $0.3 million in both 2019 and 2018, and approximately $0.4 million in 2017 in aircraft-related transactions with these related parties.
9. Capital Structure and Per Share Data
Preferred Stock - We have 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors has designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2019 or 2018.
Common Stock - We have two classes of common stock. We have authorized 100,000,000 shares of Class A Common Stock at a par value of $0.01 per share. Class A Common Stock entitles its holder to one vote per share. We have also authorized 30,000,000 shares of Class B Common Stock at a par value of $0.01 per share. Class B Common Stock entitles its holder to 10 votes per share, except in certain circumstances. Each share of Class B Common Stock is convertible into one share of Class A Common Stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in our charter. The two classes of common stock share equally in dividends and in the event of liquidation.
Share Repurchases - Prior to December 31, 2019, our Board of Directors had authorized us to expend up to $695.0 million to repurchase shares of our Class A Common Stock. As of December 31, 2019, we had repurchased a total of approximately 33.6 million shares of Class A Common Stock at an average price per share of approximately $17.84 and had redeemed and retired 13,801.5 shares of the Preferred Stock at an average price of $1,000 per share. As of December 31, 2019, we had approximately $81.2 million remaining under our Board’s authorization.
Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants.
10. Employee Benefit Plans
Substantially all of our employees are eligible to participate in a 401(k) plan. Contributions by us to our 401(k) plans were approximately $8.9 million, $9.2 million and $8.0 million in 2019, 2018 and 2017, respectively.
Stock Compensation Plans
We currently have two active stock compensation plans: the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors (the “2012 Formula Plan”). Collectively, these plans are referred to as the “Stock Plans.” During the second quarter of 2012, our stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A Common Stock and 300,000 shares of Class A Common Stock, respectively. During the second quarter of 2015, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Plan from 2,000,000 shares to 4,000,000 shares. During the second quarter of 2017, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Formula Plan from 300,000 shares to 500,000 shares. During the second quarter of 2019, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Plan from 4,000,000 shares to 6,000,000 shares.
The Stock Plans were adopted by our Board of Directors in order to attract and retain key personnel. Under the 2012 Plan, options to purchase shares of Class A Common Stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to us. The options are granted at the fair market value of our Class A Common Stock at the date of grant, typically vest over a period ranging from six months to three years, are exercisable upon vesting and typically expire 10 years from the date of grant. The 2012 Plan also authorizes the issuance of restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan typically vest over a period ranging from one to three years, but may be longer in certain cases. The 2012 Formula Plan provides for grants of restricted stock awards or deferred restricted stock units to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares expire on the first anniversary of the grant date. Individuals holding non-vested restricted stock awards under the 2012 Plan and the 2012 Formula Plan have voting rights and certain grants may receive

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dividends on non-vested shares. Individuals holding restricted stock units as of December 31, 2019 granted under the 2012 Plan do not have voting or dividend rights. We issue new shares of Class A Common Stock to employees and directors to satisfy our option exercise and stock grant obligations. To offset the effects of these transactions, we have historically repurchased shares of our Class A Common Stock after considering cash flow, market conditions and other factors; however, there is no guarantee that this will occur in future periods.
A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share data, term in years)
Balance at December 31, 2018	33	$1.81	-	1.81	$1.81	0.3	$392
Exercised	(33)	$1.81	-	1.81	$1.81

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Intrinsic value of stock options exercised	$426	$3,564	$425
We recognize compensation expense within selling, general and administrative expenses related to the stock options granted under the Stock Plans. No stock option compensation expense was recognized during 2019, 2018 or 2017, as all previous stock option grants were completely vested prior to December 31, 2012.
A summary of the status of the non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-Vested Restricted Stock Awards and Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share data)
Balance at December 31, 2018	2,161	$21.20
Granted	968	$13.38
Forfeited	(295)	$19.75
Vested	(487)	$18.82
Balance at December 31, 2019	2,347	$19.34
During 2019, approximately 911,000 restricted stock units were awarded to our executive officers and other key associates under the 2012 Plan. These awards were made in connection with establishing the objective performance criteria for 2019 incentive compensation and vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for 2019, continuation of employment and compliance with any restrictive covenants contained in an agreement between us and the respective executive officer or other key associate. Also in 2019, approximately 57,000 restricted stock awards were granted to our Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares expire on the first anniversary of the grant date. We recognized compensation expense within selling, general and administrative expenses related to restricted stock units and restricted stock awards of approximately $10.8 million, $11.9 million and $11.1 million in 2019, 2018 and 2017, respectively.
Tax benefits recognized related to restricted stock unit and restricted stock award compensation expense were approximately $2.9 million, $3.0 million and $4.2 million for 2019, 2018 and 2017, respectively. Total compensation cost related to non-vested restricted stock units and restricted stock awards not yet recognized at December 31, 2019 was approximately $29.1 million and is expected to be recognized over a weighted average period of approximately 6.5 years.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Executive Retirement Plan
On December 7, 2009, the Compensation Committee of our Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a non-qualified deferred compensation plan that is unfunded for federal tax purposes. The SERP included 12 active or former members of senior management at December 31, 2019. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by our tax-qualified and other non-qualified deferred compensation plans.
The following table sets forth the status of the SERP:

	Year Ended December 31,
	2019	2018
Change in projected benefit obligation:	(In thousands)
Obligation at January 1	$13,326	$13,556
Service cost	1,731	1,933
Interest cost	575	470
Actuarial loss (gain)	2,641	(2,368)
Amendments/settlements/curtailments loss (gain)	—	—
Benefits paid	(265)	(265)
Obligation at December 31 (1)	$18,008	$13,326
Accumulated benefit obligation	$13,694	$10,191
(1) For 2019, approximately $0.4 million is included in other accrued liabilities and approximately $17.6 million is included in other long-term liabilities in the accompanying consolidated balance sheets. For 2018, approximately $0.3 million is included in other accrued liabilities and approximately $13.0 million is included in other long-term liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2019	2018
	(In thousands)
Change in fair value of plan assets:
Plan assets at January 1	$—	$—
Actual return on plan assets	—	—
Employer contributions	265	265
Benefits paid	(265)	(265)
Plan assets at December 31	—	—
Funded status recognized	$(18,008)	$(13,326)
The following table provides the cost components of the SERP:

	Year Ended December 31,
	2019	2018
	(In thousands)
Service cost	$1,731	$1,933
Interest cost	575	470
Net pension expense (benefit)	$2,306	$2,403
The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2019	2018
Discount rate	2.99%	4.36%
Rate of compensation increase	3.00%	3.00%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In thousands)
2020	$360
2021	$360
2022	$360
2023	$360
2024	$360
2025 - 2029	$2,414
Multiemployer Benefit Plan
Five of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our five dealership subsidiaries are among approximately 188 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:
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
Our participation in the AI Pension Plan for 2019, 2018 and 2017 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2019 and 2018 is for the plan’s year-end at December 31, 2018 and 2017, respectively. The zone status is based on information that we received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The “FIP/RP Status - Pending/Implemented” column indicates plans for which a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by the AI Pension Plan decreased 1.0% from December 31, 2017 to December 31, 2018 and decreased 5.5% from December 31, 2018 to December 31, 2019, affecting the period-to-period comparability of the contributions for 2019, 2018 and 2017.

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund	EIN/Pension Plan Number	2019	2018	Pending /Implemented	Year Ended December 31,
					2019	2018	2017
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$181	$176	$171	Yes	Between October 2021 and February 2022
Our participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2019 and December 31, 2018. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan was in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a RP that implemented reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously adopted RP. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely. In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. As of April 2019, the AI Pension Plan's actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2019 and is projected to become insolvent in 2031. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to us.
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
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded, including our stock or public bonds.
Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments and deferred compensation plan balances.
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of right-of-use assets, property, plant and equipment and other intangibles and those used in the reporting unit valuation in the annual goodwill impairment evaluation.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2019 and 2018 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2019	December 31, 2018
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$32,799	$31,395
Cash flow swaps and interest rate caps designated as hedges (2)	97	4,839
Total assets	$32,896	$36,234
Liabilities:
Deferred compensation plan (3)	$17,890	$19,848
Total liabilities	$17,890	$19,848
(1) Included in other assets in the accompanying consolidated balance sheets.
(2) As of December 31, 2019, approximately $0.1 million was included in other assets in the accompanying consolidated balance sheets. As of December 31, 2018, approximately $1.8 million and $3.0 million were included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets.
(3) Included in other long-term liabilities in the accompanying consolidated balance sheets.
The carrying value of assets and liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the accompanying consolidated balance sheet as of December 31, 2019, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment,” and Note 5, “Intangible Assets and Goodwill.”

	Significant Unobservable Inputs (Level 3) as of December 31, 2019	Total Gains / (Losses) for the Year Ended December 31, 2019 (2)
	(In thousands)
Long-lived assets held and used (1)	$7,286	$(1,345)
Assets held for sale (1)	$23,030	$(17,741)
(1) See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 4, “Property and Equipment.” The fair values less costs to sell of long-lived assets or disposal groups held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s or disposal group’s fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale.
(2) Excludes impairment loss of approximately $1.7 million related to long lived assets that were disposed during the year ended December 31, 2019.

As of December 31, 2019 and 2018, the fair values of our financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value and carrying value of our fixed rate long-term debt were as follows:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
5.0% Notes (1)	$—	$—	$262,515	$289,273
6.125% Notes (1)	$261,250	$250,000	$216,250	$250,000
Mortgage Notes (2)	$195,962	$194,535	$218,402	$215,196
Other (2)	$—	$—	$20,437	$20,588
(1) As determined by market quotations as of December 31, 2019 and 2018, respectively (Level 1).
(2) As determined by DCF (Level 3).
12. Commitments and Contingencies
Lease Exit Accruals
A significant number of our dealership properties are leased under long-term operating lease arrangements. Prior to January 1, 2019, if leased properties were no longer being utilized in operations, we recorded lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership when the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or situations in which a facility is closed as a result of the associated franchise being terminated by us or the manufacturer and no other operations continue on the leased property. The lease exit accruals represented the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2018, the net liability related to these lease exit accruals was approximately $4.6 million. As discussed in Note 16, “Leases” due to the adoption of ASC 842, “Leases,” effective January 1, 2019, previously existing lease exit accruals have been reclassified from other accrued liabilities and other long-term liabilities to a reduction in right-of-use assets in the accompanying consolidated balance sheet as of December 31, 2019. Beginning January 1, 2019, right-of-use assets have been evaluated for impairment consistent with the impairment guidance in ASC 842, “Leases,” and ASC 360, “Property, Plant, and Equipment,” which is similar to our historical practice of recording lease exit accruals. However, beginning January 1, 2019, instead of recording new lease exit accruals, the result would be the reduction of the related right-of-use asset as an impairment charge.
A summary of the activity of operating lease exit accruals consists of the following:

(In thousands)
Balance at December 31, 2018	$4,634
Effect of adoption of ASC 842, “Leases”	(4,634)
Balance at December 31, 2019	$—

Many of our facility operating leases are subject to affirmative and financial covenant provisions related to a subordination and guaranty agreement executed with the landlord of many of our facility properties. The required financial covenants related to certain lease agreements are as follows:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio	Minimum EBTDAR to Rent Ratio
Required ratio	1.05	1.20	5.75	1.50
December 31, 2019 actual	1.11	1.60	3.21	5.57
Guarantees and Indemnifications
In accordance with the terms of our operating lease agreements, our dealership subsidiaries, acting as lessees, generally agree to indemnify the lessor from certain exposure arising as a result of the use of the leased premises, including

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $46.5 million at December 31, 2019. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2019.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at December 31, 2019.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2019 were approximately $1.2 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2018 were approximately $2.4 million for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for 2019 are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2018	$3,034	$1,199	$4,233
Other comprehensive income (loss) before reclassifications (1)	(1,646)	(1,935)	(3,581)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(2,714)	—	(2,714)
Net current-period other comprehensive income (loss)	(4,360)	(1,935)	(6,295)
Balance at December 31, 2019	$(1,326)	$(736)	$(2,062)
(1) Net of tax benefit of $836 related to gains on cash flow hedges and tax benefit of $734 related to the defined benefit pension plan.
(2) Net of tax benefit of $1,108 related to gains on cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of our cash flow hedges. For further discussion of our defined benefit pension plan, see Note 10, “Employee Benefit Plans.”

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Segment Information
As of December 31, 2019, we had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide customers an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments. The reportable segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of: (1) the Company’s Chief Executive Officer; (2) the Company’s President; and (3) the Company’s Chief Financial Officer.
Reportable segment revenues, segment income (loss), impairment charges, depreciation and amortization, floor plan interest expense, interest expense, other, net, capital expenditures and assets are as follows:

	Year Ended December 31,
	2019	2018	2017
Segment revenues	(In thousands)
Franchised Dealerships Segment revenues:
New vehicles	$4,889,171	$4,974,097	$5,295,051
Used vehicles	2,493,467	2,370,799	2,406,407
Wholesale vehicles	180,020	197,184	161,581
Parts, service and collision repair	1,366,550	1,364,559	1,401,802
Finance, insurance and other, net	363,117	344,814	348,058
Franchised Dealerships Segment revenues	$9,292,325	$9,251,453	$9,612,899

EchoPark Segment revenues:
Used vehicles	$996,504	$602,698	$215,646
Wholesale vehicles	22,927	20,443	9,483
Parts, service and collision repair	28,753	16,327	14,208
Finance, insurance and other, net	113,834	60,709	14,972
EchoPark Segment revenues	$1,162,018	$700,177	$254,309

Total consolidated revenues	$10,454,343	$9,951,630	$9,867,208

	Year Ended December 31,
	2019	2018	2017
Segment income (loss) (1)	(In thousands)
Franchised Dealerships Segment (2)	$211,267	$157,413	$138,468
EchoPark Segment (3)	9,146	(52,587)	(20,950)
Total segment income (loss)	$220,413	$104,826	$117,518
Impairment charges (4)	(20,768)	(29,514)	(9,394)
Income (loss) from continuing operations before taxes	$199,645	$75,312	$108,124

Retail new and used vehicle unit sales volume:
Franchised Dealerships Segment	226,760	232,885	248,534
EchoPark Segment	49,520	29,437	10,618
Total retail new and used vehicle unit sales volume	276,280	262,322	259,152

(1) Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) For the year ended December 31, 2019, the above amount includes approximately $76.0 million of net gain on the disposal of franchised dealerships, offset partially by approximately $7.2 million of loss on the extinguishment of debt, approximately $6.3 million of executive transition costs and approximately $1.1 million of impairment charges. For the year ended December 31, 2018, the above amount includes approximately $38.9 million of net gain on the disposal of franchised dealerships, offset partially by approximately $27.9 million of impairment charges, approximately $4.0 million of storm-related physical damage costs, approximately $1.7 million of legal costs, approximately $1.6 million of executive transition costs and approximately $1.4 million of lease exit charges. For the year ended December 31, 2017, the above amount includes approximately $14.6 million of net loss on the extinguishment of debt, approximately $8.9 million of storm-related physical damage and legal costs, approximately $7.5 million of impairment charges, approximately $0.7 million of double-carry interest and approximately $0.3 million of lease exit charges, offset partially by approximately $10.0 million of net gain on the disposal of franchised dealerships.
(3) For the year ended December 31, 2019, the above amount includes approximately $19.7 million of impairment charges related to building and land held for sale at former EchoPark locations. For the year ended December 31, 2018, the above amount includes approximately $32.5 million of long-term compensation-related charges and approximately $1.6 million of impairment charges. For the year ended December 31, 2017, the above amount includes approximately $1.9 million of impairment charges, approximately $1.3 million of long-term compensation-related charges, approximately $0.6 million of lease exit charges and approximately $0.2 million of storm-related physical damage and legal costs.
(4) For the year ended December 31, 2019, the above amount includes approximately $1.1 million of impairment charges for the Franchised Dealerships Segment and approximately $19.7 million of impairment charges for the EchoPark Segment. For the year ended December 31, 2018, the above amount includes approximately $27.9 million of impairment charges for the Franchised Dealerships Segment and approximately $1.6 million of impairment charges for the EchoPark Segment. For the year ended December 31, 2017, the above amount includes approximately $7.5 million of impairment charges for the Franchised Dealerships Segment and approximately $1.9 million of impairment charges for the EchoPark Segment.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Impairment charges:
Franchised Dealerships Segment	$1,101	$27,932	$7,491
EchoPark Segment	19,667	1,582	1,903
Total impairment charges	$20,768	$29,514	$9,394

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Depreciation and amortization:
Franchised Dealerships Segment	$82,636	$85,849	$83,741
EchoPark Segment	10,533	7,774	5,203
Total depreciation and amortization	$93,169	$93,623	$88,944

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Floor plan interest expense:
Franchised Dealerships Segment	$45,055	$46,126	$35,030
EchoPark Segment	3,464	2,272	1,365
Total floor plan interest expense	$48,519	$48,398	$36,395

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest expense, other, net:
Franchised Dealerships Segment	$51,231	$52,396	$51,548
EchoPark Segment	1,722	1,663	976
Total interest expense, other, net	$52,953	$54,059	$52,524

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Capital expenditures:
Franchised Dealerships Segment	$89,332	$116,854	$195,220
EchoPark Segment	36,244	46,765	39,025
Total capital expenditures	$125,576	$163,619	$234,245

	December 31,
	2019	2018
	(In thousands)
Assets:
Franchised Dealerships Segment	$3,797,878	$3,485,280
EchoPark Segment	244,054	305,673
Corporate and other:
Cash and cash equivalents	29,103	5,854
Total assets	$4,071,035	$3,796,807

15. Summary of Quarterly Financial Data (Unaudited)
The following table summarizes our results of operations as presented in the accompanying consolidated statements of income by quarter for 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2019
Total revenues (1)	$2,389,138	$2,614,081	$2,702,720	$2,748,404
Gross profit (1)	$359,011	$381,311	$386,811	$393,884
Net income (loss) (2)	$42,221	$26,599	$29,010	$46,307
Earnings (loss) per common share - Basic (2) (3)	$0.98	$0.62	$0.67	$1.07
Earnings (loss) per common share - Diluted (2) (3)	$0.98	$0.61	$0.66	$1.04
Year Ended December 31, 2018
Total revenues (1)	$2,400,773	$2,505,749	$2,470,849	$2,574,259
Gross profit (1)	$352,499	$362,375	$360,536	$370,715
Net income (loss) (2)	$(2,194)	$16,905	$15,118	$21,821
Earnings (loss) per common share - Basic (2) (3)	$(0.05)	$0.40	$0.35	$0.51
Earnings (loss) per common share - Diluted (2) (3)	$(0.05)	$0.39	$0.35	$0.51
(1) Results are for continuing operations.
(2) Results include both continuing operations and discontinued operations.
(3) The sum of net income per common share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Net income for the fourth quarter ended December 31, 2019 includes approximately $29.3 million of pre-tax net gain on the disposal of franchised dealerships, offset partially by approximately $17.7 million of pre-tax impairment charges related to building and land held for sale at former EchoPark locations and certain capitalized software costs, and approximately $7.2 million of loss on the extinguishment of debt (including double-carry interest) related to the redemption of the 5.0% Notes.
Net income for the first quarter ended March 31, 2019 includes approximately $46.7 million of pre-tax net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of pre-tax long-term compensation-related charges and approximately $1.9 million of pre-tax impairment charges related to the abandonment of certain construction projects.
Net income for the fourth quarter ended December 31, 2018 includes approximately $15.6 million of pre-tax impairment charges related to property and equipment, capitalized software projects, dealership facility construction projects and franchise asset write-offs, offset partially by a benefit of approximately $0.8 million related to pre-tax lease exit accrual adjustments.
Net income for the third quarter ended September 30, 2018 includes approximately $1.6 million of pre-tax executive transition costs, approximately $1.2 million of pre-tax charges related to storm-related physical damage and approximately $0.3 million of pre-tax costs related to the sale of franchised dealerships.
Net income for the second quarter ended June 30, 2018 includes approximately $38.0 million of pre-tax gain related to the sale of franchised dealerships and a pre-tax benefit of approximately $2.6 million related to lease exit accrual adjustments, offset partially by approximately $23.3 million of pre-tax long-term compensation-related charges, approximately $10.3 million of pre-tax impairment charges related to certain construction projects and approximately $3.1 million of pre-tax charges related to storm-related physical damage and legal costs.
Net income for the first quarter ended March 31, 2018 includes approximately $9.2 million of pre-tax long-term compensation-related charges, approximately $4.8 million of pre-tax lease exit charges, approximately $3.6 million of pre-tax impairment charges related to certain construction projects and approximately $1.5 million of pre-tax legal costs, offset partially by a pre-tax net gain of approximately $1.2 million related to the sale of franchised dealerships.
16. Leases
The cumulative effect of the adoption of ASC 842, “Leases,” on our unaudited consolidated balance sheet as of January 1, 2019 was the recognition of right-of-use assets of approximately $406.9 million (including approximately $18.9 million related to capital leases that was reclassified from property and equipment, net in the accompanying consolidated balance sheet as of December 31, 2018) and related lease liabilities of approximately $419.5 million (including approximately $20.6 million related to capital leases that was reclassified from current maturities of long-term debt and long-term debt in the accompanying consolidated balance sheet as of December 31, 2018). Upon adoption of ASC 842, “Leases,” we evaluated right-of-use assets for impairment and determined that approximately $10.5 million of impairment was required related to newly recognized right-of-use assets that would have been impaired in previous periods. This impairment of the right-of-use assets as of January 1, 2019 was recorded, net of related income tax effects, as a $7.4 million reduction of beginning retained earnings. The adoption of ASC 842, “Leases,” did not have a material effect on our consolidated statements of income or our consolidated statements of cash flows.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effect of the adoption of ASC 842, “Leases,” on our unaudited consolidated balance sheet as of January 1, 2019 and our consolidated balance sheet as of December 31, 2019 was as follows:

	Before Impact of ASC 842	Effects of Adoption of ASC 842	After Impact of ASC 842
	December 31, 2018		January 1, 2019
Balance Sheet		(In thousands)
Assets
Property and Equipment, net	$1,178,489	$(18,948)	$1,159,541
Other Intangible Assets, net	69,705	(4,005)	65,700
Right-of-Use Assets	—	406,918	406,918

Liabilities
Current lease liabilities	$—	$48,832	$48,832
Other accrued liabilities	257,823	(1,987)	255,836
Long-Term Debt	918,779	(20,557)	898,222
Long-Term Lease Liabilities	—	370,647	370,647
Other Long-Term Liabilities	75,887	(2,508)	73,379
Deferred Income Taxes	33,178	(3,034)	30,144
Stockholders’ Equity
Retained earnings	$670,691	$(7,428)	$663,263

	Adoption of ASC 842 as of January 1, 2019	New Leases	Modifications (1)	Amortization	As Reported December 31, 2019
	(In thousands)
Right-of-Use Assets
Finance Leases	$18,948	$121	$18,835	$(3,213)	$34,691
Operating Leases	387,970	10,081	(15,205)	(45,004)	337,842
Total Right-of-Use Assets	$406,918	$10,202	$3,630	$(48,217)	$372,533

Current Lease Liabilities
Finance Leases	$728	$12	$4,513	$(3,689)	$1,564
Operating Leases	48,104	1,560	(2,650)	(3,682)	43,332
Total Current Lease Liabilities	$48,832	$1,572	$1,863	$(7,371)	$44,896

Long-Term Lease Liabilities
Finance Leases	$19,829	$109	$17,867	$(1,492)	$36,313
Operating Leases	350,818	8,521	(12,400)	(42,788)	304,151
Total Long-Term Lease Liabilities	$370,647	$8,630	$5,467	$(44,280)	$340,464
(1) Includes the impact of remeasurements related to lease terminations and changes in assumptions around the probability of exercise of extension options.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve Months Ended December 31, 2019
Lease Expense	(In thousands)
Finance lease expense
Reduction of right-of-use assets	$3,213
Interest on lease liabilities	5,097
Operating lease expense (1)	68,367
Short-term lease expense (1)	1,570
Variable lease expense	2,120
Sublease income	(14,207)
Total	$66,160
(1) Included in operating cash flows in the accompanying consolidated statements of cash flows.

Twelve Months Ended December 31, 2019
Other Information	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$5,181
Operating cash flows for finance leases	$5,097
Operating cash flows for operating leases	$69,834
Right-of-use assets obtained in exchange for lease liabilities
Finance leases	$10,926
Operating leases (1)	$22,055
(1) Includes the impact of reclassification of right-of-use assets from operating leases to finance leases due to remeasurement.

December 31, 2019
Other Information
Weighted-average remaining lease term (in years)
Finance leases	11.8
Operating leases	9.5
Weighted-average discount rate
Finance leases	18.74%
Operating leases	6.69%

	Undiscounted Lease Cash Flows Under ASC 842 as of December 31, 2019
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
2020	$6,608	$64,577	$(10,795)
2021	6,760	58,093	(8,078)
2022	6,768	51,337	(6,103)
2023	6,829	49,689	(6,103)
2024	6,947	44,012	(5,042)
Thereafter	43,787	215,240	(4,270)
Total	$77,699	$482,948	$(40,391)

Less: Present value discount	(39,822)	(135,465)
Lease liabilities	$37,877	$347,483

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For comparison purposes, the following table provides the future minimum lease payments as presented in our Annual Report on Form 10-K for the year ended December 31, 2018 in accordance with ASC 840, “Leases.”

	Undiscounted Lease Cash Flows Under ASC 840 as of December 31, 2018
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
2019	$6,985	$82,177	$(13,430)
2020	7,165	66,023	(10,508)
2021	7,357	51,501	(8,534)
2022	7,374	37,152	(7,232)
2023	7,609	33,486	(7,013)
Thereafter	48,239	127,026	(13,116)
Total minimum lease payments (receipts)	$84,729	$397,365	$(59,833)
Less: Present value discount	(64,140)
Lease liabilities	$20,589
Current portion of lease liabilities	$643
Long-term portion of lease liabilities	$19,946

The majority of our leases are related to dealership properties that are subject to long-term lease arrangements. In addition, we have certain equipment leases and contracts containing embedded leased assets that have been evaluated and included in the right-of-use assets and lease liabilities above as appropriate.
We recognize a right-of-use asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at reduced cost using the effective interest method.
The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred or previously recognized favorable lease assets, less any lease incentives received or previously recognized lease exit accruals. For operating leases, the right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, the right-of-use asset is reduced using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the right-of-use asset is reduced over the expected useful life of the underlying asset. Expense related to the reduction of the right-of-use asset is recognized and presented separately from interest expense on the lease liability.
Variable lease payments associated with our leases are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense in our consolidated statements of income in the same line item as expense arising from fixed lease payments (operating leases) or expense related to the reduction of the right-of-use asset (finance leases).
Right-of-use assets for operating and finance leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC 360, “Property, Plant, and Equipment,” to determine whether right-of-use assets are impaired and, if so, the amount of the impairment loss to recognize.
The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset unless doing so would reduce the carrying amount of the right-of-use asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative right-of-use asset balance is recorded in profit or loss.
Key estimates and judgments related to the measurement and recording of right-of-use assets and lease liabilities include how we determine: (1) the discount rate used to discount the unpaid lease payments to present value; and (2) the expected lease term, including any extension options.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Many of our lease arrangements have one or more existing renewal options to extend the lease term (typically in five- to 10-year increments), which were considered in the calculation of the right-of-use assets and lease liabilities if we determined that it was reasonably certain that an extension option would be exercised. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by our option to extend the lease that we are reasonably certain to exercise. We determined the probability of the exercise of a lease extension option based on our long-term strategic business outlook and the condition and remaining useful life of the fixed assets at the location subject to the lease agreement, among other factors.
The majority of our lease agreements require fixed monthly payments (subject to either specific or index-based escalations in future periods) while other agreements require variable lease payments based on changes in LIBOR or any replacement thereof. Lease payments included in the measurement of the lease liability comprise the: (1) fixed lease payments, including in-substance fixed payments, owed over the lease term, which include termination penalties we would owe if the estimated lease term assumes that we would be likely to exercise a termination option prior to the earliest expiration date; (2) variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date; and (3) the exercise price of our option to purchase the underlying asset if we are reasonably certain to exercise the option. Our leases do not typically contain residual value guarantees.
In certain situations, we have entered into sublease agreements whereby we sublease all or a portion of a leased real estate asset to a third party. To the extent that we have a sublease related to a lease agreement for an asset that we are no longer using in operations, we have reduced the right-of-use asset by any applicable net deficiency in expected cash flows from that sublease (either due to partial monthly sublease proceeds or a sublease term less than the remaining master lease term). As of December 31, 2018, the net liability related to these lease exit accruals was approximately $4.6 million as discussed in Note 12, “Commitments and Contingencies.” Upon the adoption of ASC 842, “Leases,” this balance was reclassified from other accrued liabilities and other long-term liabilities to a reduction in right-of-use assets in the accompanying consolidated balance sheet as of December 31, 2019.
Prior to the adoption of ASC 842, “Leases,” we had recorded definite life intangible assets related to favorable lease assets acquired in business combinations. As of December 31, 2018, the net unamortized balance related to these definite life intangible assets was approximately $4.0 million. Upon adoption of ASC 842, “Leases,” this balance was reclassified from other intangible assets, net to right-of-use assets in the accompanying consolidated balance sheet as of December 31, 2019 and continues to be amortized over the remaining lease term.
As part of the new lease standard implementation process, we assessed our existing real estate and equipment lease agreements, identified certain lease components embedded within existing service contracts, evaluated transition guidance and practical expedient elections, implemented lease accounting software and implemented internal controls over lease accounting under the new lease standard.