Form 10-Q
period 2020-03-31
SONIC AUTOMOTIVE INC
filed 2020-05-11
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2020, there were 30,890,395 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in “Item 1A. Risk Factors” of this report and elsewhere herein, as well as:
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
•the rate and timing of overall economic expansion or contraction; and
•the severity and duration of the COVID-19 pandemic and the actions taken by governmental authorities, businesses or consumers in response to the pandemic.
These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$959,489	$1,066,334
Used vehicles	850,052	820,366
Wholesale vehicles	48,543	54,770
Total vehicles	1,858,084	1,941,470
Parts, service and collision repair	334,680	341,430
Finance, insurance and other, net	115,292	106,238
Total revenues	2,308,056	2,389,138
Cost of Sales:
New vehicles	(914,074)	(1,012,538)
Used vehicles	(817,922)	(783,358)
Wholesale vehicles	(48,700)	(56,037)
Total vehicles	(1,780,696)	(1,851,933)
Parts, service and collision repair	(176,782)	(178,194)
Total cost of sales	(1,957,478)	(2,030,127)
Gross profit	350,578	359,011
Selling, general and administrative expenses	(282,156)	(247,095)
Impairment charges	(268,000)	(1,952)
Depreciation and amortization	(22,297)	(22,649)
Operating income (loss)	(221,875)	87,315
Other income (expense):
Interest expense, floor plan	(10,508)	(13,226)
Interest expense, other, net	(10,965)	(12,853)
Other income (expense), net	100	100
Total other income (expense)	(21,373)	(25,979)
Income (loss) from continuing operations before taxes	(243,248)	61,336
Provision for income taxes for continuing operations - benefit (expense)	44,117	(18,987)
Income (loss) from continuing operations	(199,131)	42,349
Discontinued operations:
Income (loss) from discontinued operations before taxes	(285)	(180)
Provision for income taxes for discontinued operations - benefit (expense)	83	52
Income (loss) from discontinued operations	(202)	(128)
Net income (loss)	$(199,333)	$42,221
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(4.67)	$0.99
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)
Earnings (loss) per common share	$(4.68)	$0.98
Weighted-average common shares outstanding	42,615	42,838
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(4.67)	$0.99
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)
Earnings (loss) per common share	$(4.68)	$0.98
Weighted-average common shares outstanding	42,615	42,888

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income (loss)	$(199,333)	$42,221
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	361	(2,349)
Amortization of terminated interest rate swap agreements	(797)	(288)
Total other comprehensive income (loss) before taxes	(436)	(2,637)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	164	776
Other comprehensive income (loss)	(272)	(1,861)
Comprehensive income (loss)	$(199,605)	$40,360

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$181,780	$29,103
Receivables, net	200,876	432,742
Inventories	1,608,218	1,517,875
Other current assets	138,912	37,890
Total current assets	2,129,786	2,017,610
Property and Equipment, net	1,092,385	1,097,247
Goodwill	207,791	475,791
Other Intangible Assets, net	64,300	64,300
Operating Right-of-Use Lease Assets	344,148	337,842
Finance Right-of-Use Lease Assets	50,698	34,691
Other Assets	87,636	43,554
Total Assets	$3,976,744	$4,071,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$827,292	$860,871
Notes payable - floor plan - non-trade	719,446	678,223
Trade accounts payable	78,394	135,217
Operating short-term lease liabilities	43,139	43,332
Finance short-term lease liabilities	20,225	1,564
Accrued interest	6,534	10,830
Other accrued liabilities	237,211	266,211
Current maturities of long-term debt	80,803	69,908
Total current liabilities	2,013,044	2,066,156
Long-Term Debt	830,839	636,978
Other Long-Term Liabilities	66,287	73,746
Operating Long-Term Lease Liabilities	311,371	304,151
Finance Long-Term Lease Liabilities	33,216	36,313
Deferred Income Taxes	—	8,927
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 65,199,247 shares issued and 30,834,793 shares outstanding at March 31, 2020; 64,733,667 shares issued and 31,105,000 shares outstanding at December 31, 2019	652	647
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2020 and December 31, 2019	121	121
Paid-in capital	758,327	755,904
Retained earnings	586,511	790,158
Accumulated other comprehensive income (loss)	(2,334)	(2,062)
Treasury stock, at cost; 34,364,454 Class A Common Stock shares held at March 31, 2020 and 33,628,667 Class A Common Stock shares held at December 31, 2019	(621,290)	(600,004)
Total Stockholders’ Equity	721,987	944,764
Total Liabilities and Stockholders’ Equity	$3,976,744	$4,071,035

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
Shares awarded under stock compensation plans	480	5	—	—	—	—	54	—	—	59
Purchases of treasury stock	—	—	(149)	(2,333)	—	—	—	—	—	(2,333)
Effect of cash flow hedge instruments, net of tax benefit of $776	—	—	—	—	—	—	—	—	(1,861)	(1,861)
Restricted stock amortization	—	—	—	—	—	—	2,814	—	—	2,814
Net income (loss)	—	—	—	—	—	—	—	42,221	—	42,221
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	(7,428)	—	(7,428)
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,099)	—	(3,099)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at March 31, 2019	64,677	$647	(33,625)	$(599,956)	12,029	$121	$747,920	$701,182	$2,372	$852,286

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$755,904	$790,158	$(2,062)	$944,764
Shares awarded under stock compensation plans	465	5	—	—	—	—	(4)	—	—	1
Purchases of treasury stock	—	—	(735)	(21,286)	—	—	—	—	—	(21,286)
Effect of cash flow hedge instruments, net of tax benefit of $164	—	—	—	—	—	—	—	—	(272)	(272)
Restricted stock amortization	—	—	—	—	—	—	2,427	—	—	2,427
Net income (loss)	—	—	—	—	—	—	—	(199,333)	—	(199,333)
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,111)	—	(3,111)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at March 31, 2020	65,199	$652	(34,364)	$(621,290)	12,029	$121	$758,327	$586,511	$(2,334)	$721,987
(1)See Note 1, “Summary of Significant Accounting Policies,” for further discussion.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(199,333)	$42,221
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	21,540	22,198
Provision for bad debt expense	134	159
Debt issuance cost amortization	557	591
Stock-based compensation expense	2,427	2,814
Deferred income taxes	(53,999)	(2,816)
Net distributions from equity investee	448	379
Asset impairment charges	268,000	1,952
Loss (gain) on disposal of dealerships and property and equipment	(39)	(46,785)
Loss (gain) on exit of leased dealerships	—	(170)
Changes in assets and liabilities that relate to operations:
Receivables	231,732	66,814
Inventories	(90,342)	(40,210)
Other assets	(89,114)	(66,967)
Notes payable - floor plan - trade	(33,579)	(57,984)
Trade accounts payable and other liabilities	(105,630)	(16,525)
Total adjustments	152,135	(136,550)
Net cash provided by (used in) operating activities	(47,198)	(94,329)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(19,805)	(30,619)
Proceeds from sales of property and equipment	194	1,125
Proceeds from sales of dealerships	—	121,700
Net cash provided by (used in) investing activities	(19,611)	92,206
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	41,223	9,841
Borrowings on revolving credit facilities	460,916	126,185
Repayments on revolving credit facilities	(250,916)	(126,185)
Debt issuance costs	(24)	—
Principal payments and repurchase of long-term debt	(5,777)	(6,011)
Principal payments of long-term lease liabilities	(337)	—
Purchases of treasury stock	(21,286)	(2,333)
Issuance of shares under stock compensation plans	1	59
Dividends paid	(4,314)	(2,565)
Net cash provided by (used in) financing activities	219,486	(1,009)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	152,677	(3,132)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,103	5,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,780	$2,722

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Effect of cash flow hedge instruments (net of tax benefit of $164 and $776 in the three months ended March 31, 2020 and 2019, respectively)	$(272)	$(1,861)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$25,359	$26,945
Income taxes	$3	$10,277

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2020 and 2019 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second, third and fourth quarters. Additionally, the continued magnitude and impact of COVID-19 pandemic could impact earnings in the second, third and fourth quarters of 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID 19 – The COVID-19 pandemic negatively impacted the global economy. As of March 31, 2020, the impact on the economy is primarily affecting demand as many countries around the world and states in the United States ("U.S.") have mandated restrictions on citizen movements (stay-at-home orders) or on retail trade at physical locations. As a result, many businesses have curtailed operations and furloughed or terminated many positions. In the U.S., the government passed several measures through the legislature that were signed by the President and enacted into law. Those measures include the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Families First Coronavirus Response Act. Both Acts attempt to provide short-term relief to families and businesses as a result of the economic impacts of the COVID-19 pandemic.
Specifically related to Sonic, all our stores have been impacted by the crisis. As of March 31, 2020, the majority of our stores are not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations can offer virtual sales transactions with “contactless” delivery to customers. Due to the critical nature of automotive repair, our fixed operations have been deemed “essential” by governmental agencies and were able to continue to conduct business, but must maintain certain local standards for “social distancing”. As a result, in the last several weeks of March of 2020, we experienced 30%-50% declines in unit sales of new and used vehicles (as compared to the prior year period) and 15%-30% reductions in repair order activity in fixed operations. These trends have continued into April of 2020 and are expected to continue until at least through mid-May of 2020.
Based on these events, we evaluated our long-lived assets for impairment. This evaluation included reviews of fixed assets and related right-of-use assets, franchise assets and goodwill. As a result of this evaluation, we determined the carrying values of all long-lived assets to be recoverable at March 31, 2020 with the exception of goodwill related to our franchised dealership reporting unit. One of the primary factors which contributed to the conclusion that goodwill was impaired was the market value of Sonic's stock between the announcement date of the pandemic on March 11, 2020 to March 31, 2020. See Note 5 for further discussion.
The effects of the COVID-19 pandemic continue to evolve. While we currently expect to begin to see recovery in the last half of 2020, the outbreak may cause changes in customer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs. This may lead to increased asset recovery and valuation risks, such as impairment of additional long-lived assets. The uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.
As a result of the pandemic and related stay-at-home orders, we have transitioned many of our teammates to remote work arrangements. In situations where the role does not permit remote work (ie. technicians), we have implemented staggered work hours and other social distancing measures to promote the health and safety of our teammates and guests. As a result of the systems and infrastructure we had in place prior to the pandemic, we have been able to effectively maintain our back-office operations, financial reporting and internal control processes with minimal disruption.
Recent Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaced the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. We adopted this ASU as of January 1, 2020 and the effects of this ASU did not materially impact our unaudited condensed consolidated financial statements.
Principles of Consolidation – All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying unaudited condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.
Revenue Recognition – Revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. ASC Topic 606, “Revenue from Contracts with Customers,” applies a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract(s); (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract(s); and (5) recognizing revenue as the performance obligation(s) are satisfied. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We do not include the cost of obtaining contracts within the related revenue streams since we elected the practical expedient to expense the costs to obtain a contract when incurred.
Management has evaluated our established business processes, revenue transaction streams and accounting policies, and identified our material revenue streams to be: (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service, warranty and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. Generally, performance conditions are satisfied when the associated vehicle is either delivered or returned to a customer and customer acceptance has occurred, or over time as the maintenance and repair services are performed. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s). Certain retrospective finance and insurance revenue is earned in periods subsequent to the completion of the initial performance obligation (“F&I retro revenues”).
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
Receivables, net in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 include approximately $3.6 million and $5.1 million, respectively, related to work in process and contract assets related to F&I retro revenues of approximately $5.2 million and $12.9 million, respectively. Changes in contract assets from December 31, 2019 to March 31, 2020 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our revenue recognition policies and processes.
Income Tax Expense – The overall effective tax rate from continuing operations was 18.2% for the three months ended March 31, 2020, and 31.0% for the three months ended March 31, 2019. Income tax expense for the three months ended March 31, 2020 includes a $51.3 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge, a $0.5 million discrete benefit related to vested or exercised stock compensation awards, offset partially by a $0.1 million discrete charge related to changes in uncertain tax positions. Income tax expense for the three months ended March 31, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions, and a $0.2 million discrete charge related to vested or exercised stock compensation awards. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).
2. Business Dispositions
We did not dispose of any dealerships during the three months ended March 31, 2020. We disposed of one luxury franchised dealership and three mid-line import franchised dealerships during the three months ended March 31, 2019 that generated net cash of approximately $121.7 million. The results of operations of each of these disposed dealerships remain in continuing operations in the accompanying unaudited condensed consolidated statements of income.
Revenues and other activities associated with disposed franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Income (loss) from operations	$(160)	$(2,553)
Gain (loss) on disposal	2	46,750
Lease exit accrual adjustments and charges	—	170
Pre-tax income (loss)	$(158)	$44,367
Total revenues	$—	$106,774

Revenues and other activities associated with disposed franchised dealerships classified as discontinued operations were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Income (loss) from operations	$(285)	$(180)
Lease exit accrual adjustments and charges	—	—
Pre-tax income (loss)	$(285)	$(180)
Total revenues	$—	$—
3. Inventories
Inventories consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
New vehicles	$1,072,318	$983,123
Used vehicles	324,526	319,791
Service loaners	152,254	152,278
Parts, accessories and other	59,120	62,683
Net inventories	$1,608,218	$1,517,875

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Land	$373,963	$373,301
Building and improvements	976,904	969,609
Furniture, fixtures and equipment	352,574	346,260
Construction in progress	53,214	50,928
Total, at cost	1,756,655	1,740,098
Less accumulated depreciation	(638,030)	(616,611)
Subtotal	1,118,625	1,123,487
Less assets held for sale (1)	(26,240)	(26,240)
Property and equipment, net	$1,092,385	$1,097,247

(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three months ended March 31, 2020 and 2019, capital expenditures were approximately $19.8 million and $30.6 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of March 31, 2020 and December 31, 2019 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
There were no fixed asset impairment charges for the three months ended March 31, 2020. Impairment charges for the three months ended March 31, 2019, were approximately $2.0 million, related to fair value adjustments of real estate at former EchoPark locations classified as held for sale.
5. Goodwill and Intangible Assets
Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our long-lived assets at the end of the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of our franchised dealership reporting unit goodwill was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268.0 million and a corresponding income tax benefit of $51.3 million to reduce the carrying value to fair value as of March 31, 2020. We utilized the Discounted Cash Flows ("DCF") method, using unobservable inputs (Level 3) to estimate Sonic's enterprise value as of March 31, 2020 and reconciled the discounted cash flows to Sonic's market capitalization, using quoted market price inputs (Level 1). The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs), control premium factors and residual growth rates.
The carrying amount of goodwill was approximately $207.8 million and $475.8 million as of March 31, 2020 and December 31, 2019, respectively. The carrying amount of goodwill for our franchised dealership reporting unit was $147.8 million and $415.8 million as of March 31, 2020 and December 31, 2019, respectively. The carrying amount of goodwill for our EchoPark reporting unit was $60.0 million as of March 31, 2020 and December 31, 2019. The total carrying amount of goodwill is net of accumulated impairment losses of approximately $1.1 billion and $797.6 million as of March 31, 2020 and December 31, 2019, respectively. The carrying amount of franchise assets was approximately $64.3 million as of both March 31, 2020 and December 31, 2019, respectively.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
2016 Revolving Credit Facility (1)	$210,000	$—
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
2019 Mortgage Facility (2)	109,088	109,088
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	191,248	194,535
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	158,855	161,345
Subtotal	$919,191	$714,968
Debt issuance costs	(7,549)	(8,082)
Total debt	911,642	706,886
Less current maturities	(80,803)	(69,908)
Long-term debt	$830,839	$636,978
(1)The interest rate on the 2016 Revolving Credit Facility (as defined below) was 175 and 150 basis points above LIBOR at March 31, 2020 and December 31, 2019, respectively.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 175 and 200 basis points above the London Interbank Offer Rate ("LIBOR") at March 31, 2020 and December 31, 2019, respectively.
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

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. As of March 31, 2020, the 2016 Revolving Borrowing Base was approximately $196.5 million based on balances as of such date which will go into effect upon filing of this Form 10-Q for the period ended March 31, 2020. As of March 31, 2020, we had $210.0 million in outstanding borrowings and approximately $13.0 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in no remaining borrowing availability under the 2016 Revolving Credit Facility.

The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility ( as amended, the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (as amended, the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount of up to $1.015 billion. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.265 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 30% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.
We agreed under the 2016 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on our Class A and Class B Common Stock so long as no event of

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2016 Credit Facilities.
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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of March 31, 2020.
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
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraisal value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of March 31, 2020, we had approximately $109.1 million of outstanding borrowings, resulting in total remaining borrowing availability of approximately $3.1 million under the 2019 Mortgage Facility.
Amounts outstanding under the 2019 Mortgage Facility bear interest at (1) a specified rate above LIBOR (as defined in the 2019 Mortgage Facility), ranging from 1.50% to 2.75% per annum according to a performance-based pricing grid determined by the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the 2019 Mortgage Facility) as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”); or (2) a specified rate above the Base Rate

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(as defined in the 2019 Mortgage Facility), ranging from 0.50% to 1.75% per annum according to the Performance Grid. Interest on the 2019 Mortgage Facility is paid monthly in arrears calculated using the Base Rate plus the Applicable Rate (as defined in the 2019 Mortgage Facility) according to the Performance Grid. Repayment of principal is paid quarterly commencing on March 31, 2020 through September 30, 2024 at a rate of 2.50% of the aggregate initial principal amount. A balloon payment of the remaining balance will be due at the November 22, 2024 maturity date. Prior to the November 22, 2024 maturity date, the Company reserves the right to prepay the principal amount outstanding at any time without premium or penalty provided the prepayment amount exceeds $0.5 million.
The 2019 Mortgage Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2019 Mortgage Facility permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.10 per share so long as no Event of Default (as defined in the 2019 Mortgage Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2019 Mortgage Facility.
Mortgage Notes to Finance Companies
As of March 31, 2020, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 4.01% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $350.1 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2020 and 2033.
Covenants
We agreed under the 2016 Credit Facilities and the 2019 Mortgage Facility not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities and the 2019 Mortgage Facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities and the 2019 Mortgage Facility contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.
We were in compliance with the financial covenants under the 2016 Credit Facilities and the 2019 Mortgage Facility as of March 31, 2020. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
March 31, 2020 actual	1.07	1.70	3.69
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2020, we had approximately $274.1 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2020.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2020, the ratio was 5.80 to 1.00.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments and Hedging Activities
Prior to March 9, 2018, we had outstanding interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate (these interest rate cash flow swap agreements were terminated on March 9, 2018 with a net $4.8 million payment to us from the counterparties, which is being amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income on a ratable basis over the original term of these agreements (through July 1, 2020)). As of both March 31, 2020 and December 31, 2019, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.5 million and $2.8 million in the years ended December 31, 2019 and 2018, respectively, upon entering into new interest rate cap agreements, and the cash premiums were reflected in operating cash flows for the period in which the premiums were paid. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $3.4 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively, and will be amortized into interest expense, other, net in the accompanying unaudited condensed consolidated statements of income over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions at March 31, 2020 was an asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. The fair value of the outstanding interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date.
Under the terms of the interest rate cap agreements, we will receive interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	End Date
(In millions)
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1)Under these interest rate caps, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income.
(2)The one-month LIBOR rate was approximately 0.993% at March 31, 2020.

The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of comprehensive income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying unaudited condensed consolidated statements of cash flows. For the three months ended March 31, 2020, we did not have incremental interest income (the excess of interest received over interest paid) related to the interest rate caps. For the three months ended March 31, 2019, incremental interest income (the excess of interest received over interest paid) related to the interest rate caps was approximately $0.4 million and is included as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income, and the interest amount is disclosed in the supplemental disclosures of cash flow information in the accompanying unaudited condensed consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $0.7 million.
7. Commitments and Contingencies
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects.
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2020 was approximately $0.4 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019 was approximately $1.2 million and $0.3 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $43.3 million and $46.5 million at March 31, 2020 and December 31, 2019, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2020.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $4.3 million at both March 31, 2020 and December 31, 2019.
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
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of right-of-use assets ("ROU assets"), property, plant and equipment and other intangibles and those used in the reporting unit valuation in the goodwill impairment evaluation.
The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required by Sonic in determining fair value is greatest for assets and liabilities

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2020	December 31, 2019
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$32,209	$32,799
Interest rate caps designated as hedges (2)	88	97
Total assets	$32,297	$32,896

Liabilities:
Deferred compensation plan (3)	$17,934	$17,890
Total liabilities	$17,934	$17,890
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of both March 31, 2020 and December 31, 2019, approximately $0.1 million was included in other assets in the accompanying unaudited condensed consolidated balance sheet.
(3)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were $268.0 million of impairment charges related to long-lived intangible assets assessed during the three months ended March 31, 2020 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Goodwill has been adjusted for fair value through impairment charges using Level 1 and Level 3 fair value inputs as discussed in Note 5, "Goodwill and Intangible Assets." Remaining intangible and long-lived assets will be evaluated as of the annual valuation assessment date of October 1, 2020 or as events or changes in circumstances require.
As of March 31, 2020 and December 31, 2019, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At March 31, 2020 and December 31, 2019, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
6.125% Notes (1)	$207,500	$250,000	$261,250	$250,000
Mortgage Notes (2)	$194,265	$191,248	$195,962	$194,535
(1)As determined by market quotations as of March 31, 2020 and December 31, 2019, respectively (Level 1).
(2)As determined by discounted cash flows (Level 3) based on estimated current market interest rates for comparable instruments.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2019	$(1,326)	$(736)	$(2,062)
Other comprehensive income (loss) before reclassifications (1)	294	—	294
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(566)	—	(566)
Net current-period other comprehensive income (loss)	(272)	—	(272)
Balance at March 31, 2020	$(1,598)	$(736)	$(2,334)
(1)Net of tax expense of $67 related to cash flow hedges.
(2)Net of tax benefit of $231 related to cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019.
10. Segment Information
As of March 31, 2020, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide customers an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
The reportable segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic's chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of: (1) the Company’s Chief Executive Officer; (2) the Company’s President; and (3) the Company’s Chief Financial Officer.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Segment Revenues:	(In thousands, except unit data)
Franchised Dealerships Segment revenues:
New vehicles	$959,489	$1,066,334
Used vehicles	566,888	603,949
Wholesale vehicles	42,440	52,533
Parts, service and collision repair	324,501	336,225
Finance, insurance and other, net	83,029	80,521
Franchised Dealerships Segment revenues	$1,976,347	$2,139,562

EchoPark Segment revenues:
Used vehicles	$283,164	$216,417
Wholesale vehicles	6,103	2,237
Parts, service and collision repair	10,179	5,205
Finance, insurance and other, net	32,263	25,717
EchoPark Segment revenues	$331,709	$249,576

Total consolidated revenues	$2,308,056	$2,389,138

	Three Months Ended March 31,
	2020	2019
Segment Income (Loss) (1):	(In thousands)
Franchised Dealerships Segment (2)	$22,656	$61,182
EchoPark Segment	2,096	2,106
Total segment income (loss)	$24,752	$63,288
Impairment charges (3)	(268,000)	(1,952)
Income (loss) from continuing operations before taxes	$(243,248)	$61,336

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	47,762	52,609
EchoPark Segment	13,986	11,051
Total retail new and used vehicle unit sales volume	61,748	63,660

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the three months ended March 31, 2019, the above amount includes a pre-tax net gain on the disposal of franchised dealerships of approximately $46.7 million, offset partially by approximately $6.3 million of pre-tax executive transition costs.
(3)For the three months ended March 31, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of COVID-19 which has adversely affected our business. For the three months ended March 31, 2019, the above amount includes approximately $1.9 million of pre-tax fair value adjustments to real estate at former EchoPark locations classified as held for sale.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Impairment Charges:
Franchised Dealerships Segment	$268,000	$26
EchoPark Segment	—	1,926
Total impairment charges	$268,000	$1,952

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Depreciation and amortization:
Franchised Dealerships Segment	$19,589	$20,237
EchoPark Segment	2,708	2,412
Total depreciation and amortization	$22,297	$22,649

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$9,608	$12,505
EchoPark Segment	900	721
Total floor plan interest expense	$10,508	$13,226

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$10,599	$12,414
EchoPark Segment	366	439
Total interest expense, other, net	$10,965	$12,853

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Capital expenditures:
Franchised Dealerships Segment	$17,249	$25,229
EchoPark Segment	2,556	5,390
Total capital expenditures	$19,805	$30,619

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2020	December 31, 2019
	(In thousands)
Assets:
Franchised Dealerships Segment assets	$3,550,745	$3,797,878
EchoPark Segment assets	244,219	244,054
Corporate and other:
Cash and cash equivalents	181,780	29,103
Total assets	$3,976,744	$4,071,035

11. Lease Accounting
The majority of our leases are related to dealership properties that are subject to long-term lease arrangements. In addition, we have certain equipment leases and contracts containing embedded leased assets that have been evaluated and included in the recorded ROU asset and lease liabilities as appropriate.
As a result of the adoption of ASC 842, “Leases,” on January 1, 2019, we are required to recognize a ROU asset and a lease liability in the accompanying unaudited condensed consolidated balance sheets at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at reduced cost using the effective interest method.
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
Variable lease payments associated with our leases are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense in our unaudited condensed consolidated statements of income in the same line item as expense arising from fixed lease payments (operating leases) or expense related to the reduction of the ROU asset (finance leases).
ROU assets for operating and finance leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC 360, “Property, Plant, and Equipment,” to determine whether the ROU asset is impaired and, if so, the amount of the impairment loss to recognize.
We regularly monitor events or changes in circumstances that may require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Following is information related to changes in our ROU asset and lease liability balances and other financial information for the three months ended March 31, 2020:

	As Reported December 31, 2019	New Leases	Modifications (1)	Reduction / Amortization	As Reported March 31, 2020
	(In thousands)
ROU Assets:
Finance Leases	$34,691	$—	$16,763	$(756)	$50,698
Operating Leases	337,842	—	17,191	(10,885)	344,148
Total ROU Assets	$372,533	$—	$33,954	$(11,641)	$394,846

Current Lease Liabilities:
Finance Leases	$1,564	$—	$18,588	$73	$20,225
Operating Leases	43,332	—	402	(595)	43,139
Total Current Lease Liabilities	$44,896	$—	$18,990	$(522)	$63,364

Long-Term Lease Liabilities:
Finance Leases	$36,313	$—	$(2,687)	$(410)	$33,216
Operating Leases	304,151	—	17,651	(10,431)	311,371
Total Long-Term Lease Liabilities	$340,464	$—	$14,964	$(10,841)	$344,587
(1)Includes the impact of remeasurements related to lease terminations and changes in assumptions around the probability of exercise of extension options.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Lease Expense:
Finance lease expense:
Reduction of ROU assets	$756	$709
Interest on lease liabilities	1,344	1,176
Operating lease expense (1)	16,610	17,997
Short-term lease expense (1)	420	427
Variable lease expense	718	114
Sublease income	(3,099)	(3,578)
Total	$16,749	$16,845
(1)Included in operating cash flows in the accompanying unaudited condensed consolidated statement of cash flows as of March 31, 2020.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$337	$281
Operating cash flows for finance leases	$1,344	$1,176
Operating cash flows for operating leases	$16,753	$18,469
ROU assets obtained in exchange for lease liabilities
Finance leases	$6,728	$9,983
Operating leases (1)	$27,226	$(10,711)

(1)Includes the impact of reclassification of ROU assets from operating leases to finance leases due to remeasurement.

	March 31, 2020	March 31, 2019
Other Information:
Weighted-average remaining lease term (in years)
Finance leases	7.8	11.4
Operating leases	9.6	9.8
Weighted-average discount rate
Finance leases	16.52%	18.31%
Operating leases	6.56%	6.86%

	Undiscounted Lease Cash Flows Under ASC 842 as of March 31, 2020
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
Remainder of 2020	$23,572	$48,808	$(8,343)
2021	6,075	60,674	(8,228)
2022	6,083	54,358	(6,103)
2023	6,144	52,687	(6,103)
2024	6,263	47,219	(5,042)
Thereafter	43,103	223,118	(4,270)
Total	$91,240	$486,864	$(38,089)

Less: Present value discount	(37,799)	(132,354)
Lease liabilities	$53,441	$354,510

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” in this report, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2019.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
We are one of the largest automotive retailers in the United States (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of March 31, 2020: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2020, we operated 86 stores in the Franchised Dealerships Segment and nine stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 99 new vehicle franchises (representing 21 different brands of cars and light trucks) and 15 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. Sales operations in our first EchoPark market in Denver, Colorado began in the fourth quarter of 2014. As of March 31, 2020, we had three EchoPark stores in operation in Colorado, four in Texas, one in North Carolina and one in California. By the end of 2020, we expect to open three additional EchoPark stores. We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests.
Beginning in the middle of March 2020 the novel coronavirus (“COVID-19”) pandemic began to adversely impact our business operations. All of the markets in which we currently operate are under various levels of “shelter-in-place” or “stay-at-home” orders from state and local governmental authorities, which in many cases significantly restrict our business operations and suppress consumer activity, in particular related to our vehicle sales activities. As a result, we saw significant declines in new and used vehicle unit sales volume, including a year-over-year decline of approximately 50% during the second half of March 2020 as compared to the second half of March 2019, and our parts and service business is currently operating below full capacity, despite automotive repair having been deemed an essential service in all of the markets in which we operate. We currently expect these trends to continue into the second quarter with the expectation that the majority of shelter-in-place and stay-at-home orders will be lifted in the latter half of the second quarter of 2020. If the shelter-in-place and stay-at-home orders are extended or there is a second wave of shut-downs in the second half of the year due to another outbreak of COVID-19, we would again expect to face headwinds on the demand side of our business.
As a result of these developments and the impact of COVID-19, we took various actions in an attempt to mitigate the financial impact of COVID-19 on our business during the first quarter of 2020. We have placed approximately 1,700 associates on unpaid leave, terminated an additional 1,200 associates, implemented additional compensation expense reductions, and instituted a hiring freeze. We have also taken actions to reduce our advertising expenses and non-essential spending, and postponed certain capital expenditures. We have taken steps to shore up our liquidity position and continue to evaluate opportunities for further expense reduction and additional sources of liquidity as we navigate the COVID-19 pandemic.
Executive Summary
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) decreased 12.4%, to 14.9 million vehicles, in the three months ended March 31, 2020, compared to 17.0 million vehicles in the three months ended March 31, 2019, according to data from Bloomberg Financial Markets, provided by Stephens Inc. Prior to COVID-19, analysts’ industry expectation for the total new vehicle SAAR in 2020 ranged

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
from 16.0 million to 17.0 million vehicles. It is difficult to anticipate what the total new vehicle SAAR may be in 2020 and beyond due to the rapidly evolving circumstances around the COVID-19 pandemic and related economic impact. Further changes in consumer confidence, unemployment levels, availability of consumer financing, manufacturer inventory production levels or incentive levels from automotive manufacturers or government programs could cause actual 2020 total new vehicle SAAR to vary from current expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Since we do not participate in any material manner in fleet sales, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 11.6 million vehicles for the three months ended March 31, 2020, a decrease of 8.7% from the prior year period.
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores since March 31, 2019, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2020 and are compared to the same prior year period. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
See “Future Liquidity Outlook” section for further discussion related to actions taken to preserve and increase liquidity.
Franchised Dealerships Segment
New vehicle revenue decreased 4.7% during the three months ended March 31, 2020, driven by a 6.1% decrease in new vehicle unit sales volume. New vehicle gross profit decreased 12.1% during the three months ended March 31, 2020, driven primarily by a 6.4% decrease in new vehicle gross profit per unit. New vehicle gross profit per unit decreased $144 per unit, or 6.4%, to $2,093 per unit in the three months ended March 31, 2020.
Retail used vehicle revenue decreased 1.8% during the three months ended March 31, 2020. Retail used vehicle unit sales volume increased 1.5% during the three months ended March 31, 2020. Retail used vehicle gross profit decreased 1.0% during the three months ended March 31, 2020, primarily driven by a decrease in retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $32 per unit, or 2.5%, to $1,240 per unit in the three months ended March 31, 2020. Wholesale vehicle gross loss decreased approximately $0.9 million, or 91.9%, during the three months ended March 31, 2020, primarily driven by a decrease in wholesale vehicle gross loss per unit of $124, or 91.2%. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 29 and 27 days as of March 31, 2020 and 2019, respectively.
Fixed Operations revenue increased 1.5% during the three months ended March 31, 2020. Fixed Operations gross profit increased 2.0% during the three months ended March 31, 2020, driven primarily by a 5.3% increase in customer pay (as hereinafter defined) gross profit. Fixed Operations gross margin increased 30 basis points, to 48.7%, during the three months ended March 31, 2020, driven primarily by higher levels of customer pay revenue and an increase in customer pay gross margin.
F&I revenue increased 6.9% during the three months ended March 31, 2020, driven primarily by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $150 per unit, or 9.9%, to $1,671 per unit, in the three months ended March 31, 2020. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell a high volume of retail new and used vehicles at our stores.
EchoPark Segment
Retail used vehicle revenue increased 22.6% during the three months ended March 31, 2020. Retail used vehicle unit sales volume increased 18.2% during the three months ended March 31, 2020. Combined retail used vehicle and F&I gross profit per unit decreased $126 per unit, or 5.5%, to $2,172 per unit during the three months ended March 31, 2020.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale vehicle gross loss was flat. We generally focus on maintaining used vehicle inventory days’ supply in the 30-to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 34 and 29 days as of March 31, 2020 and 2019, respectively.

Results of Operations – Consolidated
The following table lists other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of income:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Amounts are before the effect of income taxes)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Income Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$—	$—	$—	$46,680	$—	$46,680	SG&A expenses
Executive transition costs	—	—	—	(6,264)	—	(6,264)	SG&A expenses
Impairment charges	(268,000)	—	(268,000)	—	(1,926)	(1,926)	Impairment charges

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Brand	2020	2019
Luxury:
BMW	25.2%	21.2%
Mercedes	13.4%	12.2%
Audi	6.1%	6.7%
Lexus	4.8%	5.1%
Land Rover	4.3%	4.9%
Porsche	3.0%	3.2%
Cadillac	2.2%	2.2%
MINI	1.0%	1.0%
Other luxury (1)	2.3%	3.0%
Total Luxury	62.3%	59.5%
Mid-line Import:
Honda	14.8%	17.5%
Toyota	8.7%	8.7%
Volkswagen	0.9%	1.9%
Hyundai	1.1%	1.5%
Other imports (2)	0.5%	1.5%
Total Mid-line Import	26.0%	31.1%
Domestic:
Ford	5.9%	4.8%
General Motors (“GM”) (3)	5.8%	4.6%
Total Domestic	11.7%	9.4%
Total	100.0%	100.0%
(1)Includes Acura, Infiniti, Jaguar, Smart and Volvo.
(2)Includes Kia, Nissan, Scion and Subaru.
(3)Includes Buick, Chevrolet and GMC.
Results of Operations
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2020 and are compared to the same prior year period. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts,

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

Results of Operations – Consolidated
New Vehicles – Consolidated
The retail automotive industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the United States. The total and retail new vehicle SAAR below reflect all brands marketed or sold in the United States. The total and retail new vehicle SAAR include brands we do not sell and markets in which we do not operate; therefore, our new vehicle sales may not trend directly in line with the total and retail new vehicle SAAR. We believe that the retail new vehicle SAAR is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business. Beginning in the middle of March 2020, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities.

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	11.6	12.7	(8.7)%
Fleet new vehicle SAAR	3.3	4.3	(23.3)%
Total new vehicle SAAR (1)	14.9	17.0	(12.4)%
(1)Source: PIN from J.D. Power
The following table provides a reconciliation of consolidated reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$959,491	$1,006,903	$(47,412)	(4.7)%
Acquisitions, open points and dispositions	(2)	59,431	(59,433)	NM
Total as reported	$959,489	$1,066,334	$(106,845)	(10.0)%

Total new vehicle gross profit:
Same store	$45,465	$51,752	$(6,287)	(12.1)%
Acquisitions, open points and dispositions	(50)	2,044	(2,094)	NM
Total as reported	$45,415	$53,796	$(8,381)	(15.6)%

Total new vehicle unit sales:
Same store	21,724	23,133	(1,409)	(6.1)%
Acquisitions, open points and dispositions	—	2,064	(2,064)	NM
Total as reported	21,724	25,197	(3,473)	(13.8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$959,489	$1,066,334	$(106,845)	(10.0)%
Gross profit	$45,415	$53,796	$(8,381)	(15.6)%
Unit sales	21,724	25,197	(3,473)	(13.8)%
Revenue per unit	$44,167	$42,320	$1,847	4.4%
Gross profit per unit	$2,091	$2,135	$(44)	(2.1)%
Gross profit as a % of revenue	4.7%	5.0%	(30)	bps

Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$959,491	$1,006,903	$(47,412)	(4.7)%
Gross profit	$45,465	$51,752	$(6,287)	(12.1)%
Unit sales	21,724	23,133	(1,409)	(6.1)%
Revenue per unit	$44,167	$43,527	$640	1.5%
Gross profit per unit	$2,093	$2,237	$(144)	(6.4)%
Gross profit as a % of revenue	4.7%	5.1%	(40)	bps

For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles – Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.
Used Vehicles – Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. As with new vehicles, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations starting in the middle of March 2020, by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of consolidated reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$832,190	$793,460	$38,730	4.9%
Acquisitions, open points and dispositions	17,862	26,906	(9,044)	NM
Total as reported	$850,052	$820,366	$29,686	3.6%

Total used vehicle gross profit:
Same store	$30,444	$32,351	$(1,907)	(5.9)%
Acquisitions, open points and dispositions	1,686	4,657	(2,971)	NM
Total as reported	$32,130	$37,008	$(4,878)	(13.2)%

Total used vehicle unit sales:
Same store	39,105	36,692	2,413	6.6%
Acquisitions, open points and dispositions	919	1,771	(852)	NM
Total as reported	40,024	38,463	1,561	4.1%
NM = Not Meaningful

Our consolidated reported retail used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$850,052	$820,366	$29,686	3.6%
Gross profit	$32,130	$37,008	$(4,878)	(13.2)%
Unit sales	40,024	38,463	1,561	4.1%
Revenue per unit	$21,239	$21,329	$(90)	(0.4)%
Gross profit per unit	$803	$962	$(159)	(16.5)%
Gross profit as a % of revenue	3.8%	4.5%	(70)	bps

Our consolidated same store retail used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$832,190	$793,460	$38,730	4.9%
Gross profit	$30,444	$32,351	$(1,907)	(5.9)%
Unit sales	39,105	36,692	2,413	6.6%
Revenue per unit	$21,281	$21,625	$(344)	(1.6)%
Gross profit per unit	$779	$882	$(103)	(11.7)%
Gross profit as a % of revenue	3.7%	4.1%	(40)	bps

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

The following table provides a reconciliation of consolidated reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$48,313	$52,004	$(3,691)	(7.1)%
Acquisitions, open points and dispositions	230	2,766	(2,536)	NM
Total as reported	$48,543	$54,770	$(6,227)	(11.4)%

Total wholesale vehicle gross profit (loss):
Same store	$(154)	$(1,083)	$929	85.8%
Acquisitions, open points and dispositions	(3)	(184)	181	NM
Total as reported	$(157)	$(1,267)	$1,110	87.6%

Total wholesale vehicle unit sales:
Same store	8,586	7,972	614	7.7%
Acquisitions, open points and dispositions	89	675	(586)	NM
Total as reported	8,675	8,647	28	0.3%
NM = Not Meaningful

Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$48,543	$54,770	$(6,227)	(11.4)%
Gross profit (loss)	$(157)	$(1,267)	$1,110	87.6%
Unit sales	8,675	8,647	28	0.3%
Revenue per unit	$5,596	$6,334	$(738)	(11.7)%
Gross profit (loss) per unit	$(18)	$(147)	$129	87.8%
Gross profit (loss) as a % of revenue	(0.3)%	(2.3)%	200	bps

Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$48,313	$52,004	$(3,691)	(7.1)%
Gross profit (loss)	$(154)	$(1,083)	$929	85.8%
Unit sales	8,586	7,972	614	7.7%
Revenue per unit	$5,627	$6,523	$(896)	(13.7)%
Gross profit (loss) per unit	$(18)	$(136)	$118	86.8%
Gross profit (loss) as a % of revenue	(0.3)%	(2.1)%	180	bps

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

The following table provides a reconciliation of consolidated reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$336,725	$327,562	$9,163	2.8%
Acquisitions, open points and dispositions	(2,045)	13,868	(15,913)	NM
Total as reported	$334,680	$341,430	$(6,750)	(2.0)%

Total Fixed Operations gross profit:
Same store	$159,055	$155,851	$3,204	2.1%
Acquisitions, open points and dispositions	(1,157)	7,385	(8,542)	NM
Total as reported	$157,898	$163,236	$(5,338)	(3.3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$135,056	$137,721	$(2,665)	(1.9)%
Warranty	60,760	68,973	(8,213)	(11.9)%
Wholesale parts	38,706	39,297	(591)	(1.5)%
Internal, sublet and other	100,158	95,439	4,719	4.9%
Total revenue	$334,680	$341,430	$(6,750)	(2.0)%

Gross profit
Customer pay	$74,595	$74,326	$269	0.4%
Warranty	33,746	38,407	(4,661)	(12.1)%
Wholesale parts	6,667	6,796	(129)	(1.9)%
Internal, sublet and other	42,890	43,707	(817)	(1.9)%
Total gross profit	$157,898	$163,236	$(5,338)	(3.3)%

Gross profit as a % of revenue
Customer pay	55.2%	54.0%	120	bps
Warranty	55.5%	55.7%	(20)	bps
Wholesale parts	17.2%	17.3%	(10)	bps
Internal, sublet and other	42.8%	45.8%	(300)	bps
Total gross profit as a % of revenue	47.2%	47.8%	(60)	bps

Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$137,147	$133,233	$3,914	2.9%
Warranty	61,313	65,474	(4,161)	(6.4)%
Wholesale parts	38,706	38,157	549	1.4%
Internal, sublet and other	99,559	90,698	8,861	9.8%
Total revenue	$336,725	$327,562	$9,163	2.8%

Gross profit
Customer pay	$75,729	$71,929	$3,800	5.3%
Warranty	33,907	36,525	(2,618)	(7.2)%
Wholesale parts	6,667	6,565	102	1.6%
Internal, sublet and other	42,752	40,832	1,920	4.7%
Total gross profit	$159,055	$155,851	$3,204	2.1%

Gross profit as a % of revenue
Customer pay	55.2%	54.0%	120	bps
Warranty	55.3%	55.8%	(50)	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	42.9%	45.0%	(210)	bps
Total gross profit as a % of revenue	47.2%	47.6%	(40)	bps

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

The following table provides a reconciliation of consolidated reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$109,054	$99,384	$9,670	9.7%
Acquisitions, open points and dispositions	6,238	6,854	(616)	NM
Total as reported	$115,292	$106,238	$9,054	8.5%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,810	$1,669	$141	8.4%
Reported	$1,885	$1,676	$209	12.5%

Total combined new and used retail unit sales:
Same store	60,244	59,546	698	1.2%
Acquisitions, open points and dispositions	919	3,835	(2,916)	NM
Total as reported	61,163	63,381	(2,218)	(3.5)%
NM = Not Meaningful

Our consolidated reported F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$115,292	$106,238	$9,054	8.5%
Unit sales	61,163	63,381	(2,218)	(3.5)%
Gross profit per retail unit (excludes fleet)	$1,885	$1,676	$209	12.5%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$109,054	$99,384	$9,670	9.7%
Unit sales	60,244	59,546	698	1.2%
Gross profit per retail unit (excludes fleet)	$1,810	$1,669	$141	8.4%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships since March 31, 2019, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2020 and are compared to the same prior year period. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$959,491	$1,006,903	$(47,412)	(4.7)%
Acquisitions, open points and dispositions	(2)	59,431	(59,433)	NM
Total as reported	959,489	1,066,334	(106,845)	(10.0)%

Total new vehicle gross profit:
Same store	$45,465	$51,752	$(6,287)	(12.1)%
Acquisitions, open points and dispositions	(50)	2,044	(2,094)	NM
Total as reported	$45,415	$53,796	$(8,381)	(15.6)%

Total new vehicle unit sales:
Same store	21,724	23,133	(1,409)	(6.1)%
Acquisitions, open points and dispositions	—	2,064	(2,064)	NM
Total as reported	21,724	25,197	(3,473)	(13.8)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$959,489	$1,066,334	$(106,845)	(10.0)%
Gross profit	$45,415	$53,796	$(8,381)	(15.6)%
Unit sales	21,724	25,197	(3,473)	(13.8)%
Revenue per unit	$44,167	$42,320	$1,847	4.4%
Gross profit per unit	$2,091	$2,135	$(44)	(2.1)%
Gross profit as a % of revenue	4.7%	5.0%	(30)	bps

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$959,491	$1,006,903	$(47,412)	(4.7)%
Gross profit	$45,465	$51,752	$(6,287)	(12.1)%
Unit sales	21,724	23,133	(1,409)	(6.1)%
Revenue per unit	$44,167	$43,527	$640	1.5%
Gross profit per unit	$2,093	$2,237	$(144)	(6.4)%
Gross profit as a % of revenue	4.7%	5.1%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Store Franchised Dealerships Segment New Vehicles – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
New vehicle revenue decreased 4.7% and new vehicle unit sales volume decreased 6.1%, primarily driven by decreases in new vehicle unit sales volume at our California and Nevada dealerships, which were negatively impacted by governmental orders restricting vehicle sales activity for most of the second half of March 2020 due to COVID-19. New vehicle gross profit decreased approximately $6.3 million, or 12.1%. New vehicle gross profit per unit decreased $144 per unit, or 6.4%, to $2,093 per unit, primarily driven by decreases in new vehicle gross profit per unit at our BMW, Land Rover and Porsche dealerships.
Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$566,889	$577,043	$(10,154)	(1.8)%
Acquisitions, open points and dispositions	(1)	26,906	(26,907)	NM
Total as reported	$566,888	$603,949	$(37,061)	(6.1)%

Total used vehicle gross profit:
Same store	$32,288	$32,608	$(320)	(1.0)%
Acquisitions, open points and dispositions	26	4,130	(4,104)	NM
Total as reported	$32,314	$36,738	$(4,424)	(12.0)%

Total used vehicle unit sales:
Same store	26,038	25,641	397	1.5%
Acquisitions, open points and dispositions	—	1,771	(1,771)	NM
Total as reported	26,038	27,412	(1,374)	(5.0)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$566,888	$603,949	$(37,061)	(6.1)%
Gross profit	$32,314	$36,738	$(4,424)	(12.0)%
Unit sales	26,038	27,412	(1,374)	(5.0)%
Revenue per unit	$21,772	$22,032	$(260)	(1.2)%
Gross profit per unit	$1,241	$1,340	$(99)	(7.4)%
Gross profit as a % of revenue	5.7%	6.1%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$566,889	$577,043	$(10,154)	(1.8)%
Gross profit	$32,288	$32,608	$(320)	(1.0)%
Unit sales	26,038	25,641	397	1.5%
Revenue per unit	$21,772	$22,505	$(733)	(3.3)%
Gross profit per unit	$1,240	$1,272	$(32)	(2.5)%
Gross profit as a % of revenue	5.7%	5.7%	—	bps

Same Store Franchised Dealerships Segment Used Vehicles – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Retail used vehicle revenue decreased 1.8% and retail used vehicle unit sales volume increased 1.5% in spite of governmental orders restricting vehicle sales activity for most of the second half of March 2020 due to COVID-19. Retail used vehicle gross profit decreased approximately $0.3 million, or 1.0%, driven primarily by a decrease in retail used vehicle gross profit per unit of approximately $32 per unit, or 2.5%.

Wholesale Vehicles – Franchised Dealerships Segment
Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$42,440	$49,767	$(7,327)	(14.7)%
Acquisitions, open points and dispositions	—	2,766	(2,766)	NM
Total as reported	$42,440	$52,533	$(10,093)	(19.2)%

Total wholesale vehicle gross profit (loss):
Same store	$(83)	$(1,020)	$937	91.9%
Acquisitions, open points and dispositions	—	(184)	184	NM
Total as reported	$(83)	$(1,204)	$1,121	93.1%

Total wholesale vehicle unit sales:
Same store	6,910	7,473	(563)	(7.5)%
Acquisitions, open points and dispositions	—	675	(675)	NM
Total as reported	6,910	8,148	(1,238)	(15.2)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$42,440	$52,533	$(10,093)	(19.2)%
Gross profit (loss)	$(83)	$(1,204)	$1,121	93.1%
Unit sales	6,910	8,148	(1,238)	(15.2)%
Revenue per unit	$6,142	$6,447	$(305)	(4.7)%
Gross profit (loss) per unit	$(12)	$(148)	$136	91.9%
Gross profit (loss) as a % of revenue	(0.2)%	(2.3)%	210	bps

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$42,440	$49,767	$(7,327)	(14.7)%
Gross profit (loss)	$(83)	$(1,020)	$937	91.9%
Unit sales	6,910	7,473	(563)	(7.5)%
Revenue per unit	$6,142	$6,660	$(518)	(7.8)%
Gross profit (loss) per unit	$(12)	$(136)	$124	91.2%
Gross profit (loss) as a % of revenue	(0.2)%	(2.0)%	180	bps

We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35- day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 29 and 27 days as of March 31, 2020 and 2019, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Wholesale vehicle revenue decreased 14.7%, driven primarily by a 7.5% decrease in wholesale vehicle unit sales volume, as well as a 7.8% decrease in wholesale vehicle revenue per unit. The decrease in wholesale vehicle revenue is due in part to a reduction in wholesale auction activity due to the economic shutdown caused by the outbreak of COVID-19. Wholesale vehicle gross loss and gross loss per unit decreased 91.9% and 91.2%, respectively, primarily due to a prior year initiative to tighten a policy of wholesaling aged or undesirable units at auction in a more timely manner, thereby achieving a better wholesale vehicle gross loss per unit and improved inventory levels and quality.
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
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$327,151	$322,358	$4,793	1.5%
Acquisitions, open points and dispositions	(2,650)	13,867	(16,517)	NM
Total as reported	$324,501	$336,225	$(11,724)	(3.5)%

Total Fixed Operations gross profit:
Same store	$159,213	$156,060	$3,153	2.0%
Acquisitions, open points and dispositions	(1,117)	7,386	(8,503)	NM
Total as reported	$158,096	$163,446	$(5,350)	(3.3)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$134,798	$137,569	$(2,771)	(2.0)%
Warranty	60,760	68,973	(8,213)	(11.9)%
Wholesale parts	38,706	39,297	(591)	(1.5)%
Internal, sublet and other	90,237	90,386	(149)	(0.2)%
Total revenue	$324,501	$336,225	$(11,724)	(3.5)%

Gross profit
Customer pay	$74,593	$74,324	$269	0.4%
Warranty	33,746	38,407	(4,661)	(12.1)%
Wholesale parts	6,667	6,796	(129)	(1.9)%
Internal, sublet and other	43,090	43,919	(829)	(1.9)%
Total gross profit	$158,096	$163,446	$(5,350)	(3.3)%

Gross profit as a % of revenue
Customer pay	55.3%	54.0%	130	bps
Warranty	55.5%	55.7%	(20)	bps
Wholesale parts	17.2%	17.3%	(10)	bps
Internal, sublet and other	47.8%	48.6%	(80)	bps
Total gross profit as a % of revenue	48.7%	48.6%	10	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$136,913	$133,081	$3,832	2.9%
Warranty	61,313	65,474	(4,161)	(6.4)%
Wholesale parts	38,706	38,157	549	1.4%
Internal, sublet and other	90,219	85,646	4,573	5.3%
Total revenue	$327,151	$322,358	$4,793	1.5%

Gross profit
Customer pay	$75,728	$71,926	$3,802	5.3%
Warranty	33,907	36,525	(2,618)	(7.2)%
Wholesale parts	6,667	6,565	102	1.6%
Internal, sublet and other	42,911	41,044	1,867	4.5%
Total gross profit	$159,213	$156,060	$3,153	2.0%

Gross profit as a % of revenue
Customer pay	55.3%	54.0%	130	bps
Warranty	55.3%	55.8%	(50)	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	47.6%	47.9%	(30)	bps
Total gross profit as a % of revenue	48.7%	48.4%	30	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Fixed Operations revenue increased approximately $4.8 million, or 1.5%, and Fixed Operations gross profit increased approximately $3.2 million, or 2.0%, driven primarily by an increase in customer pay gross profit of approximately $3.8 million, or 5.3%, as a result of a strategic emphasis on maximizing growth opportunities in the customer pay business. In addition, warranty gross profit decreased approximately $2.6 million, or 7.2%, wholesale parts gross profit increased approximately $0.1 million, or 1.6%, and internal, sublet and other gross profit increased approximately $1.9 million, or 4.5%. While Fixed Operations business is not restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior has temporarily changed as a result of COVID-19 and we experienced a decrease in Fixed Operations activity in the second half of March 2020.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$78,830	$73,737	$5,093	6.9%
Acquisitions, open points and dispositions	4,199	6,784	(2,585)	NM
Total as reported	$83,029	$80,521	$2,508	3.1%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,671	$1,521	$150	9.9%
Reported	$1,760	$1,539	$221	14.4%

Total combined new and used retail unit sales:
Same store	47,177	48,495	(1,318)	(2.7)%
Acquisitions, open points and dispositions	—	3,835	(3,835)	NM
Total as reported	47,177	52,330	(5,153)	(9.8)%
NM = Not Meaningful

Our consolidated reported F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$83,029	$80,521	$2,508	3.1%
Unit sales	47,177	52,330	(5,153)	(9.8)%
Gross profit per retail unit (excludes fleet)	$1,760	$1,539	$221	14.4%

Our consolidated same store F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$78,830	$73,737	$5,093	6.9%
Unit sales	47,177	48,495	(1,318)	(2.7)%
Gross profit per retail unit (excludes fleet)	$1,671	$1,521	$150	9.9%

Same Store Franchised Dealerships Segment F&I – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

F&I revenues increased approximately $5.1 million, or 6.9%, and F&I gross profit per retail unit increased $150 per unit, or 9.9%, to $1,671 per unit. The growth in F&I revenues and F&I gross profit per retail unit was primarily due to an increase in retail used vehicle unit sales volume combined with an increase in gross profit per finance contract.
Finance contract revenue increased 3.6%, primarily due to a 7.5% increase in gross profit per finance contract, partially offset by a 3.6% decrease in finance contract volume as a result of lower retail new vehicle unit sales volume and a 70-basis point decrease in the finance contract penetration rate. Service contract revenue increased 4.1%, primarily due to a 5.5% increase in service contract volume as a result of higher retail used vehicle unit sales volume and a 280-basis point increase in the service contract penetration rate, partially offset by a 1.3% decrease in gross profit per service contract. Other aftermarket contract revenue remained flat due to a 2.1% increase in other aftermarket contact volume offset by a 2.0% decrease in gross profit per other aftermarket contract. The other aftermarket contract penetration rate increased 670-basis points. Consistent with

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
other revenue and gross profit streams, F&I revenue and gross profit were adversely impacted by the effect on lower new and used vehicle sales of the COVID-19 pandemic in the second half of March 2020.

Results of Operations – EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2020 and are compared to the same prior year period. The following discussion of used vehicles and F&I, wholesale vehicles, and parts, service and collision repair are on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
The EchoPark Segment same store results consist of the results of eight EchoPark stores, four in Texas, three in Colorado and one in North Carolina, for the three months ended March 31, 2020 compared to the same prior year period, as applicable. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations in the last 12 months.

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
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$265,301	$216,417	$48,884	22.6%
Acquisitions, open points and closures	17,863	—	17,863	NM
Total as reported	$283,164	$216,417	$66,747	30.8%

Total used vehicle gross profit (loss):
Same store	$(1,844)	$(257)	$(1,587)	(617.5)%
Acquisitions, open points and closures	1,660	527	1,133	NM
Total as reported	$(184)	$270	$(454)	(168.1)%

Total used vehicle unit sales:
Same store	13,067	11,051	2,016	18.2%
Acquisitions, open points and closures	919	—	919	NM
Total as reported	13,986	11,051	2,935	26.6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$30,224	$25,647	$4,577	17.8%
Acquisitions, open points and closures	2,039	70	1,969	NM
Total as reported	$32,263	$25,717	$6,546	25.5%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$283,164	$216,417	$66,747	30.8%
Used vehicle gross profit (loss)	$(184)	$270	$(454)	(168.1)%
Used vehicle unit sales	13,986	11,051	2,935	26.6%
Used vehicle revenue per unit	$20,246	$19,583	$663	3.4%
F&I revenue	$32,263	$25,717	$6,546	25.5%
Combined used vehicle gross profit and F&I revenue	$32,079	$25,987	$6,092	23.4%
Total used vehicle and F&I gross profit per unit	$2,294	$2,352	$(58)	(2.5)%

Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$265,301	$216,417	$48,884	22.6%
Used vehicle gross profit (loss)	$(1,844)	$(257)	$(1,587)	(617.5)%
Used vehicle unit sales	13,067	11,051	2,016	18.2%
Used vehicle revenue per unit	$20,303	$19,583	$720	3.7%
F&I revenue	$30,224	$25,647	$4,577	17.8%
Combined used vehicle gross profit and F&I revenue	$28,380	$25,390	$2,990	11.8%
Total used vehicle and F&I gross profit per unit	$2,172	$2,298	$(126)	(5.5)%

Same Store EchoPark Segment Used Vehicles and F&I – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Because our EchoPark stores do not provide customer-facing vehicle repair services, in certain markets, EchoPark has not been deemed an essential business under state and local restrictive orders. As such, EchoPark retail used vehicle unit sales volume has been negatively impacted by COVID-19 and related shelter-in-place or stay-at-home orders. However, we are permitted to complete online vehicle sales transactions with no-contact home deliveries in such markets.
Retail used vehicle revenue increased approximately $48.9 million, or 22.6%, driven primarily by an 18.2% increase in retail used vehicle unit sales volume and a 3.7% increase in retail used vehicle revenue per unit. Retail used vehicle gross loss increased approximately $1.6 million, or 617.5%, offset partially by an increase in F&I revenue of approximately $4.6 million, and an 11.8% increase in combined used vehicle gross profit and F&I revenue, driven primarily by higher retail used vehicle unit sales volume. Service contract gross profit increased 7.6% due primarily to a 240-basis point increase in the service

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
contract penetration rate. Other aftermarket contract gross profit increased 4.8%, driven primarily by a 750-basis point increase in the other aftermarket contract penetration rate. F&I penetration rates are generally higher in our EchoPark Segment than for used vehicle sales in our Franchised Dealerships Segment. Overall gross profit from front-end sales and F&I were negatively impacted by the reduction in sales that occurred in the second half of March 2020 that was precipitated by the impact of the COVID-19 pandemic.
Wholesale Vehicles – EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$5,873	$2,237	$3,636	162.5%
Acquisitions, open points and closures	230	—	230	NM
Total as reported	$6,103	$2,237	$3,866	172.8%

Total wholesale vehicle gross profit (loss):
Same store	$(71)	$(63)	$(8)	(12.7)%
Acquisitions, open points and closures	(3)	—	(3)	NM
Total as reported	$(74)	$(63)	$(11)	(17.5)%

Total wholesale vehicle unit sales:
Same store	1,676	499	1,177	235.9%
Acquisitions, open points and closures	89	—	89	NM
Total as reported	1,765	499	1,266	253.7%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$6,103	$2,237	$3,866	172.8%
Gross profit (loss)	$(74)	$(63)	$(11)	(17.5)%
Unit sales	1,765	499	1,266	253.7%
Revenue per unit	$3,458	$4,483	$(1,025)	(22.9)%
Gross profit (loss) per unit	$(42)	$(126)	$84	66.7%
Gross profit (loss) as a % of revenue	(1.2)%	(2.8)%	160	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same store wholesale vehicle results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$5,873	$2,237	$3,636	162.5%
Gross profit (loss)	$(71)	$(63)	$(8)	(12.7)%
Unit sales	1,676	499	1,177	235.9%
Revenue per unit	$3,504	$4,483	$(979)	(21.8)%
Gross profit (loss) per unit	$(42)	$(126)	$84	66.7%
Gross profit (loss) as a % of revenue	(1.2)%	(2.8)%	160	bps

Same Store EchoPark Segment Wholesale Vehicles – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Wholesale vehicle revenue increased due to increased wholesale vehicle unit sales volume, partially offset by a decrease in wholesale vehicle revenue per unit. Wholesale vehicle gross loss was flat. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction, affecting our wholesale gross profit (loss). However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher gross loss per unit) and increases the volume of trade-ins that we obtain from customers. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit out exposure to market pricing volatility. Our used vehicle days’ supply at our EchoPark stores was approximately 34 and 29 days as of March 31, 2020 and 2019, respectively.
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

The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$9,574	$5,204	$4,370	84.0%
Acquisitions, open points and closures	605	1	604	NM
Total as reported	$10,179	$5,205	$4,974	95.6%

Total Fixed Operations gross profit (loss):
Same store	$(158)	$(209)	$51	24.4%
Acquisitions, open points and closures	(40)	(1)	(39)	NM
Total as reported	$(198)	$(210)	$12	5.7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$10,179	$5,205	$4,974	95.6%
Gross profit (loss)	$(198)	$(210)	$12	5.7%
Gross profit (loss) as a % of revenue	(1.9)%	(4.0)%	210	bps

Our EchoPark Segment same store Fixed Operations results are as follows:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$9,574	$5,204	$4,370	84.0%
Gross profit (loss)	$(158)	$(209)	$51	24.4%
Gross profit (loss) as a % of revenue	(1.7)%	(4.0)%	230	bps

Same Store EchoPark Segment Fixed Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Fixed Operations revenue increased approximately $4.4 million, or 84.0%, primarily due to higher vehicle unit sales volume (and resulting inventory reconditioning requirements).

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

	Three Months Ended March 31,		Better / Worse
	2020	2019	Change	% Change
Segment Revenues:	(In thousands, except unit data)
Franchised Dealerships Segment revenues:
New vehicles	$959,489	$1,066,334	$(106,845)	(10.0)%
Used vehicles	566,888	603,949	(37,061)	(6.1)%
Wholesale vehicles	42,440	52,533	(10,093)	(19.2)%
Parts, service and collision repair	324,501	336,225	(11,724)	(3.5)%
Finance, insurance and other, net	83,029	80,521	2,508	3.1%
Franchised Dealerships Segment revenues	$1,976,347	$2,139,562	$(163,215)	(7.6)%

EchoPark Segment revenues:
Used vehicles	$283,164	$216,417	$66,747	30.8%
Wholesale vehicles	6,103	2,237	3,866	172.8%
Parts, service and collision repair	10,179	5,205	4,974	95.6%
Finance, insurance and other, net	32,263	25,717	6,546	25.5%
EchoPark Segment revenues	$331,709	$249,576	$82,133	32.9%

Total consolidated revenues	$2,308,056	$2,389,138	$(81,082)	(3.4)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$22,656	$61,182	$(38,526)	(63.0)%
EchoPark Segment	2,096	2,106	(10)	(0.5)%
Total segment income (loss)	$24,752	$63,288	$(38,536)	(60.9)%
Impairment charges (3)	(268,000)	(1,952)	(266,048)	(13629.5)%
Income (loss) from continuing operations before taxes	$(243,248)	$61,336	$(304,584)	(496.6)%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	47,762	52,609	(4,847)	(9.2)%
EchoPark Segment	13,986	11,051	2,935	26.6%
Total retail new and used vehicle unit sales volume	61,748	63,660	(1,912)	(3.0)%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the three months ended March 31, 2019, the above amount includes a pre-tax net gain on the disposal of franchised dealerships of approximately $46.7 million, offset partially by approximately $6.3 million of pre-tax executive transition costs.
(3)For the three months ended March 31, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of COVID-19 which has adversely affected our business. For the three months ended March 31, 2019, the above amount includes approximately $1.9 million of pre-tax fair value adjustments to real estate at former EchoPark locations classified as held for sale.

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
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$174,422	$184,185	$9,763	5.3%
Advertising	14,135	15,050	915	6.1%
Rent	13,865	15,250	1,385	9.1%
Other	79,734	32,610	(47,124)	(144.5)%
Total SG&A expenses	$282,156	$247,095	$(35,061)	(14.2)%

SG&A expenses as a % of gross profit:
Compensation	49.8%	51.3%	150	bps
Advertising	4.0%	4.2%	20	bps
Rent	4.0%	4.2%	20	bps
Other	22.7%	9.1%	(1,360)	bps
Total SG&A expenses as a % of gross profit	80.5%	68.8%	(1,170)	bps

Overall SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to an increase in variable other SG&A expense, offset partially by a decrease in fixed compensation expense. Compensation expense decreased both in dollar amount and as a percentage of gross profit, primarily due to a lower level of variable compensation expense due to lower levels of sales activity and related gross profit. Advertising expense decreased both in dollar amount and as a percentage of gross profit, due primarily to decreased marketing needs as a result of lower vehicle sales volume due to COVID-19. Rent expense decreased both in dollar amount and as a percentage of gross profit, primarily due to the disposal of several franchised dealerships year-over-year. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit due primarily to a net benefit from the gain on disposal of franchised dealerships in the prior year. For the three months ended March 31, 2019, SG&A expenses include a net gain on the disposal of franchised dealerships of approximately $46.7 million, offset partially by approximately $6.3 million of executive transition costs.
Impairment Charges – Consolidated
Impairment charges increased approximately $266.0 million during the three months ended March 31, 2020. Impairment charges for the three months ended March 31, 2020 were related to fair value adjustments to goodwill. Impairment charges for the three months ended March 31, 2019 are related to fair value adjustments of real estate at former EchoPark locations classified as held for sale.
Depreciation and Amortization – Consolidated
Depreciation expense decreased approximately $0.4 million, or 1.6% during the three months ended March 31, 2020, due primarily to the disposition and aging of assets.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Floor Plan – Consolidated
Interest expense, floor plan for new vehicles decreased approximately $2.8 million, or 23.8%. The average new vehicle floor plan notes payable balance increased approximately $0.3 million, which did not significantly impact new vehicle floor plan interest expense. The average new vehicle floor plan interest rate was 2.58%, down from 3.39% in the three months ended March 31, 2019, resulting in a decrease in new vehicle floor plan interest expense of approximately $2.8 million.
Interest expense, floor plan for used vehicles increased approximately $0.1 million, or 4.5%. The average used vehicle floor plan notes payable balance increased approximately $34.6 million, resulting in an decrease in used vehicle floor plan interest expense of approximately $0.3 million. The average used vehicle floor plan interest rate was 2.73%, down from 3.07% in the three months ended March 31, 2019, resulting in an decrease in used vehicle floor plan interest expense of approximately $0.2 million.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended March 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Stated/coupon interest	$9,214	$12,439	$3,225	25.9%
Deferred loan cost amortization	557	591	34	5.8%
Interest rate hedge expense (benefit)	(427)	(597)	(170)	(28.5)%
Capitalized interest	(420)	(679)	(259)	(38.1)%
Interest on finance lease liabilities	1,344	1,176	(168)	(14.3)%
Other interest	697	(77)	(774)	(1,005.2)%
Total interest expense, other, net	$10,965	$12,853	$1,888	14.7%

Interest expense, other, net decreased approximately $1.9 million during the three months ended March 31, 2020, primarily due to lower stated/coupon interest related to the repurchase of the remaining 5.0% Senior Subordinated Notes due 2023 (the "5.0% Notes") on December 30, 2019, offset partially by an increase in other interest and capitalized interest.
Income Taxes
The overall effective tax rate from continuing operations was 18.2% for the three months ended March 31, 2020, and 31.0% for the three months ended March 31, 2019. Income tax expense for the three months ended March 31, 2020 includes a $51.3 million benefit related to the $268.0 million goodwill impairment charge and a $0.5 million discrete benefit related to vested or exercised stock compensation awards, offset partially by a $0.1 million discrete charge related to changes in uncertain tax positions. Income tax expense for the three months ended March 31, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions, and a $0.2 million discrete charge related to vested or exercised stock compensation awards. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2020 and expect to be in compliance for at least the next twelve months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility, the indenture governing the 6.125% Notes and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2020, we had approximately $274.1 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$181,780	$29,103
Availability under the 2016 Revolving Credit Facility	—	230,689
Availability under our used vehicle floor plan facilities	26,613	17,090
Availability under the 2019 Mortgage Facility	3,090	3,090
Floor plan deposit balance	100,000	—
Total available liquidity resources	$311,483	$279,972
We participate in a program with two of our manufacturer-affiliated finance companies wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of approximately $100.0 million as of March 31, 2020 is classified in other current assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2020. There was no deposit balance as of December 31, 2019.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 2.60% and 3.38% in the three months ended March 31, 2020 and 2019, respectively.
We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.0 million and $9.3 million in floor plan assistance in the three months ended March 31, 2020 and 2019, respectively. We recognized in cost of sales approximately $9.0 million in manufacturer floor plan assistance in both the three months ended March 31, 2020 and 2019. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the three months ended March 31, 2020 were approximately $19.8 million, including approximately $17.2 million related to our Franchised Dealerships Segment and approximately $2.6 million related to our EchoPark Segment, all of which was funded through cash flows from operations. Of this amount, approximately $14.9 million was related to facility construction projects, while fixed assets utilized in our store operations accounted for the remaining $4.9 million. As of March 31, 2020, commitments for facility construction projects totaled approximately $25.4 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Share Repurchase Program

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2020, we repurchased approximately 0.7 million shares of our Class A Common Stock for approximately $21.3 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of March 31, 2020, our total remaining repurchase authorization was approximately $59.9 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2020, we had approximately $274.1 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended March 31, 2020, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of March 13, 2020, which was paid on April 15, 2020. Subsequent to March 31, 2020, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2020 to be paid on July 15, 2020. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indenture governing the 6.125% Notes also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2020, we had approximately $274.1 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Net cash used in operating activities in the three months ended March 31, 2020 was approximately $47.2 million. This use of cash was comprised primarily of an increase in other assets and an increase in receivables, offset partially by increases in notes payable – floor plan – trade and inventories and a decrease in cash inflows related to operating profits. In the three months ended March 31, 2019, net cash used in operating activities was approximately $94.3 million. This use of cash was comprised primarily of an increase in other assets and a decrease in notes payable – floor plan – trade, offset partially by decreases in receivables and cash inflows related to operating profits.
Net cash used in investing activities in the three months ended March 31, 2020 was approximately $19.6 million. This use of cash was comprised primarily of purchases of land, property and equipment, offset partially by proceeds from sales of property and equipment. Net cash provided by investing activities in the three months ended March 31, 2019 was approximately $92.2 million. This provision of cash was comprised primarily of proceeds from the sale of franchised dealerships and property and equipment, offset partially by purchases of land, property and equipment.

Net cash provided by financing activities in the three months ended March 31, 2020 was approximately $219.5 million. This provision of cash was comprised primarily of proceeds from net borrowings on revolving credit facilities and net borrowings of notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt. Net cash used in financing activities in the three months ended March 31, 2019 was approximately $1.0 million. This use of cash was comprised primarily of net borrowings of notes payable – floor plan – non-trade, offset partially by payments on long-term debt and purchases of treasury stock.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash provided by combined trade and non-trade floor plan financing used in combined trade and non-trade floor plan financing was approximately $7.6 million in the three months ended March 31, 2020. Net cash used in combined trade and non-trade floor plan financing was approximately $48.1 million in the three months ended March 31, 2019. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash used in operating activities of approximately $6.0 million and $84.5 million in the three months ended March 31, 2020 and 2019, respectively.
One factor that management uses to measure cash flow generation or use is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments. That measure is provided and reconciled to the nearest comparable GAAP financial measure in the table below:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$(199,333)				$42,221
Provision for income taxes				(44,200)				18,935
Income (loss) before taxes	$(245,344)	$2,096	$(285)	$(243,533)	$61,156	$180	$(180)	$61,156
Non-floor plan interest (1)	10,043	365	—	10,408	11,829	433	—	12,262
Depreciation & amortization (2)	20,144	2,708	—	22,852	20,824	2,418	—	23,242
Stock-based compensation expense	2,427	—	—	2,427	2,814	—	—	2,814
Loss (gain) on exit of leased dealerships	—	—	—	—	(170)	—	—	(170)
Asset impairment charges	268,000	—	—	268,000	26	1,926	—	1,952
Loss (gain) on franchise disposals	—	—	—	—	(46,750)	—	—	(46,750)
Adjusted EBITDA (3)	$55,270	$5,169	$(285)	$60,154	$49,729	$4,957	$(180)	$54,506
(1)Includes the following line items from the accompanying unaudited condensed consolidated statements of income, net of any amortization of debt issuance costs or net debt discount/premium included in (2) below: interest expense, other, net; interest expense, non-cash, convertible debt; and interest expense/amortization, non-cash, cash flow swaps.
(2)Includes the following line items from the accompanying unaudited condensed consolidated statements of cash flows: depreciation and amortization of property and equipment; debt issuance cost amortization; and net debt discount/premium amortization and other amortization.
(3)Adjusted EBITDA is a non-GAAP financial measure.

Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the 2016 Credit Facilities (or any replacements thereof), the 2019 Mortgage Facility (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We believe the second quarter of 2020 will be challenging from an operational standpoint due to the anticipated lower level of sales activity resulting from the COVID-19 pandemic. We have taken actions to increase overall liquidity by ensuring all vehicles that are available for flooring are floored, negotiating with landlords and other vendors for payment abatements or deferrals, reviewing our portfolio of unencumbered owned real estate for mortgage opportunities, taking advantage of certain federal and state programs for the deferral of payment of certain types of taxes (income, payroll, sales, withholding and property), seeking amendments to our outstanding credit facilities and exploring sources of liquidity provided through various governmental programs.
Currently, the effects of the COVID-19 pandemic have not affected our cost of or access to capital and funding sources. We do not anticipate any materially negative changes to our cost of or access to capital over the near or longer term other than

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the expectation that operating results for the second quarter of 2020 will be significantly less than those from the prior year period.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $43.3 million and $46.5 million at March 31, 2020 and December 31, 2019, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2020.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both March 31, 2020 and December 31, 2019.
See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion regarding these guarantees and indemnification obligations.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $1.5 billion at March 31, 2020. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $5.0 million in the three months ended March 31, 2020. Of the total change in interest expense, approximately $4.0 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2020 due to the leases containing LIBOR floors which were above the LIBOR rate during the three months ended March 31, 2020.
We also have interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of the outstanding interest rate cap positions at March 31, 2020 was an asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. During 2018, we terminated all of our previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which is being amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income on a ratable basis over the original term of the agreements (through July 1, 2020). The fair value of the outstanding interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2020 was approximately $0.4 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.
Our business could be adversely affected by the effects of widespread public health epidemics.
The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of inventory or parts to us or our manufacturing partners. For example, in early 2020, the worldwide spread of COVID-19 led to widespread disruptions to travel and economic activity, including automobile manufacturing and supply chain shut-downs. The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

10.1*
Amendment No. 1 to Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of March 31, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent.

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

SONIC AUTOMOTIVE, INC.

May 11, 2020	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

May 11, 2020	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer