Form 10-Q
period 2020-06-30
SONIC AUTOMOTIVE INC
filed 2020-07-31
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2020, there were 30,582,890 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$900,003	$1,204,754	$1,859,492	$2,271,088
Used vehicles	808,877	885,627	1,658,930	1,705,992
Wholesale vehicles	33,175	50,039	81,718	104,810
Total vehicles	1,742,055	2,140,420	3,600,140	4,081,890
Parts, service and collision repair	259,058	355,312	593,738	696,742
Finance, insurance and other, net	110,773	118,349	226,064	224,587
Total revenues	2,111,886	2,614,081	4,419,942	5,003,219
Cost of Sales:
New vehicles	(854,617)	(1,148,354)	(1,768,690)	(2,160,892)
Used vehicles	(781,506)	(848,898)	(1,599,428)	(1,632,256)
Wholesale vehicles	(33,601)	(50,752)	(82,303)	(106,789)
Total vehicles	(1,669,724)	(2,048,004)	(3,450,421)	(3,899,937)
Parts, service and collision repair	(134,779)	(184,766)	(311,560)	(362,960)
Total cost of sales	(1,804,503)	(2,232,770)	(3,761,981)	(4,262,897)
Gross profit	307,383	381,311	657,961	740,322
Selling, general and administrative expenses	(230,359)	(294,532)	(512,515)	(541,626)
Impairment charges	(833)	—	(268,833)	(1,952)
Depreciation and amortization	(22,647)	(23,806)	(44,944)	(46,456)
Operating income (loss)	53,544	62,973	(168,331)	150,288
Other income (expense):
Interest expense, floor plan	(6,314)	(12,518)	(16,822)	(25,744)
Interest expense, other, net	(9,797)	(13,628)	(20,762)	(26,481)
Other income (expense), net	—	(5)	100	95
Total other income (expense)	(16,111)	(26,151)	(37,484)	(52,130)
Income (loss) from continuing operations before taxes	37,433	36,822	(205,815)	98,158
Provision for income taxes for continuing operations - benefit (expense)	(6,437)	(10,071)	37,680	(29,058)
Income (loss) from continuing operations	30,996	26,751	(168,135)	69,100
Discontinued operations:
Income (loss) from discontinued operations before taxes	(289)	(213)	(573)	(393)
Provision for income taxes for discontinued operations - benefit (expense)	84	61	166	114
Income (loss) from discontinued operations	(205)	(152)	(407)	(279)
Net income (loss)	$30,791	$26,599	$(168,542)	$68,821
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.72	$0.62	$(3.93)	$1.61
Earnings (loss) per share from discontinued operations	—	—	(0.01)	(0.01)
Earnings (loss) per common share	$0.72	$0.62	$(3.94)	$1.60
Weighted-average common shares outstanding	42,940	43,066	42,779	42,953
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.71	$0.62	$(3.93)	$1.60
Earnings (loss) per share from discontinued operations	—	(0.01)	(0.01)	—
Earnings (loss) per common share	$0.71	$0.61	$(3.94)	$1.60
Weighted-average common shares outstanding	43,575	43,230	42,779	43,060

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$30,791	$26,599	$(168,542)	$68,821
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	419	(1,400)	780	(3,748)
Amortization of terminated interest rate swap agreements	(835)	(632)	(1,632)	(921)
Total other comprehensive income (loss) before taxes	(416)	(2,032)	(852)	(4,669)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	161	620	325	1,396
Other comprehensive income (loss)	(255)	(1,412)	(527)	(3,273)
Comprehensive income (loss)	$30,536	$25,187	$(169,069)	$65,548

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$115,724	$29,103
Receivables, net	322,703	432,742
Inventories	1,176,506	1,517,875
Other current assets	124,170	37,890
Total current assets	1,739,103	2,017,610
Property and Equipment, net	1,112,873	1,097,247
Goodwill	207,791	475,791
Other Intangible Assets, net	64,300	64,300
Operating Right-of-Use Lease Assets	341,410	337,842
Finance Right-of-Use Lease Assets	38,513	34,691
Other Assets	91,435	43,554
Total Assets	$3,595,425	$4,071,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$603,211	$860,871
Notes payable - floor plan - non-trade	614,102	678,223
Trade accounts payable	105,784	135,217
Operating short-term lease liabilities	44,739	43,332
Finance short-term lease liabilities	1,243	1,564
Accrued interest	13,341	10,830
Other accrued liabilities	293,714	266,211
Current maturities of long-term debt	72,043	69,908
Total current liabilities	1,748,177	2,066,156
Long-Term Debt	677,488	636,978
Other Long-Term Liabilities	75,344	73,746
Operating Long-Term Lease Liabilities	307,528	304,151
Finance Long-Term Lease Liabilities	40,274	36,313
Deferred Income Taxes	1,912	8,927
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 65,603,746 shares issued and 30,965,255 shares outstanding at June 30, 2020; 64,733,667 shares issued and 31,105,000 shares outstanding at December 31, 2019	656	647
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2020 and December 31, 2019	121	121
Paid-in capital	761,293	755,904
Retained earnings	613,033	790,158
Accumulated other comprehensive income (loss)	(2,589)	(2,062)
Treasury stock, at cost; 34,638,491 Class A Common Stock shares held at June 30, 2020 and 33,628,667 Class A Common Stock shares held at December 31, 2019	(627,812)	(600,004)
Total Stockholders’ Equity	744,702	944,764
Total Liabilities and Stockholders’ Equity	$3,595,425	$4,071,035

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at March 31, 2019	64,677	$647	(33,625)	$(599,956)	12,029	$121	$747,920	$701,182	$2,372	$852,286
Shares awarded under stock compensation plans	51	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(4)	(48)	—	—	—	—	—	(48)
Effect of cash flow hedge instruments, net of tax benefit of $620	—	—	—	—	—	—	—	—	(1,412)	(1,412)
Restricted stock amortization	—	—	—	—	—	—	2,612	—	—	2,612
Net income (loss)	—	—	—	—	—	—	—	26,599	—	26,599
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,109)	—	(3,109)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at June 30, 2019	64,728	$647	(33,629)	$(600,004)	12,029	$121	$750,532	$723,469	$960	$875,725

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at March 31, 2020	65,199	$652	(34,364)	$(621,290)	12,029	$121	$758,327	$586,511	$(2,334)	$721,987
Shares awarded under stock compensation plans	405	4	—	—	—	—	(5)	—	—	(1)
Purchases of treasury stock	—	—	(274)	(6,522)	—	—	—	—	—	(6,522)
Effect of cash flow hedge instruments, net of tax benefit of $161	—	—	—	—	—	—	—	—	(255)	(255)
Restricted stock and option amortization	—	—	—	—	—	—	2,971	—	—	2,971
Net income (loss)	—	—	—	—	—	—	—	30,791	—	30,791
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,066)	—	(3,066)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at June 30, 2020	65,604	$656	(34,638)	$(627,812)	12,029	$121	$761,293	$613,033	$(2,589)	$744,702

SONIC AUTOMOTIVE, INC.

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
Shares awarded under stock compensation plans	531	5	—	—	—	—	54	—	—	59
Purchases of treasury stock	—	—	(153)	(2,381)	—	—	—	—	—	(2,381)
Effect of cash flow hedge instruments, net of tax benefit of $1,396	—	—	—	—	—	—	—	—	(3,273)	(3,273)
Restricted stock amortization	—	—	—	—	—	—	5,426	—	—	5,426
Net income (loss)	—	—	—	—	—	—	—	68,821	—	68,821
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	(7,428)	—	(7,428)
Class A dividends declared ($0.20)	—	—	—	—	—	—	—	(6,209)	—	(6,209)
Class B dividends declared ($0.20)	—	—	—	—	—	—	—	(2,406)	—	(2,406)
Balance at June 30, 2019	64,728	$647	(33,629)	$(600,004)	12,029	$121	$750,532	$723,469	$960	$875,725

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$755,904	$790,158	$(2,062)	$944,764
Shares awarded under stock compensation plans	870	9	—	—	—	—	(8)	—	—	1
Purchases of treasury stock	—	—	(1,009)	(27,808)	—	—	—	—	—	(27,808)
Effect of cash flow hedge instruments, net of tax benefit of $325	—	—	—	—	—	—	—	—	(527)	(527)
Restricted stock and option amortization	—	—	—	—	—	—	5,397	—	—	5,397
Net income (loss)	—	—	—	—	—	—	—	(168,542)	—	(168,542)
Class A dividends declared ($0.20)	—	—	—	—	—	—	—	(6,177)	—	(6,177)
Class B dividends declared ($0.20)	—	—	—	—	—	—	—	(2,406)	—	(2,406)
Balance at June 30, 2020	65,604	$656	(34,638)	$(627,812)	12,029	$121	$761,293	$613,033	$(2,589)	$744,702
(1)See Note 1, “Summary of Significant Accounting Policies,” for further discussion.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(168,542)	$68,821
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	43,462	44,884
Provision for bad debt expense	345	205
Debt issuance cost amortization	1,182	1,189
Stock-based compensation expense	5,397	5,426
Deferred income taxes	(60,035)	(5,560)
Net distributions from equity investee	465	205
Asset impairment charges	268,833	1,952
Loss (gain) on disposal of dealerships and property and equipment	2,364	(46,065)
Loss (gain) on exit of leased dealerships	—	(170)
Changes in assets and liabilities that relate to operations:
Receivables	139,305	82,537
Inventories	341,340	(31,566)
Other assets	(45,013)	(65,637)
Notes payable - floor plan - trade	(257,660)	(67,835)
Trade accounts payable and other liabilities	(43,695)	(45,245)
Total adjustments	396,290	(125,680)
Net cash provided by (used in) operating activities	227,748	(56,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(61,733)	(51,234)
Proceeds from sales of property and equipment	163	2,301
Proceeds from sales of dealerships	(886)	121,337
Net cash provided by (used in) investing activities	(62,456)	72,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(64,121)	1,643
Borrowings on revolving credit facilities	460,916	303,235
Repayments on revolving credit facilities	(460,916)	(303,235)
Proceeds from issuance of long-term debt	53,135	—
Debt issuance costs	(1,252)	2
Principal payments and repurchase of long-term debt	(10,423)	(11,715)
Principal payments of long-term lease liabilities	(19,620)	—
Purchases of treasury stock	(27,808)	(2,381)
Issuance of shares under stock compensation plans	1	59
Dividends paid	(8,583)	(6,867)
Net cash provided by (used in) financing activities	(78,671)	(19,259)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,621	(3,714)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,103	5,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,724	$2,140

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Effect of cash flow hedge instruments (net of tax benefit of $325 and $1,396 in the six months ended June 30, 2020 and 2019, respectively)	$(527)	$(3,273)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$34,939	$53,143
Income taxes	$79	$41,305
See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Additionally, the ongoing COVID-19 pandemic could impact earnings for the remainder of 2020 and beyond. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID 19 – The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020. During the first half of 2020, the impact on the economy affected both consumer demand and supply of manufactured goods as many countries around the world and states in the United States (the "U.S.") mandated restrictions on citizen movements (i.e. shelter-in-place or stay-at-home orders) or on retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated many positions. In the U.S., the government passed several measures through the legislature that were signed by the President and enacted into law. Those measures include the Coronavirus Aid, Relief, and Economic Security Act and the Families First Coronavirus Response Act. Both such acts attempt to provide short-term relief to families and businesses as a result of the economic impacts of the COVID-19 pandemic.
As a result of the pandemic and related shelter-in-place or stay-at-home orders, we have transitioned many of our teammates to remote work arrangements. In situations where a teammate's role does not permit remote work (i.e., service repair technicians), we have implemented staggered work hours and other social distancing measures to promote the health and safety of our teammates and guests. As a result of the systems and infrastructure we had in place prior to the pandemic, we have been able to effectively maintain our back-office operations, financial reporting and internal control processes with minimal disruption.
All of our store operations have been impacted by the crisis to varying degrees. As of March 31, 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers. As of June 30, 2020, most of such restrictions have been relaxed; however, our stores remain subject to certain health and safety policies and practices that may affect the way we sell vehicles and interact with our guests. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have been able to continue to conduct business throughout the pandemic to date, but must maintain certain local standards for social distancing to promote the health and safety of our teammates and guests. As a result of these restrictions and their effect on consumer behavior, in the last several weeks of March 2020, we experienced 30%-50% declines in unit sales of new and used vehicles (as compared to the prior year period) and 15%-30% reductions in repair order activity in fixed operations. The entire month of April 2020 was more severely impacted, with new and used vehicle same store unit sales volume 30%-40% below the prior year period and fixed operations same store gross profit approximately 45% below the prior year period. Beginning in May 2020, new and used vehicle unit sales volume and fixed operations repair activity began to improve as state and local jurisdictions relaxed their shelter-in-place or stay-at-home orders and consumer activity began to recover. For the month of June 2020, new vehicle same store unit sales volume was down approximately 15%, used vehicle same store unit sales volume was up approximately 9%, and fixed operations same store gross profit was down approximately 2%, in each case when compared to the prior year period.
The effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued recovery in the second half of 2020, the outbreak may cause changes in customer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs. This may lead to increased asset recovery and valuation risks, such as impairment of additional long-lived assets. In addition, uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Based on the events and circumstances around the COVID-19 pandemic, during the first quarter of 2020, we evaluated our long-lived assets for impairment. This evaluation included reviews of fixed assets and related right-of-use assets, franchise assets and goodwill. As a result of this evaluation, we determined the carrying values of all long-lived assets to be recoverable at March 31, 2020 with the exception of goodwill related to our franchised dealership reporting unit, resulting in a non-cash goodwill impairment charge of $268.0 million. One of the primary factors which contributed to the conclusion that goodwill was impaired was the decline in the market value of Sonic's stock between the announcement date of the pandemic on March 11, 2020 to March 31, 2020. See Note 5 for further discussion.
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
Receivables, net in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 include approximately $4.6 million and $5.1 million, respectively, related to work in process and contract assets related to F&I retro revenues of approximately $8.5 million and $12.9 million, respectively. Changes in contract assets from December 31, 2019 to June 30, 2020 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our revenue recognition policies and processes.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes – The overall effective tax rate from continuing operations was 17.2% and 18.3% for the three and six months ended June 30, 2020, respectively, and 27.4% and 29.6% for the three and six months ended June 30, 2019, respectively. Income tax benefit for the three months ended June 30, 2020 includes a $3.4 million discrete benefit related to the favorable resolution of certain tax matters and other adjustments, offset partially by a $0.3 million discrete charge related to vested or exercised stock compensation awards. Income tax benefit for the six months ended June 30, 2020 includes a $55.8 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge, a $0.2 million discrete benefit related to vested or exercised stock compensation awards, and a $0.2 million discrete benefit related to the favorable resolution of certain tax matters, offset partially by a $1.4 million discrete charge related to changes in uncertain tax positions and other adjustments. Income tax expense for the three months ended June 30, 2019 includes a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Income tax expense for the six months ended June 30, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).
2. Business Dispositions
We did not dispose of any dealerships during the six months ended June 30, 2020. We terminated one luxury franchised dealership during the six months ended June 30, 2020. We disposed of one luxury franchised dealership and three mid-line import franchised dealerships during the six months ended June 30, 2019 that generated net cash of approximately $121.3 million. The results of operations of each of these terminated or disposed dealerships remain in continuing operations in the accompanying unaudited condensed consolidated statements of operations.
Revenues and other activities associated with terminated or disposed franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Income (loss) from operations	$(1,038)	$225	$(1,317)	$(2,200)
Gain (loss) on disposal	(1,117)	(356)	(1,115)	46,394
Lease exit accrual adjustments and charges	—	—	—	170
Pre-tax income (loss)	$(2,155)	$(131)	$(2,432)	$44,364
Total revenues	$—	$100,597	$6,615	$216,110

Revenues and other activities associated with terminated or disposed franchised dealerships classified as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Income (loss) from operations	$(289)	$(213)	$(573)	$(393)
Pre-tax income (loss)	$(289)	$(213)	$(573)	$(393)
Total revenues	$—	$—	$—	$—

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
Inventories consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
New vehicles	$699,760	$983,123
Used vehicles	297,931	319,791
Service loaners	127,018	152,278
Parts, accessories and other	51,797	62,683
Net inventories	$1,176,506	$1,517,875

4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Land	$389,467	$373,301
Building and improvements	1,012,537	969,609
Furniture, fixtures and equipment	357,129	346,260
Construction in progress	31,122	50,928
Total, at cost	1,790,255	1,740,098
Less accumulated depreciation	(651,142)	(616,611)
Subtotal	1,139,113	1,123,487
Less assets held for sale (1)	(26,240)	(26,240)
Property and equipment, net	$1,112,873	$1,097,247

(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and six months ended June 30, 2020, capital expenditures were approximately $41.9 million and $61.7 million, respectively, and in the three and six months ended June 30, 2019, capital expenditures were approximately $20.6 million and $51.2 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of June 30, 2020 and December 31, 2019 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
Impairment charges for the six months ended June 30, 2020, were approximately $0.8 million, related to the abandonment of certain construction projects. Impairment charges for the six months ended June 30, 2019, were approximately $2.0 million, related to fair value adjustments of real estate at former EchoPark locations classified as held for sale.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Intangible Assets
Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our long-lived assets during the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of our franchised dealership reporting unit goodwill was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268.0 million and a corresponding income tax benefit of $55.8 million to reduce the carrying value to fair value as of March 31, 2020. We utilized the Discounted Cash Flows ("DCF") method, using unobservable inputs (Level 3) to estimate Sonic's enterprise value as of March 31, 2020 and reconciled the discounted cash flows to Sonic's market capitalization, using quoted market price inputs (Level 1). The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs), control premium factors and residual growth rates. Based on the improvement in our business operations and market value during the second quarter of 2020, as well as our future forecast expectations, no further impairment assessment was required.
The carrying amount of goodwill was approximately $207.8 million and $475.8 million as of June 30, 2020 and December 31, 2019, respectively. The carrying amount of goodwill for our franchised dealership reporting unit was $147.8 million and $415.8 million as of June 30, 2020 and December 31, 2019, respectively. The carrying amount of goodwill for our EchoPark reporting unit was $60.0 million as of both June 30, 2020 and December 31, 2019. The total carrying amount of goodwill is net of accumulated impairment losses of approximately $1.1 billion and $797.6 million as of June 30, 2020 and December 31, 2019, respectively. The carrying amount of franchise assets was approximately $64.3 million as of both June 30, 2020 and December 31, 2019.
6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$—
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
2019 Mortgage Facility (2)	109,088	109,088
Mortgage notes to finance companies - fixed rate, bearing interest from 3.51% to 7.03%	224,929	194,535
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	173,667	161,345
Subtotal	$757,684	$714,968
Debt issuance costs	(8,153)	(8,082)
Total debt	749,531	706,886
Less current maturities	(72,043)	(69,908)
Long-term debt	$677,488	$636,978
(1)The interest rate on the 2016 Revolving Credit Facility (as defined below) was 150 basis points above the London Inter-bank Offered Rate ("LIBOR") at both June 30, 2020 and December 31, 2019.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 and 200 basis points above LIBOR at June 30, 2020 and December 31, 2019, respectively.
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

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
option up to $300.0 million upon satisfaction of certain conditions. As of June 30, 2020, the 2016 Revolving Borrowing Base was approximately $196.4 million based on balances as of such date which will go into effect upon filing of this Form 10-Q for the period ended June 30, 2020. As of June 30, 2020, we had no outstanding borrowings and approximately $13.0 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in $183.4 million remaining borrowing availability under the 2016 Revolving Credit Facility.

The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (as amended, the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (as amended, the “2016 Used Vehicle Floor Plan Facility”), in a combined amount of up to $966.0 million. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.216 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 40% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. During the second quarter of 2020, we amended the 2016 Floor Plan Facilities to convert the 2016 Used Vehicle Floor Plan Facility from a borrowing base calculation of availability to a VIN-specific floor plan borrowing and payoff process, which provides additional borrowing flexibility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.
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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of June 30, 2020.
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
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraisal value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. As of June 30, 2020, we had approximately $109.1 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $3.1 million under the 2019 Mortgage Facility.
Amounts outstanding under the 2019 Mortgage Facility bear interest at (1) a specified rate above LIBOR (as defined in the 2019 Mortgage Facility), ranging from 1.50% to 2.75% per annum according to a performance-based pricing grid determined by the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the 2019 Mortgage Facility) as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”); or (2) a specified rate above the Base Rate (as defined in the 2019 Mortgage Facility), ranging from 0.50% to 1.75% per annum according to the Performance Grid. Interest on the 2019 Mortgage Facility is paid monthly in arrears calculated using the Base Rate plus the Applicable Rate (as defined in the 2019 Mortgage Facility) according to the Performance Grid. Repayment of principal is paid quarterly commencing on March 31, 2020 through September 30, 2024 at a rate of 2.50% of the aggregate initial principal amount. A balloon payment of the remaining balance will be due at the November 22, 2024 maturity date. Prior to the November 22, 2024 maturity date, the Company reserves the right to prepay the principal amount outstanding at any time without premium or penalty provided the prepayment amount exceeds $0.5 million.
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
Mortgage Notes to Finance Companies
As of June 30, 2020, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.56% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $398.6 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2020 and 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement which is scheduled to mature on June 22, 2021 (the "2020 Line of Credit Facility").

The 2020 Line of Credit Facility has borrowing availability of up to $69.0 million which can be used for general corporate purposes. The amount available for borrowing under the 2020 Line of Credit Facility is directly tied to the appraisal value of certain real estate properties of the Company which are used as collateral for any funds drawn under the 2020 Line of Credit Facility. As of June 30, 2020, we had no outstanding borrowings under the 2020 Line of Credit Facility, resulting in $69.0 million remaining borrowing availability under the 2020 Line of Credit Facility.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The 2020 Line of Credit Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2020 Line of Credit Facility permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.10 per share so long as no Event of Default (as defined in the 2020 Line of Credit Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2020 Line of Credit Facility.
Covenants
We agreed under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.
We were in compliance with the financial covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility as of June 30, 2020. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
June 30, 2020 actual	1.13	2.10	3.23
The 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities the 2019 Mortgage Facility, and the 2020 Line of Credit Facility.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2020, we had approximately $284.9 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2020.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2020, the ratio was 5.88 to 1.00.
Derivative Instruments and Hedging Activities
Prior to March 9, 2018, we had outstanding interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. These interest rate cash flow swap agreements were terminated on March 9, 2018 with a net $4.8 million payment to us from the counterparties, which is being amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of operations on a ratable basis over the original term of these agreements (through July 1, 2020). As of both June 30, 2020 and December 31, 2019, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.5 million and $2.8 million in the years ended December 31, 2019 and 2018, respectively, upon entering into new interest rate cap agreements, and the cash premiums were reflected in operating cash flows for the period in which the premiums were paid. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $2.9 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively, and will be amortized into interest expense, other, net in the accompanying unaudited condensed consolidated statements of operations over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions at June 30, 2020 was an asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. The fair

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
value of the outstanding interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date.
Under the terms of the interest rate cap agreements, to the extent that the stated receive rate exceeds the stated cap rate, we will receive interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	End Date
(In millions)
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1)Under these interest rate caps, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of operations.
(2)The one-month LIBOR rate was approximately 0.162% at June 30, 2020.

The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of comprehensive operations and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying unaudited condensed consolidated statements of cash flows. There was no incremental interest income (the excess of interest received over interest paid) related to the interest rate caps for the three and six months ended June 30, 2020. The incremental interest income (the excess of interest received over interest paid) related to the interest rate caps for the three and six months ended June 30, 2019 was approximately $0.5 million and $0.9 million, respectively, and is included as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of operations, and the interest amount is disclosed in the supplemental disclosures of cash flow information in the accompanying unaudited condensed consolidated statements of cash flows. The estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months is approximately $0.2 million.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 was approximately $0.3 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019 was approximately $1.2 million and $0.3 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $42.0 million and $46.5 million at June 30, 2020 and December 31, 2019, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2020.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $4.3 million at both June 30, 2020 and December 31, 2019.

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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2020	December 31, 2019
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$32,805	$32,799
Interest rate caps designated as hedges (2)	53	97
Total assets	$32,858	$32,896

Liabilities:
Deferred compensation plan (3)	$18,107	$17,890
Total liabilities	$18,107	$17,890
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of both June 30, 2020 and December 31, 2019, approximately $0.1 million was included in other assets in the accompanying unaudited condensed consolidated balance sheet as of each such date.
(3)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were $268.8 million of impairment charges related to indefinite and long-lived assets assessed during the six months ended June 30, 2020 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Goodwill and property and equipment, net balances have been adjusted for fair value through impairment charges using Level 1 and Level 3 fair value inputs as discussed in Note 4, "Property and Equipment," and Note 5, "Goodwill and Intangible Assets." Remaining intangible and long-lived assets will be evaluated as of the annual valuation assessment date of October 1, 2020 or as events or changes in circumstances require.
As of June 30, 2020 and December 31, 2019, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At June 30, 2020 and December 31, 2019, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
6.125% Notes (1)	$247,500	$250,000	$261,250	$250,000
Mortgage Notes (2)	$230,669	$224,929	$195,962	$194,535
(1)As determined by market quotations as of June 30, 2020 and December 31, 2019, respectively (Level 1).
(2)As determined by discounted cash flows (Level 3) based on estimated current market interest rates for comparable instruments.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2019	$(1,326)	$(736)	$(2,062)
Other comprehensive income (loss) before reclassifications (1)	632	—	632
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(1,159)	—	(1,159)
Net current-period other comprehensive income (loss)	(527)	—	(527)
Balance at June 30, 2020	$(1,853)	$(736)	$(2,589)
(1)Net of tax expense of $148 related to cash flow hedges.
(2)Net of tax benefit of $473 related to cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019.
10. Segment Information
As of June 30, 2020, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide customers an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$900,003	$1,204,754	$1,859,492	$2,271,088
Used vehicles	535,699	637,090	1,102,587	1,241,039
Wholesale vehicles	28,509	43,720	70,948	96,253
Parts, service and collision repair	251,998	347,337	576,499	683,563
Finance, insurance and other, net	80,401	89,507	163,429	170,028
Franchised Dealerships Segment revenues	$1,796,610	$2,322,408	$3,772,955	$4,461,971

EchoPark Segment revenues:
Used vehicles	$273,178	$248,537	$556,343	$464,953
Wholesale vehicles	4,666	6,319	10,770	8,557
Parts, service and collision repair	7,060	7,975	17,239	13,179
Finance, insurance and other, net	30,372	28,842	62,635	54,559
EchoPark Segment revenues	$315,276	$291,673	$646,987	$541,248

Total consolidated revenues	$2,111,886	$2,614,081	$4,419,942	$5,003,219

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except unit data)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$35,689	$35,129	$58,346	$96,310
EchoPark Segment	2,577	1,693	4,672	3,800
Total segment income (loss)	$38,266	$36,822	$63,018	$100,110
Impairment charges (3)	(833)	—	(268,833)	(1,952)
Income (loss) from continuing operations before taxes	$37,433	$36,822	$(205,815)	$98,158

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	43,864	57,067	91,626	109,676
EchoPark Segment	13,207	12,587	27,193	23,638
Total retail new and used vehicle unit sales volume	57,071	69,654	118,819	133,314

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the six months ended June 30, 2019, the above amount includes a pre-tax net gain on the disposal of franchised dealerships of approximately $46.7 million, offset partially by approximately $6.3 million of pre-tax executive transition costs.
(3)For the three months ended June 30, 2020, the above amount includes a pre-tax impairment charge of approximately $0.8 million related to the abandonment of certain construction projects. For the six months ended June 30, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
COVID-19 which has adversely affected our business, as well as a pre-tax impairment charge of approximately $0.8 million related to the abandonment of certain construction projects. For the six months ended June 30, 2019, the above amount includes approximately $1.9 million of pre-tax fair value adjustments to real estate at former EchoPark locations classified as held for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Impairment Charges:
Franchised Dealerships Segment	$833	$—	$268,833	$26
EchoPark Segment	—	—	—	1,926
Total impairment charges	$833	$—	$268,833	$1,952

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Depreciation and Amortization:
Franchised Dealerships Segment	$19,895	$21,144	$39,484	$41,381
EchoPark Segment	2,752	2,662	5,460	5,075
Total depreciation and amortization	$22,647	$23,806	$44,944	$46,456

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$5,675	$11,597	$15,283	$24,102
EchoPark Segment	639	921	1,539	1,642
Total floor plan interest expense	$6,314	$12,518	$16,822	$25,744

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$9,557	$13,192	$20,156	$25,606
EchoPark Segment	240	436	606	875
Total interest expense, other, net	$9,797	$13,628	$20,762	$26,481

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Capital Expenditures:
Franchised Dealerships Segment	$35,388	$16,449	$52,637	$41,678
EchoPark Segment	6,540	4,165	9,096	9,556
Total capital expenditures	$41,928	$20,614	$61,733	$51,234

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020	December 31, 2019
	(In thousands)
Assets:
Franchised Dealerships Segment assets	$3,072,380	$3,797,878
EchoPark Segment assets	407,321	244,054
Corporate and other:
Cash and cash equivalents	115,724	29,103
Total assets	$3,595,425	$4,071,035

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
Variable lease payments associated with our leases are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense in our unaudited condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments (operating leases) or expense related to the reduction of the ROU asset (finance leases).
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Many of our lease arrangements have one or more existing renewal options to extend the lease term (typically in five- to ten-year increments), which were considered in the calculation of the ROU assets and lease liabilities if we determined that it was reasonably certain that an extension option would be exercised. The lease term for all the Company’s leases includes the non-cancelable period of the lease plus any additional periods covered by our option to extend the lease that we are reasonably certain to exercise. We determined the probability of the exercise of a lease extension option based on our long-term strategic business outlook and the condition and remaining useful life of the fixed assets at the location subject to the lease agreement, among other factors.
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
Following is information related to changes in our ROU asset and lease liability balances and other financial information for the six months ended June 30, 2020:

	December 31, 2019	New Leases	Modifications (1)	Reduction / Amortization	June 30, 2020
	(In thousands)
ROU Assets:
Finance Leases	$34,691	$—	$5,305	$(1,483)	$38,513
Operating Leases	337,842	23	25,293	(21,748)	341,410
Total ROU Assets	$372,533	$23	$30,598	$(23,231)	$379,923

Current Lease Liabilities:
Finance Leases	$1,564	$—	$18,566	$(18,887)	$1,243
Operating Leases	43,332	70	1,504	(167)	44,739
Total Current Lease Liabilities	$44,896	$70	$20,070	$(19,054)	$45,982

Long-Term Lease Liabilities:
Finance Leases	$36,313	$—	$4,694	$(733)	$40,274
Operating Leases	304,151	—	24,604	(21,227)	307,528
Total Long-Term Lease Liabilities	$340,464	$—	$29,298	$(21,960)	$347,802
(1)Includes the impact of remeasurements related to lease terminations and changes in assumptions around the probability of exercise of extension options.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Lease Expense:
Finance lease expense:
Reduction of ROU assets	$727	$862	$1,483	$1,572
Interest on lease liabilities	1,337	1,339	2,681	2,515
Operating lease expense (1)	16,546	17,057	33,156	35,054
Short-term lease expense (1)	337	473	757	900
Variable lease expense	244	683	962	797
Sublease income	(3,074)	(3,806)	(6,174)	(7,384)
Total	$16,117	$16,608	$32,865	$33,454
(1)Included in operating cash flows in the accompanying unaudited condensed consolidated statement of cash flows as of June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$19,283	$502	$19,620	$782
Operating cash flows for finance leases	$1,337	$1,339	$2,681	$2,515
Operating cash flows for operating leases	$16,049	$18,315	$32,801	$36,784
ROU assets obtained in exchange for lease liabilities
Finance leases	$7,359	$9,290	$14,088	$19,273
Operating leases (1)	$8,172	$1,541	$35,397	$(9,170)

(1)Includes the impact of reclassification of ROU assets from operating leases to finance leases due to remeasurement.

	June 30, 2020	June 30, 2019
Other Information:
Weighted-average remaining lease term (in years)
Finance leases	11.5	11.2
Operating leases	9.4	9.7
Weighted-average discount rate
Finance leases	17.57%	18.33%
Operating leases	6.59%	6.87%

	Undiscounted Lease Cash Flows Under ASC 842 as of June 30, 2020
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
Remainder of 2020	$3,469	$33,143	$(6,036)
2021	7,069	62,679	(8,811)
2022	7,077	56,081	(6,103)
2023	7,138	54,206	(6,103)
2024	7,257	48,783	(5,042)
Thereafter	49,430	225,538	(4,270)
Total	$81,440	$480,430	$(36,365)

Less: Present value discount	(39,923)	(128,163)
Lease liabilities	$41,517	$352,267

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
Overview
We are one of the largest automotive retailers in the United States (the "U.S.") (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of June 30, 2020: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2020, we operated 85 stores in the Franchised Dealerships Segment and 10 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 98 new vehicle franchises (representing 21 different brands of cars and light trucks) and 15 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our customers. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our customers in pre-owned vehicle specialty retail locations. Our EchoPark business operates independently from our franchised dealerships business. As of June 30, 2020, we had three EchoPark stores in operation in Colorado, four in Texas, one in North Carolina, one in California and one in Florida. By the end of 2020, we expect to open three additional EchoPark stores. We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests.
The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020. During the first half of 2020, the impact on the economy affected both consumer demand and supply of manufactured goods as many countries around the world and states in the U.S. mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated many positions. Our management team took various actions in an attempt to mitigate the financial impact of COVID-19 on our business during the first half of 2020. We placed approximately 1,700 teammates on unpaid leave (most of whom have returned to work), terminated an additional 1,200 teammates and implemented additional compensation expense reductions. We also took actions to reduce our advertising expenses and other spending, and postponed certain capital expenditures. We also took steps to improve our liquidity position as we navigated the early stages of the COVID-19 pandemic.
All of our store operations have been impacted by the crisis to varying degrees. As of March 31, 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers. As of June 30, 2020, most of such restrictions have been relaxed; however, our stores remain subject to certain health and safety policies and practices that may affect the way we sell vehicles and interact with our guests. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have been able to continue to conduct business throughout the pandemic to date, but must maintain certain local standards for social distancing to promote the health and safety of our teammates and guests. As a result of these restrictions and their effect on consumer behavior, in the last several weeks of March 2020, we experienced 30%-50% declines in unit sales of new and used vehicles (as compared to the prior year period) and 15%-30% reductions in repair order activity in fixed operations. The entire month of April 2020 was more severely impacted, with new and used vehicle same store unit sales volume 30%-40% below the prior year period and fixed operations same store gross profit approximately 45% below the prior year period. Beginning in May 2020, new and used vehicle unit sales volume and fixed operations repair activity began to improve as state and local jurisdictions relaxed their shelter-in-place or stay-at-home orders and consumer activity began to recover. For the month of June 2020, new vehicle same store unit sales volume was down approximately 15%, used vehicle same store unit sales volume was up approximately 9%, and fixed operations same store gross profit was down approximately 2% compared to the prior year period.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued recovery in the second half of 2020, the outbreak may cause changes in customer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs. We have begun to see shortages of new vehicle inventory at the end of June and lack of supply of these vehicles may impact our operations in the third quarter. If there is a second wave of shutdowns in the second half of the year due to the continuous outbreak of COVID-19, we would again expect to face headwinds on the demand side of our business. In addition, uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.
Executive Summary
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) decreased 33.5% and 22.9%, to 11.3 million and 13.1 million vehicles, in the three and six months ended June 30, 2020, respectively, compared to 17.0 million vehicles in both the three and six months ended June 30, 2019, according to data from Bloomberg Finance L.P., provided by Stephens Inc. Prior to COVID-19, analysts’ industry expectation for the total new vehicle SAAR in 2020 ranged from 16.0 million to 17.0 million vehicles. It is difficult to anticipate what the total new vehicle SAAR may be in 2020 and beyond due to the rapidly evolving circumstances around the COVID-19 pandemic and related economic impact. Further changes in consumer confidence, unemployment levels, availability of consumer financing, manufacturer inventory production levels or incentive levels from automotive manufacturers or government programs could cause actual 2020 total new vehicle SAAR to vary. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Since we do not participate in any material manner in fleet sales, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 10.4 million vehicles for the three months ended June 30, 2020, a decrease of 23.0% from 13.5 million vehicles in the prior year period, and 11.0 million vehicles for the six months ended June 30, 2020, a decrease of 16.0% from 13.1 million vehicles in the prior year period.
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores during and since the period ended June 30, 2019, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2020 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
See the “Future Liquidity Outlook” section for further discussion related to actions taken to preserve and increase liquidity.
Franchised Dealerships Segment
New vehicle revenue decreased 21.8% and 13.8% during the three and six months ended June 30, 2020, respectively, primarily driven by a 24.6% and 15.9% decrease in new vehicle unit sales volume, respectively. New vehicle gross profit decreased 18.1% and 15.1% during the three and six months ended June 30, 2020, respectively, despite an 8.6% and 0.9% increase in new vehicle gross profit per unit, respectively. New vehicle gross profit per unit increased $176 per unit, or 8.6%, to $2,218 per unit in the three months ended June 30, 2020, and increased $20 per unit, or 0.9%, to $2,153 per unit in the six months ended June 30, 2020, due primarily to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which generally increases the average selling price of such vehicles.
Retail used vehicle revenue decreased 12.2% and 7.1% during the three and six months ended June 30, 2020, respectively, primarily driven by an 11.7% and 5.2% decrease in retail used vehicle unit sales volume, respectively. Retail used vehicle gross profit decreased 23.6% and 12.5% during the three and six months ended June 30, 2020, respectively, primarily driven by a decrease in retail used vehicle gross profit per unit during both the three and six months ended June 30, 2020. Retail used vehicle gross profit per unit decreased $176 per unit, or 13.6%, to $1,122 per unit in the three months ended June 30, 2020, and decreased $100 per unit, or 7.8%, to $1,186 per unit in the six months ended June 30, 2020, as a result of strategic vehicle pricing decisions made in March through June 2020 to address lower demand as a result of the COVID-19 pandemic. Wholesale vehicle gross loss decreased approximately $0.1 million, or 24.7%, during the three months ended June 30, 2020.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale vehicle gross loss per unit was flat during the three months ended June 30, 2020. Wholesale vehicle gross loss decreased approximately $1.0 million, or 73.6%, during the six months ended June 30, 2020, primarily driven by a decrease in wholesale vehicle gross loss per unit of $71, or 68.9%. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our reported franchised dealerships used vehicle inventory days’ supply was approximately 25 and 27 days as of June 30, 2020 and 2019, respectively.
Fixed Operations revenue decreased 24.5% and 11.9% during the three and six months ended June 30, 2020, respectively, driven primarily by lower consumer demand for repairs as a result of shelter-in-place or stay-at-home orders related to the COVID-19 pandemic. Fixed Operations gross profit decreased 24.4% during the three months ended June 30, 2020, driven primarily by a 16.0% decrease in customer pay (as hereinafter defined) gross profit. Fixed Operations gross profit decreased 11.6% during the six months ended June 30, 2020, driven primarily by a 5.6% decrease in customer pay gross profit. Fixed Operations gross margin was flat during the three months ended June 30, 2020. Fixed Operations gross margin increased 10 basis points, to 48.9%, during the six months ended June 30, 2020, driven primarily by an increase in customer pay gross margin.
F&I revenue decreased 8.3% and 1.1% during the three and six months ended June 30, 2020, respectively, driven primarily by a 17.6% and 10.5% decrease in retail unit sales volume during the three and six months ended June 30, 2020, respectively. F&I gross profit per retail unit increased $176 per unit, or 11.3%, to $1,730 per unit, in the three months ended June 30, 2020. F&I gross profit per retail unit increased $161 per unit, or 10.5%, to $1,699 per unit, in the six months ended June 30, 2020. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our teammates and continue to sell a high volume of retail new and used vehicles at our stores.
EchoPark Segment
Retail used vehicle revenue decreased 2.2% during the three months ended June 30, 2020, driven primarily by a 6.9% decrease in retail used vehicle unit sales volume. Retail used vehicle revenue increased 9.3% during the six months ended June 30, 2020, driven primarily by a 4.8% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit decreased $109 per unit, or 5.2%, to $1,968 per unit during the three months ended June 30, 2020. Combined retail used vehicle and F&I gross profit per unit decrease $104 per unit, or 4.8%, to $2,076 per unit during the six months ended June 30, 2020. The decrease in combined retail used vehicle and F&I gross profit per unit was a result of strategic vehicle pricing decisions made in March through June 2020 to address lower demand as a result of the COVID-19 pandemic. We believe the EchoPark Segment experienced less significant vehicle unit sales volume decreases than the Franchised Dealerships Segment's retail used vehicle business due to the below-market pricing and "nearly-new" vehicle offerings provided by the EchoPark model, which appealed to more consumers during this period of economic uncertainty.
Wholesale vehicle gross loss was flat for both the three and six months ended June 30, 2020. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our used vehicle inventory days’ supply at our EchoPark stores was approximately 38 and 31 days as of June 30, 2020 and 2019, respectively, above our target range as of June 30, 2020 due to lower than typical vehicle unit sales volume in April and May 2020 and our new Tampa, Florida store which opened in April 2020.
Results of Operations – Consolidated
The following tables list other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Income Statement Line Impacted
	(In thousands)
Impairment charges	$(833)	$—	$(833)	$—	$—	$—	Impairment charges
Non-recurring tax benefit	3,175	—	3,175	—	—	—	Income taxes

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Income Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$—	$—	$—	$46,680	$—	$46,680	SG&A expenses
Executive transition costs	—	—	—	(6,264)	—	(6,264)	SG&A expenses
Impairment charges	(268,833)	—	(268,833)	—	(1,926)	(1,926)	Impairment charges
Non-recurring tax benefit	3,175	—	3,175	—	—	—	Income taxes

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2020	2019	2020	2019
Luxury:
BMW	21.9%	24.0%	23.6%	22.7%
Mercedes	13.3%	12.0%	13.3%	12.1%
Audi	6.4%	6.9%	6.2%	6.8%
Land Rover	6.1%	4.1%	5.2%	4.5%
Lexus	4.1%	4.6%	4.4%	4.8%
Porsche	3.5%	2.6%	3.2%	2.9%
Cadillac	2.1%	2.4%	2.2%	2.3%
MINI	1.0%	1.1%	1.0%	1.1%
Other luxury (1)	3.0%	2.8%	2.7%	2.8%
Total Luxury	61.4%	60.5%	61.8%	60.0%
Mid-line Import:
Honda	14.3%	16.5%	14.6%	16.5%
Toyota	8.7%	9.4%	8.7%	9.4%
Hyundai	1.2%	1.6%	1.1%	1.6%
Volkswagen	1.1%	1.6%	1.1%	1.6%
Other imports (2)	0.5%	0.8%	0.4%	1.4%
Total Mid-line Import	25.8%	29.9%	25.9%	30.5%
Domestic:
Ford	6.9%	5.0%	6.4%	4.9%
General Motors (3)	5.9%	4.6%	5.9%	4.6%
Total Domestic	12.8%	9.6%	12.3%	9.5%
Total	100.0%	100.0%	100.0%	100.0%
(1)Includes Acura, Infiniti, Jaguar and Volvo.
(2)Includes Kia, Nissan, Scion and Subaru.
(3)Includes Buick, Chevrolet and GMC.
Results of Operations
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2020 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net are on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Consolidated
New Vehicles – Consolidated
The retail automotive industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the U.S. The total and retail new vehicle SAAR below reflect all brands marketed or sold in the U.S. The total and retail new vehicle SAAR include brands we do not sell and markets in which we do not operate; therefore, our new vehicle sales may not trend directly in line with the total and retail new vehicle SAAR. We believe that the retail new vehicle SAAR is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business. Beginning in the middle of March 2020, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities.

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2020	2019	% Change	2020	2019	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	10.4	13.5	(23.0)%	11.0	13.1	(16.0)%
Fleet new vehicle SAAR	0.9	3.5	(74.3)%	2.1	3.9	(46.2)%
Total new vehicle SAAR (2)	11.3	17.0	(33.5)%	13.1	17.0	(22.9)%
(1)Source: PIN from J.D. Power
(2)Source: Bloomberg Finance L.P., provided by Stephens Inc.
The following tables provide a reconciliation of consolidated reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$899,655	$1,150,601	$(250,946)	(21.8)%
Acquisitions, open points and dispositions	348	54,153	(53,805)	NM
Total as reported	$900,003	$1,204,754	$(304,751)	(25.3)%

Total new vehicle gross profit:
Same store	$44,111	$53,834	$(9,723)	(18.1)%
Acquisitions, open points and dispositions	1,275	2,566	(1,291)	NM
Total as reported	$45,386	$56,400	$(11,014)	(19.5)%

Total new vehicle unit sales:
Same store	19,884	26,359	(6,475)	(24.6)%
Acquisitions, open points and dispositions	7	1,837	(1,830)	NM
Total as reported	19,891	28,196	(8,305)	(29.5)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,857,489	$2,155,333	$(297,844)	(13.8)%
Acquisitions, open points and dispositions	2,003	115,755	(113,752)	NM
Total as reported	$1,859,492	$2,271,088	$(411,596)	(18.1)%

Total new vehicle gross profit:
Same store	$89,519	$105,455	$(15,936)	(15.1)%
Acquisitions, open points and dispositions	1,283	4,741	(3,458)	NM
Total as reported	$90,802	$110,196	$(19,394)	(17.6)%

Total new vehicle unit sales:
Same store	41,575	49,450	(7,875)	(15.9)%
Acquisitions, open points and dispositions	40	3,943	(3,903)	NM
Total as reported	41,615	53,393	(11,778)	(22.1)%
NM = Not Meaningful
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$900,003	$1,204,754	$(304,751)	(25.3)%
Gross profit	$45,386	$56,400	$(11,014)	(19.5)%
Unit sales	19,891	28,196	(8,305)	(29.5)%
Revenue per unit	$45,247	$42,728	$2,519	5.9%
Gross profit per unit	$2,282	$2,000	$282	14.1%
Gross profit as a % of revenue	5.0%	4.7%	30	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,859,492	$2,271,088	$(411,596)	(18.1)%
Gross profit	$90,802	$110,196	$(19,394)	(17.6)%
Unit sales	41,615	53,393	(11,778)	(22.1)%
Revenue per unit	$44,683	$42,535	$2,148	5.0%
Gross profit per unit	$2,182	$2,064	$118	5.7%
Gross profit as a % of revenue	4.9%	4.9%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$899,655	$1,150,601	$(250,946)	(21.8)%
Gross profit	$44,111	$53,834	$(9,723)	(18.1)%
Unit sales	19,884	26,359	(6,475)	(24.6)%
Revenue per unit	$45,245	$43,651	$1,594	3.7%
Gross profit per unit	$2,218	$2,042	$176	8.6%
Gross profit as a % of revenue	4.9%	4.7%	20	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,857,489	$2,155,333	$(297,844)	(13.8)%
Gross profit	$89,519	$105,455	$(15,936)	(15.1)%
Unit sales	41,575	49,450	(7,875)	(15.9)%
Revenue per unit	$44,678	$43,586	$1,092	2.5%
Gross profit per unit	$2,153	$2,133	$20	0.9%
Gross profit as a % of revenue	4.8%	4.9%	(10)	bps

For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles – Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.
Used Vehicles – Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. As with new vehicles, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations beginning in the middle of March 2020, by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of consolidated reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$778,295	$858,103	$(79,808)	(9.3)%
Acquisitions, open points and dispositions	30,582	27,524	3,058	NM
Total as reported	$808,877	$885,627	$(76,750)	(8.7)%

Total used vehicle gross profit:
Same store	$22,886	$32,718	$(9,832)	(30.1)%
Acquisitions, open points and dispositions	4,485	4,011	474	NM
Total as reported	$27,371	$36,729	$(9,358)	(25.5)%

Total used vehicle unit sales:
Same store	35,665	39,697	(4,032)	(10.2)%
Acquisitions, open points and dispositions	1,515	1,761	(246)	NM
Total as reported	37,180	41,458	(4,278)	(10.3)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,608,195	$1,648,232	$(40,037)	(2.4)%
Acquisitions, open points and dispositions	50,735	57,760	(7,025)	NM
Total as reported	$1,658,930	$1,705,992	$(47,062)	(2.8)%

Total used vehicle gross profit:
Same store	$53,321	$64,919	$(11,598)	(17.9)%
Acquisitions, open points and dispositions	6,181	8,817	(2,636)	NM
Total as reported	$59,502	$73,736	$(14,234)	(19.3)%

Total used vehicle unit sales:
Same store	74,654	76,239	(1,585)	(2.1)%
Acquisitions, open points and dispositions	2,550	3,682	(1,132)	NM
Total as reported	77,204	79,921	(2,717)	(3.4)%
NM = Not Meaningful
Our consolidated reported retail used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$808,877	$885,627	$(76,750)	(8.7)%
Gross profit	$27,371	$36,729	$(9,358)	(25.5)%
Unit sales	37,180	41,458	(4,278)	(10.3)%
Revenue per unit	$21,756	$21,362	$394	1.8%
Gross profit per unit	$736	$886	$(150)	(16.9)%
Gross profit as a % of revenue	3.4%	4.1%	(70)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,658,930	$1,705,992	$(47,062)	(2.8)%
Gross profit	$59,502	$73,736	$(14,234)	(19.3)%
Unit sales	77,204	79,921	(2,717)	(3.4)%
Revenue per unit	$21,488	$21,346	$142	0.7%
Gross profit per unit	$771	$923	$(152)	(16.5)%
Gross profit as a % of revenue	3.6%	4.3%	(70)	bps

Our consolidated same store retail used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$778,295	$858,103	$(79,808)	(9.3)%
Gross profit	$22,886	$32,718	$(9,832)	(30.1)%
Unit sales	35,665	39,697	(4,032)	(10.2)%
Revenue per unit	$21,822	$21,616	$206	1.0%
Gross profit per unit	$642	$824	$(182)	(22.1)%
Gross profit as a % of revenue	2.9%	3.8%	(90)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,608,195	$1,648,232	$(40,037)	(2.4)%
Gross profit	$53,321	$64,919	$(11,598)	(17.9)%
Unit sales	74,654	76,239	(1,585)	(2.1)%
Revenue per unit	$21,542	$21,619	$(77)	(0.4)%
Gross profit per unit	$714	$852	$(138)	(16.2)%
Gross profit as a % of revenue	3.3%	3.9%	(60)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of consolidated reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$32,757	$48,114	$(15,357)	(31.9)%
Acquisitions, open points and dispositions	418	1,925	(1,507)	NM
Total as reported	$33,175	$50,039	$(16,864)	(33.7)%

Total wholesale vehicle gross profit (loss):
Same store	$(386)	$(463)	$77	16.6%
Acquisitions, open points and dispositions	(40)	(250)	210	NM
Total as reported	$(426)	$(713)	$287	40.3%

Total wholesale vehicle unit sales:
Same store	6,130	8,048	(1,918)	(23.8)%
Acquisitions, open points and dispositions	151	598	(447)	NM
Total as reported	6,281	8,646	(2,365)	(27.4)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$80,943	$99,939	$(18,996)	(19.0)%
Acquisitions, open points and dispositions	775	4,871	(4,096)	NM
Total as reported	$81,718	$104,810	$(23,092)	(22.0)%

Total wholesale vehicle gross profit (loss):
Same store	$(515)	$(1,526)	$1,011	66.3%
Acquisitions, open points and dispositions	(70)	(453)	383	NM
Total as reported	$(585)	$(1,979)	$1,394	70.4%

Total wholesale vehicle unit sales:
Same store	14,698	15,992	(1,294)	(8.1)%
Acquisitions, open points and dispositions	258	1,301	(1,043)	NM
Total as reported	14,956	17,293	(2,337)	(13.5)%
NM = Not Meaningful
Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$33,175	$50,039	$(16,864)	(33.7)%
Gross profit (loss)	$(426)	$(713)	$287	40.3%
Unit sales	6,281	8,646	(2,365)	(27.4)%
Revenue per unit	$5,282	$5,788	$(506)	(8.7)%
Gross profit (loss) per unit	$(68)	$(82)	$14	17.1%
Gross profit (loss) as a % of revenue	(1.3)%	(1.4)%	10	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$81,718	$104,810	$(23,092)	(22.0)%
Gross profit (loss)	$(585)	$(1,979)	$1,394	70.4%
Unit sales	14,956	17,293	(2,337)	(13.5)%
Revenue per unit	$5,464	$6,061	$(597)	(9.8)%
Gross profit (loss) per unit	$(39)	$(114)	$75	65.8%
Gross profit (loss) as a % of revenue	(0.7)%	(1.9)%	120	bps
Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$32,757	$48,114	$(15,357)	(31.9)%
Gross profit (loss)	$(386)	$(463)	$77	16.6%
Unit sales	6,130	8,048	(1,918)	(23.8)%
Revenue per unit	$5,344	$5,978	$(634)	(10.6)%
Gross profit (loss) per unit	$(63)	$(58)	$(5)	(8.6)%
Gross profit (loss) as a % of revenue	(1.2)%	(1.0)%	(20)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$80,943	$99,939	$(18,996)	(19.0)%
Gross profit (loss)	$(515)	$(1,526)	$1,011	66.3%
Unit sales	14,698	15,992	(1,294)	(8.1)%
Revenue per unit	$5,507	$6,249	$(742)	(11.9)%
Gross profit (loss) per unit	$(35)	$(95)	$60	63.2%
Gross profit (loss) as a % of revenue	(0.6)%	(1.5)%	90	bps
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

The following tables provide a reconciliation of consolidated reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$258,607	$342,274	$(83,667)	(24.4)%
Acquisitions, open points and dispositions	451	13,038	(12,587)	NM
Total as reported	$259,058	$355,312	$(96,254)	(27.1)%

Total Fixed Operations gross profit:
Same store	$123,878	$163,920	$(40,042)	(24.4)%
Acquisitions, open points and dispositions	401	6,626	(6,225)	NM
Total as reported	$124,279	$170,546	$(46,267)	(27.1)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$592,149	$667,069	$(74,920)	(11.2)%
Acquisitions, open points and dispositions	1,589	29,673	(28,084)	NM
Total as reported	$593,738	$696,742	$(103,004)	(14.8)%

Total Fixed Operations gross profit:
Same store	$281,504	$318,423	$(36,919)	(11.6)%
Acquisitions, open points and dispositions	674	15,359	(14,685)	NM
Total as reported	$282,178	$333,782	$(51,604)	(15.5)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$110,600	$142,113	$(31,513)	(22.2)%
Warranty	49,326	69,809	(20,483)	(29.3)%
Wholesale parts	26,352	40,027	(13,675)	(34.2)%
Internal, sublet and other	72,780	103,363	(30,583)	(29.6)%
Total revenue	$259,058	$355,312	$(96,254)	(27.1)%

Gross profit
Customer pay	$62,467	$77,652	$(15,185)	(19.6)%
Warranty	27,720	39,039	(11,319)	(29.0)%
Wholesale parts	4,506	6,872	(2,366)	(34.4)%
Internal, sublet and other	29,586	46,983	(17,397)	(37.0)%
Total gross profit	$124,279	$170,546	$(46,267)	(27.1)%

Gross profit as a % of revenue
Customer pay	56.5%	54.6%	190	bps
Warranty	56.2%	55.9%	30	bps
Wholesale parts	17.1%	17.2%	(10)	bps
Internal, sublet and other	40.7%	45.5%	(480)	bps
Total gross profit as a % of revenue	48.0%	48.0%	—	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$245,656	$279,834	$(34,178)	(12.2)%
Warranty	110,086	138,782	(28,696)	(20.7)%
Wholesale parts	65,058	79,325	(14,267)	(18.0)%
Internal, sublet and other	172,938	198,801	(25,863)	(13.0)%
Total revenue	$593,738	$696,742	$(103,004)	(14.8)%

Gross profit
Customer pay	$137,061	$151,978	$(14,917)	(9.8)%
Warranty	61,466	77,447	(15,981)	(20.6)%
Wholesale parts	11,173	13,668	(2,495)	(18.3)%
Internal, sublet and other	72,478	90,689	(18,211)	(20.1)%
Total gross profit	$282,178	$333,782	$(51,604)	(15.5)%

Gross profit as a % of revenue
Customer pay	55.8%	54.3%	150	bps
Warranty	55.8%	55.8%	—	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	41.9%	45.6%	(370)	bps
Total gross profit as a % of revenue	47.5%	47.9%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$111,550	$135,890	$(24,340)	(17.9)%
Warranty	48,672	68,095	(19,423)	(28.5)%
Wholesale parts	26,207	39,522	(13,315)	(33.7)%
Internal, sublet and other	72,178	98,767	(26,589)	(26.9)%
Total revenue	$258,607	$342,274	$(83,667)	(24.4)%

Gross profit
Customer pay	$62,543	$74,410	$(11,867)	(15.9)%
Warranty	27,331	38,047	(10,716)	(28.2)%
Wholesale parts	4,505	6,780	(2,275)	(33.6)%
Internal, sublet and other	29,499	44,683	(15,184)	(34.0)%
Total gross profit	$123,878	$163,920	$(40,042)	(24.4)%

Gross profit as a % of revenue
Customer pay	56.1%	54.8%	130	bps
Warranty	56.2%	55.9%	30	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	40.9%	45.2%	(430)	bps
Total gross profit as a % of revenue	47.9%	47.9%	—	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$246,245	$267,095	$(20,850)	(7.8)%
Warranty	109,804	133,383	(23,579)	(17.7)%
Wholesale parts	64,894	77,663	(12,769)	(16.4)%
Internal, sublet and other	171,206	188,928	(17,722)	(9.4)%
Total revenue	$592,149	$667,069	$(74,920)	(11.2)%

Gross profit
Customer pay	$137,176	$145,378	$(8,202)	(5.6)%
Warranty	61,142	74,470	(13,328)	(17.9)%
Wholesale parts	11,169	13,342	(2,173)	(16.3)%
Internal, sublet and other	72,017	85,233	(13,216)	(15.5)%
Total gross profit	$281,504	$318,423	$(36,919)	(11.6)%

Gross profit as a % of revenue
Customer pay	55.7%	54.4%	130	bps
Warranty	55.7%	55.8%	(10)	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	42.1%	45.1%	(300)	bps
Total gross profit as a % of revenue	47.5%	47.7%	(20)	bps

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

The following tables provide a reconciliation of consolidated reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$102,607	$111,004	$(8,397)	(7.6)%
Acquisitions, open points and dispositions	8,166	7,345	821	NM
Total as reported	$110,773	$118,349	$(7,576)	(6.4)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,852	$1,692	$160	9.5%
Reported	$1,946	$1,710	$236	13.8%

Total combined new and used retail unit sales:
Same store	55,399	65,615	(10,216)	(15.6)%
Acquisitions, open points and dispositions	1,522	3,598	(2,076)	NM
Total as reported	56,921	69,213	(12,292)	(17.8)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$211,422	$210,071	$1,351	0.6%
Acquisitions, open points and dispositions	14,642	14,516	126	NM
Total as reported	$226,064	$224,587	$1,477	0.7%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,831	$1,681	$150	8.9%
Reported	$1,914	$1,694	$220	13.0%

Total combined new and used retail unit sales:
Same store	115,494	124,969	(9,475)	(7.6)%
Acquisitions, open points and dispositions	2,590	7,625	(5,035)	(66.0)%
Total as reported	118,084	132,594	(14,510)	(10.9)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NM = Not Meaningful
Our consolidated reported F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$110,773	$118,349	$(7,576)	(6.4)%
Unit sales	56,921	69,213	(12,292)	(17.8)%
Gross profit per retail unit (excludes fleet)	$1,946	$1,710	$236	13.8%

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$226,064	$224,587	$1,477	0.7%
Unit sales	118,084	132,594	(14,510)	(10.9)%
Gross profit per retail unit (excludes fleet)	$1,914	$1,694	$220	13.0%
Our consolidated same store F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$102,607	$111,004	$(8,397)	(7.6)%
Unit sales	55,399	65,615	(10,216)	(15.6)%
Gross profit per retail unit (excludes fleet)	$1,852	$1,692	$160	9.5%

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$211,422	$210,071	$1,351	0.6%
Unit sales	115,494	124,969	(9,475)	(7.6)%
Gross profit per retail unit (excludes fleet)	$1,831	$1,681	$150	8.9%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships during and since the period ended June 30, 2019, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2020 and are compared to the same prior year periods as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
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

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$899,655	$1,150,601	$(250,946)	(21.8)%
Acquisitions, open points and dispositions	348	54,153	(53,805)	NM
Total as reported	$900,003	$1,204,754	$(304,751)	(25.3)%

Total new vehicle gross profit:
Same store	$44,111	$53,834	$(9,723)	(18.1)%
Acquisitions, open points and dispositions	1,275	2,566	(1,291)	NM
Total as reported	$45,386	$56,400	$(11,014)	(19.5)%

Total new vehicle unit sales:
Same store	19,884	26,359	(6,475)	(24.6)%
Acquisitions, open points and dispositions	7	1,837	(1,830)	NM
Total as reported	19,891	28,196	(8,305)	(29.5)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,857,489	$2,155,333	$(297,844)	(13.8)%
Acquisitions, open points and dispositions	2,003	115,755	(113,752)	NM
Total as reported	$1,859,492	$2,271,088	$(411,596)	(18.1)%

Total new vehicle gross profit:
Same store	$89,519	$105,455	$(15,936)	(15.1)%
Acquisitions, open points and dispositions	1,283	4,741	(3,458)	NM
Total as reported	$90,802	$110,196	$(19,394)	(17.6)%

Total new vehicle unit sales:
Same store	41,575	49,450	(7,875)	(15.9)%
Acquisitions, open points and dispositions	40	3,943	(3,903)	NM
Total as reported	41,615	53,393	(11,778)	(22.1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$900,003	$1,204,754	$(304,751)	(25.3)%
Gross profit	$45,386	$56,400	$(11,014)	(19.5)%
Unit sales	19,891	28,196	(8,305)	(29.5)%
Revenue per unit	$45,247	$42,728	$2,519	5.9%
Gross profit per unit	$2,282	$2,000	$282	14.1%
Gross profit as a % of revenue	5.0%	4.7%	30	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,859,492	$2,271,088	$(411,596)	(18.1)%
Gross profit	$90,802	$110,196	$(19,394)	(17.6)%
Unit sales	41,615	53,393	(11,778)	(22.1)%
Revenue per unit	$44,683	$42,535	$2,148	5.0%
Gross profit per unit	$2,182	$2,064	$118	5.7%
Gross profit as a % of revenue	4.9%	4.9%	—	bps

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$899,655	$1,150,601	$(250,946)	(21.8)%
Gross profit	$44,111	$53,834	$(9,723)	(18.1)%
Unit sales	19,884	26,359	(6,475)	(24.6)%
Revenue per unit	$45,245	$43,651	$1,594	3.7%
Gross profit per unit	$2,218	$2,042	$176	8.6%
Gross profit as a % of revenue	4.9%	4.7%	20	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,857,489	$2,155,333	$(297,844)	(13.8)%
Gross profit	$89,519	$105,455	$(15,936)	(15.1)%
Unit sales	41,575	49,450	(7,875)	(15.9)%
Revenue per unit	$44,678	$43,586	$1,092	2.5%
Gross profit per unit	$2,153	$2,133	$20	0.9%
Gross profit as a % of revenue	4.8%	4.9%	(10)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Store Franchised Dealerships Segment New Vehicles – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
New vehicle revenue decreased 21.8% and new vehicle unit sales volume decreased 24.6%, driven by decreases in new vehicle unit sales volume in each of our markets as a result of governmental orders that restricted vehicle sales activity and disrupted consumer behavior during the second quarter of 2020 due to the COVID-19 pandemic. Such impact was particularly meaningful in our California stores, which represented over 50% of the decrease in new vehicle unit sales volume compared to the prior year period. New vehicle gross profit decreased approximately $9.7 million, or 18.1%. New vehicle gross profit per unit increased $176 per unit, or 8.6%, to $2,218 per unit, due primarily to inventory shortages in certain makes and models as a result of vehicle manufacturers supply chain and production delays as a result of the COVID-19 pandemic, which generally increases the average selling price of such vehicles. We anticipate that new vehicle inventory shortages may continue into the third quarter of 2020, potentially negatively affecting new vehicle unit sales volume while continuing to benefit new vehicle gross profit per unit.
Same Store Franchised Dealerships Segment New Vehicles – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
New vehicle revenue decreased 13.8% and new vehicle unit sales volume decreased 15.9%, driven by decreases in new vehicle unit sales volume in each of our markets as a result of governmental orders that restricted vehicle sales activity and disrupted consumer behavior during March through June 2020 due to the COVID-19 pandemic. Such impact was particularly meaningful in our California stores, which represented over 50% of the decrease in new vehicle unit sales volume compared to the prior year period. New vehicle gross profit decreased approximately $15.9 million, or 15.1%. New vehicle gross profit per unit increased $20 per unit, or 0.9%, to $2,153 per unit, due primarily to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which generally increases the average selling price of such vehicles.
Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$535,252	$609,567	$(74,315)	(12.2)%
Acquisitions, open points and dispositions	447	27,523	(27,076)	NM
Total as reported	$535,699	$637,090	$(101,391)	(15.9)%

Total used vehicle gross profit:
Same store	$26,874	$35,182	$(8,308)	(23.6)%
Acquisitions, open points and dispositions	3,542	2,272	1,270	NM
Total as reported	$30,416	$37,454	$(7,038)	(18.8)%

Total used vehicle unit sales:
Same store	23,949	27,110	(3,161)	(11.7)%
Acquisitions, open points and dispositions	24	1,761	(1,737)	NM
Total as reported	23,973	28,871	(4,898)	(17.0)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,099,852	$1,183,279	$(83,427)	(7.1)%
Acquisitions, open points and dispositions	2,735	57,760	(55,025)	NM
Total as reported	$1,102,587	$1,241,039	$(138,452)	(11.2)%

Total used vehicle gross profit:
Same store	$59,153	$67,640	$(8,487)	(12.5)%
Acquisitions, open points and dispositions	3,577	6,551	(2,974)	NM
Total as reported	$62,730	$74,191	$(11,461)	(15.4)%

Total used vehicle unit sales:
Same store	49,871	52,601	(2,730)	(5.2)%
Acquisitions, open points and dispositions	140	3,682	(3,542)	NM
Total as reported	50,011	56,283	(6,272)	(11.1)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$535,699	$637,090	$(101,391)	(15.9)%
Gross profit	$30,416	$37,454	$(7,038)	(18.8)%
Unit sales	23,973	28,871	(4,898)	(17.0)%
Revenue per unit	$22,346	$22,067	$279	1.3%
Gross profit per unit	$1,269	$1,297	$(28)	(2.2)%
Gross profit as a % of revenue	5.7%	5.9%	(20)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,102,587	$1,241,039	$(138,452)	(11.2)%
Gross profit	$62,730	$74,191	$(11,461)	(15.4)%
Unit sales	50,011	56,283	(6,272)	(11.1)%
Revenue per unit	$22,047	$22,050	$(3)	—%
Gross profit per unit	$1,254	$1,318	$(64)	(4.9)%
Gross profit as a % of revenue	5.7%	6.0%	(30)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$535,252	$609,567	$(74,315)	(12.2)%
Gross profit	$26,874	$35,182	$(8,308)	(23.6)%
Unit sales	23,949	27,110	(3,161)	(11.7)%
Revenue per unit	$22,350	$22,485	$(135)	(0.6)%
Gross profit per unit	$1,122	$1,298	$(176)	(13.6)%
Gross profit as a % of revenue	5.0%	5.8%	(80)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,099,852	$1,183,279	$(83,427)	(7.1)%
Gross profit	$59,153	$67,640	$(8,487)	(12.5)%
Unit sales	49,871	52,601	(2,730)	(5.2)%
Revenue per unit	$22,054	$22,495	$(441)	(2.0)%
Gross profit per unit	$1,186	$1,286	$(100)	(7.8)%
Gross profit as a % of revenue	5.4%	5.7%	(30)	bps

Same Store Franchised Dealerships Segment Used Vehicles – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Retail used vehicle revenue decreased 12.2% and retail used vehicle unit sales volume decreased 11.7%, driven by decreases in retail used vehicle unit sales volume in the majority of our markets as a result of governmental orders that restricted vehicle sales activity and disrupted consumer behavior during the second quarter of 2020 due to the COVID-19 pandemic. Such impact was particularly meaningful in our California stores, which represented over 70% of the decrease in retail used vehicle unit sales volume compared to the prior year period. Retail used vehicle gross profit decreased approximately $8.3 million, or 23.6%, driven primarily by a decrease in retail used vehicle unit sales volume as well a decrease in retail used vehicle gross profit per unit of approximately $176 per unit, or 13.6%, as a result of strategic pricing decisions we made in April 2020 to drive incremental sales volume and turn our pre-pandemic used vehicle inventory.
Same Store Franchised Dealerships Segment Used Vehicles – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Retail used vehicle revenue decreased 7.1% and retail used vehicle unit sales volume decreased 5.2%, driven by decreases in retail used vehicle unit sales volume in the majority of our markets as a result of governmental orders that restricted vehicle sales activity and disrupted consumer behavior during March and April 2020 due to the COVID-19 pandemic. Such impact was particularly meaningful in our California stores, which represented 100% of the decrease in retail used vehicle unit sales volume compared to the prior year period. Retail used vehicle gross profit decreased approximately $8.5 million, or 12.5%, driven primarily by a decrease in retail used vehicle unit sales volume as well as a decrease in retail used vehicle gross profit per unit of approximately $100 per unit, or 7.8%, as a result of strategic pricing decisions we made in April 2020 to drive incremental sales volume and turn our pre-pandemic used vehicle inventory.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$28,407	$41,795	$(13,388)	(32.0)%
Acquisitions, open points and dispositions	102	1,925	(1,823)	NM
Total as reported	$28,509	$43,720	$(15,211)	(34.8)%

Total wholesale vehicle gross profit (loss):
Same store	$(317)	$(421)	$104	24.7%
Acquisitions, open points and dispositions	(40)	(249)	209	NM
Total as reported	$(357)	$(670)	$313	46.7%

Total wholesale vehicle unit sales:
Same store	4,811	6,362	(1,551)	(24.4)%
Acquisitions, open points and dispositions	16	598	(582)	NM
Total as reported	4,827	6,960	(2,133)	(30.6)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$70,720	$91,383	$(20,663)	(22.6)%
Acquisitions, open points and dispositions	228	4,870	(4,642)	NM
Total as reported	$70,948	$96,253	$(25,305)	(26.3)%

Total wholesale vehicle gross profit (loss):
Same store	$(375)	$(1,421)	$1,046	73.6%
Acquisitions, open points and dispositions	(65)	(453)	388	NM
Total as reported	$(440)	$(1,874)	$1,434	76.5%

Total wholesale vehicle unit sales:
Same store	11,703	13,807	(2,104)	(15.2)%
Acquisitions, open points and dispositions	34	1,301	(1,267)	NM
Total as reported	11,737	15,108	(3,371)	(22.3)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$28,509	$43,720	$(15,211)	(34.8)%
Gross profit (loss)	$(357)	$(670)	$313	46.7%
Unit sales	4,827	6,960	(2,133)	(30.6)%
Revenue per unit	$5,906	$6,282	$(376)	(6.0)%
Gross profit (loss) per unit	$(74)	$(96)	$22	22.9%
Gross profit (loss) as a % of revenue	(1.3)%	(1.5)%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$70,948	$96,253	$(25,305)	(26.3)%
Gross profit (loss)	$(440)	$(1,874)	$1,434	76.5%
Unit sales	11,737	15,108	(3,371)	(22.3)%
Revenue per unit	$6,045	$6,371	$(326)	(5.1)%
Gross profit (loss) per unit	$(37)	$(124)	$87	70.2%
Gross profit (loss) as a % of revenue	(0.6)%	(1.9)%	130	bps

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$28,407	$41,795	$(13,388)	(32.0)%
Gross profit (loss)	$(317)	$(421)	$104	24.7%
Unit sales	4,811	6,362	(1,551)	(24.4)%
Revenue per unit	$5,905	$6,569	$(664)	(10.1)%
Gross profit (loss) per unit	$(66)	$(66)	$—	—%
Gross profit (loss) as a % of revenue	(1.1)%	(1.0)%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$70,720	$91,383	$(20,663)	(22.6)%
Gross profit (loss)	$(375)	$(1,421)	$1,046	73.6%
Unit sales	11,703	13,807	(2,104)	(15.2)%
Revenue per unit	$6,043	$6,619	$(576)	(8.7)%
Gross profit (loss) per unit	$(32)	$(103)	$71	68.9%
Gross profit (loss) as a % of revenue	(0.5)%	(1.6)%	110	bps
We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our reported franchised dealerships used vehicle inventory days’ supply was approximately 25 and 27 days as of June 30, 2020 and 2019, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Wholesale vehicle revenue decreased 32.0%, driven primarily by a 24.4% decrease in wholesale vehicle unit sales volume, as well as a 10.1% decrease in wholesale vehicle revenue per unit. The decrease in wholesale vehicle revenue is due in part to a reduction in wholesale auction activity due to the economic shutdown caused by the outbreak of COVID-19. Wholesale vehicle gross loss decreased 24.7%, primarily due to lower wholesale vehicle unit sales volume and flat wholesale vehicle gross loss per unit as a result of significant reductions in wholesale auction availability and transaction volume due to the COVID-19 pandemic.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Wholesale Vehicles – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Wholesale vehicle revenue decreased 22.6%, driven primarily by a 15.2% decrease in wholesale vehicle unit sales volume, as well as an 8.7% decrease in wholesale vehicle revenue per unit. The decrease in wholesale vehicle revenue is due in part to a reduction in wholesale auction activity due to the economic shutdown caused by the outbreak of COVID-19. Wholesale vehicle gross loss and wholesale vehicle gross loss per unit decreased 73.6% and 68.9%, respectively, as a result of significant reductions in wholesale auction availability and transaction volume due to the COVID-19 pandemic.
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
We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to add service capacity at our dealerships to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$252,330	$334,300	$(81,970)	(24.5)%
Acquisitions, open points and dispositions	(332)	13,037	(13,369)	NM
Total as reported	$251,998	$347,337	$(95,339)	(27.4)%

Total Fixed Operations gross profit:
Same store	$124,019	$164,061	$(40,042)	(24.4)%
Acquisitions, open points and dispositions	446	6,647	(6,201)	NM
Total as reported	$124,465	$170,708	$(46,243)	(27.1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$576,297	$653,890	$(77,593)	(11.9)%
Acquisitions, open points and dispositions	202	29,673	(29,471)	NM
Total as reported	$576,499	$683,563	$(107,064)	(15.7)%

Total Fixed Operations gross profit:
Same store	$281,803	$318,774	$(36,971)	(11.6)%
Acquisitions, open points and dispositions	758	15,380	(14,622)	NM
Total as reported	$282,561	$334,154	$(51,593)	(15.4)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$110,444	$141,944	$(31,500)	(22.2)%
Warranty	49,326	69,809	(20,483)	(29.3)%
Wholesale parts	26,352	40,027	(13,675)	(34.2)%
Internal, sublet and other	65,876	95,557	(29,681)	(31.1)%
Total revenue	$251,998	$347,337	$(95,339)	(27.4)%

Gross profit
Customer pay	$62,461	$77,653	$(15,192)	(19.6)%
Warranty	27,720	39,039	(11,319)	(29.0)%
Wholesale parts	4,506	6,872	(2,366)	(34.4)%
Internal, sublet and other	29,778	47,144	(17,366)	(36.8)%
Total gross profit	$124,465	$170,708	$(46,243)	(27.1)%

Gross profit as a % of revenue
Customer pay	56.6%	54.7%	190	bps
Warranty	56.2%	55.9%	30	bps
Wholesale parts	17.1%	17.2%	(10)	bps
Internal, sublet and other	45.2%	49.3%	(410)	bps
Total gross profit as a % of revenue	49.4%	49.1%	30	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$245,242	$279,513	$(34,271)	(12.3)%
Warranty	110,086	138,782	(28,696)	(20.7)%
Wholesale parts	65,058	79,325	(14,267)	(18.0)%
Internal, sublet and other	156,113	185,943	(29,830)	(16.0)%
Total revenue	$576,499	$683,563	$(107,064)	(15.7)%

Gross profit
Customer pay	$137,054	$151,977	$(14,923)	(9.8)%
Warranty	61,466	77,447	(15,981)	(20.6)%
Wholesale parts	11,173	13,668	(2,495)	(18.3)%
Internal, sublet and other	72,868	91,062	(18,194)	(20.0)%
Total gross profit	$282,561	$334,154	$(51,593)	(15.4)%

Gross profit as a % of revenue
Customer pay	55.9%	54.4%	150	bps
Warranty	55.8%	55.8%	—	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	46.7%	49.0%	(230)	bps
Total gross profit as a % of revenue	49.0%	48.9%	10	bps
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$111,421	$135,721	$(24,300)	(17.9)%
Warranty	48,672	68,095	(19,423)	(28.5)%
Wholesale parts	26,207	39,522	(13,315)	(33.7)%
Internal, sublet and other	66,030	90,962	(24,932)	(27.4)%
Total revenue	$252,330	$334,300	$(81,970)	(24.5)%

Gross profit
Customer pay	$62,538	$74,411	$(11,873)	(16.0)%
Warranty	27,331	38,047	(10,716)	(28.2)%
Wholesale parts	4,505	6,780	(2,275)	(33.6)%
Internal, sublet and other	29,645	44,823	(15,178)	(33.9)%
Total gross profit	$124,019	$164,061	$(40,042)	(24.4)%

Gross profit as a % of revenue
Customer pay	56.1%	54.8%	130	bps
Warranty	56.2%	55.9%	30	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	44.9%	49.3%	(440)	bps
Total gross profit as a % of revenue	49.1%	49.1%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$245,883	$266,774	$(20,891)	(7.8)%
Warranty	109,804	133,383	(23,579)	(17.7)%
Wholesale parts	64,894	77,663	(12,769)	(16.4)%
Internal, sublet and other	155,716	176,070	(20,354)	(11.6)%
Total revenue	$576,297	$653,890	$(77,593)	(11.9)%

Gross profit
Customer pay	$137,169	$145,377	$(8,208)	(5.6)%
Warranty	61,142	74,470	(13,328)	(17.9)%
Wholesale parts	11,169	13,342	(2,173)	(16.3)%
Internal, sublet and other	72,323	85,585	(13,262)	(15.5)%
Total gross profit	$281,803	$318,774	$(36,971)	(11.6)%

Gross profit as a % of revenue
Customer pay	55.8%	54.5%	130	bps
Warranty	55.7%	55.8%	(10)	bps
Wholesale parts	17.2%	17.2%	—	bps
Internal, sublet and other	46.4%	48.6%	(220)	bps
Total gross profit as a % of revenue	48.9%	48.8%	10	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Fixed Operations revenue decreased approximately $82.0 million, or 24.5%, and Fixed Operations gross profit decreased approximately $40.0 million, or 24.4%. Customer pay gross profit decreased approximately $11.9 million, or 16.0%, warranty gross profit decreased approximately $10.7 million, or 28.2%, wholesale parts gross profit decreased approximately $2.3 million, or 33.6%, and internal, sublet and other gross profit decreased approximately $15.2 million, or 33.9%. While our Fixed Operations business was not restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity in the second quarter of 2020.
Same Store Franchised Dealerships Segment Fixed Operations – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Fixed Operations revenue decreased approximately $77.6 million, or 11.9%, and Fixed Operations gross profit decreased approximately $37.0 million, or 11.6%. Customer pay gross profit decreased approximately $8.2 million, or 5.6%, warranty gross profit decreased approximately $13.3 million, or 17.9%, wholesale parts gross profit decreased approximately $2.2 million, or 16.3%, and internal, sublet and other gross profit decreased approximately $13.3 million, or 15.5%. While our Fixed Operations business was not restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity in the second quarter of 2020.
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

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$75,558	$82,399	$(6,841)	(8.3)%
Acquisitions, open points and dispositions	4,843	7,108	(2,265)	NM
Total as reported	$80,401	$89,507	$(9,106)	(10.2)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,730	$1,554	$176	11.3%
Reported	$1,839	$1,581	$258	16.3%

Total combined new and used retail unit sales:
Same store	43,683	53,028	(9,345)	(17.6)%
Acquisitions, open points and dispositions	31	3,598	(3,567)	NM
Total as reported	43,714	56,626	(12,912)	(22.8)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$154,149	$155,819	$(1,670)	(1.1)%
Acquisitions, open points and dispositions	9,280	14,209	(4,929)	NM
Total as reported	$163,429	$170,028	$(6,599)	(3.9)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,699	$1,538	$161	10.5%
Reported	$1,798	$1,561	$237	15.2%

Total combined new and used retail unit sales:
Same store	90,711	101,331	(10,620)	(10.5)%
Acquisitions, open points and dispositions	180	7,625	(7,445)	NM
Total as reported	90,891	108,956	(18,065)	(16.6)%

NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$80,401	$89,507	$(9,106)	(10.2)%
Unit sales	43,714	56,626	(12,912)	(22.8)%
Gross profit per retail unit (excludes fleet)	$1,839	$1,581	$258	16.3%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$163,429	$170,028	$(6,599)	(3.9)%
Unit sales	90,891	108,956	(18,065)	(16.6)%
Gross profit per retail unit (excludes fleet)	$1,798	$1,561	$237	15.2%

Our Franchised Dealerships Segment same store F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$75,558	$82,399	$(6,841)	(8.3)%
Unit sales	43,683	53,028	(9,345)	(17.6)%
Gross profit per retail unit (excludes fleet)	$1,730	$1,554	$176	11.3%

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$154,149	$155,819	$(1,670)	(1.1)%
Unit sales	90,711	101,331	(10,620)	(10.5)%
Gross profit per retail unit (excludes fleet)	$1,699	$1,538	$161	10.5%
Same Store Franchised Dealerships Segment F&I – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
F&I revenues decreased approximately $6.8 million, or 8.3%, due to a 17.6% decrease in retail new and used vehicle unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $176 per unit, or 11.3%, to $1,730 per unit, primarily due to increases in finance contract and service contract penetration rates.
Finance contract revenue decreased 16.6%, primarily due to a 13.9% decrease in finance contract volume as a result of lower retail new and used vehicle unit sales volume, and a 3.1% decrease in gross profit per finance contract, partially offset by a 350 basis point increase in the finance contract penetration rate. Service contract revenue decreased 4.8%, primarily due to a 6.4% decrease in service contract volume as a result of lower retail new and used vehicle unit sales volume, partially offset by a 1.8% increase in gross profit per service contract and a 450 basis point increase in the service contract penetration rate. Other aftermarket contract revenue decreased 18.1%, primarily due to a 17.8% decrease in other aftermarket contact volume and a 0.4% decrease in gross profit per other aftermarket contract. The other aftermarket contract penetration rate decreased 30 basis points. Consistent with other revenue and gross profit streams, F&I revenue and gross profit were adversely impacted by the effect of lower retail new and used vehicle sales as a result of the COVID-19 pandemic in the second quarter of 2020.
Same Store Franchised Dealerships Segment F&I – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

F&I revenues decreased approximately $1.7 million, or 1.1%, due to a 10.5% decrease in retail new and used vehicle unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $161 per unit, or 10.5%, to $1,699 per unit, primarily due to increases in finance contract and service contract penetration rates.
Finance contract revenue decreased 7.1%, primarily due to a 9.0% decrease in finance contract volume as a result of lower retail new and used vehicle unit sales volume, partially offset by a 2.0% increase in gross profit per finance contract and a 130 basis point increase in the finance contract penetration rate. Service contract revenue decreased 0.4%, primarily due to a 0.7% decrease in service contract volume as a result of lower retail new and used vehicle unit sales volume, partially offset by a 0.2% increase in gross profit per service contract and a 370 basis point increase in the service contract penetration rate. Other aftermarket contract revenue decreased 9.5%, primarily due to an 8.4% decrease in other aftermarket contract volume and a 1.2% decrease in gross profit per other aftermarket contract. The other aftermarket contract penetration rate increased 320 basis

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
points. Consistent with other revenue and gross profit streams, F&I revenue and gross profit were adversely impacted by the effect of lower retail new and used vehicle sales as a result of the COVID-19 pandemic in the first half of 2020.
-
Results of Operations – EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2020 and are compared to the same prior year period, as applicable. The following discussion of used vehicles and F&I, wholesale vehicles, and parts, service and collision repair are on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
The EchoPark Segment same store results consist of the results of eight EchoPark stores, four in Texas, three in Colorado and one in North Carolina, for the three and six months ended June 30, 2020 compared to the same prior year period, as applicable. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations in the last 12 months.

Used Vehicles and F&I – EchoPark Segment
Based on the way we manage the EchoPark Segment, our operating strategy focuses on maximizing total used vehicle-related gross profit (based on a combination of retail used vehicle unit sales volume, front-end retail used vehicle gross profit per unit and F&I gross profit per unit) rather than realizing traditional levels of front-end retail used vehicle gross profit per unit. As such, we believe the best per unit measure of gross profit performance at our EchoPark stores is a combined total gross profit per unit, which includes both front-end retail used vehicle gross profit and F&I gross profit per unit sold.
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of used vehicle revenues and F&I revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$243,043	$248,536	$(5,493)	(2.2)%
Acquisitions, open points and closures	30,135	1	30,134	NM
Total as reported	$273,178	$248,537	$24,641	9.9%

Total used vehicle gross profit (loss):
Same store	$(3,988)	$(2,464)	$(1,524)	(61.9)%
Acquisitions, open points and closures	943	1,739	(796)	NM
Total as reported	$(3,045)	$(725)	$(2,320)	(320.0)%

Total used vehicle unit sales:
Same store	11,716	12,587	(871)	(6.9)%
Acquisitions, open points and closures	1,491	—	1,491	NM
Total as reported	13,207	12,587	620	4.9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$508,343	$464,953	$43,390	9.3%
Acquisitions, open points and closures	48,000	—	48,000	NM
Total as reported	$556,343	$464,953	$91,390	19.7%

Total used vehicle gross profit:
Same store	$(5,832)	$(2,721)	$(3,111)	(114.3)%
Acquisitions, open points and closures	2,604	2,266	338	NM
Total as reported	$(3,228)	$(455)	$(2,773)	(609.5)%

Total used vehicle unit sales:
Same store	24,783	23,638	1,145	4.8%
Acquisitions, open points and closures	2,410	—	2,410	NM
Total as reported	27,193	23,638	3,555	15.0%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$27,049	$28,605	$(1,556)	(5.4)%
Acquisitions, open points and closures	3,323	237	3,086	NM
Total as reported	$30,372	$28,842	$1,530	5.3%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$57,273	$54,252	$3,021	5.6%
Acquisitions, open points and closures	5,362	307	5,055	NM
Total as reported	$62,635	$54,559	$8,076	14.8%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$273,178	$248,537	$24,641	9.9%
Used vehicle gross profit (loss)	$(3,045)	$(725)	$(2,320)	(320.0)%
Used vehicle unit sales	13,207	12,587	620	4.9%
Used vehicle revenue per unit	$20,684	$19,746	$938	4.8%
F&I revenue	$30,372	$28,842	$1,530	5.3%
Combined used vehicle gross profit and F&I revenue	$27,327	$28,117	$(790)	(2.8)%
Total used vehicle and F&I gross profit per unit	$2,069	$2,234	$(165)	(7.4)%

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$556,343	$464,953	$91,390	19.7%
Used vehicle gross profit (loss)	$(3,228)	$(455)	$(2,773)	(609.5)%
Used vehicle unit sales	27,193	23,638	3,555	15.0%
Used vehicle revenue per unit	$20,459	$19,670	$789	4.0%
F&I revenue	$62,635	$54,559	$8,076	14.8%
Combined used vehicle gross profit and F&I revenue	$59,407	$54,104	$5,303	9.8%
Total used vehicle and F&I gross profit per unit	$2,185	$2,289	$(104)	(4.5)%
Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$243,043	$248,536	$(5,493)	(2.2)%
Used vehicle gross profit (loss)	$(3,988)	$(2,464)	$(1,524)	(61.9)%
Used vehicle unit sales	11,716	12,587	(871)	(6.9)%
Used vehicle revenue per unit	$20,745	$19,745	$1,000	5.1%
F&I revenue	$27,049	$28,605	$(1,556)	(5.4)%
Combined used vehicle gross profit and F&I revenue	$23,061	$26,141	$(3,080)	(11.8)%
Total used vehicle and F&I gross profit per unit	$1,968	$2,077	$(109)	(5.2)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$508,343	$464,953	$43,390	9.3%
Used vehicle gross profit (loss)	$(5,832)	$(2,721)	$(3,111)	(114.3)%
Used vehicle unit sales	24,783	23,638	1,145	4.8%
Used vehicle revenue per unit	$20,512	$19,670	$842	4.3%
F&I revenue	$57,273	$54,252	$3,021	5.6%
Combined used vehicle gross profit and F&I revenue	$51,441	$51,531	$(90)	(0.2)%
Total used vehicle and F&I gross profit per unit	$2,076	$2,180	$(104)	(4.8)%

Same Store EchoPark Segment Used Vehicles and F&I – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Retail used vehicle revenue decreased approximately $5.5 million, or 2.2%, driven primarily by a 6.9% decrease in retail used vehicle unit sales volume as a result of decreased consumer demand due to the COVID-19 pandemic, offset partially by a $1,000 per unit, or 5.1%, increase in retail used vehicle revenue per unit. Combined used vehicle gross profit and F&I revenue decreased approximately $3.1 million, or 11.8%, driven by lower retail used vehicle unit sales volume and a $109 per unit, or 5.2%, decreased in total used vehicle and F&I gross profit per unit as a result of strategic pricing reductions that were made in April 2020 to drive additional sales volume and turn pre-pandemic inventory. Finance contract gross profit decreased approximately $1.3 million, or 6.5%, due to lower retail used vehicle unit sales volume, offset partially by a 220-basis point increase in the finance contract penetration rate. Service contract gross profit decreased approximately $0.9 million, or 5.1%, due to lower retail used vehicle unit sales volume, offset partially by a 260-basis point increase in the service contract penetration rate. Other aftermarket product gross profit decreased approximately $4.4 million, or 14.6%, due primarily to a 14.4% decrease in total aftermarket contracts.

Same Store EchoPark Segment Used Vehicles and F&I – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Retail used vehicle revenue increased approximately $43.4 million, or 9.3%, driven primarily by a 4.8% increase in retail used vehicle unit sales volume and an 4.3%, increase in retail used vehicle revenue per unit. Strength in retail used vehicle unit sales volume in the first quarter of 2020 more than offset the challenges we faced in the second quarter of 2020 as a result of the COVID-19 pandemic, demonstrating the strength of the EchoPark model. Combined used vehicle gross profit and F&I revenue decreased approximately $0.1 million, or 0.2%, driven by a $104 per unit, or 4.8% decrease in total used vehicle and F&I gross profit per unit as a result of strategic pricing reductions that were made in April 2020 to drive additional sales volume and turn pre-pandemic inventory, offset partially by higher retail used vehicle unit sales volume. Finance contract gross profit increased approximately $0.2 million, or 0.5%, due to higher retail used vehicle unit sales volume and a 100-basis point increase in the finance contract penetration rate. Service contract gross profit increased approximately 0.4 million, or 1.1%, due to a higher retail used vehicle unit sales volume and a 250-basis point increase in the service contract penetration rate. Other aftermarket product gross profit decreased approximately $3.1 million, or 5.5%, due primarily to a 4.3% decrease in total aftermarket contracts.
Wholesale Vehicles – EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for a discussion of the macro drivers of wholesale vehicle revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$4,349	$6,320	$(1,971)	(31.2)%
Acquisitions, open points and closures	317	(1)	318	NM
Total as reported	$4,666	$6,319	$(1,653)	(26.2)%

Total wholesale vehicle gross profit (loss):
Same store	$(69)	$(42)	$(27)	(64.3)%
Acquisitions, open points and closures	—	(1)	1	NM
Total as reported	$(69)	$(43)	$(26)	(60.5)%

Total wholesale vehicle unit sales:
Same store	1,319	1,686	(367)	(21.8)%
Acquisitions, open points and closures	135	—	135	NM
Total as reported	1,454	1,686	(232)	(13.8)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$10,223	$8,556	$1,667	19.5%
Acquisitions, open points and closures	547	1	546	NM
Total as reported	$10,770	$8,557	$2,213	25.9%

Total wholesale vehicle gross profit (loss):
Same store	$(139)	$(105)	$(34)	(32.4)%
Acquisitions, open points and closures	(6)	—	(6)	NM
Total as reported	$(145)	$(105)	$(40)	(38.1)%

Total wholesale vehicle unit sales:
Same store	2,995	2,185	810	37.1%
Acquisitions, open points and closures	224	—	224	NM
Total as reported	3,219	2,185	1,034	47.3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$4,666	$6,319	$(1,653)	(26.2)%
Gross profit (loss)	$(69)	$(43)	$(26)	(60.5)%
Unit sales	1,454	1,686	(232)	(13.8)%
Revenue per unit	$3,209	$3,748	$(539)	(14.4)%
Gross profit (loss) per unit	$(47)	$(26)	$(21)	(80.8)%
Gross profit (loss) as a % of revenue	(1.5)%	(0.7)%	(80)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$10,770	$8,557	$2,213	25.9%
Gross profit (loss)	$(145)	$(105)	$(40)	(38.1)%
Unit sales	3,219	2,185	1,034	47.3%
Revenue per unit	$3,346	$3,916	$(570)	(14.6)%
Gross profit (loss) per unit	$(45)	$(48)	$3	6.3%
Gross profit (loss) as a % of revenue	(1.3)%	(1.2)%	(10)	bps

Our EchoPark Segment same store wholesale vehicle results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$4,349	$6,320	$(1,971)	(31.2)%
Gross profit (loss)	$(69)	$(42)	$(27)	(64.3)%
Unit sales	1,319	1,686	(367)	(21.8)%
Revenue per unit	$3,297	$3,749	$(452)	(12.1)%
Gross profit (loss) per unit	$(52)	$(25)	$(27)	(108.0)%
Gross profit (loss) as a % of revenue	(1.6)%	(0.7)%	(90)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$10,223	$8,556	$1,667	19.5%
Gross profit (loss)	$(139)	$(105)	$(34)	(32.4)%
Unit sales	2,995	2,185	810	37.1%
Revenue per unit	$3,413	$3,916	$(503)	(12.8)%
Gross profit (loss) per unit	$(46)	$(48)	$2	4.2%
Gross profit (loss) as a % of revenue	(1.4)%	(1.2)%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Store EchoPark Segment Wholesale Vehicles – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Wholesale vehicle revenue decreased, due to decreases in wholesale vehicle unit sales volume and wholesale vehicle revenue per unit. Wholesale vehicle gross loss was flat. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction, affecting our wholesale vehicle gross profit (loss). However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from customers. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit out exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our used vehicle inventory days’ supply at our EchoPark stores was approximately 38 and 31 days as of June 30, 2020 and 2019, respectively, above our target range as of June 30, 2020 due to lower than typical vehicle unit sales volume in April and May 2020 and our new Tampa, Florida store which opened in April 2020.

Same Store EchoPark Segment Wholesale Vehicles – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Wholesale vehicle revenue increased, due to increased wholesale vehicle unit sales volume as a result of a shift in our inventory acquisition and pricing strategy at our EchoPark stores during the second quarter of 2018. Prior to this, EchoPark inventory was subject to increased risk of aging and wholesale vehicle gross loss, which drove higher wholesale transaction volumes. Wholesale vehicle gross loss increased as a result of the evolution of our customer trade-in vehicle appraisal strategy, which has enabled us to trade for more customer vehicles. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction, affecting our wholesale vehicle gross profit (loss). However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from customers.
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

The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$6,277	$7,974	$(1,697)	(21.3)%
Acquisitions, open points and closures	783	1	782	NM
Total as reported	$7,060	$7,975	$(915)	(11.5)%

Total Fixed Operations gross profit (loss):
Same store	$(141)	$(141)	$—	—%
Acquisitions, open points and closures	(45)	(21)	(24)	NM
Total as reported	$(186)	$(162)	$(24)	(14.8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$15,852	$13,179	$2,673	20.3%
Acquisitions, open points and closures	1,387	—	1,387	100.0%
Total as reported	$17,239	$13,179	$4,060	30.8%

Total Fixed Operations gross profit (loss):
Same store	$(299)	$(351)	$52	14.8%
Acquisitions, open points and closures	(84)	(21)	(63)	(300.0)%
Total as reported	$(383)	$(372)	$(11)	(3.0)%

Our EchoPark Segment reported Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$7,060	$7,975	$(915)	(11.5)%
Gross profit (loss)	$(186)	$(162)	$(24)	(14.8)%
Gross profit (loss) as a % of revenue	(2.6)%	(2.0)%	(60)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$17,239	$13,179	$4,060	30.8%
Gross profit (loss)	$(383)	$(372)	$(11)	(3.0)%
Gross profit (loss) as a % of revenue	(2.2)%	(2.8)%	60	bps
Our EchoPark Segment same store Fixed Operations results are as follows:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$6,277	$7,974	$(1,697)	(21.3)%
Gross profit (loss)	$(141)	$(141)	$—	—%
Gross profit (loss) as a % of revenue	(2.2)%	(1.8)%	(40)	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$15,852	$13,179	$2,673	20.3%
Gross profit (loss)	$(299)	$(351)	$52	14.8%
Gross profit (loss) as a % of revenue	(1.9)%	(2.7)%	80	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store EchoPark Segment Fixed Operations – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Fixed Operations revenue decreased approximately $1.7 million, or 21.3%, primarily due to lower vehicle unit sales volume (and resulting inventory reconditioning requirements).
Same Store EchoPark Segment Fixed Operations – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Fixed Operations revenue increased approximately $2.7 million, or 20.3%, primarily due to higher vehicle unit sales volume (and resulting inventory reconditioning requirements).
Segment Results Summary
In the following tables of financial data, total segment income of the reportable segments is reconciled to consolidated income (loss) from continuing operations before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Three Months Ended June 30,		Better / Worse
	2020	2019	Change	% Change
	(In thousands)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$900,003	$1,204,754	$(304,751)	(25.3)%
Used vehicles	535,699	637,090	(101,391)	(15.9)%
Wholesale vehicles	28,509	43,720	(15,211)	(34.8)%
Parts, service and collision repair	251,998	347,337	(95,339)	(27.4)%
Finance, insurance and other, net	80,401	89,507	(9,106)	(10.2)%
Franchised Dealerships Segment revenues	$1,796,610	$2,322,408	$(525,798)	(22.6)%

EchoPark Segment revenues:
Used vehicles	$273,178	$248,537	$24,641	9.9%
Wholesale vehicles	4,666	6,319	(1,653)	(26.2)%
Parts, service and collision repair	7,060	7,975	(915)	(11.5)%
Finance, insurance and other, net	30,372	28,842	1,530	5.3%
EchoPark Segment revenues	$315,276	$291,673	$23,603	8.1%

Total consolidated revenues	$2,111,886	$2,614,081	$(502,195)	(19.2)%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$35,689	$35,129	$560	1.6%
EchoPark Segment	2,577	1,693	884	52.2%
Total segment income (loss)	$38,266	$36,822	$1,444	3.9%
Impairment charges (2)	(833)	—	(833)	(100.0)%
Income (loss) from continuing operations before taxes	$37,433	$36,822	$611	1.7%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	43,864	57,067	(13,203)	(23.1)%
EchoPark Segment	13,207	12,587	620	4.9%
Total retail new and used vehicle unit sales volume	57,071	69,654	(12,583)	(18.1)%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(2)For the three months ended June 30, 2020, the above amount includes a pre-tax impairment charge of approximately $0.8 million related to the abandonment of certain construction projects.

	Six Months Ended June 30,		Better / Worse
	2020	2019	Change	% Change
	(In thousands)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,859,492	$2,271,088	$(411,596)	(18.1)%
Used vehicles	1,102,587	1,241,039	(138,452)	(11.2)%
Wholesale vehicles	70,948	96,253	(25,305)	(26.3)%
Parts, service and collision repair	576,499	683,563	(107,064)	(15.7)%
Finance, insurance and other, net	163,429	170,028	(6,599)	(3.9)%
Franchised Dealerships Segment revenues	$3,772,955	$4,461,971	$(689,016)	(15.4)%

EchoPark Segment revenues:
Used vehicles	$556,343	$464,953	$91,390	19.7%
Wholesale vehicles	10,770	8,557	2,213	25.9%
Parts, service and collision repair	17,239	13,179	4,060	30.8%
Finance, insurance and other, net	62,635	54,559	8,076	14.8%
EchoPark Segment revenues	$646,987	$541,248	$105,739	19.5%

Total consolidated revenues	$4,419,942	$5,003,219	$(583,277)	(11.7)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$58,346	$96,310	$(37,964)	(39.4)%
EchoPark Segment	4,672	3,800	872	22.9%
Total segment income (loss)	$63,018	$100,110	$(37,092)	(37.1)%
Impairment charges (3)	(268,833)	(1,952)	(266,881)	(13,672.2)%
Income (loss) from continuing operations before taxes	$(205,815)	$98,158	$(303,973)	(309.7)%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	91,626	109,676	(18,050)	(16.5)%
EchoPark Segment	27,193	23,638	3,555	15.0%
Total retail new and used vehicle unit sales volume	118,819	133,314	(14,495)	(10.9)%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the six months ended June 30, 2019, the above amount includes a pre-tax net gain on the disposal of franchised dealerships of approximately $46.7 million, offset partially by approximately $6.3 million of pre-tax executive transition costs.
(3)For the six months ended June 30, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of COVID-19 which has adversely affected our business, as well as a

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
pre-tax impairment charge of approximately $0.8 million related to the abandonment of certain construction projects. For the six months ended June 30, 2019, the above amount includes approximately $1.9 million of pre-tax fair value adjustments to real estate at former EchoPark locations classified as held for sale.

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
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$140,266	$181,197	$40,931	22.6%
Advertising	8,087	15,402	7,315	47.5%
Rent	13,223	13,336	113	0.8%
Other	68,783	84,597	15,814	18.7%
Total SG&A expenses	$230,359	$294,532	$64,173	21.8%

SG&A expenses as a % of gross profit:
Compensation	45.6%	47.5%	190	bps
Advertising	2.6%	4.0%	140	bps
Rent	4.3%	3.5%	(80)	bps
Other	22.4%	22.2%	(20)	bps
Total SG&A expenses as a % of gross profit	74.9%	77.2%	230	bps

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$314,688	$365,381	$50,693	13.9%
Advertising	22,222	30,453	8,231	27.0%
Rent	27,088	28,586	1,498	5.2%
Other	148,517	117,206	(31,311)	(26.7)%
Total SG&A expenses	$512,515	$541,626	$29,111	5.4%

SG&A expenses as a % of gross profit:
Compensation	47.8%	49.4%	160	bps
Advertising	3.4%	4.1%	70	bps
Rent	4.1%	3.9%	(20)	bps
Other	22.6%	15.8%	(680)	bps
Total SG&A expenses as a % of gross profit	77.9%	73.2%	(470)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to overall expense reduction, with the largest decrease in compensation expense as a result of lower levels of gross profit and strategic actions we took in March through June 2020 to reduce our expense structure in response to the COVID-19 pandemic. Advertising expense decreased both in dollar amount and as a percentage of gross profit, due primarily to a focused effort on centralizing and reducing marketing spend in order to get the most efficient use of our advertising dollars. Rent expense was flat compared to the prior year period. Other SG&A expenses decreased in dollar amount and increased as a percentage of gross profit due primarily to a decrease in customer-related costs and other fixed costs as we focused on reducing loaner vehicle expense and other spending during the pandemic. As a result of actions taken since March 2020, we expect to realize approximately $7.0 million per month in expense reductions on a go-forward basis, compared to pre-COVID-19 levels.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Overall SG&A expenses decreased in dollar amount and increased as a percentage of gross profit, primarily due to overall expense reduction, with the largest decrease in compensation expense as a result of lower levels of gross profit and strategic actions we took in March through June 2020 to reduce our expense structure in response to the COVID-19 pandemic. Advertising expense decreased both in dollar amount and as a percentage of gross profit, due primarily to a focused effort on centralizing and reducing marketing spend in order to get the most efficient use of our advertising dollars. Rent expense decreased in dollar amount and increased as a percentage of gross profit, primarily due to the disposal of several franchised dealerships during and since the period ended June 30, 2019. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit due primarily to a $46.7 million pre-tax net gain on the disposal of franchised dealerships in the prior year period.
Impairment Charges – Consolidated
Impairment charges increased approximately $0.8 million and $266.9 million during the three and six months ended June 30, 2020, respectively. Impairment charges for the three months ended June 30, 2020 were related to the abandonment of certain construction projects. Impairment charges for the six months ended June 30, 2020 were primarily related to fair value adjustments to goodwill. There were no impairment charges for the three months ended June 30, 2019. Impairment charges for the six months ended June 30, 2019 were related to fair value adjustments of real estate at former EchoPark locations classified as held for sale.
Depreciation and Amortization – Consolidated
Depreciation expense decreased approximately $1.2 million, or 4.9%, and $1.5 million, or 3.3%, during the three and six months ended June 30, 2020, respectively. The decreases were due primarily to the disposition of franchised dealerships in the prior year period and the aging of assets.
Interest Expense, Floor Plan – Consolidated
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Interest expense, floor plan for new vehicles decreased approximately $5.8 million, or 53.3%. The average new vehicle floor plan interest rate was 1.57%, down from 3.14% in the three months ended June 30, 2019, resulting in a decrease in new vehicle floor plan interest expense of approximately $5.1 million. The average new vehicle floor plan notes payable balance decreased approximately $88.4 million, which decreased new vehicle floor plan interest expense by approximately $0.7 million.
Interest expense, floor plan for used vehicles decreased approximately $0.4 million, or 24.5%. The average used vehicle floor plan interest rate was 1.89%, down from 3.17% in the three months ended June 30, 2019, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.9 million. The average used vehicle floor plan notes payable balance increased approximately $56.6 million, which increased used vehicle floor plan interest expense by approximately $0.5 million, partially offsetting the decrease from lower interest rates.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Interest expense, floor plan for new vehicles decreased approximately $8.6 million, or 38.0%. The average new vehicle floor plan interest rate was 2.12%, down from 3.28% in the six months ended June 30, 2019, resulting in a decrease in new vehicle floor plan interest expense of approximately $7.7 million. The average new vehicle floor plan notes payable balance decreased approximately $55.6 million, which decreased new vehicle floor plan interest expense by approximately $0.9 million.
Interest expense, floor plan for used vehicles decreased approximately $0.3 million, or 10.6%. The average used vehicle floor plan interest rate was 2.30%, down from 3.11% in the six months ended June 30, 2019, resulting in a decrease in used vehicle floor plan interest expense of approximately $1.0 million. The average used vehicle floor plan notes payable balance increased approximately $42.7 million, which increased used vehicle floor plan interest expense by approximately $0.7 million.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Stated/coupon interest	$8,741	$12,468	$3,727	29.9%
Deferred loan cost amortization	624	598	(26)	(4.3)%
Interest rate hedge expense (benefit)	(380)	(917)	(537)	(58.6)%
Capitalized interest	(124)	(205)	(81)	(39.5)%
Interest on finance lease liabilities	1,337	1,339	2	0.1%
Other interest	(401)	345	746	216.2%
Total interest expense, other, net	$9,797	$13,628	$3,831	28.1%

	Six Months Ended June 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Stated/coupon interest	$17,955	$24,907	$6,952	27.9%
Deferred loan cost amortization	1,182	1,189	7	0.6%
Interest rate hedge expense (benefit)	(808)	(1,514)	(706)	(46.6)%
Capitalized interest	(545)	(884)	(339)	(38.3)%
Interest on finance lease liabilities	2,681	2,515	(166)	(6.6)%
Other interest	297	268	(29)	(10.8)%
Total interest expense, other, net	$20,762	$26,481	$5,719	21.6%

Interest expense, other, net decreased approximately $3.8 million during the three months ended June 30, 2020, primarily due to lower stated/coupon interest related to the repurchase of the remaining 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”) on December 30, 2019, offset partially by a decrease in interest rate hedge benefit. Interest expense, other, net decreased approximately $5.7 million during the six months ended June 30, 2020, primarily due to lower stated/coupon interest related to the repurchase of the remaining 5.0% Notes on December 30, 2019, offset partially by a decrease in interest rate hedge benefit and capitalized interest.
Income Taxes
The overall effective tax rate from continuing operations was 17.2% and 18.3% for the three and six months ended June 30, 2020, respectively, and 27.4% and 29.6% for the three and six months ended June 30, 2019, respectively. Income tax benefit for the three months ended June 30, 2020 includes a $3.4 million discrete benefit related to the favorable resolution of certain tax matters and other adjustments, offset partially by a $0.3 million discrete charge related to vested or exercised stock compensation awards. Income tax benefit for the six months ended June 30, 2020 includes a $55.8 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge, a $0.2 million discrete benefit related to vested or exercised stock compensation awards, and a $0.2 million discrete benefit related to the favorable resolution of certain tax matters, offset partially by a $1.4 million discrete charge related to changes in uncertain tax positions and other

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
adjustments. Income tax expense for the three months ended June 30, 2019 includes a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Income tax expense for the six months ended June 30, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $0.4 million discrete benefit related to the favorable resolution of certain tax matters Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2020 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility, the indenture governing the 6.125% Notes and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2020, we had approximately $284.9 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$115,724	$29,103
Availability under the 2016 Revolving Credit Facility	183,434	230,689
Availability under our used vehicle floor plan facilities (1)	—	17,090
Availability under the 2019 Mortgage Facility	3,090	3,090
Availability under the 2020 Line of Credit Facility	69,000	—
Floor plan deposit balance	83,949	—
Total available liquidity resources	$455,197	$279,972
(1) As of June 30, 2020, there was $98.8 million of availability under the VIN-specific amendment.
We participate in a program with two of our manufacturer-affiliated finance companies wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of approximately $83.9 million as of June 30, 2020 is classified in other current assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020. There was no deposit balance as of December 31, 2019.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 1.62% and 3.15% in the three months ended June 30, 2020 and 2019, respectively, and 2.14% and 3.26% in the six months ended June 30, 2020 and 2019, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $6.2 million and $9.9 million in floor plan assistance in the three months ended June 30, 2020 and 2019, respectively, and approximately $16.2 million and $19.2 million in floor plan assistance in the six months ended June 30, 2020 and 2019, respectively. We recognized in cost of sales approximately $8.7 million and $10.3 million in manufacturer floor plan assistance in the three months ended June 30, 2020 and 2019, respectively, and approximately $17.7 million and $19.3 million in the six months ended June 30, 2020 and 2019, respectively. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the six months ended June 30, 2020 were approximately $61.7 million, including approximately $52.6 million related to our Franchised Dealerships Segment and approximately $9.1 million related to our EchoPark Segment, all of which was funded through cash flows from operations. Of this amount, approximately $35.0 million was related to facility construction projects, $17.6 million was related to real estate acquisitions and $9.1 million was for other fixed assets utilized in our store operations.
Of the $61.7 million in capital expenditures in the six months ended June 30, 2020, approximately $53.1 million was funded through mortgage financing and approximately $8.6 million was funded through cash from operations and use of our credit facilities. As of June 30, 2020, commitments for facility construction projects totaled approximately $21.8 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the six months ended June 30, 2020, we repurchased approximately 1.0 million shares of our Class A Common Stock for approximately $27.8 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of June 30, 2020, our total remaining repurchase authorization was approximately $53.4 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists, and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2020, we had approximately $284.9 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended June 30, 2020, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2020, which was paid on July 15, 2020. Subsequent to June 30, 2020, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2020 to be paid on October 15, 2020. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indenture governing the 6.125% Notes also contains restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2020, we had approximately $284.9 million of net income and retained earnings free of such restrictions. The payment of any future

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Net cash provided by operating activities in the six months ended June 30, 2020 was approximately $227.7 million. This provision of cash was comprised primarily of a decrease in notes payable – floor plan – trade and inventories and an increase in other assets, offset partially by a decrease in receivables and cash inflows related to operating profits. In the six months ended June 30, 2019, net cash used in operating activities was approximately $56.9 million. This use of cash was comprised primarily of an increase in other assets and a decrease in notes payable – floor plan – trade and inventories, offset partially by decreases in receivables and cash inflows related to operating profits.
Net cash used in investing activities in the six months ended June 30, 2020 was approximately $62.5 million. This use of cash was comprised primarily of purchases of land, property and equipment. Net cash provided by investing activities in the six months ended June 30, 2019 was approximately $72.4 million. This provision of cash was comprised primarily of proceeds from the sale of franchised dealerships and property and equipment, offset partially by purchases of land, property and equipment.

Net cash used in financing activities in the six months ended June 30, 2020 was approximately $78.7 million. This use of cash was comprised primarily of net repayments of notes payable – floor plan – non-trade and purchases of treasury stock, offset partially by proceeds from the issuance of long-term debt. Net cash used in financing activities in the six months ended June 30, 2019 was approximately $19.3 million. This use of cash was comprised primarily of payments on long-term debt and purchases of treasury stock, offset partially by proceeds from net borrowings of notes payable - floor plan - non-trade.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash provided by combined trade and non-trade floor plan financing used in combined trade and non-trade floor plan financing was approximately $321.8 million in the six months ended June 30, 2020. Net cash used in combined trade and non-trade floor plan financing was approximately $66.2 million in the six months ended June 30, 2019. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash used in operating activities of approximately $163.6 million and $55.2 million in the six months ended June 30, 2020 and 2019, respectively.
One factor that management uses to measure cash flow generation or use is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments. That measure is provided and reconciled to the nearest comparable GAAP financial measure in the tables below:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$30,791				$26,599
Provision for income taxes				6,353				10,009
Income (loss) before taxes	$34,856	$2,577	$(289)	$37,144	$35,129	$1,693	$(213)	$36,608
Non-floor plan interest (1)	8,938	234	—	9,172	12,599	431	—	13,030
Depreciation & amortization (2)	20,514	2,758	—	23,272	21,736	2,668	—	24,404
Stock-based compensation expense	2,971	—	—	2,971	2,612	—	—	2,612
Asset impairment charges	833	—	—	833	—	—	—	—
Loss (gain) on franchise disposals	1,117	—	—	1,117	356	—	—	356
Adjusted EBITDA (3)	$69,229	$5,569	$(289)	$74,509	$72,432	$4,792	$(213)	$77,010

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Includes the following line items from the accompanying unaudited condensed consolidated statements of operations, net of any amortization of debt issuance costs or net debt discount/premium included in (2) below: interest expense, other, net; interest expense, non-cash, convertible debt; and interest expense/amortization, non-cash, cash flow swaps.
(2)Includes the following line items from the accompanying unaudited condensed consolidated statements of cash flows: depreciation and amortization of property and equipment; debt issuance cost amortization; and net debt discount/premium amortization and other amortization.
(3)Adjusted EBITDA is a non-GAAP financial measure.

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$(168,542)				$68,821
Provision for income taxes				(37,846)				28,944
Income (loss) before taxes	$(210,487)	$4,672	$(573)	$(206,388)	$96,284	$1,874	$(393)	$97,765
Non-floor plan interest (1)	18,985	595	—	19,580	24,428	864	—	25,292
Depreciation & amortization (2)	40,655	5,471	—	46,126	42,560	5,085	—	47,645
Stock-based compensation expense	5,398	—	—	5,398	5,426	—	—	5,426
Loss (gain) on exit of leased dealerships	—	—	—	—	(170)	—	—	(170)
Asset impairment charges	268,833	—	—	268,833	26	1,926	—	1,952
Loss (gain) on franchise disposals	1,115	—	—	1,115	(46,394)	—	—	(46,394)
Adjusted EBITDA (3)	$124,499	$10,738	$(573)	$134,664	$122,160	$9,749	$(393)	$131,516

(1)Includes the following line items from the accompanying unaudited condensed consolidated statements of operations, net of any amortization of debt issuance costs or net debt discount/premium included in (2) below: interest expense, other, net; interest expense, non-cash, convertible debt; interest expense/amortization, non-cash, cash flow swaps.
(2)Includes the following line items from the accompanying unaudited condensed consolidated statements of cash flows: depreciation and amortization of property and equipment, debt issuance cost amortization; and net debt discount/premium amortization and other amortization.
(3)Adjusted EBITDA is a non-GAAP financial measure.
Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the 2016 Credit Facilities (or any replacements thereof), the 2019 Mortgage Facility (or any replacements thereof), the 2020 Line of Credit Facility (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
During the first half of 2020, we took actions to increase overall liquidity by ensuring all vehicles that were available for floor plan financing were submitted and funded, as well as negotiating with landlords and other vendors for payment abatements or deferrals, reviewing our portfolio of unencumbered owned real estate for mortgage opportunities, taking advantage of certain federal and state programs for the deferral of payment of certain types of taxes (income, payroll, sales, withholding and property), and seeking amendments to our outstanding credit facilities and exploring sources of liquidity provided through various governmental programs. Currently, the effects of the COVID-19 pandemic have not affected our cost of or access to capital and funding sources. We do not currently anticipate any materially negative changes to our cost of or access to capital over the near or longer term.

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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $42.0 million and $46.5 million at June 30, 2020 and December 31, 2019, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2020.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both June 30, 2020 and December 31, 2019.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility, the 2019 Mortgage Facility, the 2020 Line of Credit and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $937.6 million at June 30, 2020. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $11.6 million in the six months ended June 30, 2020. Of the total change in interest expense, approximately $10.0 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the six months ended June 30, 2020 due to the leases containing LIBOR floors which were above the LIBOR rate during the six months ended June 30, 2020.
We also have interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of the outstanding interest rate cap positions at June 30, 2020 was an asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. During 2018, we terminated all of our previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which was amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of income on a ratable basis over the original term of the agreements (through July 1, 2020). The fair value of the outstanding interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
Foreign Currency Risk
We purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories in U.S. Dollars, our business is subject to foreign exchange rate risk that may influence automobile manufacturers’ ability to provide their products at competitive prices in the U.S. To the extent that we cannot recapture this exchange rate volatility in prices charged to customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 was approximately $0.3 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.
Our business could be adversely affected by the effects of widespread public health epidemics.
The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of new vehicle or parts inventory to us or our manufacturing partners. In 2020, the worldwide spread of COVID-19 led to widespread disruptions to travel and economic activity, including automobile manufacturing and supply chain shut-downs and delays. The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, financial condition, results of operations and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.
Our reported results could be affected by risk of future goodwill impairment charges.
Goodwill is subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. During the first quarter of 2020, the COVID-19 global pandemic resulted in a significant decrease in our market capitalization that increased the risk of impairment. As a result we recorded a $268.0 million non-cash impairment charge related to our franchised dealership reporting unit goodwill as of March 31, 2020. We considered indicators for impairment as of June 30, 2020 and did not identify any that would have triggered additional impairment testing and analysis, including triggering events related to our market capitalization. We may be required to record additional impairment charges if we experience significant adverse changes in the operating environment for our industry due to the COVID-19 global pandemic or our market capitalization (reflected in our stock price) declines below levels in the first quarter of 2020, and we cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.

SONIC AUTOMOTIVE, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
April 2020	1,868	$28.95	1,868	$59,856
May 2020	149,001	$19.91	149,001	$56,889
June 2020	123,196	$28.39	123,196	$53,387
Total	274,065		274,065

(1)On February 13, 2017, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
February 2017 authorization	$100,000
Total active program repurchases prior to June 30, 2020	(46,613)
Current remaining availability as of June 30, 2020 (2)	$53,387

(2)On July 29, 2020, our Board of Directors increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program by an additional $60.0 million.

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

10.1*
Amendment No. 1 to Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of April 2, 2020 and effective as of March 31, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent.

10.2*
Amendment No. 2 to Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement and Modification to Loan Documents, dated as of May 20, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent.

10.3*
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 20, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer; Bank of America, N.A., as revolving administrative agent; and Wells Fargo Bank, National Association, as an l/c issuer.

10.4*
Revolving Joinder Agreement, dated as of May 20, 2020, executed by the subsidiaries of Sonic Automotive, Inc. named therein and delivered to Bank of America, N.A., as administrative agent for the lenders.

10.5*	Pledge Agreement Supplement, dated as of May 20, 2020, executed by EchoPark Automotive, Inc. in favor of Bank of America, N.A., as administrative agent for the lenders.

10.6*
First Amendment to Fourth Amended and Restated Security Agreement, dated as of May 20, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; and Bank of America, N.A., as administrative agent for the lenders.

10.7*	Credit Agreement, dated as of June 23, 2020, between Sonic Automotive, Inc. and Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender.

10.8*	Revolving Commercial Promissory Note, effective June 23, 2020, executed by Sonic Automotive, Inc., as borrower, in favor of Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey).

10.9*
Cross Collateral, Cross Default, and Guaranty Agreement, effective June 23, 2020, by and among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; Ally Financial Inc.; and Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey).

10.10*	Guaranty, dated as of June 23, 2020, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey).

10.11*	Sonic Automotive, Inc. Director Compensation Policy, effective April 29, 2020. (1)

31.1*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley ACertification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SONIC AUTOMOTIVE, INC.

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
*Filed herewith.
**Furnished herewith.
(1)Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

July 30, 2020	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

July 30, 2020	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer