Form 10-Q
period 2020-09-30
SONIC AUTOMOTIVE INC
filed 2020-10-29
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2020, there were 30,020,591 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
•the rate and timing of overall economic expansion or contraction; and
•the severity and duration of the COVID-19 pandemic and the actions taken by vehicle manufacturers, governmental authorities, businesses or consumers in response to the pandemic, including in response to a worsening or “second wave” of the pandemic.
These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,098,302	$1,258,018	$2,957,794	$3,529,106
Used vehicles	946,028	914,272	2,604,957	2,620,264
Wholesale vehicles	56,502	51,542	138,221	156,351
Total vehicles	2,100,832	2,223,832	5,700,972	6,305,721
Parts, service and collision repair	320,929	352,047	914,667	1,048,789
Finance, insurance and other, net	126,784	126,841	352,848	351,429
Total revenues	2,548,545	2,702,720	6,968,487	7,705,939
Cost of Sales:
New vehicles	(1,035,624)	(1,202,710)	(2,804,314)	(3,363,603)
Used vehicles	(917,993)	(877,444)	(2,517,421)	(2,509,699)
Wholesale vehicles	(53,958)	(52,648)	(136,260)	(159,437)
Total vehicles	(2,007,575)	(2,132,802)	(5,457,995)	(6,032,739)
Parts, service and collision repair	(164,403)	(183,107)	(475,964)	(546,067)
Total cost of sales	(2,171,978)	(2,315,909)	(5,933,959)	(6,578,806)
Gross profit	376,567	386,811	1,034,528	1,127,133
Selling, general and administrative expenses	(257,174)	(296,826)	(769,688)	(838,453)
Impairment charges	(26)	(1,124)	(268,859)	(3,076)
Depreciation and amortization	(22,934)	(23,665)	(67,879)	(70,120)
Operating income (loss)	96,433	65,196	(71,898)	215,484
Other income (expense):
Interest expense, floor plan	(4,999)	(11,638)	(21,821)	(37,382)
Interest expense, other, net	(10,762)	(13,013)	(31,523)	(39,494)
Other income (expense), net	1	(5)	100	90
Total other income (expense)	(15,760)	(24,656)	(53,244)	(76,786)
Income (loss) from continuing operations before taxes	80,673	40,540	(125,142)	138,698
Provision for income taxes for continuing operations - benefit (expense)	(20,685)	(11,372)	16,995	(40,430)
Income (loss) from continuing operations	59,988	29,168	(108,147)	98,268
Discontinued operations:
Income (loss) from discontinued operations before taxes	(234)	(223)	(808)	(616)
Provision for income taxes for discontinued operations - benefit (expense)	64	65	231	179
Income (loss) from discontinued operations	(170)	(158)	(577)	(437)
Net income (loss)	$59,818	$29,010	$(108,724)	$97,831
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.41	$0.68	$(2.53)	$2.28
Earnings (loss) per share from discontinued operations	—	(0.01)	(0.02)	(0.01)
Earnings (loss) per common share	$1.41	$0.67	$(2.55)	$2.27
Weighted-average common shares outstanding	42,510	43,078	42,687	42,995
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.35	$0.66	$(2.53)	$2.26
Earnings (loss) per share from discontinued operations	(0.01)	—	(0.02)	(0.01)
Earnings (loss) per common share	$1.34	$0.66	$(2.55)	$2.25
Weighted-average common shares outstanding	44,577	44,203	42,687	43,456

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$59,818	$29,010	$(108,724)	$97,831
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and interest rate cap agreements	296	(223)	1,076	(3,971)
Amortization of terminated interest rate swap agreements	(280)	(786)	(1,912)	(1,707)
Total other comprehensive income (loss) before taxes	16	(1,009)	(836)	(5,678)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	9	330	334	1,726
Other comprehensive income (loss)	25	(679)	(502)	(3,952)
Comprehensive income (loss)	$59,843	$28,331	$(109,226)	$93,879

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$125,739	$29,103
Receivables, net	286,938	432,742
Inventories	1,137,852	1,517,875
Other current assets	101,601	37,890
Total current assets	1,652,130	2,017,610
Property and Equipment, net	1,110,609	1,097,247
Goodwill	207,297	475,791
Other Intangible Assets, net	64,300	64,300
Operating Right-of-Use Lease Assets	337,774	337,842
Finance Right-of-Use Lease Assets	39,463	34,691
Other Assets	92,344	43,554
Total Assets	$3,503,917	$4,071,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$543,126	$860,871
Notes payable - floor plan - non-trade	628,978	678,223
Trade accounts payable	92,624	135,217
Operating short-term lease liabilities	43,900	43,332
Finance short-term lease liabilities	3,167	1,564
Accrued interest	6,352	10,830
Other accrued liabilities	246,958	266,211
Current maturities of long-term debt	63,913	69,908
Total current liabilities	1,629,018	2,066,156
Long-Term Debt	669,684	636,978
Other Long-Term Liabilities	86,728	73,746
Operating Long-Term Lease Liabilities	304,596	304,151
Finance Long-Term Lease Liabilities	39,789	36,313
Deferred Income Taxes	—	8,927
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 65,607,628 shares issued and 30,185,830 shares outstanding at September 30, 2020; 64,733,667 shares issued and 31,105,000 shares outstanding at December 31, 2019	656	647
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2020 and December 31, 2019	121	121
Paid-in capital	764,446	755,904
Retained earnings	668,540	790,158
Accumulated other comprehensive income (loss)	(2,564)	(2,062)
Treasury stock, at cost; 35,421,798 Class A Common Stock shares held at September 30, 2020 and 33,628,667 Class A Common Stock shares held at December 31, 2019	(657,097)	(600,004)
Total Stockholders’ Equity	774,102	944,764
Total Liabilities and Stockholders’ Equity	$3,503,917	$4,071,035

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at June 30, 2019	64,728	$647	(33,629)	$(600,004)	12,029	$121	$750,532	$723,469	$960	$875,725
Shares awarded under stock compensation plans	6	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—
Effect of cash flow hedge instruments, net of tax benefit of $330	—	—	—	—	—	—	—	—	(679)	(679)
Restricted stock amortization	—	—	—	—	—	—	2,682	—	—	2,682
Net income (loss)	—	—	—	—	—	—	—	29,010	—	29,010
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,110)	—	(3,110)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at September 30, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$753,214	$748,166	$281	$902,425

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at June 30, 2020	65,604	$656	(34,638)	$(627,812)	12,029	$121	$761,293	$613,033	$(2,589)	$744,702
Shares awarded under stock compensation plans	4	—	—	—	—	—	(1)	—	—	(1)
Purchases of treasury stock	—	—	(784)	(29,285)	—	—	—	—	—	(29,285)
Effect of cash flow hedge instruments, net of tax benefit of $9	—	—	—	—	—	—	—	—	25	25
Restricted stock and option amortization	—	—	—	—	—	—	3,154	—	—	3,154
Net income (loss)	—	—	—	—	—	—	—	59,818	—	59,818
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,108)	—	(3,108)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at September 30, 2020	65,608	$656	(35,422)	$(657,097)	12,029	$121	$764,446	$668,540	$(2,564)	$774,102

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
Shares awarded under stock compensation plans	537	5	—	—	—	—	55	—	—	60
Purchases of treasury stock	—	—	(153)	(2,381)	—	—	—	—	—	(2,381)
Effect of cash flow hedge instruments, net of tax benefit of $1,726	—	—	—	—	—	—	—	—	(3,952)	(3,952)
Restricted stock amortization	—	—	—	—	—	—	8,107	—	—	8,107
Net income (loss)	—	—	—	—	—	—	—	97,831	—	97,831
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—	—	(7,428)	—	(7,428)
Class A dividends declared ($0.30)	—	—	—	—	—	—	—	(9,319)	—	(9,319)
Class B dividends declared ($0.30)	—	—	—	—	—	—	—	(3,609)	—	(3,609)
Balance at September 30, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$753,214	$748,166	$281	$902,425

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$755,904	$790,158	$(2,062)	$944,764
Shares awarded under stock compensation plans	874	9	—	—	—	—	(9)	—	—	—
Purchases of treasury stock	—	—	(1,793)	(57,093)	—	—	—	—	—	(57,093)
Effect of cash flow hedge instruments, net of tax benefit of $334	—	—	—	—	—	—	—	—	(502)	(502)
Restricted stock and option amortization	—	—	—	—	—	—	8,551	—	—	8,551
Net income (loss)	—	—	—	—	—	—	—	(108,724)	—	(108,724)
Class A dividends declared ($0.30)	—	—	—	—	—	—	—	(9,285)	—	(9,285)
Class B dividends declared ($0.30)	—	—	—	—	—	—	—	(3,609)	—	(3,609)
Balance at September 30, 2020	65,608	$656	(35,422)	$(657,097)	12,029	$121	$764,446	$668,540	$(2,564)	$774,102
(1)See Note 1, “Summary of Significant Accounting Policies,” for further discussion.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(108,724)	$97,831
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	65,474	67,674
Provision for bad debt expense	525	277
Debt issuance cost amortization	2,016	1,789
Stock-based compensation expense	8,551	8,107
Deferred income taxes	(62,950)	(8,337)
Net distributions from equity investee	314	50
Asset impairment charges	268,859	3,076
Loss (gain) on disposal of dealerships and property and equipment	(1,354)	(46,024)
Loss (gain) on exit of leased dealerships	—	(170)
Changes in assets and liabilities that relate to operations:
Receivables	145,280	83,609
Inventories	374,651	(47,692)
Other assets	(21,485)	(65,078)
Notes payable - floor plan - trade	(317,745)	(78,554)
Trade accounts payable and other liabilities	(80,416)	(42,204)
Total adjustments	381,720	(123,477)
Net cash provided by (used in) operating activities	272,996	(25,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(92,056)	(74,549)
Proceeds from sales of property and equipment	21,488	10,796
Proceeds from sales of dealerships	8,806	130,086
Net cash provided by (used in) investing activities	(61,762)	66,333
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(49,245)	(8,728)
Borrowings on revolving credit facilities	460,916	359,362
Repayments on revolving credit facilities	(460,916)	(359,362)
Proceeds from issuance of long-term debt	53,135	—
Debt issuance costs	(2,115)	23
Principal payments and repurchase of long-term debt	(26,328)	(17,229)
Principal payments of long-term lease liabilities	(20,058)	(4,706)
Purchases of treasury stock	(57,093)	(2,381)
Issuance of shares under stock compensation plans	—	60
Dividends paid	(12,894)	(11,179)
Net cash provided by (used in) financing activities	(114,598)	(44,140)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,636	(3,453)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,103	5,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,739	$2,401

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Effect of cash flow hedge instruments (net of tax benefit of $334 and $1,726 in the nine months ended September 30, 2020 and 2019, respectively)	$(502)	$(3,952)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$56,912	$78,518
Income taxes	$51,455	$56,629

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2020 and 2019 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Additionally, the ongoing COVID-19 pandemic could impact earnings for the remainder of 2020 and beyond. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID 19 – The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020. During the first three quarters of 2020, the impact on the economy affected both consumer demand and supply of manufactured goods as many countries around the world and states and municipalities in the United States (the “U.S.”) mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated many positions. In the U.S., the government passed several measures through the legislature that were signed by the President and enacted into law. Those measures include the Coronavirus Aid, Relief, and Economic Security Act and the Families First Coronavirus Response Act. Both such acts attempt to provide short-term relief to families and businesses as a result of the economic impacts of the COVID-19 pandemic.
As a result of the pandemic and related shelter-in-place or stay-at-home orders, we transitioned many of our teammates to remote work arrangements. In situations where a teammate’s role does not permit remote work (i.e., service repair technicians), we have implemented staggered work hours and other social distancing measures to promote the health and safety of our teammates and guests. As a result of the systems and infrastructure we had in place prior to the pandemic, we have been able to effectively maintain our back-office operations, financial reporting and internal control processes with minimal disruption.
All of our store operations have been impacted by the crisis to varying degrees. During the end of the first quarter of 2020 and the first two months of the second quarter of 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers. As of September 30, 2020, most of such restrictions have been relaxed; however, our stores remain subject to certain health and safety policies and practices that may affect the way we sell vehicles and interact with our guests. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have been able to continue to conduct business throughout the pandemic to date, but must maintain certain local standards for social distancing to promote the health and safety of our teammates and guests.
The effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic recovery in the remainder of 2020 and into 2021, the ongoing pandemic may cause changes in customer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, especially if the pandemic worsens or the regulatory environment changes in response to the pandemic. This may lead to increased asset recovery and valuation risks, such as impairment of additional long-lived assets. In addition, uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.
Based on the events and circumstances around the COVID-19 pandemic, during the first quarter of 2020, we evaluated our long-lived assets for impairment. This evaluation included reviews of fixed assets and related right-of-use assets, franchise assets and goodwill. As a result of this evaluation, we determined the carrying values of all long-lived assets to be recoverable at March 31, 2020 with the exception of goodwill related to our franchised dealership reporting unit, resulting in a non-cash goodwill impairment charge of $268.0 million. One of the primary factors which contributed to the conclusion that goodwill was impaired was the decline in the market value of Sonic’s stock between the announcement date of the pandemic on March 11, 2020 and March 31, 2020. Based on the improvement in our business operations and market value during the second and

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
third quarters of 2020, as well as our future forecast expectations, no further impairment assessment was required. See Note 5 for further discussion.
Recent Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaced the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU was effective for fiscal years beginning after December 15, 2019. We adopted this ASU as of January 1, 2020 and the effects of this ASU did not materially impact our unaudited condensed consolidated financial statements.
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
Receivables, net in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 include approximately $4.3 million and $5.1 million, respectively, related to work in process and contract assets related to F&I retro revenues of approximately $11.1 million and $12.9 million, respectively. Changes in contract assets from December 31, 2019 to September 30, 2020 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our revenue recognition policies and processes.
Income Taxes – The overall effective tax rate from continuing operations was 25.6% and 13.6% for the three and nine months ended September 30, 2020, respectively, and 28.0% and 29.2% for the three and nine months ended September 30, 2019, respectively. Income tax expense for the three months ended September 30, 2020 includes a $0.1 million discrete charge for non-deductible book goodwill related to dealership dispositions. Income tax benefit for the nine months ended September 30, 2020 includes a $55.8 million benefit, including the effect of non-deductible amounts, related to the $268.0 million

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
goodwill impairment charge, a $0.2 million discrete benefit related to vested or exercised stock compensation awards, and a $0.2 million discrete benefit related to the favorable resolution of certain tax matters, offset partially by a $1.4 million discrete charge related to changes in uncertain tax positions and other adjustments and a $0.1 million discrete charge for non-deductible book goodwill related to dealership dispositions. Income tax expense for the three months ended September 30, 2019 includes a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction. Income tax expense for the nine months ended September 30, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).
2. Business Dispositions
We disposed of one mid-line import franchised dealership and terminated one luxury franchised dealership during the nine months ended September 30, 2020 that generated net cash of approximately $8.8 million. We disposed of one luxury franchised dealership and four mid-line import franchised dealerships during the nine months ended September 30, 2019 that generated net cash of approximately $130.1 million. The results of operations of each of these disposed or terminated franchised dealerships remain in continuing operations in the accompanying unaudited condensed consolidated statements of operations.
Revenues and other activities associated with disposed or terminated franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Income (loss) from operations	$(1,119)	$337	$(1,964)	$(2,499)
Gain (loss) on disposal	3,388	(823)	2,273	45,570
Lease exit accrual adjustments and charges	—	—	—	169
Pre-tax income (loss)	$2,269	$(486)	$309	$43,240
Total revenues	$11,050	$110,274	$44,817	$358,788

Revenues and other activities associated with disposed or terminated franchised dealerships classified as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Income (loss) from operations	$(234)	$(223)	$(808)	$(616)
Pre-tax income (loss)	$(234)	$(223)	$(808)	$(616)
Total revenues	$—	$—	$—	$—

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
Inventories consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
New vehicles	$596,785	$983,123
Used vehicles	362,434	319,791
Service loaners	127,526	152,278
Parts, accessories and other	51,107	62,683
Net inventories	$1,137,852	$1,517,875

4. Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Land	$384,046	$373,301
Building and improvements	1,013,612	969,609
Furniture, fixtures and equipment	359,663	346,260
Construction in progress	28,782	50,928
Total, at cost	1,786,103	1,740,098
Less accumulated depreciation	(659,044)	(616,611)
Subtotal	1,127,059	1,123,487
Less assets held for sale (1)	(16,450)	(26,240)
Property and equipment, net	$1,110,609	$1,097,247

(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and nine months ended September 30, 2020, capital expenditures were approximately $30.3 million and $92.0 million, respectively, and in the three and nine months ended September 30, 2019, capital expenditures were approximately $23.3 million and $74.5 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of September 30, 2020 and December 31, 2019 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
Property and equipment impairment charges for the nine months ended September 30, 2020, were approximately $0.9 million, related to the abandonment of certain construction projects. Impairment charges for the nine months ended September 30, 2019 were approximately $3.1 million, related to fair value adjustments of real estate at former EchoPark locations classified as held for sale.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Intangible Assets
Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our long-lived assets during the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of the goodwill related to our franchised dealership reporting unit was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268.0 million and a corresponding income tax benefit of $55.8 million to reduce the carrying value to fair value as of March 31, 2020. We utilized the Discounted Cash Flows (“DCF”) method, using unobservable inputs (Level 3) to estimate Sonic’s enterprise value as of March 31, 2020 and reconciled the discounted cash flows to Sonic’s market capitalization, using quoted market price inputs (Level 1). The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs), control premium factors and residual growth rates. Based on the improvement in our business operations and market value during the second and third quarters of 2020, as well as our future forecast expectations, no further impairment assessment was required.
The carrying amount of goodwill was approximately $207.3 million and $475.8 million as of September 30, 2020 and December 31, 2019, respectively. The carrying amount of goodwill for our franchised dealership reporting unit was $147.3 million and $415.8 million as of September 30, 2020 and December 31, 2019, respectively. The carrying amount of goodwill for our EchoPark reporting unit was $60.0 million as of both September 30, 2020 and December 31, 2019. The total carrying amount of goodwill is net of accumulated impairment losses of approximately $1.1 billion and $797.6 million as of September 30, 2020 and December 31, 2019, respectively. The carrying amount of franchise assets was approximately $64.3 million as of both September 30, 2020 and December 31, 2019.
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$—
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
2019 Mortgage Facility (2)	103,633	109,088
Mortgage notes to finance companies - fixed rate, bearing interest from 2.41% to 7.03%	217,090	194,535
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	171,055	161,345
Subtotal	$741,778	$714,968
Debt issuance costs	(8,181)	(8,082)
Total debt	733,597	706,886
Less current maturities	(63,913)	(69,908)
Long-term debt	$669,684	$636,978
(1)The interest rate on the 2016 Revolving Credit Facility (as defined below) was 150 basis points above the London Inter-bank Offered Rate (“LIBOR”) at both September 30, 2020 and December 31, 2019.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 and 200 basis points above LIBOR at September 30, 2020 and December 31, 2019, respectively.
2016 Credit Facilities
On November 30, 2016, we entered into an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2016 Floor Plan Facilities” and, together with the 2016 Revolving Credit Facility, the “2016 Credit Facilities”). The amendment and restatement of the 2016 Credit Facilities extended the scheduled maturity date, increased availability under the 2016 Revolving Credit Facility by $25.0 million and increased availability under the 2016 Floor Plan Facilities by $215.0 million, among other things. On September 17, 2020, the 2016 Credit Facilities were amended to extend their scheduled maturity date for one additional year to November 30, 2022.

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $245.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $295.0 million upon satisfaction of certain conditions. As of September 30, 2020, the 2016 Revolving Borrowing Base was approximately $202.1 million based on balances as of such date which will go into effect upon filing of this Form 10-Q for the period ended September 30, 2020. As of September 30, 2020, we had no outstanding borrowings and approximately $13.0 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in $189.1 million remaining borrowing availability under the 2016 Revolving Credit Facility.

The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (as amended, the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (as amended, the “2016 Used Vehicle Floor Plan Facility”), in a combined amount of up to $966.0 million. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.216 billion, which would be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 40% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. During the second quarter of 2020, we amended the 2016 Floor Plan Facilities to convert the 2016 Used Vehicle Floor Plan Facility from a borrowing base calculation of availability to a vehicle identification number (“VI”)-specific floor plan borrowing and payoff process, which provides additional borrowing flexibility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.
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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of September 30, 2020.
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
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of its subsidiaries. As of September 30, 2020, we had approximately $103.6 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $8.6 million under the 2019 Mortgage Facility.
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
Mortgage Notes to Finance Companies
As of September 30, 2020, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.53% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $388.1 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2021 and 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement which is scheduled to mature on June 22, 2021 (the “2020 Line of Credit Facility”).

The 2020 Line of Credit Facility has borrowing availability of up to $57.0 million which can be used for general corporate purposes. The amount available for borrowing under the 2020 Line of Credit Facility is directly tied to the appraised value of certain real estate properties of the Company which are used as collateral for any funds drawn under the 2020 Line of Credit Facility. As of September 30, 2020, we had no outstanding borrowings under the 2020 Line of Credit Facility, resulting in $57.0 million remaining borrowing availability under the 2020 Line of Credit Facility.

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
We were in compliance with the financial covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility as of September 30, 2020. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
September 30, 2020 actual	1.17	1.85	2.94
The 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2020, we had approximately $287.1 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2020.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2020, the ratio was 6.43 to 1.00.
Derivative Instruments and Hedging Activities
Prior to March 9, 2018, we had outstanding interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. These interest rate cash flow swap agreements were terminated on March 9, 2018 with a net $4.8 million payment to us from the counterparties, which was amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of operations on a ratable basis over the original term of the agreements (through July 1, 2020). As of both September 30, 2020 and December 31, 2019, we had interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.5 million and $2.8 million in the years ended December 31, 2019 and 2018, respectively, upon entering into new interest rate cap agreements, and the cash premiums were reflected in operating cash flows for the period in which the premiums were paid. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $2.6 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively, and will be amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of operations on a ratable basis over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions at

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 was not material to the accompanying unaudited condensed consolidated balance sheet as of such date. The fair value of the outstanding interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date.
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
(2)The one-month LIBOR rate was approximately 0.148% at September 30, 2020.
The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of comprehensive operations and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying unaudited condensed consolidated statements of cash flows. There was no incremental interest income (the excess of interest received over interest paid) related to the interest rate caps for the three and nine months ended September 30, 2020. The incremental interest income (the excess of interest received over interest paid) related to the interest rate caps for the three and nine months ended September 30, 2019 was approximately $0.3 million and $1.2 million, respectively, and is included as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of operations, and the interest amount is disclosed in the supplemental disclosures of cash flow information in the accompanying unaudited condensed consolidated statements of cash flows. There is no estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months related to previously terminated interest rate swap financial instruments.
7. Commitments and Contingencies
Legal and Other Proceedings
Sonic is involved, and expects to continue to be involved, in various legal and administrative proceedings arising out of the management and conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the management and conduct of Sonic’s business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects.
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 was approximately $0.3 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019 was approximately $1.2 million and $0.3 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $29.3 million and $46.5 million at September 30, 2020 and December 31, 2019, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2020.
Sonic also guarantees the floor plan commitments of its 50%-owned joint venture, the amount of which was approximately $4.3 million at both September 30, 2020 and December 31, 2019.
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
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of right-of-use assets (“ROU assets”), property, plant and equipment and other intangibles and those used in the reporting unit valuation in the goodwill impairment evaluation.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
may be abnormally high or abnormally low. Accordingly, fair value measurements can be volatile based on various factors that may or may not be within Sonic’s control.
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2020	December 31, 2019
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$34,235	$32,799
Interest rate caps designated as hedges (1)	1	97
Total assets	$34,236	$32,896

Liabilities:
Deferred compensation plan (2)	$20,049	$17,890
Total liabilities	$20,049	$17,890
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were $268.9 million of impairment charges related to indefinite and long-lived assets assessed during the nine months ended September 30, 2020 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Goodwill and property and equipment, net balances have been adjusted for fair value through impairment charges using Level 1 and Level 3 fair value inputs as discussed in Note 4, “Property and Equipment,” and Note 5, “Goodwill and Intangible Assets.” Remaining intangible and long-lived assets will be evaluated as of the annual valuation assessment date of October 1, 2020 or as events or changes in circumstances require.
As of September 30, 2020 and December 31, 2019, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At September 30, 2020 and December 31, 2019, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
6.125% Notes (1)	$258,750	$250,000	$261,250	$250,000
Mortgage Notes (2)	$220,297	$217,090	$195,962	$194,535
(1)As determined by market quotations as of September 30, 2020 and December 31, 2019, respectively (Level 1).
(2)As determined by discounted cash flows (Level 3) based on estimated current market interest rates for comparable instruments.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2019	$(1,326)	$(736)	$(2,062)
Other comprehensive income (loss) before reclassifications (1)	856	—	856
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(1,358)	—	(1,358)
Net current-period other comprehensive income (loss)	(502)	—	(502)
Balance at September 30, 2020	$(1,828)	$(736)	$(2,564)
(1)Net of tax expense of $221 related to cash flow hedges.
(2)Net of tax benefit of $555 related to cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2019.
10. Segment Information
As of September 30, 2020, Sonic had two operating segments comprised of: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle repair and maintenance services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide customers an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,098,302	$1,258,018	$2,957,794	$3,529,106
Used vehicles	615,565	648,006	1,718,151	1,889,045
Wholesale vehicles	48,526	44,517	119,474	140,770
Parts, service and collision repair	310,035	343,820	886,534	1,027,382
Finance, insurance and other, net	91,035	96,142	254,465	266,171
Franchised Dealerships Segment revenues	$2,163,463	$2,390,503	$5,936,418	$6,852,474

EchoPark Segment revenues:
Used vehicles	$330,463	$266,266	$886,806	$731,219
Wholesale vehicles	7,976	7,025	18,747	15,581
Parts, service and collision repair	10,894	8,227	28,133	21,407
Finance, insurance and other, net	35,749	30,699	98,383	85,258
EchoPark Segment revenues	$385,082	$312,217	$1,032,069	$853,465

Total consolidated revenues	$2,548,545	$2,702,720	$6,968,487	$7,705,939

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except unit data)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$80,460	$38,417	$138,805	$134,727
EchoPark Segment	239	3,247	4,912	7,047
Total segment income (loss)	$80,699	$41,664	$143,717	$141,774
Impairment charges (3)	(26)	(1,124)	(268,859)	(3,076)
Income (loss) from continuing operations before taxes	$80,673	$40,540	$(125,142)	$138,698

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	50,463	59,394	142,089	169,070
EchoPark Segment	15,127	13,206	42,320	36,844
Total retail new and used vehicle unit sales volume	65,590	72,600	184,409	205,914

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the three and nine months ended September 30, 2020, the above amount includes a pre-tax gain on the disposal of a franchised dealership of approximately $3.2 million. For the nine months ended September 30, 2019, the above amount includes a pre-tax net gain on the disposal of franchised dealerships of approximately $46.7 million, offset partially by approximately $6.3 million of pre-tax executive transition costs.
(3)For the three months ended September 30, 2019, the above amount includes approximately $1.1 million of impairment expenses related to real estate assets held for sale at former EchoPark locations. For the nine months ended September 30, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of COVID-19 which has adversely affected our business, as well as a pre-tax impairment charge of approximately $0.9 million related to the abandonment of certain construction projects. For the nine months ended September 30, 2019, the above amount includes approximately $3.1 million of pre-tax impairment expense related to real estate assets held for sale at former EchoPark locations.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Impairment Charges:
Franchised Dealerships Segment	$26	$—	$268,859	$26
EchoPark Segment	—	1,124	—	3,050
Total impairment charges	$26	$1,124	$268,859	$3,076

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Depreciation and Amortization:
Franchised Dealerships Segment	$20,170	$20,967	$59,654	$62,348
EchoPark Segment	2,764	2,698	8,225	7,772
Total depreciation and amortization	$22,934	$23,665	$67,879	$70,120

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$4,234	$10,679	$19,517	$34,781
EchoPark Segment	765	959	2,304	2,601
Total floor plan interest expense	$4,999	$11,638	$21,821	$37,382

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$10,615	$12,607	$30,771	$38,214
EchoPark Segment	147	406	752	1,280
Total interest expense, other, net	$10,762	$13,013	$31,523	$39,494

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Capital Expenditures:
Franchised Dealerships Segment	$18,237	$21,141	$70,875	$62,819
EchoPark Segment	12,085	2,174	21,181	11,730
Total capital expenditures	$30,322	$23,315	$92,056	$74,549

	September 30, 2020	December 31, 2019
	(In thousands)
Assets:
Franchised Dealerships Segment assets	$2,975,380	$3,797,878
EchoPark Segment assets	402,798	244,054
Corporate and other:
Cash and cash equivalents	125,739	29,103
Total assets	$3,503,917	$4,071,035

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Many of our lease arrangements have one or more existing renewal options to extend the lease term (typically in five- to ten-year increments), which were considered in the calculation of the ROU assets and lease liabilities if we determined that it was reasonably certain that an extension option would be exercised. The lease term for all of the Company’s leases includes the non-cancelable period of the lease plus any additional periods covered by our option to extend the lease that we are reasonably certain to exercise. We determined the probability of the exercise of a lease extension option based on our long-term strategic business outlook and the condition and remaining useful life of the fixed assets at the location subject to the lease agreement, among other factors.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Following is information related to changes in our ROU asset and lease liability balances and other financial information for the nine months ended September 30, 2020:

	December 31, 2019	New Leases	Modifications (1)	Reduction / Amortization	September 30, 2020
	(In thousands)
ROU Assets:
Finance Leases	$34,691	$—	$7,176	$(2,404)	$39,463
Operating Leases	337,842	5,609	26,861	(32,538)	337,774
Total ROU Assets	$372,533	$5,609	$34,037	$(34,942)	$377,237

Current Lease Liabilities:
Finance Leases	$1,564	$—	$20,443	$(18,840)	$3,167
Operating Leases	43,332	433	591	(456)	43,900
Total Current Lease Liabilities	$44,896	$433	$21,034	$(19,296)	$47,067

Long-Term Lease Liabilities:
Finance Leases	$36,313	$—	$4,694	$(1,218)	$39,789
Operating Leases	304,151	5,176	27,088	(31,819)	304,596
Total Long-Term Lease Liabilities	$340,464	$5,176	$31,782	$(33,037)	$344,385
(1)Includes the impact of remeasurements related to lease terminations and changes in assumptions around the probability of exercise of extension options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Lease Expense:
Finance lease expense:
Reduction of ROU assets	$921	$874	$2,404	$2,446
Interest on lease liabilities	1,330	1,305	4,011	3,820
Operating lease expense (1):	16,397	16,610	49,553	51,664
Short-term lease expense (1)	376	340	1,133	1,208
Variable lease expense	1,761	597	2,723	1,394
Sublease income	(3,099)	(3,510)	(9,273)	(10,894)
Total	$17,686	$16,216	$50,551	$49,638
(1)Included in operating cash flows in the accompanying unaudited condensed consolidated statement of cash flows as of September 30, 2020.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$438	$3,924	$20,058	$4,706
Operating cash flows for finance leases	$1,330	$1,305	$4,011	$3,820
Operating cash flows for operating leases	$16,489	$17,527	$49,290	$54,311
ROU assets obtained in exchange for lease liabilities
Finance leases	$(82)	$822	$14,006	$10,843
Operating leases (1)	$9,162	$7,053	$44,559	$(1,885)

(1)Includes the impact of reclassification of ROU assets from operating leases to finance leases due to remeasurement.

	September 30, 2020	September 30, 2019
Other Information:
Weighted-average remaining lease term (in years)
Finance leases	11.0	12.0
Operating leases	9.5	9.6
Weighted-average discount rate
Finance leases	17.33%	18.76%
Operating leases	6.59%	6.84%

	Undiscounted Lease Cash Flows Under ASC 842 as of September 30, 2020
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
Remainder of 2020	$3,062	$16,750	$(2,969)
2021	7,069	63,188	(8,751)
2022	7,077	56,644	(6,103)
2023	7,138	54,777	(6,103)
2024	7,257	49,351	(5,042)
Thereafter	49,430	237,759	(4,270)
Total	$81,033	$478,469	$(33,238)

Less: Present value discount	(38,077)	(129,973)
Lease liabilities	$42,956	$348,496

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
Overview
We are one of the largest automotive retailers in the U.S. (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of September 30, 2020: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2020, we operated 84 stores in the Franchised Dealerships Segment and 11 stores and one delivery and buy center in the EchoPark Segment. The Franchised Dealerships Segment consists of 97 new vehicle franchises (representing 21 different brands of cars and light trucks) and 14 collision repair centers in 12 states.
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
The following table depicts the breakout by region of our EchoPark stores and delivery and buy centers as of September 30, 2020:

Region	Number of EchoPark Locations
Texas	5
Colorado	3
California	1
Florida	1
North Carolina	1
South Carolina	1
Total	12
By the end of 2020, we expect to open three additional EchoPark stores. We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests.
The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020. During the first three quarters of 2020, the impact on the economy affected both consumer demand and supply of manufactured goods as many countries around the world and states and municipalities in the U.S. mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated many positions. Our management team took various actions in an attempt to mitigate the financial impact of COVID-19 on our business during the first three quarters of 2020. We placed approximately 1,700 teammates on unpaid leave (most of whom have returned to work), terminated an additional 1,200 teammates and implemented additional compensation expense reductions. We also took actions to reduce our advertising expenses and other spending, and postponed certain capital expenditures. In addition, we took steps to improve our liquidity position as we navigated the early stages of the COVID-19 pandemic.

All of our store operations have been impacted by the crisis to varying degrees. During the end of the first quarter of 2020 and the first two months of the second quarter of 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers. As of September 30, 2020, most of such restrictions have been relaxed; however, our stores remain subject to certain health and safety policies and practices that may affect the way we sell vehicles and interact with our guests. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have been able to continue to conduct business throughout the pandemic to date, but must maintain certain local standards for social distancing to promote the health and safety of our teammates and guests. As a result of these restrictions and their effect on consumer behavior, in the last several weeks of March 2020, we experienced 30%-50% declines in unit sales of new and used vehicles (as compared to the prior year period) and 15%-30% reductions in repair order activity in fixed operations. Throughout the second and third quarters of 2020, business conditions improved and for the three months ended September 30, 2020, new vehicle same store unit sales volume was down approximately 15%, used vehicle same store unit sales volume was down approximately 4%, and fixed operations same store gross profit was down approximately 4%, in each case when compared to the prior year period.
The effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic recovery in the remainder of 2020 and into 2021, the ongoing pandemic may cause changes in customer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, especially if the pandemic worsens or the regulatory environment changes in response to the pandemic. We began to see shortages of new vehicle inventory at the end of June and lack of supply of these vehicles impacted our operations in the third quarter of 2020 and is expected to continue to do so through the fourth quarter of 2020. If there is a second wave of shutdowns due to the ongoing spread of COVID-19, we would again expect to face headwinds on the demand side of our business. In addition, uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.
Executive Summary
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) decreased 10.0% and 18.2%, to 15.3 million and 13.9 million vehicles, in the three and nine months ended September 30, 2020, respectively, compared to 17.0 million vehicles in both the three and nine months ended September 30, 2019, according to data from Bloomberg Finance L.P., provided by Stephens Inc. Prior to COVID-19, analysts’ industry expectation for the total new vehicle SAAR in 2020 ranged from 16.0 million to 17.0 million vehicles. It is difficult to anticipate what the total new vehicle SAAR may be in 2020 and beyond due to the rapidly evolving circumstances around the COVID-19 pandemic and related economic impact. Further changes in consumer confidence, unemployment levels, availability of consumer financing, manufacturer inventory production levels or incentive levels from automotive manufacturers or government programs could cause actual 2020 total new vehicle SAAR to vary. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Since we do not participate in any material manner in fleet sales, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, retail new vehicle SAAR was 13.4 million vehicles for the three months ended September 30, 2020, a decrease of 4.3% from 14.0 million vehicles in the prior year period, and 11.8 million vehicles for the nine months ended September 30, 2020, a decrease of 11.9% from 13.4 million vehicles in the prior year period.
As a result of the disposition, termination or closure of several franchised dealerships and EchoPark stores during and subsequent to the period ended September 30, 2019, the change in consolidated reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2020 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
See the “Future Liquidity Outlook” section for further discussion related to actions taken to preserve and increase liquidity.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment
Same store total revenues decreased 5.6% and 9.3% during the three and nine months ended September 30, 2020, respectively, driven primarily by lower new vehicle and Fixed Operations revenues. Same store total gross profit increased 1.5% during the three months ended September 30, 2020, due primarily to higher new vehicle gross profit per unit and higher wholesale vehicle gross profit, offset partially by lower Fixed Operations gross profit. Same store total gross profit decreased 6.0% during the nine months ended September 30, 2020, driven primarily by lower Fixed Operations gross profit and lower retail new and used vehicle unit sales volume.
New vehicle revenue decreased 8.5% and 11.8% during the three and nine months ended September 30, 2020, respectively, primarily driven by a 14.6% and 15.3% decrease in new vehicle unit sales volume, respectively. New vehicle gross profit increased 18.2% during the three months ended September 30, 2020, primarily driven by a 38.4% increase in new vehicle gross profit per unit. New vehicle gross profit decreased 4.2% during the nine months ended September 30, 2020, despite a 13.1% increase in new vehicle gross profit per unit. New vehicle gross profit per unit increased $724 per unit, or 38.4%, to $2,607 per unit in the three months ended September 30, 2020, and increased $270 per unit, or 13.1%, to $2,329 per unit in the nine months ended September 30, 2020, due primarily to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling price of such vehicles.
Retail used vehicle revenue decreased 1.2% and 4.9% during the three and nine months ended September 30, 2020, respectively, primarily driven by a 4.6% and 4.9% decrease in retail used vehicle unit sales volume, respectively. Retail used vehicle gross profit decreased 1.0% during the three months ended September 30, 2020, despite a 3.9% increase in retail used vehicle gross profit per unit. Retail used vehicle gross profit decreased 8.5% during the nine months ended September 30, 2020, primarily driven by a decrease in retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit increased $49 per unit, or 3.9%, to $1,307 per unit in the three months ended September 30, 2020, primarily driven by an increase in industry retail pricing as a result of new inventory supply constraints. Retail used vehicle gross profit per unit decreased $48 per unit, or 3.8%, to $1,232 per unit in the nine months ended September 30, 2020, as a result of strategic vehicle pricing decisions made in March through September 2020 to address lower demand as a result of the COVID-19 pandemic. Wholesale vehicle gross profit increased approximately $3.5 million, or 440.5%, during the three months ended September 30, 2020, primarily driven by an increase in wholesale vehicle gross profit per unit of $523, or 435.8%. Wholesale vehicle gross profit increased approximately $4.5 million, or 208.4%, during the nine months ended September 30, 2020, primarily driven by an increase in wholesale vehicle gross profit per unit of $234, or 220.8%. The wholesale vehicle gross profit increases in the three and nine months ended September 30, 2020 were further impacted by new inventory shortages, which increased the demand in the wholesale market and resulted in higher wholesale vehicle prices. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our reported franchised dealerships used vehicle inventory days’ supply was approximately 29 and 25 days as of September 30, 2020 and 2019, respectively.
Fixed Operations revenue decreased 6.9% and 10.6% during the three and nine months ended September 30, 2020, respectively, driven primarily by lower consumer demand for repairs as a result of shelter-in-place and stay-at-home orders related to the COVID-19 pandemic. Fixed Operations gross profit decreased 3.9% during the three months ended September 30, 2020, driven primarily by a 9.0% decrease in warranty gross profit. Fixed Operations gross profit decreased 9.3% during the nine months ended September 30, 2020, driven primarily by a 15.0% decrease in warranty gross profit. Fixed Operations gross margin increased 160 basis points, to 50.7%, during the three months ended September 30, 2020. Fixed Operations gross margin increased 70 basis points, to 49.6%, during the nine months ended September 30, 2020, driven primarily by an increase in the mix of customer pay (as hereinafter defined) revenues and an increase in customer pay gross margin.
F&I revenue decreased 1.4% and 1.3% during the three and nine months ended September 30, 2020, respectively, driven primarily by an 8.4% and 9.6% decrease in retail new and used vehicle unit sales volume during the three and nine months ended September 30, 2020, respectively, offset partially by higher F&I gross profit per retail unit. F&I gross profit per retail unit increased $122 per unit, or 7.6%, to $1,722 per unit, in the three months ended September 30, 2020. F&I gross profit per retail unit increased $143 per unit, or 9.1%, to $1,706 per unit, in the nine months ended September 30, 2020. We believe that our proprietary software applications, playbook processes and customer-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our teammates and continue to sell a high volume of retail new and used vehicles at our stores.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EchoPark Segment
Same store total revenues increased 5.5% and 8.0% during the three and nine months ended September 30, 2020, respectively, driven primarily by higher retail used vehicle revenues. Same store total gross profit decreased 16.9% and 6.0% during the three and nine months ended September 30, 2020, respectively, due primarily to lower retail used vehicle gross profit per unit due to fluctuations in wholesale and retail used vehicle prices as a result of COVID-19-related market disruptions.
Retail used vehicle revenue increased 5.9% during the three months ended September 30, 2020, due to higher average revenue per retail used vehicle sold, which more than offset a 2.6% decrease in retail used vehicle unit sales volume. Retail used vehicle revenue increased 8.1% during the nine months ended September 30, 2020, driven primarily by higher average revenue per retail used vehicle sold and a 2.2% increase in retail used vehicle unit sales volume. Combined retail used vehicle and F&I gross profit per unit decreased $327 per unit, or 15.4%, to $1,800 per unit during the three months ended September 30, 2020. Combined retail used vehicle and F&I gross profit per unit decreased $180 per unit, or 8.3%, to $1,981 per unit during the nine months ended September 30, 2020. The decrease in combined retail used vehicle and F&I gross profit per unit was a combination of strategic vehicle pricing decisions made in the second quarter of 2020 to address lower demand as a result of the COVID-19 pandemic as well as fluctuations in wholesale vehicle pricing as a result of COVID-19-related market disruptions that did not affect retail used vehicle prices in a similar manner.
Wholesale vehicle gross loss decreased 87.4% and 35.0% during the three and nine months ended September 30, 2020, respectively, due in part to higher average wholesale prices as a result of increased demand for used vehicles at auction. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our used vehicle inventory days’ supply at our EchoPark stores was approximately 34 and 32 days as of September 30, 2020 and 2019, respectively.
Results of Operations – Consolidated
The following tables list other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Operations Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$3,150	$—	$3,150	$—	$—	$—	SG&A expenses
Impairment charges	$(26)	$—	$(26)	$—	$(1,124)	$(1,124)	Impairment charges

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Operations Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$3,150	$—	$3,150	$46,680	$—	$46,680	SG&A expenses
Executive transition costs	$—	$—	$—	$(6,264)	$—	$(6,264)	SG&A expenses
Impairment charges	$(268,859)	$—	$(268,859)	$(26)	$(3,050)	$(3,076)	Impairment charges
Non-recurring tax benefit	$3,175	$—	$3,175	$—	$—	$—	Income taxes

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2020	2019	2020	2019
Luxury:
BMW	24.2%	23.9%	23.8%	23.4%
Mercedes	12.8%	11.2%	13.1%	11.9%
Audi	6.6%	6.6%	6.3%	6.8%
Lexus	5.1%	4.9%	4.7%	4.8%
Land Rover	3.7%	3.7%	4.6%	4.1%
Porsche	3.6%	2.5%	3.4%	2.8%
Cadillac	2.0%	2.2%	2.1%	2.3%
MINI	1.3%	1.6%	1.1%	1.3%
Other luxury (1)	2.5%	2.5%	2.7%	2.6%
Total Luxury	61.8%	59.1%	61.8%	60.0%
Mid-line Import:
Honda	14.3%	15.3%	14.5%	15.8%
Toyota	9.5%	11.2%	9.0%	10.1%
Hyundai	1.0%	1.9%	1.0%	1.7%
Volkswagen	1.0%	1.4%	1.0%	1.3%
Other imports (2)	0.6%	1.4%	0.6%	1.4%
Total Mid-line Import	26.4%	31.2%	26.1%	30.3%
Domestic:
Ford	5.8%	5.0%	6.2%	4.9%
General Motors (3)	6.0%	4.7%	5.9%	4.8%
Total Domestic	11.8%	9.7%	12.1%	9.7%
Total	100.0%	100.0%	100.0%	100.0%
(1)Includes Acura, Infiniti, Jaguar and Volvo.
(2)Includes Kia, Nissan, Scion and Subaru.
(3)Includes Buick, Chevrolet and GMC.
Results of Operations
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2020 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

Results of Operations – Consolidated
New Vehicles – Consolidated
The retail automotive industry uses the total new vehicle SAAR to measure the annual amount of expected new vehicle unit sales activity (both retail and fleet sales) within the U.S. The total and retail new vehicle SAAR below reflect all brands marketed or sold in the U.S. The total and retail new vehicle SAAR include brands we do not sell and markets in which we do not operate; therefore, our new vehicle sales may not trend directly in line with the total and retail new vehicle SAAR. We believe that the retail new vehicle SAAR is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business. Beginning in the middle of March 2020, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. These shelter-in-place and stay-at-home orders relaxed during the second and third quarters of 2020.

	Three Months Ended September 30,		Better / (Worse)	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	% Change	2020	2019	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	13.4	14.0	(4.3)%	11.8	13.4	(11.9)%
Fleet new vehicle SAAR	1.9	3.0	(36.7)%	2.1	3.6	(41.7)%
Total new vehicle SAAR (2)	15.3	17.0	(10.0)%	13.9	17.0	(18.2)%
(1)Source: PIN from J.D. Power
(2)Source: Bloomberg Finance L.P., provided by Stephens Inc.
The following tables provide a reconciliation of consolidated reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,092,360	$1,194,486	$(102,126)	(8.5)%
Acquisitions, open points and dispositions	5,942	63,532	(57,590)	NM
Total as reported	$1,098,302	$1,258,018	$(159,716)	(12.7)%

Total new vehicle gross profit:
Same store	$62,237	$52,657	$9,580	18.2%
Acquisitions, open points and dispositions	441	2,651	(2,210)	NM
Total as reported	$62,678	$55,308	$7,370	13.3%

Total new vehicle unit sales:
Same store	23,875	27,971	(4,096)	(14.6)%
Acquisitions, open points and dispositions	225	2,176	(1,951)	NM
Total as reported	24,100	30,147	(6,047)	(20.1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,937,057	$3,329,926	$(392,869)	(11.8)%
Acquisitions, open points and dispositions	20,737	199,180	(178,443)	NM
Total as reported	$2,957,794	$3,529,106	$(571,312)	(16.2)%

Total new vehicle gross profit:
Same store	$151,250	$157,799	$(6,549)	(4.2)%
Acquisitions, open points and dispositions	2,230	7,704	(5,474)	NM
Total as reported	$153,480	$165,503	$(12,023)	(7.3)%

Total new vehicle unit sales:
Same store	64,955	76,653	(11,698)	(15.3)%
Acquisitions, open points and dispositions	760	6,887	(6,127)	NM
Total as reported	65,715	83,540	(17,825)	(21.3)%
NM = Not Meaningful
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,098,302	$1,258,018	$(159,716)	(12.7)%
Gross profit	$62,678	$55,308	$7,370	13.3%
Unit sales	24,100	30,147	(6,047)	(20.1)%
Revenue per unit	$45,573	$41,729	$3,844	9.2%
Gross profit per unit	$2,601	$1,835	$766	41.7%
Gross profit as a % of revenue	5.7%	4.4%	130	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$2,957,794	$3,529,106	$(571,312)	(16.2)%
Gross profit	$153,480	$165,503	$(12,023)	(7.3)%
Unit sales	65,715	83,540	(17,825)	(21.3)%
Revenue per unit	$45,009	$42,245	$2,764	6.5%
Gross profit per unit	$2,336	$1,981	$355	17.9%
Gross profit as a % of revenue	5.2%	4.7%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,092,360	$1,194,486	$(102,126)	(8.5)%
Gross profit	$62,237	$52,657	$9,580	18.2%
Unit sales	23,875	27,971	(4,096)	(14.6)%
Revenue per unit	$45,753	$42,704	$3,049	7.1%
Gross profit per unit	$2,607	$1,883	$724	38.4%
Gross profit as a % of revenue	5.7%	4.4%	130	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$2,937,057	$3,329,926	$(392,869)	(11.8)%
Gross profit	$151,250	$157,799	$(6,549)	(4.2)%
Unit sales	64,955	76,653	(11,698)	(15.3)%
Revenue per unit	$45,217	$43,442	$1,775	4.1%
Gross profit per unit	$2,329	$2,059	$270	13.1%
Gross profit as a % of revenue	5.1%	4.7%	40	bps

For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles – Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.
Used Vehicles – Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. As with new vehicles, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations beginning in the middle of March 2020, by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. These shelter-in-place and stay-at-home orders relaxed during the second and third quarters of 2020.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of consolidated reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$895,056	$886,544	$8,512	1.0%
Acquisitions, open points and dispositions	50,972	27,728	23,244	NM
Total as reported	$946,028	$914,272	$31,756	3.5%

Total used vehicle gross profit:
Same store	$26,896	$32,091	$(5,195)	(16.2)%
Acquisitions, open points and dispositions	1,139	4,737	(3,598)	NM
Total as reported	$28,035	$36,828	$(8,793)	(23.9)%

Total used vehicle unit sales:
Same store	39,085	40,696	(1,611)	(4.0)%
Acquisitions, open points and dispositions	2,405	1,757	648	NM
Total as reported	41,490	42,453	(963)	(2.3)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,497,251	$2,527,052	$(29,801)	(1.2)%
Acquisitions, open points and dispositions	107,706	93,212	14,494	NM
Total as reported	$2,604,957	$2,620,264	$(15,307)	(0.6)%

Total used vehicle gross profit:
Same store	$80,037	$96,664	$(16,627)	(17.2)%
Acquisitions, open points and dispositions	7,499	13,901	(6,402)	NM
Total as reported	$87,536	$110,565	$(23,029)	(20.8)%

Total used vehicle unit sales:
Same store	113,330	116,415	(3,085)	(2.7)%
Acquisitions, open points and dispositions	5,364	5,959	(595)	NM
Total as reported	118,694	122,374	(3,680)	(3.0)%
NM = Not Meaningful
Our consolidated reported retail used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$946,028	$914,272	$31,756	3.5%
Gross profit	$28,035	$36,828	$(8,793)	(23.9)%
Unit sales	41,490	42,453	(963)	(2.3)%
Revenue per unit	$22,801	$21,536	$1,265	5.9%
Gross profit per unit	$676	$868	$(192)	(22.1)%
Gross profit as a % of revenue	3.0%	4.0%	(100)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,604,957	$2,620,264	$(15,307)	(0.6)%
Gross profit	$87,536	$110,565	$(23,029)	(20.8)%
Unit sales	118,694	122,374	(3,680)	(3.0)%
Revenue per unit	$21,947	$21,412	$535	2.5%
Gross profit per unit	$737	$904	$(167)	(18.5)%
Gross profit as a % of revenue	3.4%	4.2%	(80)	bps

Our consolidated same store retail used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$895,056	$886,544	$8,512	1.0%
Gross profit	$26,896	$32,091	$(5,195)	(16.2)%
Unit sales	39,085	40,696	(1,611)	(4.0)%
Revenue per unit	$22,900	$21,785	$1,115	5.1%
Gross profit per unit	$688	$789	$(101)	(12.8)%
Gross profit as a % of revenue	3.0%	3.6%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,497,251	$2,527,052	$(29,801)	(1.2)%
Gross profit	$80,037	$96,664	$(16,627)	(17.2)%
Unit sales	113,330	116,415	(3,085)	(2.7)%
Revenue per unit	$22,035	$21,707	$328	1.5%
Gross profit per unit	$706	$830	$(124)	(14.9)%
Gross profit as a % of revenue	3.2%	3.8%	(60)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of consolidated reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$55,521	$49,905	$5,616	11.3%
Acquisitions, open points and dispositions	981	1,637	(656)	NM
Total as reported	$56,502	$51,542	$4,960	9.6%

Total wholesale vehicle gross profit (loss):
Same store	$2,659	$(921)	$3,580	388.7%
Acquisitions, open points and dispositions	(115)	(185)	70	NM
Total as reported	$2,544	$(1,106)	$3,650	330.0%

Total wholesale vehicle unit sales:
Same store	8,358	8,383	(25)	(0.3)%
Acquisitions, open points and dispositions	276	578	(302)	NM
Total as reported	8,634	8,961	(327)	(3.6)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$136,162	$149,619	$(13,457)	(9.0)%
Acquisitions, open points and dispositions	2,059	6,732	(4,673)	NM
Total as reported	$138,221	$156,351	$(18,130)	(11.6)%

Total wholesale vehicle gross profit (loss):
Same store	$2,175	$(2,390)	$4,565	191.0%
Acquisitions, open points and dispositions	(214)	(696)	482	NM
Total as reported	$1,961	$(3,086)	$5,047	163.5%

Total wholesale vehicle unit sales:
Same store	22,986	24,297	(1,311)	(5.4)%
Acquisitions, open points and dispositions	604	1,957	(1,353)	NM
Total as reported	23,590	26,254	(2,664)	(10.1)%
NM = Not Meaningful
Our consolidated reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$56,502	$51,542	$4,960	9.6%
Gross profit (loss)	$2,544	$(1,106)	$3,650	330.0%
Unit sales	8,634	8,961	(327)	(3.6)%
Revenue per unit	$6,544	$5,752	$792	13.8%
Gross profit (loss) per unit	$295	$(123)	$418	339.8%
Gross profit (loss) as a % of revenue	4.5%	(2.1)%	660	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$138,221	$156,351	$(18,130)	(11.6)%
Gross profit (loss)	$1,961	$(3,086)	$5,047	163.5%
Unit sales	23,590	26,254	(2,664)	(10.1)%
Revenue per unit	$5,859	$5,955	$(96)	(1.6)%
Gross profit (loss) per unit	$83	$(118)	$201	170.3%
Gross profit (loss) as a % of revenue	1.4%	(2.0)%	340	bps
Our consolidated same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$55,521	$49,905	$5,616	11.3%
Gross profit (loss)	$2,659	$(921)	$3,580	388.7%
Unit sales	8,358	8,383	(25)	(0.3)%
Revenue per unit	$6,643	$5,953	$690	11.6%
Gross profit (loss) per unit	$318	$(110)	$428	389.1%
Gross profit (loss) as a % of revenue	4.8%	(1.8)%	660	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$136,162	$149,619	$(13,457)	(9.0)%
Gross profit (loss)	$2,175	$(2,390)	$4,565	191.0%
Unit sales	22,986	24,297	(1,311)	(5.4)%
Revenue per unit	$5,924	$6,158	$(234)	(3.8)%
Gross profit (loss) per unit	$95	$(98)	$193	196.9%
Gross profit (loss) as a % of revenue	1.6%	(1.6)%	320	bps
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

We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to add service capacity at our dealerships and stores to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
term growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

The following tables provide a reconciliation of consolidated reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$318,058	$339,474	$(21,416)	(6.3)%
Acquisitions, open points and dispositions	2,871	12,573	(9,702)	NM
Total as reported	$320,929	$352,047	$(31,118)	(8.8)%

Total Fixed Operations gross profit:
Same store	$156,351	$162,561	$(6,210)	(3.8)%
Acquisitions, open points and dispositions	175	6,379	(6,204)	NM
Total as reported	$156,526	$168,940	$(12,414)	(7.3)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$903,715	$1,003,374	$(99,659)	(9.9)%
Acquisitions, open points and dispositions	10,952	45,415	(34,463)	NM
Total as reported	$914,667	$1,048,789	$(134,122)	(12.8)%

Total Fixed Operations gross profit:
Same store	$435,089	$479,336	$(44,247)	(9.2)%
Acquisitions, open points and dispositions	3,614	23,386	(19,772)	NM
Total as reported	$438,703	$502,722	$(64,019)	(12.7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$129,779	$140,146	$(10,367)	(7.4)%
Warranty	58,294	69,894	(11,600)	(16.6)%
Wholesale parts	32,515	38,345	(5,830)	(15.2)%
Internal, sublet and other	100,341	103,662	(3,321)	(3.2)%
Total revenue	$320,929	$352,047	$(31,118)	(8.8)%

Gross profit
Customer pay	$73,652	$76,625	$(2,973)	(3.9)%
Warranty	33,548	38,235	(4,687)	(12.3)%
Wholesale parts	5,654	6,651	(997)	(15.0)%
Internal, sublet and other	43,672	47,429	(3,757)	(7.9)%
Total gross profit	$156,526	$168,940	$(12,414)	(7.3)%

Gross profit as a % of revenue
Customer pay	56.8%	54.7%	210	bps
Warranty	57.5%	54.7%	280	bps
Wholesale parts	17.4%	17.3%	10	bps
Internal, sublet and other	43.5%	45.8%	(230)	bps
Total gross profit as a % of revenue	48.8%	48.0%	80	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$375,436	$419,980	$(44,544)	(10.6)%
Warranty	168,380	208,676	(40,296)	(19.3)%
Wholesale parts	97,573	117,669	(20,096)	(17.1)%
Internal, sublet and other	273,278	302,464	(29,186)	(9.6)%
Total revenue	$914,667	$1,048,789	$(134,122)	(12.8)%

Gross profit
Customer pay	$210,712	$228,604	$(17,892)	(7.8)%
Warranty	95,014	115,682	(20,668)	(17.9)%
Wholesale parts	16,827	20,319	(3,492)	(17.2)%
Internal, sublet and other	116,150	138,117	(21,967)	(15.9)%
Total gross profit	$438,703	$502,722	$(64,019)	(12.7)%

Gross profit as a % of revenue
Customer pay	56.1%	54.4%	170	bps
Warranty	56.4%	55.4%	100	bps
Wholesale parts	17.2%	17.3%	(10)	bps
Internal, sublet and other	42.5%	45.7%	(320)	bps
Total gross profit as a % of revenue	48.0%	47.9%	10	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$128,854	$135,055	$(6,201)	(4.6)%
Warranty	58,179	67,360	(9,181)	(13.6)%
Wholesale parts	32,467	37,666	(5,199)	(13.8)%
Internal, sublet and other	98,558	99,393	(835)	(0.8)%
Total revenue	$318,058	$339,474	$(21,416)	(6.3)%

Gross profit
Customer pay	$73,379	$74,029	$(650)	(0.9)%
Warranty	33,553	36,883	(3,330)	(9.0)%
Wholesale parts	5,647	6,534	(887)	(13.6)%
Internal, sublet and other	43,772	45,115	(1,343)	(3.0)%
Total gross profit	$156,351	$162,561	$(6,210)	(3.8)%

Gross profit as a % of revenue
Customer pay	56.9%	54.8%	210	bps
Warranty	57.7%	54.8%	290	bps
Wholesale parts	17.4%	17.3%	10	bps
Internal, sublet and other	44.4%	45.4%	(100)	bps
Total gross profit as a % of revenue	49.2%	47.9%	130	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$370,674	$400,844	$(30,170)	(7.5)%
Warranty	167,648	200,424	(32,776)	(16.4)%
Wholesale parts	97,140	115,072	(17,932)	(15.6)%
Internal, sublet and other	268,253	287,034	(18,781)	(6.5)%
Total revenue	$903,715	$1,003,374	$(99,659)	(9.9)%

Gross profit
Customer pay	$208,525	$218,688	$(10,163)	(4.6)%
Warranty	94,541	111,202	(16,661)	(15.0)%
Wholesale parts	16,786	19,838	(3,052)	(15.4)%
Internal, sublet and other	115,237	129,608	(14,371)	(11.1)%
Total gross profit	$435,089	$479,336	$(44,247)	(9.2)%

Gross profit as a % of revenue
Customer pay	56.3%	54.6%	170	bps
Warranty	56.4%	55.5%	90	bps
Wholesale parts	17.3%	17.2%	10	bps
Internal, sublet and other	43.0%	45.2%	(220)	bps
Total gross profit as a % of revenue	48.1%	47.8%	30	bps

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
The following tables provide a reconciliation of consolidated reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$116,494	$117,773	$(1,279)	(1.1)%
Acquisitions, open points and dispositions	10,290	9,068	1,222	NM
Total as reported	$126,784	$126,841	$(57)	—%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,855	$1,740	$115	6.6%
Reported	$1,938	$1,771	$167	9.4%

Total combined new and used retail unit sales:
Same store	62,794	67,703	(4,909)	(7.3)%
Acquisitions, open points and dispositions	2,630	3,933	(1,303)	NM
Total as reported	65,424	71,636	(6,212)	(8.7)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$326,124	$326,323	$(199)	(0.1)%
Acquisitions, open points and dispositions	26,724	25,106	1,618	NM
Total as reported	$352,848	$351,429	$1,419	0.4%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,839	$1,705	$134	7.9%
Reported	$1,923	$1,721	$202	11.7%

Total combined new and used retail unit sales:
Same store	177,384	191,384	(14,000)	(7.3)%
Acquisitions, open points and dispositions	6,124	12,846	(6,722)	(52.3)%
Total as reported	183,508	204,230	(20,722)	(10.1)%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$126,784	$126,841	$(57)	—%
Unit sales	65,424	71,636	(6,212)	(8.7)%
Gross profit per retail unit (excludes fleet)	$1,938	$1,771	$167	9.4%

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$352,848	$351,429	$1,419	0.4%
Unit sales	183,508	204,230	(20,722)	(10.1)%
Gross profit per retail unit (excludes fleet)	$1,923	$1,721	$202	11.7%
Our consolidated same store F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$116,494	$117,773	$(1,279)	(1.1)%
Unit sales	62,794	67,703	(4,909)	(7.3)%
Gross profit per retail unit (excludes fleet)	$1,855	$1,740	$115	6.6%

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$326,124	$326,323	$(199)	(0.1)%
Unit sales	177,384	191,384	(14,000)	(7.3)%
Gross profit per retail unit (excludes fleet)	$1,839	$1,705	$134	7.9%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships during and subsequent to the period ended September 30, 2019, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2020 and are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

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

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,092,360	$1,194,486	$(102,126)	(8.5)%
Acquisitions, open points and dispositions	5,942	63,532	(57,590)	NM
Total as reported	$1,098,302	$1,258,018	$(159,716)	(12.7)%

Total new vehicle gross profit:
Same store	$62,237	$52,657	$9,580	18.2%
Acquisitions, open points and dispositions	441	2,651	(2,210)	NM
Total as reported	$62,678	$55,308	$7,370	13.3%

Total new vehicle unit sales:
Same store	23,875	27,971	(4,096)	(14.6)%
Acquisitions, open points and dispositions	225	2,176	(1,951)	NM
Total as reported	24,100	30,147	(6,047)	(20.1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,937,057	$3,329,926	$(392,869)	(11.8)%
Acquisitions, open points and dispositions	20,737	199,180	(178,443)	NM
Total as reported	$2,957,794	$3,529,106	$(571,312)	(16.2)%

Total new vehicle gross profit:
Same store	$151,250	$157,799	$(6,549)	(4.2)%
Acquisitions, open points and dispositions	2,230	7,704	(5,474)	NM
Total as reported	$153,480	$165,503	$(12,023)	(7.3)%

Total new vehicle unit sales:
Same store	64,955	76,653	(11,698)	(15.3)%
Acquisitions, open points and dispositions	760	6,887	(6,127)	NM
Total as reported	65,715	83,540	(17,825)	(21.3)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,098,302	$1,258,018	$(159,716)	(12.7)%
Gross profit	$62,678	$55,308	$7,370	13.3%
Unit sales	24,100	30,147	(6,047)	(20.1)%
Revenue per unit	$45,573	$41,729	$3,844	9.2%
Gross profit per unit	$2,601	$1,835	$766	41.7%
Gross profit as a % of revenue	5.7%	4.4%	130	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$2,957,794	$3,529,106	$(571,312)	(16.2)%
Gross profit	$153,480	$165,503	$(12,023)	(7.3)%
Unit sales	65,715	83,540	(17,825)	(21.3)%
Revenue per unit	$45,009	$42,245	$2,764	6.5%
Gross profit per unit	$2,336	$1,981	$355	17.9%
Gross profit as a % of revenue	5.2%	4.7%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,092,360	$1,194,486	$(102,126)	(8.5)%
Gross profit	$62,237	$52,657	$9,580	18.2%
Unit sales	23,875	27,971	(4,096)	(14.6)%
Revenue per unit	$45,753	$42,704	$3,049	7.1%
Gross profit per unit	$2,607	$1,883	$724	38.4%
Gross profit as a % of revenue	5.7%	4.4%	130	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$2,937,057	$3,329,926	$(392,869)	(11.8)%
Gross profit	$151,250	$157,799	$(6,549)	(4.2)%
Unit sales	64,955	76,653	(11,698)	(15.3)%
Revenue per unit	$45,217	$43,442	$1,775	4.1%
Gross profit per unit	$2,329	$2,059	$270	13.1%
Gross profit as a % of revenue	5.1%	4.7%	40	bps

Same Store Franchised Dealerships Segment New Vehicles – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
New vehicle revenue decreased 8.5% and new vehicle unit sales volume decreased 14.6%, driven by decreases in new vehicle unit sales volume in the majority of our markets as a result of disrupted consumer behavior and new vehicle inventory supply constraints due to the COVID-19 pandemic. Such impact was particularly meaningful in our California stores, which represented nearly 50% of the decrease in new vehicle unit sales volume compared to the prior year period due in part to more prolonged government shutdown orders than other markets in which we operate. New vehicle gross profit increased approximately $9.6 million, or 18.2%, as a result of higher new vehicle gross profit per unit, which more than offset lower new vehicle unit sales volume. New vehicle gross profit per unit increased $724 per unit, or 38.4%, to $2,607 per unit, due primarily to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling price of such vehicles.
Same Store Franchised Dealerships Segment New Vehicles – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
New vehicle revenue decreased 11.8% and new vehicle unit sales volume decreased 15.3%, driven by decreases in new vehicle unit sales volume in each of our markets as a result of disrupted consumer behavior and new vehicle inventory supply constraints due to the COVID-19 pandemic. Such impact was particularly meaningful in our California stores, which represented over 50% of the decrease in new vehicle unit sales volume compared to the prior year period due in part to more prolonged government shutdown orders than other markets in which we operate. New vehicle gross profit decreased approximately $6.5 million, or 4.2%. New vehicle gross profit per unit increased $270 per unit, or 13.1%, to $2,329 per unit, due primarily to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling price of such vehicles.
Used Vehicles – Franchised Dealerships Segment

Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$613,097	$620,278	$(7,181)	(1.2)%
Acquisitions, open points and dispositions	2,468	27,728	(25,260)	NM
Total as reported	$615,565	$648,006	$(32,441)	(5.0)%

Total used vehicle gross profit:
Same store	$34,261	$34,592	$(331)	(1.0)%
Acquisitions, open points and dispositions	124	3,031	(2,907)	NM
Total as reported	$34,385	$37,623	$(3,238)	(8.6)%

Total used vehicle unit sales:
Same store	26,216	27,490	(1,274)	(4.6)%
Acquisitions, open points and dispositions	147	1,757	(1,610)	NM
Total as reported	26,363	29,247	(2,884)	(9.9)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,706,949	$1,795,833	$(88,884)	(4.9)%
Acquisitions, open points and dispositions	11,202	93,212	(82,010)	NM
Total as reported	$1,718,151	$1,889,045	$(170,894)	(9.0)%

Total used vehicle gross profit:
Same store	$93,234	$101,886	$(8,652)	(8.5)%
Acquisitions, open points and dispositions	3,880	9,929	(6,049)	NM
Total as reported	$97,114	$111,815	$(14,701)	(13.1)%

Total used vehicle unit sales:
Same store	75,678	79,571	(3,893)	(4.9)%
Acquisitions, open points and dispositions	696	5,959	(5,263)	NM
Total as reported	76,374	85,530	(9,156)	(10.7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$615,565	$648,006	$(32,441)	(5.0)%
Gross profit	$34,385	$37,623	$(3,238)	(8.6)%
Unit sales	26,363	29,247	(2,884)	(9.9)%
Revenue per unit	$23,350	$22,156	$1,194	5.4%
Gross profit per unit	$1,304	$1,286	$18	1.4%
Gross profit as a % of revenue	5.6%	5.8%	(20)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,718,151	$1,889,045	$(170,894)	(9.0)%
Gross profit	$97,114	$111,815	$(14,701)	(13.1)%
Unit sales	76,374	85,530	(9,156)	(10.7)%
Revenue per unit	$22,497	$22,086	$411	1.9%
Gross profit per unit	$1,272	$1,307	$(35)	(2.7)%
Gross profit as a % of revenue	5.7%	5.9%	(20)	bps
Our Franchised Dealerships Segment same store retail used vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$613,097	$620,278	$(7,181)	(1.2)%
Gross profit	$34,261	$34,592	$(331)	(1.0)%
Unit sales	26,216	27,490	(1,274)	(4.6)%
Revenue per unit	$23,386	$22,564	$822	3.6%
Gross profit per unit	$1,307	$1,258	$49	3.9%
Gross profit as a % of revenue	5.6%	5.6%	—	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,706,949	$1,795,833	$(88,884)	(4.9)%
Gross profit	$93,234	$101,886	$(8,652)	(8.5)%
Unit sales	75,678	79,571	(3,893)	(4.9)%
Revenue per unit	$22,555	$22,569	$(14)	(0.1)%
Gross profit per unit	$1,232	$1,280	$(48)	(3.8)%
Gross profit as a % of revenue	5.5%	5.7%	(20)	bps

Same Store Franchised Dealerships Segment Used Vehicles – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Retail used vehicle revenue decreased 1.2% and retail used vehicle unit sales volume decreased 4.6%, driven by decreases in retail used vehicle unit sales volume in the majority of our markets as a result of disrupted consumer behavior due

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to the COVID-19 pandemic. Such impact was particularly meaningful in our California stores, which represented approximately 55% of the decrease in retail used vehicle unit sales volume compared to the prior year period due in part to more prolonged government shutdown orders than other markets in which we operate. Retail used vehicle gross profit decreased approximately $0.3 million, or 1.0%, driven primarily by a decrease in retail used vehicle unit sales volume, offset partially by a 3.9%, or $49 per unit, increase in retail used vehicle gross profit per unit.
Same Store Franchised Dealerships Segment Used Vehicles – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Retail used vehicle revenue and retail used vehicle unit sales volume both decreased 4.9%, driven by decreases in retail used vehicle unit sales volume in the majority of our markets as a result of disrupted consumer behavior due to the COVID-19 pandemic. Such impact was particularly meaningful in our California stores, which represented approximately 85% of the decrease in retail used vehicle unit sales volume compared to the prior year period. Retail used vehicle gross profit decreased approximately $8.7 million, or 8.5%, driven primarily by a decrease in retail used vehicle unit sales volume as well as a decrease in retail used vehicle gross profit per unit of approximately $48 per unit, or 3.8%.
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

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$48,326	$42,880	$5,446	12.7%
Acquisitions, open points and dispositions	200	1,637	(1,437)	NM
Total as reported	$48,526	$44,517	$4,009	9.0%

Total wholesale vehicle gross profit (loss):
Same store	$2,676	$(786)	$3,462	440.5%
Acquisitions, open points and dispositions	(120)	(185)	65	NM
Total as reported	$2,556	$(971)	$3,527	363.2%

Total wholesale vehicle unit sales:
Same store	6,638	6,545	93	1.4%
Acquisitions, open points and dispositions	41	578	(537)	NM
Total as reported	6,679	7,123	(444)	(6.2)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$118,744	$134,038	$(15,294)	(11.4)%
Acquisitions, open points and dispositions	730	6,732	(6,002)	NM
Total as reported	$119,474	$140,770	$(21,296)	(15.1)%

Total wholesale vehicle gross profit (loss):
Same store	$2,331	$(2,150)	$4,481	208.4%
Acquisitions, open points and dispositions	(215)	(695)	480	NM
Total as reported	$2,116	$(2,845)	$4,961	174.4%

Total wholesale vehicle unit sales:
Same store	18,271	20,274	(2,003)	(9.9)%
Acquisitions, open points and dispositions	145	1,957	(1,812)	NM
Total as reported	18,416	22,231	(3,815)	(17.2)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$48,526	$44,517	$4,009	9.0%
Gross profit (loss)	$2,556	$(971)	$3,527	363.2%
Unit sales	6,679	7,123	(444)	(6.2)%
Revenue per unit	$7,265	$6,250	$1,015	16.2%
Gross profit (loss) per unit	$383	$(136)	$519	381.6%
Gross profit (loss) as a % of revenue	5.3%	(2.2)%	750	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$119,474	$140,770	$(21,296)	(15.1)%
Gross profit (loss)	$2,116	$(2,845)	$4,961	174.4%
Unit sales	18,416	22,231	(3,815)	(17.2)%
Revenue per unit	$6,488	$6,332	$156	2.5%
Gross profit (loss) per unit	$115	$(128)	$243	189.8%
Gross profit (loss) as a % of revenue	1.8%	(2.0)%	380	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$48,326	$42,880	$5,446	12.7%
Gross profit (loss)	$2,676	$(786)	$3,462	440.5%
Unit sales	6,638	6,545	93	1.4%
Revenue per unit	$7,280	$6,552	$728	11.1%
Gross profit (loss) per unit	$403	$(120)	$523	435.8%
Gross profit (loss) as a % of revenue	5.5%	(1.8)%	730	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$118,744	$134,038	$(15,294)	(11.4)%
Gross profit (loss)	$2,331	$(2,150)	$4,481	208.4%
Unit sales	18,271	20,274	(2,003)	(9.9)%
Revenue per unit	$6,499	$6,611	$(112)	(1.7)%
Gross profit (loss) per unit	$128	$(106)	$234	220.8%
Gross profit (loss) as a % of revenue	2.0%	(1.6)%	360	bps
We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our reported franchised dealerships used vehicle inventory days’ supply was approximately 29 and 25 days as of September 30, 2020 and 2019, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Wholesale vehicle revenue increased 12.7%, driven primarily by an 11.1% increase in wholesale vehicle revenue per unit, as well as a 1.4% increase in wholesale vehicle unit sales volume. The increase in wholesale vehicle revenue is due in part to a reduction in wholesale auction activity during the second quarter of 2020 due to the economic shutdown caused by the outbreak of COVID-19 resulting in an increase in demand for these wholesale vehicle units during the third quarter of 2020 as consumer demand for used vehicles began to recover. Wholesale vehicle gross profit increased 440.5%, primarily due to a $523 per unit, or 435.8%, increase in wholesale vehicle gross profit per unit.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Wholesale vehicle revenue decreased 11.4%, driven primarily by a 9.9% decrease in wholesale vehicle unit sales volume, as well as a 1.7% decrease in wholesale vehicle revenue per unit. The decrease in wholesale vehicle revenue is due in part to a reduction in wholesale auction activity during the second quarter of 2020 due to the economic shutdown caused by the outbreak of COVID-19. Wholesale vehicle gross profit increased 208.4%, primarily due to a $234 per unit, or 220.8%, increase in wholesale vehicle gross profit per unit as a result of an increase in demand for these wholesale vehicle units during the third quarter of 2020 as consumer demand for used vehicles began to recover.

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
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$308,385	$331,247	$(22,862)	(6.9)%
Acquisitions, open points and dispositions	1,650	12,573	(10,923)	NM
Total as reported	$310,035	$343,820	$(33,785)	(9.8)%

Total Fixed Operations gross profit:
Same store	$156,446	$162,779	$(6,333)	(3.9)%
Acquisitions, open points and dispositions	265	6,379	(6,114)	NM
Total as reported	$156,711	$169,158	$(12,447)	(7.4)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$878,191	$981,967	$(103,776)	(10.6)%
Acquisitions, open points and dispositions	8,343	45,415	(37,072)	NM
Total as reported	$886,534	$1,027,382	$(140,848)	(13.7)%

Total Fixed Operations gross profit:
Same store	$435,484	$479,904	$(44,420)	(9.3)%
Acquisitions, open points and dispositions	3,788	23,407	(19,619)	NM
Total as reported	$439,272	$503,311	$(64,039)	(12.7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$129,556	$139,969	$(10,413)	(7.4)%
Warranty	58,294	69,894	(11,600)	(16.6)%
Wholesale parts	32,515	38,345	(5,830)	(15.2)%
Internal, sublet and other	89,670	95,612	(5,942)	(6.2)%
Total revenue	$310,035	$343,820	$(33,785)	(9.8)%

Gross profit
Customer pay	$73,652	$76,607	$(2,955)	(3.9)%
Warranty	33,548	38,235	(4,687)	(12.3)%
Wholesale parts	5,654	6,651	(997)	(15.0)%
Internal, sublet and other	43,857	47,665	(3,808)	(8.0)%
Total gross profit	$156,711	$169,158	$(12,447)	(7.4)%

Gross profit as a % of revenue
Customer pay	56.8%	54.7%	210	bps
Warranty	57.5%	54.7%	280	bps
Wholesale parts	17.4%	17.3%	10	bps
Internal, sublet and other	48.9%	49.9%	(100)	bps
Total gross profit as a % of revenue	50.5%	49.2%	130	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$374,798	$419,482	$(44,684)	(10.7)%
Warranty	168,380	208,676	(40,296)	(19.3)%
Wholesale parts	97,573	117,669	(20,096)	(17.1)%
Internal, sublet and other	245,783	281,555	(35,772)	(12.7)%
Total revenue	$886,534	$1,027,382	$(140,848)	(13.7)%

Gross profit
Customer pay	$210,706	$228,584	$(17,878)	(7.8)%
Warranty	95,014	115,682	(20,668)	(17.9)%
Wholesale parts	16,827	20,319	(3,492)	(17.2)%
Internal, sublet and other	116,725	138,726	(22,001)	(15.9)%
Total gross profit	$439,272	$503,311	$(64,039)	(12.7)%

Gross profit as a % of revenue
Customer pay	56.2%	54.5%	170	bps
Warranty	56.4%	55.4%	100	bps
Wholesale parts	17.2%	17.3%	(10)	bps
Internal, sublet and other	47.5%	49.3%	(180)	bps
Total gross profit as a % of revenue	49.5%	49.0%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$128,668	$134,878	$(6,210)	(4.6)%
Warranty	58,179	67,360	(9,181)	(13.6)%
Wholesale parts	32,467	37,666	(5,199)	(13.8)%
Internal, sublet and other	89,071	91,343	(2,272)	(2.5)%
Total revenue	$308,385	$331,247	$(22,862)	(6.9)%

Gross profit
Customer pay	$73,379	$74,011	$(632)	(0.9)%
Warranty	33,553	36,883	(3,330)	(9.0)%
Wholesale parts	5,647	6,534	(887)	(13.6)%
Internal, sublet and other	43,867	45,351	(1,484)	(3.3)%
Total gross profit	$156,446	$162,779	$(6,333)	(3.9)%

Gross profit as a % of revenue
Customer pay	57.0%	54.9%	210	bps
Warranty	57.7%	54.8%	290	bps
Wholesale parts	17.4%	17.3%	10	bps
Internal, sublet and other	49.2%	49.6%	(40)	bps
Total gross profit as a % of revenue	50.7%	49.1%	160	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$370,126	$400,346	$(30,220)	(7.5)%
Warranty	167,648	200,424	(32,776)	(16.4)%
Wholesale parts	97,140	115,072	(17,932)	(15.6)%
Internal, sublet and other	243,277	266,125	(22,848)	(8.6)%
Total revenue	$878,191	$981,967	$(103,776)	(10.6)%

Gross profit
Customer pay	$208,519	$218,668	$(10,149)	(4.6)%
Warranty	94,541	111,202	(16,661)	(15.0)%
Wholesale parts	16,786	19,838	(3,052)	(15.4)%
Internal, sublet and other	115,638	130,196	(14,558)	(11.2)%
Total gross profit	$435,484	$479,904	$(44,420)	(9.3)%

Gross profit as a % of revenue
Customer pay	56.3%	54.6%	170	bps
Warranty	56.4%	55.5%	90	bps
Wholesale parts	17.3%	17.2%	10	bps
Internal, sublet and other	47.5%	48.9%	(140)	bps
Total gross profit as a % of revenue	49.6%	48.9%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Fixed Operations revenue decreased approximately $22.9 million, or 6.9%, and Fixed Operations gross profit decreased approximately $6.3 million, or 3.9%. Customer pay gross profit decreased approximately $0.6 million, or 0.9%, warranty gross profit decreased approximately $3.3 million, or 9.0%, wholesale parts gross profit decreased approximately $0.9 million, or 13.6%, and internal, sublet and other gross profit decreased approximately $1.5 million, or 3.3%. While our Fixed Operations business was not restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we continued to experience lower levels of Fixed Operations activity in the third quarter of 2020.
Same Store Franchised Dealerships Segment Fixed Operations – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Fixed Operations revenue decreased approximately $103.8 million, or 10.6%, and Fixed Operations gross profit decreased approximately $44.4 million, or 9.3%. Customer pay gross profit decreased approximately $10.1 million, or 4.6%, warranty gross profit decreased approximately $16.7 million, or 15.0%, wholesale parts gross profit decreased approximately $3.1 million, or 15.4%, and internal, sublet and other gross profit decreased approximately $14.5 million, or 11.2%. While our Fixed Operations business was not restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity in the second and third quarters of 2020. Such impact was particularly meaningful in our California stores, which represented over 40% of the decrease in Fixed Operations gross profit compared to the prior year period due in part to more prolonged government shutdown orders than other markets in which we operate.
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

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$85,971	$87,185	$(1,214)	(1.4)%
Acquisitions, open points and dispositions	5,064	8,957	(3,893)	NM
Total as reported	$91,035	$96,142	$(5,107)	(5.3)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,722	$1,600	$122	7.6%
Reported	$1,810	$1,645	$165	10.0%

Total combined new and used retail unit sales:
Same store	49,925	54,497	(4,572)	(8.4)%
Acquisitions, open points and dispositions	372	3,933	(3,561)	NM
Total as reported	50,297	58,430	(8,133)	(13.9)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$238,328	$241,483	$(3,155)	(1.3)%
Acquisitions, open points and dispositions	16,137	24,688	(8,551)	NM
Total as reported	$254,465	$266,171	$(11,706)	(4.4)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,706	$1,563	$143	9.1%
Reported	$1,802	$1,590	$212	13.3%

Total combined new and used retail unit sales:
Same store	139,732	154,540	(14,808)	(9.6)%
Acquisitions, open points and dispositions	1,456	12,846	(11,390)	NM
Total as reported	141,188	167,386	(26,198)	(15.7)%

NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$91,035	$96,142	$(5,107)	(5.3)%
Unit sales	50,297	58,430	(8,133)	(13.9)%
Gross profit per retail unit (excludes fleet)	$1,810	$1,645	$165	10.0%

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$254,465	$266,171	$(11,706)	(4.4)%
Unit sales	141,188	167,386	(26,198)	(15.7)%
Gross profit per retail unit (excludes fleet)	$1,802	$1,590	$212	13.3%

Our Franchised Dealerships Segment same store F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$85,971	$87,185	$(1,214)	(1.4)%
Unit sales	49,925	54,497	(4,572)	(8.4)%
Gross profit per retail unit (excludes fleet)	$1,722	$1,600	$122	7.6%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$238,328	$241,483	$(3,155)	(1.3)%
Unit sales	139,732	154,540	(14,808)	(9.6)%
Gross profit per retail unit (excludes fleet)	$1,706	$1,563	$143	9.1%
Same Store Franchised Dealerships Segment F&I – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
F&I revenues decreased approximately $1.2 million, or 1.4%, due to an 8.4% decrease in retail new and used vehicle unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $122 per unit, or 7.6%, to $1,722 per unit, primarily due to increases in the service contract and other aftermarket contract penetration rates.
Finance contract revenue decreased 5.6%, primarily due to a 7.2% decrease in finance contract volume as a result of lower retail new and used vehicle unit sales volume, partially offset by a 1.7% increase in gross profit per finance contract and a 100-basis point increase in the finance contract penetration rate. Service contract revenue increased 3.8%, primarily due to a 5.0% increase in gross profit per service contract and a 270-basis point increase in the service contract penetration rate, partially offset by a 1.2% decrease in service contract volume as a result of lower retail new and used vehicle unit sales volume. Other aftermarket contract revenue decreased 3.5%, primarily due to a 6.7% decrease in other aftermarket contact volume, partially offset by a 3.5% increase in gross profit per other aftermarket contract and a 250-basis point increase in the other aftermarket contract penetration rate. Consistent with other revenue and gross profit streams, F&I revenue and gross profit were adversely impacted by the effect of lower retail new and used vehicle unit sales as a result of the COVID-19 pandemic in the third quarter of 2020.
Same Store Franchised Dealerships Segment F&I – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

F&I revenues decreased approximately $3.2 million, or 1.3%, due to a 9.6% decrease in retail new and used vehicle unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $143 per unit, or 9.1%, to $1,706 per unit, primarily due to increases in the finance contract, service contract and other aftermarket contract penetration rates.
Finance contract revenue decreased 6.5%, primarily due to an 8.2% decrease in finance contract volume as a result of lower retail new and used vehicle unit sales volume, partially offset by a 1.8% increase in gross profit per finance contract and a 120-basis point increase in the finance contract penetration rate. Service contract revenue increased 0.9%, primarily due to a 1.7% increase in gross profit per service contract and a 320-basis point increase in the service contract penetration rate, partially offset by a 0.8% decrease in service contract volume as a result of lower retail new and used vehicle unit sales volume. Other aftermarket contract revenue decreased 7.6%, primarily due to a 7.9% decrease in other aftermarket contract volume, partially offset by a 260-basis point increase in the other aftermarket contract penetration rate. Consistent with other revenue and gross profit streams, F&I revenue and gross profit were adversely impacted by the effect of lower retail new and used vehicle unit sales as a result of the COVID-19 pandemic in the second and third quarters of 2020.

Results of Operations – EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2020 and are compared to the same prior year period, as applicable. The following discussion of used vehicles and F&I, wholesale vehicles, and parts, service and collision repair is on a same store basis, except where otherwise noted. All currently operating stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.
The EchoPark Segment same store results consist of the results of eight EchoPark stores: four in Texas, three in Colorado and one in North Carolina, for the three and nine months ended September 30, 2020 compared to the same prior year period, as applicable. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations in the last 12 months.

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
See the discussion in Franchised Dealerships Segment Results of Operations for additional discussion of the macro drivers of used vehicle revenues and F&I revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$281,959	$266,266	$15,693	5.9%
Acquisitions, open points and closures	48,504	—	48,504	NM
Total as reported	$330,463	$266,266	$64,197	24.1%

Total used vehicle gross profit (loss):
Same store	$(7,365)	$(2,501)	$(4,864)	(194.5)%
Acquisitions, open points and closures	1,015	1,706	(691)	NM
Total as reported	$(6,350)	$(795)	$(5,555)	(698.7)%

Total used vehicle unit sales:
Same store	12,869	13,206	(337)	(2.6)%
Acquisitions, open points and closures	2,258	—	2,258	NM
Total as reported	15,127	13,206	1,921	14.5%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$790,302	$731,219	$59,083	8.1%
Acquisitions, open points and closures	96,504	—	96,504	NM
Total as reported	$886,806	$731,219	$155,587	21.3%

Total used vehicle gross profit (loss):
Same store	$(13,197)	$(5,222)	$(7,975)	(152.7)%
Acquisitions, open points and closures	3,619	3,972	(353)	NM
Total as reported	$(9,578)	$(1,250)	$(8,328)	(666.2)%

Total used vehicle unit sales:
Same store	37,652	36,844	808	2.2%
Acquisitions, open points and closures	4,668	—	4,668	NM
Total as reported	42,320	36,844	5,476	14.9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$30,523	$30,588	$(65)	(0.2)%
Acquisitions, open points and closures	5,226	111	5,115	NM
Total as reported	$35,749	$30,699	$5,050	16.5%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$87,796	$84,840	$2,956	3.5%
Acquisitions, open points and closures	10,587	418	10,169	NM
Total as reported	$98,383	$85,258	$13,125	15.4%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$330,463	$266,266	$64,197	24.1%
Used vehicle gross profit (loss)	$(6,350)	$(795)	$(5,555)	(698.7)%
Used vehicle unit sales	15,127	13,206	1,921	14.5%
Used vehicle revenue per unit	$21,846	$20,163	$1,683	8.3%
F&I revenue	$35,749	$30,699	$5,050	16.5%
Combined used vehicle gross profit and F&I revenue	$29,399	$29,904	$(505)	(1.7)%
Total used vehicle and F&I gross profit per unit	$1,943	$2,264	$(321)	(14.2)%

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$886,806	$731,219	$155,587	21.3%
Used vehicle gross profit (loss)	$(9,578)	$(1,250)	$(8,328)	(666.2)%
Used vehicle unit sales	42,320	36,844	5,476	14.9%
Used vehicle revenue per unit	$20,955	$19,846	$1,109	5.6%
F&I revenue	$98,383	$85,258	$13,125	15.4%
Combined used vehicle gross profit and F&I revenue	$88,805	$84,008	$4,797	5.7%
Total used vehicle and F&I gross profit per unit	$2,098	$2,280	$(182)	(8.0)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$281,959	$266,266	$15,693	5.9%
Used vehicle gross profit (loss)	$(7,365)	$(2,501)	$(4,864)	(194.5)%
Used vehicle unit sales	12,869	13,206	(337)	(2.6)%
Used vehicle revenue per unit	$21,910	$20,163	$1,747	8.7%
F&I revenue	$30,523	$30,588	$(65)	(0.2)%
Combined used vehicle gross profit and F&I revenue	$23,158	$28,087	$(4,929)	(17.5)%
Total used vehicle and F&I gross profit per unit	$1,800	$2,127	$(327)	(15.4)%

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$790,302	$731,219	$59,083	8.1%
Used vehicle gross profit (loss)	$(13,197)	$(5,222)	$(7,975)	(152.7)%
Used vehicle unit sales	37,652	36,844	808	2.2%
Used vehicle revenue per unit	$20,990	$19,846	$1,144	5.8%
F&I revenue	$87,796	$84,840	$2,956	3.5%
Combined used vehicle gross profit and F&I revenue	$74,599	$79,618	$(5,019)	(6.3)%
Total used vehicle and F&I gross profit per unit	$1,981	$2,161	$(180)	(8.3)%

Same Store EchoPark Segment Used Vehicles and F&I – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Retail used vehicle revenue increased approximately $15.7 million, or 5.9%, driven primarily by a $1,747 per unit, or 8.7%, increase in retail used vehicle revenue per unit, offset partially by a 2.6% decrease in retail used vehicle unit sales volume as a result of decreased consumer demand due to the COVID-19 pandemic. Combined used vehicle gross profit and F&I revenue decreased approximately $4.9 million, or 17.5%, driven by lower retail used vehicle unit sales volume and a $327 per unit, or 15.4%, decrease in total used vehicle and F&I gross profit per unit as a result of fluctuations in wholesale vehicle pricing related to COVID-19-related market disruptions (affecting our cost of inventory acquisition) that did not affect retail used vehicle prices in a similar manner. Finance contract gross profit increased approximately $0.1 million, or 1.5%, due to an increase in gross profit per finance contract of $45 per contract, or 5.6%, offset partially by a 120-basis point decrease in the finance contract penetration rate. Service contract gross profit decreased approximately $0.3 million, or 4.0%, due to a decrease in gross profit per service contract of $77 per contract, or 7.1%, offset partially by a 320-basis point increase in the service contract penetration rate. Other aftermarket product gross profit decreased approximately $0.1 million, or 1.3%, due to a decrease in gross profit per other aftermarket contract of $11 per contract, or 2.8%, offset partially by a 1.7% increase in total other aftermarket contracts.

Same Store EchoPark Segment Used Vehicles and F&I – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Retail used vehicle revenue increased approximately $59.1 million, or 8.1%, driven primarily by a 2.2% increase in retail used vehicle unit sales volume and a 5.8% increase in retail used vehicle revenue per unit. Combined used vehicle gross profit and F&I revenue decreased approximately $5.0 million, or 6.3%, driven by a $180 per unit, or 8.3% decrease in total used vehicle and F&I gross profit per unit as a result of fluctuations in wholesale vehicle pricing related to COVID-19-related market disruptions (affecting our cost of inventory acquisition) that did not affect retail used vehicle prices in a similar manner. Finance contract gross profit increased approximately $0.7 million, or 2.8%, due to a 2.0% increase in total finance contracts, as well as an increase in gross profit per finance contract of $6 per contract, or 0.8%. Service contract gross profit decreased approximately $0.5 million, or 2.2%, due to a decrease in gross profit per service contract of $71 per contract, or 6.5%, offset partially by a 4.5% increase in total service contracts. Other aftermarket product gross profit increased approximately $1.5

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million, or 13.2%, due primarily to a 17.8% increase in total other aftermarket contracts, offset partially by a decrease in gross profit per other aftermarket contract of $15 per contract, or 3.8%.
Wholesale Vehicles – EchoPark Segment
See the discussion in Franchised Dealerships Segment Results of Operations for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$7,195	$7,025	$170	2.4%
Acquisitions, open points and closures	781	—	781	NM
Total as reported	$7,976	$7,025	$951	13.5%

Total wholesale vehicle gross profit (loss):
Same store	$(17)	$(135)	$118	87.4%
Acquisitions, open points and closures	5	—	5	NM
Total as reported	$(12)	$(135)	$123	91.1%

Total wholesale vehicle unit sales:
Same store	1,720	1,838	(118)	(6.4)%
Acquisitions, open points and closures	235	—	235	NM
Total as reported	1,955	1,838	117	6.4%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$17,418	$15,581	$1,837	11.8%
Acquisitions, open points and closures	1,329	—	1,329	NM
Total as reported	$18,747	$15,581	$3,166	20.3%

Total wholesale vehicle gross profit (loss):
Same store	$(156)	$(240)	$84	35.0%
Acquisitions, open points and closures	1	(1)	2	NM
Total as reported	$(155)	$(241)	$86	35.7%

Total wholesale vehicle unit sales:
Same store	4,715	4,023	692	17.2%
Acquisitions, open points and closures	459	—	459	NM
Total as reported	5,174	4,023	1,151	28.6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$7,976	$7,025	$951	13.5%
Gross profit (loss)	$(12)	$(135)	$123	91.1%
Unit sales	1,955	1,838	117	6.4%
Revenue per unit	$4,080	$3,822	$258	6.8%
Gross profit (loss) per unit	$(6)	$(73)	$67	91.8%
Gross profit (loss) as a % of revenue	(0.2)%	(1.9)%	170	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$18,747	$15,581	$3,166	20.3%
Gross profit (loss)	$(155)	$(241)	$86	35.7%
Unit sales	5,174	4,023	1,151	28.6%
Revenue per unit	$3,623	$3,873	$(250)	(6.5)%
Gross profit (loss) per unit	$(30)	$(60)	$30	50.0%
Gross profit (loss) as a % of revenue	(0.8)%	(1.5)%	70	bps

Our EchoPark Segment same store wholesale vehicle results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$7,195	$7,025	$170	2.4%
Gross profit (loss)	$(17)	$(135)	$118	87.4%
Unit sales	1,720	1,838	(118)	(6.4)%
Revenue per unit	$4,183	$3,822	$361	9.4%
Gross profit (loss) per unit	$(10)	$(73)	$63	86.3%
Gross profit (loss) as a % of revenue	(0.2)%	(1.9)%	170	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$17,418	$15,581	$1,837	11.8%
Gross profit (loss)	$(156)	$(240)	$84	35.0%
Unit sales	4,715	4,023	692	17.2%
Revenue per unit	$3,694	$3,873	$(179)	(4.6)%
Gross profit (loss) per unit	$(33)	$(60)	$27	45.0%
Gross profit (loss) as a % of revenue	(0.9)%	(1.5)%	60	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Store EchoPark Segment Wholesale Vehicles – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Wholesale vehicle revenue increased, due to an increase in wholesale vehicle revenue per unit as a result of a reduction in wholesale auction activity during the second quarter of 2020 due to the economic shutdown caused by the outbreak of COVID-19 resulting in an increase in demand for these wholesale vehicle units during the third quarter of 2020 as consumer demand for used vehicles began to recover. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from customers. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit out exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our used vehicle inventory days’ supply at our EchoPark stores was approximately 34 and 32 days as of September 30, 2020 and 2019, respectively.

Same Store EchoPark Segment Wholesale Vehicles – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Wholesale vehicle revenue increased, due to increased wholesale vehicle unit sales volume as a result of a reduction in wholesale auction activity during the second quarter of 2020 due to the economic shutdown caused by the outbreak of COVID-19 resulting in an increase in demand for these wholesale vehicle units during the third quarter of 2020 as consumer demand for used vehicles began to recover. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from customers.
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

The following tables provide a reconciliation of EchoPark Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$9,673	$8,227	$1,446	17.6%
Acquisitions, open points and closures	1,221	—	1,221	NM
Total as reported	$10,894	$8,227	$2,667	32.4%

Total Fixed Operations gross profit (loss):
Same store	$(95)	$(218)	$123	56.4%
Acquisitions, open points and closures	(90)	—	(90)	NM
Total as reported	$(185)	$(218)	$33	15.1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$25,524	$21,407	$4,117	19.2%
Acquisitions, open points and closures	2,609	—	2,609	100.0%
Total as reported	$28,133	$21,407	$6,726	31.4%

Total Fixed Operations gross profit (loss):
Same store	$(395)	$(568)	$173	30.5%
Acquisitions, open points and closures	(174)	(21)	(153)	(728.6)%
Total as reported	$(569)	$(589)	$20	3.4%

Our EchoPark Segment reported Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$10,894	$8,227	$2,667	32.4%
Gross profit (loss)	$(185)	$(218)	$33	15.1%
Gross profit (loss) as a % of revenue	(1.7)%	(2.6)%	90	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$28,133	$21,407	$6,726	31.4%
Gross profit (loss)	$(569)	$(589)	$20	3.4%
Gross profit (loss) as a % of revenue	(2.0)%	(2.8)%	80	bps
Our EchoPark Segment same store Fixed Operations results are as follows:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$9,673	$8,227	$1,446	17.6%
Gross profit (loss)	$(95)	$(218)	$123	56.4%
Gross profit (loss) as a % of revenue	(1.0)%	(2.6)%	160	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$25,524	$21,407	$4,117	19.2%
Gross profit (loss)	$(395)	$(568)	$173	30.5%
Gross profit (loss) as a % of revenue	(1.5)%	(2.7)%	120	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store EchoPark Segment Fixed Operations – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Fixed Operations revenue increased approximately $1.4 million, or 17.6%, primarily due to higher levels of inventory reconditioning activity as we rebuilt inventory levels following the slowdown in sales in the second quarter of 2020.
Same Store EchoPark Segment Fixed Operations – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Fixed Operations revenue increased approximately $4.1 million, or 19.2%, primarily due to higher vehicle unit sales volume (and resulting inventory reconditioning requirements).
Segment Results Summary
In the following tables of financial data, total segment income of the reportable segments is reconciled to consolidated income (loss) from continuing operations before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,098,302	$1,258,018	$(159,716)	(12.7)%
Used vehicles	615,565	648,006	(32,441)	(5.0)%
Wholesale vehicles	48,526	44,517	4,009	9.0%
Parts, service and collision repair	310,035	343,820	(33,785)	(9.8)%
Finance, insurance and other, net	91,035	96,142	(5,107)	(5.3)%
Franchised Dealerships Segment revenues	$2,163,463	$2,390,503	$(227,040)	(9.5)%

EchoPark Segment revenues:
Used vehicles	$330,463	$266,266	$64,197	24.1%
Wholesale vehicles	7,976	7,025	951	13.5%
Parts, service and collision repair	10,894	8,227	2,667	32.4%
Finance, insurance and other, net	35,749	30,699	5,050	16.5%
EchoPark Segment revenues	$385,082	$312,217	$72,865	23.3%

Total consolidated revenues	$2,548,545	$2,702,720	$(154,175)	(5.7)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$80,460	$38,417	$42,043	109.4%
EchoPark Segment	239	3,247	(3,008)	(92.6)%
Total segment income (loss)	$80,699	$41,664	$39,035	93.7%
Impairment charges (3)	(26)	(1,124)	1,098	97.7%
Income (loss) from continuing operations before taxes	$80,673	$40,540	$40,133	99.0%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	50,463	59,394	(8,931)	(15.0)%
EchoPark Segment	15,127	13,206	1,921	14.5%
Total retail new and used vehicle unit sales volume	65,590	72,600	(7,010)	(9.7)%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the three months ended September 30, 2020, the above amount includes a pre-tax gain on the disposal of a franchised dealership of approximately $3.2 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3)For the three months ended September 30, 2019, the above amount includes approximately $1.1 million of impairment expenses related to real estate assets held for sale at former EchoPark locations.

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$2,957,794	$3,529,106	$(571,312)	(16.2)%
Used vehicles	1,718,151	1,889,045	(170,894)	(9.0)%
Wholesale vehicles	119,474	140,770	(21,296)	(15.1)%
Parts, service and collision repair	886,534	1,027,382	(140,848)	(13.7)%
Finance, insurance and other, net	254,465	266,171	(11,706)	(4.4)%
Franchised Dealerships Segment revenues	$5,936,418	$6,852,474	$(916,056)	(13.4)%

EchoPark Segment revenues:
Used vehicles	$886,806	$731,219	$155,587	21.3%
Wholesale vehicles	18,747	15,581	3,166	20.3%
Parts, service and collision repair	28,133	21,407	6,726	31.4%
Finance, insurance and other, net	98,383	85,258	13,125	15.4%
EchoPark Segment revenues	$1,032,069	$853,465	$178,604	20.9%

Total consolidated revenues	$6,968,487	$7,705,939	$(737,452)	(9.6)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$138,805	$134,727	$4,078	3.0%
EchoPark Segment	4,912	7,047	(2,135)	(30.3)%
Total segment income (loss)	$143,717	$141,774	$1,943	1.4%
Impairment charges (3)	(268,859)	(3,076)	(265,783)	(8,640.5)%
Income (loss) from continuing operations before taxes	$(125,142)	$138,698	$(263,840)	(190.2)%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	142,089	169,070	(26,981)	(16.0)%
EchoPark Segment	42,320	36,844	5,476	14.9%
Total retail new and used vehicle unit sales volume	184,409	205,914	(21,505)	(10.4)%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the nine months ended September 30, 2020, the above amount includes a pre-tax gain on the disposal of a franchised dealership of approximately $3.2 million. For the nine months ended September 30, 2019, the above amount includes a pre-tax net gain on the disposal of franchised dealerships of approximately $46.7 million, offset partially by approximately $6.3 million of pre-tax executive transition costs.
(3)For the nine months ended September 30, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of COVID-19 which has adversely affected our business, as well as a pre-tax impairment charge of approximately $0.9 million related to the abandonment of certain construction projects. For the nine months ended September 30, 2019, the above amount includes approximately $3.1 million of pre-tax impairment expense related to real estate assets held for sale at former EchoPark locations.

Selling, General and Administrative (“SG&A”) Expenses – Consolidated
Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to store personnel typically vary

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$169,097	$184,089	$14,992	8.1%
Advertising	9,455	15,856	6,401	40.4%
Rent	13,846	12,721	(1,125)	(8.8)%
Other	64,776	84,160	19,384	23.0%
Total SG&A expenses	$257,174	$296,826	$39,652	13.4%

SG&A expenses as a % of gross profit:
Compensation	44.9%	47.6%	270	bps
Advertising	2.5%	4.1%	160	bps
Rent	3.7%	3.3%	(40)	bps
Other	17.2%	21.7%	450	bps
Total SG&A expenses as a % of gross profit	68.3%	76.7%	840	bps

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$483,784	$549,470	$65,686	12.0%
Advertising	31,677	46,308	14,631	31.6%
Rent	40,934	41,308	374	0.9%
Other	213,293	201,367	(11,926)	(5.9)%
Total SG&A expenses	$769,688	$838,453	$68,765	8.2%

SG&A expenses as a % of gross profit:
Compensation	46.8%	48.7%	190	bps
Advertising	3.1%	4.1%	100	bps
Rent	4.0%	3.7%	(30)	bps
Other	20.5%	17.9%	(260)	bps
Total SG&A expenses as a % of gross profit	74.4%	74.4%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Overall SG&A expenses decreased both in dollar amount and as a percentage of gross profit, primarily due to overall expense reduction, with the largest decreases in compensation and other expenses as a result of lower levels of gross profit and strategic actions we took in March through September 2020 to reduce our expense structure in response to the COVID-19 pandemic. Advertising expense decreased both in dollar amount and as a percentage of gross profit, due primarily to a focused effort on centralizing and reducing marketing spend in order to get the most efficient use of our advertising dollars. Rent expense increased both in dollar amount and as a percentage of gross profit, due primarily to the addition of EchoPark stores compared to the prior year period. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit, due primarily to a decrease in customer-related costs and other fixed costs as we focused on reducing loaner vehicle expense and other spending during the pandemic. As a result of actions taken since March 2020, we expect to realize approximately $7.0 million per month in expense reductions on a go-forward basis, compared to pre-COVID-19 levels.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Overall SG&A expenses decreased in dollar amount and were flat as a percentage of gross profit, primarily due to overall expense reduction, with the largest decrease in compensation expense as a result of lower levels of gross profit and strategic actions we took in March through September 2020 to reduce our expense structure in response to the COVID-19 pandemic. Advertising expense decreased both in dollar amount and as a percentage of gross profit, due primarily to a focused effort on centralizing and reducing marketing spend in order to get the most efficient use of our advertising dollars. Rent expense remained flat as compared to the prior year period. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit, due primarily to a $46.7 million pre-tax net gain on the disposal of franchised dealerships in the prior year period, offsetting decreases in customer-related costs and other fixed costs as we focused on reducing loaner vehicle expense and other spending during the pandemic.
Impairment Charges – Consolidated
Impairment charges decreased approximately $1.1 million and increased $265.8 million during the three and nine months ended September 30, 2020, respectively. Impairment charges for the three months ended September 30, 2020 were related to real estate assets held for sale at former EchoPark locations. Impairment charges for the nine months ended September 30, 2020 were primarily related to fair value adjustments to goodwill and abandonment of certain construction projects. Impairment charges were approximately $1.1 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, and were associated with fair value adjustments of long-lived assets held for sale related to real estate at former EchoPark locations.
Depreciation and Amortization – Consolidated
Depreciation expense decreased approximately $0.7 million, or 3.1%, and $2.2 million, or 3.2%, during the three and nine months ended September 30, 2020, respectively. The decreases were due primarily to the disposition of franchised dealerships in the prior year period and the aging of assets.
Interest Expense, Floor Plan – Consolidated
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Interest expense, floor plan for new vehicles decreased approximately $6.3 million, or 63.9%. The average new vehicle floor plan interest rate was 1.29%, down from 2.88% in the three months ended September 30, 2019, resulting in a decrease in new vehicle floor plan interest expense of approximately $4.4 million. The average new vehicle floor plan notes payable balance decreased approximately $263.1 million, which decrease new vehicle floor plan interest expense by approximately $1.9 million.
Interest expense, floor plan for used vehicles decreased approximately $0.4 million, or 19.4%. The average used vehicle floor plan interest rate was 1.87%, down from 3.24% in the three months ended September 30, 2019, resulting in a decrease in used vehicle floor plan interest expense of approximately $1.1 million. The average used vehicle floor plan notes payable balance increased approximately $89.2 million, which increased used vehicle floor plan interest expense by approximately $0.7 million, partially offsetting the decrease from lower interest rates.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Interest expense, floor plan for new vehicles decreased approximately $14.9 million, or 45.9%. The average new vehicle floor plan interest rate was 1.87%, down from 3.15% in the nine months ended September 30, 2019, resulting in a decrease in new vehicle floor plan interest expense of approximately $12.1 million. The average new vehicle floor plan notes payable balance decreased approximately $120.0 million, which decreased new vehicle floor plan interest expense by approximately $2.8 million.
Interest expense, floor plan for used vehicles decreased approximately $0.7 million, or 13.8%. The average used vehicle floor plan interest rate was 2.13%, down from 3.18% in the nine months ended September 30, 2019, resulting in a decrease in used vehicle floor plan interest expense of approximately $2.1 million. The average used vehicle floor plan notes payable balance increased approximately $60.0 million, which increased used vehicle floor plan interest expense by approximately $1.4 million, partially offsetting the decrease from lower interest rates.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Stated/coupon interest	$8,347	$12,088	$3,741	30.9%
Discount/premium amortization	260	—	(260)	(100.0)%
Deferred loan cost amortization	575	600	25	4.2%
Interest rate hedge expense (benefit)	68	(854)	(922)	(108.0)%
Capitalized interest	16	(278)	(294)	(105.8)%
Interest on finance lease liabilities	1,330	1,305	(25)	(1.9)%
Other interest	166	152	(14)	(9.2)%
Total interest expense, other, net	$10,762	$13,013	$2,251	17.3%

	Nine Months Ended September 30,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Stated/coupon interest	$26,302	$36,994	$10,692	28.9%
Discount/premium amortization	260	—	(260)	(100.0)%
Deferred loan cost amortization	1,757	1,789	32	1.8%
Interest rate hedge expense (benefit)	(740)	(2,368)	(1,628)	(68.8)%
Capitalized interest	(528)	(1,162)	(634)	(54.6)%
Interest on finance lease liabilities	4,009	3,820	(189)	(4.9)%
Other interest	463	421	(42)	(10.0)%
Total interest expense, other, net	$31,523	$39,494	$7,971	20.2%

Interest expense, other, net decreased approximately $2.3 million during the three months ended September 30, 2020, primarily due to lower stated/coupon interest related to the repurchase of the remaining 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”) on December 30, 2019, offset partially by a decrease in interest rate hedge benefit and capitalized interest. Interest expense, other, net decreased approximately $8.0 million during the nine months ended September 30, 2020, primarily due to lower stated/coupon interest related to the repurchase of the remaining 5.0% Notes on December 30, 2019, offset partially by a decrease in interest rate hedge benefit and capitalized interest.
Income Taxes
The overall effective tax rate from continuing operations was 25.6% and 13.6% for the three and nine months ended September 30, 2020, respectively, and 28.0% and 29.2% for the three and nine months ended September 30, 2019, respectively. Income tax expense for the three months ended September 30, 2020 includes a $0.1 million discrete charge for non-deductible book goodwill related to dealership dispositions. Income tax benefit for the nine months ended September 30, 2020 includes a

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$55.8 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge, a $0.2 million discrete benefit related to vested or exercised stock compensation awards, and a $0.2 million discrete benefit related to the favorable resolution of certain tax matters, offset partially by a $1.4 million discrete charge related to changes in uncertain tax positions and other adjustments and a $0.1 million discrete charge for non-deductible book goodwill related to dealership dispositions. Income tax expense for the three months ended September 30, 2019 includes a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction. Income tax expense for the nine months ended September 30, 2019 includes a $1.5 million discrete charge for non-deductible executive officer compensation related to executive transition costs, a $0.4 million discrete charge related to tax return to provision adjustments and a state income tax rate reduction, a $0.2 million discrete charge related to changes in uncertain tax positions and a $0.2 million discrete charge related to vested or exercised stock compensation awards, offset partially by a $0.4 million discrete benefit related to the favorable resolution of certain tax matters. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2020 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility, the indenture governing the 6.125% Notes and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2020, we had approximately $287.1 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$125,739	$29,103
Availability under the 2016 Revolving Credit Facility	189,072	230,689
Availability under our used vehicle floor plan facilities (1)	—	17,090
Availability under the 2019 Mortgage Facility	8,554	3,090
Availability under the 2020 Line of Credit Facility	57,000	—
Floor plan deposit balance	73,180	—
Total available liquidity resources	$453,545	$279,972
(1) As of September 30, 2020, there was approximately $79.3 million of availability under the VIN-specific amendment discussed in Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements.
We participate in a program with two of our manufacturer-affiliated finance companies wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of approximately $73.2 million as of September 30, 2020 is classified in other current assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. There was no deposit balance as of December 31, 2019.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 1.42% and 2.93% in the three months ended September 30, 2020 and 2019, respectively, and 1.91% and 3.16% in the nine months ended September 30, 2020 and 2019, respectively.
We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.6 million and $10.9 million in floor plan assistance in the three months ended September 30, 2020 and 2019, respectively, and approximately $26.8 million and $30.0 million in floor plan assistance in the nine months ended September 30, 2020 and 2019, respectively. We recognized in cost of sales approximately $10.4 million and $10.7 million in manufacturer floor plan assistance in the three months ended September 30, 2020 and 2019, respectively, and approximately $28.0 million and $30.0 million in the nine months ended September 30, 2020 and 2019, respectively. Interest payments under each of our floor plan facilities are due monthly and we generally are not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the nine months ended September 30, 2020 were approximately $92.0 million, including approximately $70.9 million related to our Franchised Dealerships Segment and approximately $21.1 million related to our EchoPark Segment. Of this amount, approximately $46.2 million was related to facility construction projects, $31.8 million was related to real estate acquisitions and $14.0 million was for other fixed assets utilized in our store operations.
Of the $92.0 million in gross capital expenditures in the nine months ended September 30, 2020, approximately $53.1 million was funded through mortgage financing and approximately $38.9 million was funded through cash from operations and use of our credit facilities. As of September 30, 2020, commitments for facility construction projects totaled approximately $55.7 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the nine months ended September 30, 2020, we repurchased approximately 1.8 million shares of our Class A Common Stock for approximately $57.1 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. During the third quarter of 2020, our Board of Directors approved an additional $60.0 million of share repurchase authorization. As of September 30, 2020, our total remaining repurchase authorization was approximately $84.1 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists, and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2020, we had approximately $287.1 million of net income and retained earnings free of such restrictions.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dividends
During the three months ended September 30, 2020, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2020, which was paid on October 15, 2020. Subsequent to September 30, 2020, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of December 15, 2020 to be paid on January 15, 2021. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indenture governing the 6.125% Notes also contains restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2020, we had approximately $287.1 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Net cash provided by operating activities in the nine months ended September 30, 2020 was approximately $273.0 million. This provision of cash was comprised primarily of a decrease in inventories and an increase in receivables, offset partially by an increase in notes payable – floor plan – trade. In the nine months ended September 30, 2019, net cash used in operating activities was approximately $25.6 million. This use of cash was comprised primarily of an increase in other assets and a decrease in notes payable – floor plan – trade and inventories, offset partially by a decrease in receivables and cash inflows related to operating profits.
Net cash used in investing activities in the nine months ended September 30, 2020 was approximately $61.8 million. This use of cash was comprised primarily of purchases of land, property and equipment. Net cash provided by investing activities in the nine months ended September 30, 2019 was approximately $66.3 million. This provision of cash was comprised primarily of proceeds from the sale of five franchised dealerships and property and equipment, offset partially by purchases of land, property and equipment.

Net cash used in financing activities in the nine months ended September 30, 2020 was approximately $114.6 million. This use of cash was comprised primarily of net repayments of notes payable – floor plan – non-trade and purchases of treasury stock, offset partially by proceeds from the issuance of long-term debt. Net cash used in financing activities in the nine months ended September 30, 2019 was approximately $44.1 million. This use of cash was comprised primarily of payments on long-term debt, dividends paid, purchases of treasury stock and net repayments of notes payable – floor plan – non-trade.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash used in combined trade and non-trade floor plan financing was approximately $367.0 million in the nine months ended September 30, 2020. Net cash used in combined trade and non-trade floor plan financing was approximately $87.3 million in the nine months ended September 30, 2019. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $223.8 million in the nine months ended September 30, 2020 and net cash used in operating activities $34.4 million in the nine months ended September 30, 2019.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
One factor that management uses to measure cash flow generation or use is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments. That measure is provided and reconciled to the nearest comparable GAAP financial measure in the tables below:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$59,818				$29,010
Provision for income taxes				20,621				11,307
Income (loss) before taxes	$80,434	$239	$(234)	$80,439	$38,417	$2,123	$(223)	$40,317
Non-floor plan interest (1)	9,786	141	—	9,927	12,011	402	—	12,413
Depreciation & amortization (2)	20,999	2,769	—	23,768	21,561	2,703	—	24,264
Stock-based compensation expense	3,154	—	—	3,154	2,681	—	—	2,681
Asset impairment charges	26	—	—	26	—	1,124	—	1,124
Loss (gain) on franchise disposals	(3,388)	—	—	(3,388)	823	—	—	823
Adjusted EBITDA (3)	$111,011	$3,149	$(234)	$113,926	$75,493	$6,352	$(223)	$81,622
(1)Includes the following line items from the accompanying unaudited condensed consolidated statements of operations, net of any amortization of debt issuance costs or net debt discount/premium included in footnote (2) below: interest expense, other, net; interest expense, non-cash, convertible debt; and interest expense/amortization, non-cash, cash flow swaps.
(2)Includes the following line items from the accompanying unaudited condensed consolidated statements of cash flows: depreciation and amortization of property and equipment; debt issuance cost amortization; and net debt discount/premium amortization and other amortization.
(3)Adjusted EBITDA is a non-GAAP financial measure.

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$(108,724)				$97,831
Provision for income taxes				(17,226)				40,251
Income (loss) before taxes	$(130,054)	$4,912	$(808)	$(125,950)	$134,701	$3,997	$(616)	$138,082
Non-floor plan interest (1)	28,770	737	—	29,507	36,440	1,266	—	37,706
Depreciation & amortization (2)	61,655	8,239	—	69,894	64,121	7,788	—	71,909
Stock-based compensation expense	8,551	—	—	8,551	8,107	—	—	8,107
Loss (gain) on exit of leased dealerships	—	—	—	—	(170)	—	—	(170)
Asset impairment charges	268,859	—	—	268,859	25	3,051	—	3,076
Loss (gain) on franchise disposals	(2,273)	—	—	(2,273)	(45,570)	—	—	(45,570)
Adjusted EBITDA (3)	$235,508	$13,888	$(808)	$248,588	$197,654	$16,102	$(616)	$213,140

(1)Includes the following line items from the accompanying unaudited condensed consolidated statements of operations, net of any amortization of debt issuance costs or net debt discount/premium included in footnote (2) below: interest expense, other, net; interest expense, non-cash, convertible debt; and interest expense/amortization, non-cash, cash flow swaps.
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
During the first three quarters of 2020, we took actions to increase overall liquidity by ensuring all vehicles that were available for floor plan financing were submitted and funded, as well as negotiating with landlords and other vendors for payment abatements or deferrals, reviewing our portfolio of unencumbered owned real estate for mortgage opportunities, taking advantage of certain federal and state programs for the deferral of payment of certain types of taxes (income, payroll, sales, withholding and property), and seeking amendments to our outstanding credit facilities and exploring sources of liquidity provided through various governmental programs. Currently, the effects of the COVID-19 pandemic have not affected our cost of or access to capital and funding sources, but this could change if the pandemic and its impact on our business worsens. We do not currently anticipate any materially negative changes to our cost of or access to capital over the near or longer term.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $29.3 million and $46.5 million at September 30, 2020 and December 31, 2019, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2020.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both September 30, 2020 and December 31, 2019.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility, the 2019 Mortgage Facility, the 2020 Line of Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $1.1 billion at September 30, 2020. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $13.7 million in the nine months ended September 30, 2020. Of the total change in interest expense, approximately $11.3 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the nine months ended September 30, 2020 due to the leases containing LIBOR floors which were above the LIBOR rate during the nine months ended September 30, 2020.
We also have interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of the outstanding interest rate cap positions at September 30, 2020 was not material to the accompanying unaudited condensed consolidated balance sheet as of such date. The fair value of the outstanding interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet as of such date. During 2018, we terminated all of our previously outstanding interest rate cash flow swap agreements for net cash proceeds of approximately $4.8 million, which were amortized into income as a reduction of interest expense, other, net in the accompanying unaudited condensed consolidated statements of operations on a ratable basis over the original term of the agreements (through July 1, 2020). See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved, and expect to continue to be involved, in various legal and administrative proceedings arising out of the management and conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the management and conduct of our business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 was approximately $0.3 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.
Our business could be adversely affected by the effects of widespread public health epidemics.
The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of new vehicle or parts inventory to us or our manufacturing partners. In 2020, the worldwide spread of COVID-19 led to widespread disruptions to travel and economic activity, including automobile manufacturing and supply chain shut downs and delays. The extent to which COVID-19 may continue to adversely impact our business depends on future developments including governmental orders issued in response to any future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, financial condition, results of operations and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.
Our reported results could be affected by risk of future goodwill impairment charges.
Goodwill is subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. During the first quarter of 2020, the COVID-19 pandemic resulted in a significant decrease in our market capitalization that increased the risk of impairment. As a result, we recorded a $268.0 million non-cash impairment charge related to our franchised dealership reporting unit goodwill as of March 31, 2020. We considered indicators for impairment as of September 30, 2020 and did not identify any that would have triggered additional impairment testing and analysis, including triggering events related to our market capitalization. We may be required to record additional impairment charges if we experience significant adverse changes in the operating environment for our industry due to the COVID-19 pandemic or our market capitalization (reflected in our stock price) declines below levels in the first quarter of 2020, and we cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.

SONIC AUTOMOTIVE, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
July 2020	376,804	$36.19	376,804	$99,735
August 2020	153,274	$38.57	153,274	$93,873
September 2020	253,229	$38.97	253,229	$84,102
Total	783,307		783,307

(1)On February 13, 2017 and July 31, 2020, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
February 2017 authorization	$100,000
July 2020 authorization (2)	60,000
Total active program repurchases prior to September 30, 2020	(75,898)
Current remaining availability as of September 30, 2020	$84,102

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

10.1
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of April 29, 2020 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 18, 2020 (File No. 001-13395)). (1)

10.2*
Amendment No. 2 to Fourth Amended and Restated Credit Agreement and Modification to Loan Documents, dated as of September 17, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer; Bank of America, N.A., as revolving administrative agent; and Wells Fargo Bank, National Association, as an l/c issuer.

10.3*
Second Amendment to Fourth Amended and Restated Security Agreement, dated as of September 17, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as revolving administrative agent, swing line lender and l/c issuer; and Bank of America, N.A., as floorplan administrative agent, new vehicle swing line lender and used vehicle swing line lender.

10.4*
Amendment No. 3 to Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement and Modification to Loan Documents, dated as of September 17, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent.

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

SONIC AUTOMOTIVE, INC.
*Filed herewith.
**Furnished herewith.
(1)Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

October 29, 2020	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

October 29, 2020	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer