Form 10-K
period 2020-12-31
SONIC AUTOMOTIVE INC
filed 2021-02-23
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________

FORM 10-K
___________________________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $916.8 million based upon the closing sales price of the registrant’s Class A Common Stock on June 30, 2020 of $31.91 per share. The registrant has no non-voting common equity.
As of February 18, 2021, there were 29,797,727 shares of Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws, including any change in law or regulations in response to the COVID-19 pandemic;
•changes in vehicle and parts import quotas, duties, tariffs or other restrictions, including supply shortages that could be caused by the COVID-19 pandemic;
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

SONIC AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

SONIC AUTOMOTIVE, INC.
PART I
Item 1.  Business.
Sonic Automotive, Inc. was incorporated in Delaware in 1997. References to “Sonic,” the “Company,” “we,” “us” or “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries. We are one of the largest automotive retailers in the United States (the “U.S.”) (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2020: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2020, we operated 84 stores in the Franchised Dealerships Segment and 16 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 96 new vehicle franchises (representing 21 different brands of cars and light trucks) and 14 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our guests in pre-owned vehicle specialty retail locations. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs). We believe that the continued expansion of our EchoPark business will provide long-term benefits to the Company, our stockholders and our guests.
The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020 and continued throughout the remainder of 2020. The impact on the economy affected both consumer demand and supply of manufactured goods as many countries around the world and states and municipalities in the U.S. mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on in-person retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated employees. In the U.S., the federal government passed several relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Families First Coronavirus Response Act, in an attempt to provide short-term relief to families and businesses as a result of the economic impacts of the COVID-19 pandemic.
This broader economic backdrop resulting from the COVID-19 pandemic had a direct impact on our business and operations in 2020. As a result of the pandemic and related shelter-in-place or stay-at-home orders, we transitioned many of our teammates to remote work arrangements. In situations where a teammate’s role did not permit remote work (e.g., service repair technicians), we implemented staggered work hours, social distancing and other safety measures to promote the health and safety of our teammates and guests. As a result of the systems and infrastructure we had in place prior to the pandemic, we were largely able to maintain our back-office operations, financial reporting and internal control processes with minimal disruption or changes in the effectiveness of such processes.
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. During the end of the first quarter of 2020 and the first two months of the second quarter of 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers but experienced lower consumer demand as a result of the initial onset of the pandemic and state and local governmental restrictions on business and consumer activities. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have largely been able to continue to conduct business so far, while adjusting operations to comply with state and local standards for safety and social distancing to promote the health and safety of our teammates and guests. As a result, in the first quarter and second quarter of 2020, we experienced a decrease in total revenues of 3% and 19%, respectively, as compared to the applicable prior year quarter. Beginning in the latter part of the second quarter of 2020, vehicle sales and fixed operations repair activity began to improve as state and local jurisdictions relaxed their shelter-in-place or stay-at-home orders and consumer activity began to recover into the third quarter of 2020. For the third quarter of 2020, total revenues decreased 6% compared to the prior year quarter. As of December 31, 2020, most of such restrictions had been relaxed; however, our stores remain subject to certain health and safety policies and practices that may affect the way we sell vehicles and interact with our guests. For the fourth quarter of 2020, total revenues increased 2% compared to the prior year quarter.

The ongoing effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic recovery in the fiscal year ending December 31, 2021, the ongoing pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, especially if the pandemic worsens or the regulatory environment changes in response to the pandemic. This may lead to increased asset recovery and

SONIC AUTOMOTIVE, INC.
valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.

Based on the events and circumstances at the onset of the COVID-19 pandemic, during the first quarter of 2020, we evaluated our indefinite lived intangible assets for impairment. This evaluation included reviews of fixed assets and related right-of-use assets, franchise assets and goodwill. As a result of this evaluation, we determined the carrying values of all indefinite lived intangible assets to be recoverable at March 31, 2020 with the exception of goodwill related to our franchised dealership reporting unit, resulting in a non-cash goodwill impairment charge of $268.0 million. One of the primary factors which contributed to the conclusion that goodwill was impaired was the decline in the market value of Sonic’s stock between the announcement date of the pandemic on March 11, 2020 and March 31, 2020. Based on the improvement in our business operations and market value during the second, third and fourth quarters of 2020, our future forecast expectations, and the results of our qualitative test, it was determined to be more likely than not that the fair value of our reporting units exceeded the carrying value. See Note 5, “Intangible Assets and Goodwill,” to the accompanying consolidated financial statements for further discussion.
The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2020:

SONIC AUTOMOTIVE, INC.
As of December 31, 2020, we operated in the following states:

Market	Number of Franchised Stores	Number of EchoPark Stores	Percent of 2020 Total Revenue
Texas	16	6	28.4%
California	21	1	26.4%
Colorado	4	3	9.8%
Tennessee	10	2	7.5%
Florida	9	1	6.7%
Alabama	10	—	5.6%
North Carolina	4	1	4.6%
Georgia	4	1	3.4%
South Carolina	2	1	1.9%
Virginia	1	—	1.8%
Maryland	1	—	1.8%
Nevada	2	—	1.5%
Disposed stores and holding companies	—	—	0.6%
Total	84	16	100.0%
In the future, we may acquire dealerships or open new stores that we believe will strengthen our portfolio and divest dealerships or close stores that we believe will not yield acceptable returns over the long term. The retail automotive industry remains highly fragmented, and we believe that further consolidation may occur. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships. Our ability to complete acquisitions and open new stores in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our plans for the use of capital generated from operations.
Reportable Segments
As of December 31, 2020, we had two reportable segments: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products. The EchoPark Segment is comprised of pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us.
For 2020, EchoPark Segment revenue represented approximately 14.5% of total revenue, up from 11.1% in 2019. See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our two reportable segments.
Unless otherwise noted, the following discussion of our business is presented on a consolidated basis.
Business Strategy
Execute Our EchoPark Expansion Plan. We have developed a diversified business model by augmenting our manufacturer-franchised dealership operations with our EchoPark pre-owned vehicle specialty retail business. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs) and offers consumers a modern guest experience and a wide selection of quality pre-owned vehicle inventory at low prices. Sales operations for EchoPark began in the fourth quarter of 2014, and, as of December 31, 2020, we operated 16 EchoPark stores in eight states. During 2020, we announced an accelerated EchoPark growth plan in which we hope to open 25 additional EchoPark stores annually from 2021 to 2025 as we build out an expected 140-plus point nationwide EchoPark distribution network by 2025.
Expand Our Omni-Channel Capabilities. Automotive consumers have become increasingly more comfortable using technology to research their vehicle buying alternatives, communicate with store personnel, and complete a portion or all of a vehicle purchase online. The internet presents a marketing, advertising and sales channel that we will continue to utilize to drive

SONIC AUTOMOTIVE, INC.
value for our stores and enhance the guest experience. Our existing platforms give us the ability to leverage new technology to integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our guests. These platforms also allow us to market all of our products and services to a national audience and, at the same time, support the local market penetration of our individual stores. We believe that the ongoing development of our e-commerce platform will drive incremental revenues and an improved guest experience in the future.
Focus on the Guest Experience. We focus on providing a high-quality guest experience and maintaining high levels of customer satisfaction. Our personalized sales process is designed to appeal to our guests by providing high-quality vehicles and service through a positive, “guest-centric” experience. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealership. In addition, all manufacturers consider CSI scores in approving acquisitions or awarding new dealership open points. To keep dealership and executive management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs for certain groups of associates and executive management.
Train, Develop and Retain Our Teammates. We believe our teammates are the cornerstone of our business and crucial to our financial success. Our goal is to develop our teammates and foster an environment where our teammates can contribute and grow with the Company. Teammate satisfaction is very important to us, and we believe a high level of teammate satisfaction reduces turnover and enhances our guests’ experience at our stores by pairing our guests with well-trained support personnel. We believe that our comprehensive training of our teammates provides us with an advantage over other competitors in providing a high-quality guest experience.
Optimize Our Capital Structure. As we generate cash through operations, we may opportunistically repurchase our Class A Common Stock or our outstanding debt in open-market or structured transactions to maintain our targeted capital structure.
Maximize Asset Returns Through Process Execution. We have developed standardized operating processes that are documented in operating playbooks for our stores. Through the continued implementation of our operating playbooks, we believe organic growth opportunities exist by offering a more favorable buying experience to our guests and creating efficiencies in our business processes. We believe the development, refinement and implementation of these operating processes will enhance the guest experience, make us more competitive in the markets we serve and drive profit growth across each of our revenue streams.
Maintain Diverse Revenue Streams. We have multiple diverse revenue streams among our two operating segments. In addition to new vehicle sales, our revenue sources include used vehicle sales (including through our EchoPark segment), which we believe are less sensitive to economic cycles and seasonal influences that affect new vehicle sales. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and, in the past, have not been as sensitive to economic conditions as new vehicle sales. We also offer guests assistance in obtaining financing and a range of automobile-related warranty, aftermarket and insurance products.
Manage Portfolio. Our long-term growth and acquisition strategy is primarily focused on large metropolitan markets that meet certain strategic criteria for population growth and vehicle registration rates, among other considerations. A majority of our franchised dealerships are either luxury or mid-line import brands. For 2020, approximately 88.2% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

SONIC AUTOMOTIVE, INC.
The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand	2020	2019	2018
Luxury:
BMW	24.4%	24.0%	19.8%
Mercedes	12.9%	12.1%	10.7%
Audi	6.5%	6.9%	6.5%
Lexus	4.9%	4.9%	6.1%
Land Rover	4.9%	4.3%	4.4%
Porsche	3.6%	2.8%	2.7%
Cadillac	2.3%	2.3%	2.3%
MINI	1.1%	1.3%	1.3%
Other luxury (1)	2.6%	2.7%	2.8%
Total Luxury	63.2%	61.3%	56.6%
Mid-line Import:
Honda	13.5%	15.3%	17.2%
Toyota	9.0%	9.7%	10.2%
Hyundai	1.0%	1.5%	1.6%
Volkswagen	1.0%	1.4%	2.0%
Other imports (2)	0.5%	1.2%	1.8%
Total Mid-line Import	25.0%	29.1%	32.8%
Domestic:
Ford	6.0%	4.9%	5.7%
General Motors (“GM”) (3)	5.8%	4.7%	4.9%
Total Domestic	11.8%	9.6%	10.6%
Total	100.0%	100.0%	100.0%
(1)Includes Acura, Infiniti, Jaguar and Volvo.
(2)Includes Kia, Nissan and Subaru.
(3)Includes Buick, Chevrolet and GMC.
Increase Sales of Higher-Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:
Finance, Insurance and Other Aftermarket Products. Each sale of a new or used vehicle gives us an opportunity to provide our guests with financing and insurance options and earn financing fees and insurance and other aftermarket product commissions. We also offer our guests the opportunity to purchase extended warranties, service contracts and other aftermarket products from third-party providers whereby we earn a commission for arranging the contract sale. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, extended warranties, service contracts and insurance products to our guests. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at our franchised dealerships and EchoPark stores.
Parts, Service and Collision Repair. Each of our franchised dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long term by increasing service capacity, investing in sophisticated equipment and well-trained technicians, using competitive variable-rate pricing structures, focusing on the guest experience, and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts and maintenance contracts associated with retail new and used vehicle sales will drive further service and parts business in our franchised dealerships as we increase the potential to retain current service and parts guests beyond the term of the standard manufacturer warranty period.
Certified Pre-Owned Vehicles. Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle, which we

SONIC AUTOMOTIVE, INC.
believe increases our potential to retain the pre-owned purchaser as a future parts and service customer. As CPO vehicles can only be sold by franchised dealerships and CPO warranty work can only be performed at franchised dealerships, we believe CPO vehicles add additional sales volume and will increase our Fixed Operations business over the long term.
Relationships with Manufacturers
Each of our franchised dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. Each franchise or dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a “turn and earn” basis that rewards high unit sales volume. A franchise or dealer agreement incentivizes the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of the business. Each franchise or dealer agreement also gives the related manufacturer the right to approve the dealer operator and any material change in management or ownership of the dealership. Each manufacturer may terminate a franchise or dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealer operator, the conviction of the dealership or the dealership’s owner or dealer operator of certain crimes, the failure to adequately operate the dealership or maintain new vehicle inventory or financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the applicable franchise or dealer agreement.
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
While in any individual period conditions may vary, over the past 10 fiscal years, we have acquired a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, in addition to vehicle auctions. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies. The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market. The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and automotive auctions. According to industry sources, there were approximately 280 million light vehicles in operation in the U.S. as of December 31, 2020. During calendar year 2020, it is estimated that approximately 14.5 million new cars and 37 million used cars were sold at retail, many of which were accompanied by trade-ins. Based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal

SONIC AUTOMOTIVE, INC.
process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.
Competition
The retail automotive industry is highly competitive. Depending on the geographic market, we compete both with dealers offering the same brands and product lines as ours and dealers offering other manufacturers’ vehicles. We also compete for vehicle sales with auto brokers, leasing companies and services offered on the internet that provide referrals to other dealerships, broker vehicle sales between customers and other dealerships or sell vehicles directly to customers via online purchase transactions and delivery. We compete with small, local dealerships and with large multi-franchise and pre-owned automotive dealership groups.
We believe that the principal competitive factors in vehicle sales are the location of stores, the ability of stores to offer an attractive selection of the most popular vehicles at competitive market pricing (including the effect of applicable manufacturer rebates, below-market financing from manufacturers or their captive finance subsidiaries, and other special offers), the successful interplay between the virtual and physical aspects of car buying, and the marketing campaigns conducted by manufacturers and the quality of services and guest experience at our stores. In particular, pricing has become more important as a result of well-informed customers using a variety of sources available on the internet to determine current retail market prices. Other competitive factors include customer preference for makes of automobiles and coverage under manufacturer warranties.
In addition to competition for vehicle sales, we also compete with other auto dealers, service and repair centers, auto parts retailers and independent mechanics in providing vehicle parts and service work. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, factory-trained technicians, the familiarity with a manufacturer’s makes and models and the quality of the guest experience. A number of regional and national chains offer selected parts and services at prices that may be lower than our prices.
In arranging or providing financing for our guests’ vehicle purchases, we compete with a broad range of financial institutions. In addition, certain financial institutions are now offering financing and other F&I products directly to consumers through the internet. We believe that the principal competitive factors in providing financing are convenience, interest rates and contract terms.
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

SONIC AUTOMOTIVE, INC.
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
We do not have any known material environmental liabilities, and we believe that compliance with governmental regulations, including environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition and cash flows. However, soil and groundwater contamination is known to exist at certain properties owned and used by us. Further, environmental laws and regulations are complex and subject to frequent change. In addition, in connection with our past or future acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material.
In 2020, the worldwide spread of the COVID-19 pandemic led to widespread disruptions to travel and economic activity, including the retail automotive industry. Governmental orders were issued in response to the pandemic and have varied by locality and severity through the duration of the pandemic. Certain state and local governments have mandated restrictions on citizen movements (i.e., shelter-in-place and stay-at-home orders) or on retail trade at physical locations which limited the conduct of retail sales of vehicles at our physical locations. Several measures were implemented by various governmental entities in response to the pandemic and our stores remain subject to certain health and safety policies and practices that may affect the way our business operates and how we interact with guests. Due to the critical nature of automotive repair, our parts and service repair operations were deemed “essential” by governmental agencies and have been able to continue to conduct business throughout the pandemic to date, but must maintain state and local standards for social distancing to promote the health and safety of our teammates and guests.
Information About Our Executive Officers
The following is a description of the names and ages of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each person’s principal occupation or employment during the past five years. Each executive officer of the Company is elected by our Board of Directors and holds office from the date of election until thereafter removed by the Board.

Name	Age	Position(s) with Sonic
O. Bruton Smith	93	Executive Chairman and Director
David Bruton Smith	46	Chief Executive Officer and Director
Jeff Dyke	53	President and Director
Heath R. Byrd	54	Executive Vice President and Chief Financial Officer
O. Bruton Smith is the Founder of Sonic and has served as its Executive Chairman since July 2015. Prior to his election as Executive Chairman, Mr. Smith had served as Chairman and Chief Executive Officer of the Company since its organization in January 1997. Mr. Smith has also served as a director of Sonic since its organization in January 1997. Mr. Smith is also a director of many of Sonic’s subsidiaries. Mr. Smith has worked in the retail automotive industry since 1966. Mr. Smith is also the Executive Chairman and a director of Speedway Motorsports, LLC (“Speedway Motorsports”), which is controlled by Mr. Smith and his family. Speedway Motorsports was a public company until September 2019, whose shares were traded on the New York Stock Exchange (the “NYSE”). Among other things, Speedway Motorsports owns and operates the following speedways: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Sonoma Raceway and Texas Motor Speedway. Mr. Smith is also a director of most of Speedway Motorsports’ operating subsidiaries and a director and an officer of Sonic Financial Corporation (“SFC”), the largest stockholder of Sonic. He is the father of Mr. David Bruton Smith and Mr. Marcus G. Smith, a director and a greater than 10% beneficial owner of Sonic.
David Bruton Smith was elected as Chief Executive Officer of Sonic in September 2018. Previously, Mr. Smith served as Sonic’s Executive Vice Chairman and Chief Strategic Officer from March 2018 to September 2018, as Sonic’s Vice Chairman from March 2013 to March 2018 and as an Executive Vice President of Sonic from October 2008 to March 2013. He has served as a director of Sonic since October 2008 and has served in Sonic’s organization since 1998. Prior to being named an Executive Vice President and a director in October 2008, Mr. Smith had served as Sonic’s Senior Vice President of Corporate Development since March 2007. Mr. Smith served as Sonic’s Vice President of Corporate Strategy from October 2005 to March 2007, and also served prior to that time as Dealer Operator and General Manager of several Sonic dealerships. Mr. Smith

SONIC AUTOMOTIVE, INC.
is also a director and an officer of SFC, the largest stockholder of Sonic. He is the son of Mr. O. Bruton Smith and the brother of Mr. Marcus G. Smith.
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
Human Capital Resources
As of December 31, 2020, we employed approximately 8,100 associates, or teammates with whom we strive to maintain good relationships, which benefit both our company and our teammates. Approximately 200 of our associates, primarily service technicians in northern California, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.
We believe our teammates are key to achieving our business objectives. During the COVID-19 pandemic, we experienced restrictions on permitted occupancy or brief closures at many of our locations. At the onset of the COVID-19 pandemic, we implemented, and we continue to maintain, protocols designed to protect the health and safety of our teammates and guests. These protocols, which remain in place, meet or exceed the Centers for Disease Control and Prevention guidelines and, where applicable, state mandates. Prior to, or upon returning to work, our teammates were trained on the protocols designed to protect the health and safety of our teammates and guests.
As we manage our workforce, we focus on associate satisfaction, turnover, and training. We benchmark our compensation practices and benefits programs against those of comparable companies and in the geographic areas where our operations are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare, retirement and training benefits include:

•Company-subsidized health insurance;
•401(k) plan with Company matching contributions;
•paid vacation, sick and bereavement leave;
•paid community service and volunteer leave; and
•tuition assistance programs and Company-paid training opportunities.
We strive to maintain an inclusive environment free from discrimination of any kind, including in our hiring practices and daily operations. Our teammates have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Our policies require all reports of inappropriate behavior to be taken seriously and promptly investigated with appropriate action taken to address and prevent such behavior.

Company Information
Our website can be accessed at www.sonicautomotive.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other

SONIC AUTOMOTIVE, INC.
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
We have invested and expect to continue to invest in new business strategies, services and technologies, including our EchoPark business. Such endeavors may involve significant risks and uncertainties, including allocating management resources away from current operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.
Our ability to make acquisitions, execute our growth strategy for our EchoPark business and grow organically may be restricted by our ability to obtain capital, the terms of the instruments governing our long-term debt and the need obtain consent from manufacturers.
We intend to finance future real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A Common Stock, overall market conditions or certain covenants under the instruments that govern our long-term debt that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating and financial flexibility.
The amount of capital presently available to us is limited to the liquidity available under our existing debt agreements and cash flows generated through operating activities. Pursuant to the 2016 Credit Facilities (as defined below), we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts, without the written consent of the Required Lenders (as that term is defined in the 2016 Credit Facilities). Our ability to obtain additional sources of financing may be limited by the fact that substantially all of the assets of our dealerships are pledged to secure the indebtedness under the 2016 Credit Facilities and the Silo Floor Plan Facilities (as defined below). These pledges may impede our ability to borrow from other sources. Our pace and scale of growing our EchoPark business may be limited in the event other sources of capital are unavailable.
In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory under the 2016 Floor Plan Facilities or the Silo Floor Plan Facilities (each, as defined below) (collectively, “Floor Plan Financing”). Floor Plan Financing arrangements allow us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain Floor Plan Financing or obtain consents to assume existing floor plan notes payable in connection with our acquisition of dealerships. In the event that we are unable to obtain such financing, our ability to complete dealership acquisitions could be limited.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

We may not adequately anticipate all of the demands that growth through acquisitions or brand development will impose. Failure to effectively integrate acquired businesses with our existing operations could adversely affect our future operating results.
We face risks growing through acquisitions or expansion. These risks include, but are not limited to: incurring significantly higher capital expenditures and operating expenses; failing to assimilate the operations and personnel of acquired dealerships; entering new markets with which we are unfamiliar; incurring potential undiscovered liabilities and operational difficulties at acquired dealerships; disrupting our ongoing business; diverting our management resources; failing to maintain uniform standards, controls and policies; impairing relationships with employees, manufacturers and customers as a result of changes in management; incurring increased expenses for accounting and computer systems, as well as integration difficulties; failing to obtain a manufacturer’s consent to the acquisition of one or more of its franchises or to renew the franchise or dealer agreement on terms acceptable to us; and incorrectly valuing entities to be acquired or assessing markets entered.
Our future operating results depend on our ability to integrate the operations of acquired businesses with our existing operations. In particular, we need to integrate our management information systems, procedures and organizational structures, which can be difficult. Our growth strategy has focused on the pursuit of strategic acquisitions or brand development that either expand or complement our business. We cannot assure you that we will effectively and profitably integrate the operations of these dealerships without substantial costs, delays or operational or financial problems, due to: the difficulties of managing operations located in geographic areas where we have not previously operated; the management time and attention required to integrate and manage newly acquired dealerships; the difficulties of assimilating and retaining employees; the challenges of keeping customers; and the challenge of retaining or attracting appropriate dealership management personnel. These factors could have a material adverse effect on our financial condition and results of operations.
We may not be able to determine the actual financial condition of dealerships we acquire until after we complete the acquisition and take control of the dealerships.
The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of due diligence regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire, including some of our largest acquisitions, do not have financial statements audited or prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We may not have an accurate understanding of the historical financial condition and performance of our acquired entities. Until we actually assume control of business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

Risks Related to the Retail Automotive Industry
Our business could be adversely affected by the effects of pandemics like the COVID-19 pandemic and other natural disasters.
The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from widespread public health crises, natural disasters, adverse weather and other events may affect the flow of new vehicle or parts inventory to us or our manufacturing partners. In 2020, the worldwide spread of COVID-19 led to widespread reductions in travel and economic activity, including automobile manufacturing and supply chain disruptions and production delays. The extent to which the COVID-19 pandemic may continue to adversely impact our business depends on the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects, including governmental orders issued in response to any future developments, which are highly uncertain and unpredictable. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, financial condition, results of operations and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has adversely impacted and may continue to adversely impact our stock price and our ability to access capital markets.

Our facilities and operations are subject to extensive governmental laws and regulations. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations or if new laws or regulations are enacted that adversely affect our operations, then our business, operating results, financial condition, cash flows and prospects could suffer.
The retail automotive industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance,

SONIC AUTOMOTIVE, INC.
RISK FACTORS

insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and sales of finance, insurance and vehicle protection products at our dealerships and stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, operating results, financial condition, cash flows and prospects.
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
Furthermore, we expect that new laws and regulations, particularly at the federal level, may be enacted, which could also materially adversely impact our business. For example, the labor policy of the Obama administration led to increased unionization efforts for U.S. companies, which could lead to higher labor costs for the Company, disrupt our store operations and adversely affect our results of operations.
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
Moreover, consumers are using the internet to compare pricing for vehicles and related F&I services, which may further reduce margins for new and used vehicles and profits for related F&I services. If internet-based new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other dealership groups have aligned themselves with services offered on the internet or are investing heavily in the development of their own internet sales capabilities, which could materially adversely affect our business, financial condition and results of operations.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Large and well-capitalized technology-focused companies have continued to enter into the automotive space in recent years. Companies including, but not limited to, Amazon, Apple, Google, Lyft, Tesla and Uber may challenge the existing automotive manufacturing, retail sales, maintenance and repair, and transportation models. For example, Tesla has been challenging state dealer franchise laws in many states with mixed results, but its business model and vehicles have been accepted by many consumers, even in states where dealer franchise laws appear to preclude Tesla vehicle sales. Although the long-term impact of Tesla’s participation in the competitive landscape is undetermined thus far, these other large technology-based companies may continue to change consumers’ view on how automobiles should be manufactured, equipped, retailed, maintained and utilized in the future. Because these companies have the ability to connect with each individual consumer easily through their existing or future technology platforms, we may ultimately be at a competitive disadvantage in marketing, selling, financing and servicing vehicles. In addition, certain automobile manufacturers have expressed interest in or begun selling directly to customers. The franchised dealer’s participation in that potential future transaction type is unclear and our operations and financial results may be negatively impacted if the role of franchised dealers diminishes.
Our dealers depend upon new vehicle sales and, therefore, their success depends in large part upon consumer demand for and manufacturer supply of particular vehicles.
The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. New vehicle sales generate the majority of our total revenue and lead to sales of higher-margin products and services such as finance, insurance, vehicle protection products and other aftermarket products, and parts and service operations. Our new vehicle sales operations are comprised primarily of luxury and mid-line import brands, which exposes us to manufacturer concentration risks. Although our parts and service operations and used vehicle business may serve to offset some of this risk, changes in automobile manufacturers’ vehicle models and consumer demand for particular vehicles may have a material adverse effect on our business.
Further, manufacturers typically allocate their vehicles among dealerships based on the sales history of each dealer-ship. Supplies of popular new vehicles may be limited by the applicable manufacturer’s production capabilities. Popular new vehicles that are in limited supply typically produce the highest profit margins. We depend on manufacturers to provide us with a desirable mix of popular new vehicles. Our operating results may be materially adversely affected if we do not obtain a sufficient supply of these vehicles on a timely basis.

Our business is dependent upon access to quality sources of used vehicle inventory. Our business sales and results of operations could be materially adversely affected by obstacles that prevent the efficient acquisition and liquidation of used vehicle inventory.
A reduction in the availability of, or access to, sources of desirable used vehicle inventory could have a material adverse effect on our business, sales and results of operations at both our franchised dealerships and EchoPark locations. Although the supply of desirable, high-quality used vehicle inventory has not historically been a material issue, there can be no assurance that this trend will continue in the markets in which we operate, particularly those of our EchoPark locations which rely heavily upon the availability of, and access to, high-quality used vehicle inventory.
We obtain a significant percentage of our used vehicle inventory through our proprietary appraisal system as this sourcing outlet is generally more profitable and more convenient for our guests and potential guests. Accordingly, if we fail to make appraisal offers in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire used vehicle inventory and increase the risk of loss of business to our competitors. Our ability to source used vehicle inventory through our proprietary appraisal system could also be affected by competition and through third parties driving appraisal traffic to those competing dealers. Loss of sale, involving trades and insufficient levels of inventory, could also force us to purchase a greater percentage of used vehicle inventory from third-party auctions, which is generally less profitable due to high bidding costs and additional costs associated with transporting the acquired used vehicles to our store

SONIC AUTOMOTIVE, INC.
RISK FACTORS

locations. Our inability to source high-quality used vehicle inventory from third-party auctions could reduce the demand for our used vehicle inventory offerings. See “Increasing competition among automotive retailers and the use of the internet reduces our profit margins on vehicle sales and related businesses” above in this “Item 1A. Risk Factors” for further discussion.
Used vehicle inventory is subject to depreciation risk. Accordingly, if we develop excess inventory, the inability to liquidate such inventory at prices that allow us to meet desirable profit margins or to recover our costs could have a material adverse effect on our results of operations.
A decline of available financing in the consumer automotive lending market may adversely affect our vehicle unit sales volume.
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
A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the U.S. As a result, our operations are subject to risks of importing merchandise, including fluctuations in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, work stoppages, and general political and socioeconomic conditions in other countries. The U.S. or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect affordability to consumers of certain new vehicles and reduce demand for certain vehicle makes and models.
Risks Related to Our Relationships with Vehicle Manufacturers
Our operations may be adversely affected if one or more of our manufacturer franchise or dealer agreements is terminated or not renewed.
Each of our franchised dealerships operates under a separate franchise or dealer agreement with the applicable automobile manufacturer. Without a franchise or dealer agreement, we cannot obtain new vehicles from a manufacturer or advertise as an authorized factory service center. As a result, we are significantly dependent on our relationships with the manufacturers.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Our dealerships depend on the manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. Some of the key incentive programs include: customer rebates or below market financing on new and used vehicles; employee pricing; dealer incentives on new vehicles; manufacturer floor plan interest and advertising assistance; warranties on new and used vehicles; and sponsorship of CPO vehicle sales by authorized new vehicle dealers. Manufacturers frequently offer incentives to potential customers. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely impact vehicle demand and affect our results of operations.
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
Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For 2020, approximately 18.4% of our parts, service and collision repair revenues was for work covered by manufacturer warranties and complimentary maintenance programs. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our parts and service sales volume and margins could be adversely affected.

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
Moreover, our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. We may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy. Consumer demand for such manufacturer’s products could be substantially reduced and such manufacturer may be relieved of its indemnification obligations with respect to product liability claims.
A manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case, we may not receive adequate compensation for our franchises and a manufacturer that acts as a lender could attempt to terminate our floor plan financing and demand repayment of any amounts outstanding. We may be unable to arrange financing for our guests for their vehicle purchases and leases through such lender, in which case, we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all.
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
As of December 31, 2020, our total outstanding indebtedness was approximately $2.0 billion, which includes floor plan notes payable, long-term debt and short-term debt.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

We have up to $245.5 million of maximum borrowing availability under an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and up to $966.0 million of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2016 Floor Plan Facilities”). We refer to the 2016 Revolving Credit Facility and the 2016 Floor Plan Facilities collectively as the “2016 Credit Facilities.” As of December 31, 2020, we had approximately $214.7 million available for additional borrowings under the 2016 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors, including eligible asset balances. We are able to borrow under the 2016 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as the 2016 Floor Plan Facilities. We have up to $112.2 million of maximum borrowing availability under our delayed draw-term loan credit agreement entered into in November 2019 (the “2019 Mortgage Facility”), which varies in borrowing limit based on the appraised value of the collateral underlying the 2019 Mortgage Facility. As of December 31, 2020, we had approximately $11.3 million available for additional borrowings under the 2019 Mortgage Facility based on the borrowing base calculation. We also have borrowing availability of up to $57.0 million available under our 2020 Line of Credit Facility (as defined below). In addition, our 6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
The majority of our dealership properties are subject to long-term operating lease arrangements that commonly have initial terms of 10 to 20 years with renewal options generally ranging from five to 10 years. These operating leases require compliance with financial and operating covenants similar to those under the 2016 Credit Facilities, and require monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements.
Our failure to comply with certain covenants in these agreements could materially adversely affect our ability to access our borrowing capacity, subject us to acceleration of our outstanding debt, result in a cross default on other indebtedness and could have a material adverse effect on our ability to continue our business.
We may not have sufficient funds to meet our obligation to repay all or a substantial portion of the outstanding principal amount of our indebtedness when it becomes due.
The instruments that govern our long-term indebtedness contain certain provisions that may cause all or a substantial portion of the outstanding principal amount of our indebtedness to become immediately due and payable. The 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility, the indenture governing the 6.125% Notes and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a cross default and acceleration of our repayment obligations under the other agreements or prevent us from borrowing under such other agreements. If a default or cross default were to occur, we may not be able to pay our debts or to borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations because of acceleration and cross-default provisions and the value of our common stock would be materially adversely affected. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements.
Moreover, many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2021 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates.
Upon the occurrence of a change of control (as defined in the indenture governing the 6.125% Notes), holders of the 6.125% Notes will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under the indenture governing the 6.125% Notes may also constitute a default under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility. The agreements or instruments governing any future debt that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments should all or substantial portions of the principal become immediately due and payable. In the event we do not have sufficient liquidity to repay the principal balances, we may not be able to refinance the debt at interest rates that are acceptable to us or, depending on market conditions, at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.
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
To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2020, we had interest rate cap agreements related to a portion of our London InterBank Offered Rate (“LIBOR”)-based variable rate debt to limit our exposure to rising interest rates. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of our interest rate risk as management determines is in our best interests given the cost of such hedging transactions.
Our hedging transactions expose us to certain risks and financial losses, including, among other things: counterparty credit risk; available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection; the duration or the amount of the hedge may not match the duration or the amount of the related liability; the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value, downward adjustments or “mark-to-market losses,” which would affect our recorded stockholders’ equity amounts; and all of our hedging instruments contain terms and conditions with which we are required to meet. In the event those terms and conditions are not met, we may be required to settle the instruments prior to the instruments’ maturity with cash payments, which could significantly affect our liquidity. A failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations.
Reforms to and uncertainty regarding LIBOR may adversely affect our business, financial condition and results of operations.
The United Kingdom Financial Conduct Authority (the “FCA”) announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). As of December 31, 2020, approximately $122.7 million of our outstanding variable-rate mortgage notes payable (excluding the 2019 Mortgage Facility) and none of the notional amounts of our interest rate cap agreements extend beyond 2022. In addition, certain of our dealership operating lease agreements contain LIBOR-based rent adjustments if LIBOR rises above a specified minimum LIBOR floor. The FCA Announcement and uncertainties surrounding LIBOR and other financial benchmarks may have the

SONIC AUTOMOTIVE, INC.
RISK FACTORS

effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuation or unavailability of benchmarks. The discontinuation of LIBOR or other benchmarks may have an unpredictable impact on the contractual mechanics of financial contracts (including, but not limited to, interest rates to be paid to or by us), require renegotiation of outstanding financial assets and liabilities, cause significant disruption to financial markets that are relevant to our business, increase the risk of litigation and/or increase expenses related to the transition to alternative reference rates or benchmarks, among other adverse consequences. Additionally, any transition from current benchmarks may alter the Company’s risk profiles and models, valuation tools, cost of financing and effectiveness of hedging strategies. Reforms to and uncertainty regarding transitions from current benchmarks may adversely affect our business, financial condition and results of operations.
Risks Related to the Ownership of Our Common Stock
Concentration of voting power and anti-takeover provisions of our charter, our bylaws, Delaware law and our franchise and dealer agreements may reduce the likelihood of a potential change of control from a third party. At the same time, such voting power concentration also could increase the likelihood of a change of control notwithstanding other factors.
Our common stock is divided into two classes with different voting rights. This dual class stock ownership allows the present holders of the Class B Common Stock to control us. Holders of Class A Common Stock have one vote per share on all matters. Holders of Class B Common Stock have 10 votes per share on all matters, except that they have only one vote per share on any transaction proposed or approved by our Board of Directors or a Class B common stockholder or otherwise benefiting the Class B common stockholders constituting a: “going private” transaction; disposition of all or substantially all of our assets; transfer resulting in a change in the nature of our business; or merger or consolidation in which current holders of our common stock would own less than 50% of the common stock following such transaction.
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
Mr. O. Bruton Smith serves as the Executive Chairman of Speedway Motorsports and is also a director of most of Speedway Motorsports’ operating subsidiaries. Accordingly, we compete with Speedway Motorsports for the management time of Mr. Smith. Further, Mr. Smith, members of his family and certain trust the beneficiaries of which are members of the Smith family directly and indirectly control a substantial majority of our voting stock.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

the future between us and our officers or directors in the enforcement, amendment or termination of arrangements existing between them.
Our Amended and Restated Bylaws designate the state and federal courts of Delaware as the exclusive forums for certain claims against the Company which could increase the costs of bringing a claim or limit the ability a stockholder to bring a claim in a judicial forum viewed by a stockholder as favorable.
Our Amended and Restated Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for claims for (1) any derivative action or proceeding brought on behalf of Sonic (other than derivative actions brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder); (2) any action asserting a claim of a breach of, or based on, a fiduciary duty owed by any current or former director, officer or other employee of Sonic to Sonic or Sonic’s stockholders; (3) any action asserting a claim against Sonic or any current or former director, officer, or other employee or stockholder of Sonic arising pursuant to any provision of the Delaware General Corporation Law or the Amended and Restated Certificate of Incorporation or the Amended and Restated Bylaws; or (4) any action asserting a claim against Sonic governed by the internal affairs doctrine of the State of Delaware. Our Amended and Restated Bylaws also provide that, unless the Board otherwise consents in writing, to the extent permitted by applicable law, the U.S. District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, the Exchange Act or any ancillary claims related thereto which are subject to the ancillary jurisdiction of the federal courts.
The exclusive forum provision of our Amended and Restated Bylaws may increase the costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it finds favorable for disputes with the Company or the Company’s directors, officers or other employees. Such provisions may also discourage lawsuits against the Company or the Company’s directors, officers and other employees. The Delaware courts or the U.S. District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than to our stockholders.
While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions requiring claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether courts in other jurisdictions will enforce provisions such as those contemplated in our Amended and Restated Bylaws, including whether a court would enforce the provision requiring claims arising under the Securities Act or the Exchange Act, or ancillary claims related thereto, to be brought in the U.S. District Court for the District of Delaware. If the exclusive forum provision of our Amended and Restated Bylaws is found to be unenforceable in a particular action, we or a stockholder may incur additional costs associated with resolving such an action or the validity of the exclusive forum clause on appeal.
General Risk Factors
Our business will be harmed if overall consumer demand suffers from a severe or sustained downturn.
Our business is heavily dependent on consumer demand and preferences. Retail new vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often correlated with changes in overall economic conditions, consumer confidence, the level of discretionary personal income and credit availability. Deterioration in any of these conditions may have a material ad-verse effect on our retail business, particularly sales of new and used automobiles. In addition, our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally. Due to the provisions and terms contained in our franchise or dealer agreements or operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties, if permitted at all. In addition, severe or sustained changes in gasoline prices may lead to a shift in consumer buying patterns. Availability of preferred models may not exist in sufficient quantities to satisfy consumer demand and allow our stores to meet sales expectations.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
The U.S. Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require (1) a reduction in emissions of greenhouse gases from motor vehicles; (2) certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources and (3) monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the U.S. could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.
The loss of key personnel and limited management and personnel resources could adversely affect our operations and growth.
Our success depends to a significant degree upon the continued contributions of our management team, particularly our Chief Executive Officer, President, other senior management, and service and sales personnel. Additionally, franchise or dealer agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers. We do not have employment agreements with most members of our senior management team, our dealership general managers and other key dealership personnel. Consequently, the loss of the services of one or more of these key employees could have a material adverse effect on our results of operations.
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
We have invested in internal and external business applications to execute our strategy of employing technology to benefit our business. In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. Moreover, significant technology-related business functions of ours are outsourced. Although we have attempted to mitigate the cyber-security risk of both our internal and outsourced functions by implementing various cyber-security controls, despite our considerable investment in security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions.
These cyber-security risks include vulnerability to cyber-attack of our internal or externally hosted business applications; interruption of service or access to systems may affect our ability to deliver vehicles or complete transactions with customers; unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data; disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; and damage to our reputation as a result of a breach in security that could affect the financial security of our customers. Any cyber-security breach or other loss of information could result in legal

SONIC AUTOMOTIVE, INC.
RISK FACTORS

claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties or damage to our reputation, and cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.
We may be subject to substantial withdrawal liability assessments in the future related to a multiemployer pension plan to which certain of our dealerships make contributions pursuant to collective bargaining agreements.
Four of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our four dealership subsidiaries are among approximately 153 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary issued a certification that the AI Pension Plan was in critical status. In conjunction with the AI Pension Plan’s critical status, all participating employers were required to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2019, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2019 and is projected to become insolvent in 2031. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Goodwill is subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2020, our balance sheet reflected a carrying amount of approximately $214.0 million in goodwill. During the first quarter of 2020, the COVID-19 pandemic resulted in a significant decrease in our market capitalization that increased the risk of impairment. As a result, we recorded a $268.0 million non-cash impairment charge related to our franchised dealership reporting unit goodwill as of March 31, 2020.

SONIC AUTOMOTIVE, INC.
Item 1B.  Unresolved Staff Comments.
None.

SONIC AUTOMOTIVE, INC.
Item 2.  Properties.
Our principal executive offices are located at a property owned by us at 4401 Colwick Road, Charlotte, North Carolina 28211, and our telephone number at that location is (704) 566-2400.
Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating a potential acquisition is its location. We prefer to acquire dealerships or build dealership facilities located along major thoroughfares, which can be easily visited by prospective guests.
We lease a significant number of the properties utilized by our dealership operations from affiliates of Capital Automotive Real Estate Services, Inc. and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for the 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility or other mortgage financing arrangements. We believe that our facilities are adequate for our current needs.
Item 3.  Legal Proceedings.
For information regarding legal proceedings, see the discussion under the heading “Legal Proceedings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4.  Mine Safety Disclosures.
Not applicable.

SONIC AUTOMOTIVE, INC.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A Common Stock is currently traded on the NYSE under the symbol “SAH.” Our Class B Common Stock is not traded on a public market and, we do not intend to apply to have our Class B Common Stock listed on a national exchange or an automated dealer quotation system.
As of February 18, 2021, there were 29,797,727 shares of our Class A Common Stock and 12,029,375 shares of our Class B Common Stock outstanding. As of February 18, 2021, there were 1,052 record holders of the Class A Common Stock and four record holders of the Class B Common Stock. The closing stock price for the Class A Common Stock on February 18, 2021 was $39.39.
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $0.40 per share, $0.40 per share and $0.24 per share during the years ended December 31, 2020, 2019 and 2018, respectively. Subsequent to December 31, 2020, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.10 per share for stockholders of record on March 15, 2021 to be paid on April 15, 2021. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of dividends and for a description of restrictions on the payment of dividends.
Issuer Purchases of Equity Securities
The following table sets forth information about the shares of Class A common stock we repurchased during the three months ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
October 2020	333,103	$38.67	333,103	71,465
November 2020	55,000	$36.20	55,000	69,474
December 2020	—	$—	—	69,474
Total	388,103		388,103
(1)On February 13, 2017 and July 31, 2020, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
February 2017 authorization	$100,000
July 2020 authorization	$60,000
Total active program repurchases prior to December 31, 2020	$(90,526)
Current remaining availability as of December 31, 2020	$69,474

SONIC AUTOMOTIVE, INC.
Item 6. Selected Financial Data.
Not applicable.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2020 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”). For comparison and discussion of our results of operations for the year ended December 31, 2019 (“2019”) compared to our results of operations for the year ended December 31, 2018 (“2018”), please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Unless otherwise noted, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis. To the extent that we believe a discussion of the differences among reportable segments will enhance a reader’s understanding of our financial condition, cash flows and other changes in financial condition and results of operations, the differences are discussed separately.
Unless otherwise noted, all discussion of increases or decreases are for the year ended December 31, 2020 (“2020”) compared to 2019. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2020: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2020, we operated 84 stores in the Franchised Dealerships Segment and 16 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 96 new vehicle franchises (representing 21 different brands of cars and light trucks) and 14 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our guests in pre-owned vehicle specialty retail locations. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs). Sales operations for EchoPark began in the fourth quarter of 2014, and, as of December 31, 2020, we operated 16 EchoPark stores in eight states. During 2020, we announced an accelerated EchoPark growth plan in which we hope to open 25 additional EchoPark stores annually from 2021 to 2025 as we build out an expected 140-plus point nationwide EchoPark distribution network by 2025.
Executive Summary
The U.S. retail automotive industry’s total new vehicle unit sales volume was approximately 14.5 million vehicles in 2020, a decrease of 14.7%, compared to 17.0 million vehicles in 2019, according to the Power Information Network (“PIN”) from J.D. Power. For 2021, analysts’ industry expectation for the new vehicle seasonally adjusted annual rate of sales (“SAAR”) ranges from 14.5 million vehicles (flat compared to 2020) to 16.0 million vehicles (an increase of 10.3% compared to 2020). We estimate the 2021 new vehicle SAAR will be between 15.5 million vehicles (an increase of 6.9% compared to 2020) and 16.0 million vehicles (an increase of 10.3% compared to 2020). The ongoing effects of the COVID-19 pandemic, changes in consumer confidence, availability of consumer financing, interest rates, additional federal relief spending by the U.S. government, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in level or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2021 new vehicle SAAR to vary from expectations. For example, a material portion of our revenue is generated from our locations in Texas, nearly all of which have been substantially affected by the extreme winter weather and related power outages experienced in February 2021. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
fleet new vehicle sales). According to PIN from J.D. Power, industry retail new vehicle unit sales volume decreased 8.1%, to 12.4 million vehicles, in 2020, from 13.5 million vehicles in 2019.
Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealership stores in 2019 and 2020, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for 2020 compared to 2019. The following discussion is on a same store basis (which excludes results from disposed stores), except where otherwise noted. All currently operating stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
New vehicle revenue decreased 8.5% in 2020, primarily driven by a 12.9% decrease in new vehicle unit sales volume as a result of lower consumer demand beginning in the first quarter of 2020 and continuing through the second quarter of 2020 due to the COVID-19 pandemic. New vehicle gross profit increased 3.7% in 2020, primarily driven by an increase in new vehicle gross profit per unit due primarily to a 5.1% increase in new vehicle average selling price. New vehicle gross profit per unit increased $401 per unit, or 19.0%, to $2,508 per unit, due primarily to generally increased average selling prices due to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain disruptions and production delays during the COVID-19 pandemic.
Retail used vehicle revenue decreased 1.9% in 2020, driven by a 4.4% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased 12.8% in 2020, due to a decrease in retail used vehicle gross profit per unit of $112 per unit, or 8.8%, to $1,168 per unit as a result of significant fluctuations in wholesale and retail used vehicle prices during the COVID-19 pandemic. Wholesale vehicle gross loss improved by approximately $2.9 million, or 84.6%, to $0.5 million during 2020, due in part to increased demand in the wholesale auction market as a result of new vehicle inventory shortages, which resulted in higher wholesale vehicle prices for much of 2020. In the past, we have focused on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 30 and 28 days as of December 31, 2020 and 2019, respectively.
Fixed Operations revenue decreased 9.5% and Fixed Operations gross profit decreased 7.7%, driven primarily by lower consumer demand for repairs as a result of shelter-in-place and stay-at-home orders related to the COVID-19 pandemic. Fixed Operations gross margin increased 100 basis points, to 49.9%, in 2020, driven primarily by an increase in customer pay revenue contribution and higher customer pay gross margin.
F&I revenue increased 1.2% in 2020, driven by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $161 per unit, or 10.1%, to $1,748 per unit, in 2020. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell a high volume of retail new and used vehicles at our stores.
EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for 2020 compared to 2019. All currently operating stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. Total EchoPark revenues increased 22.1% in 2020, driven primarily by new store openings, increases in retail used vehicle unit sales volume and average selling price. Total gross profit increased 1.6% in 2020, due primarily to higher retail used vehicle unit sales volume, offset partially by lower retail used vehicle gross profit per unit as a result of significant fluctuations in wholesale and retail used vehicle prices during the COVID-19 pandemic.
Retail used vehicle revenue increased 22.3% and F&I revenue increased 16.0% in 2020, driven primarily by a 15.4% increase in retail used vehicle unit sales volume in 2020. Combined retail used vehicle and F&I gross profit per unit decreased $283 per unit, or 12.3%, to $2,013 per unit in 2020. The decrease in combined retail used vehicle and F&I gross profit per unit was primarily due to higher cost of inventory acquisition as a result of increased demand in the wholesale auction market for much of 2020, partially offset by an increase in F&I product penetration rates.
Wholesale vehicle gross loss improved by approximately $0.3 million, or 75.3%, to $0.1 million in 2020, due in part to higher average wholesale prices as a result of increased demand for used vehicles at auction. We generally focus on maintaining

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 41 and 33 days as of December 31, 2020 and 2019, respectively. The elevated level of used inventory days’ supply as of December 31, 2020 was due primarily to the opening of three new EchoPark stores in the fourth quarter of 2020, which required additional inventory on hand but were not yet generating retail used vehicle sales at a normalized rate.
Same store total revenues increased 3.4% in 2020, driven primarily by an increase in retail used vehicle average selling price. Same store total gross profit decreased 13.3% in 2020, due primarily to lower retail used vehicle gross profit per unit as a result of significant fluctuations in wholesale and retail used vehicle prices during the COVID-19 pandemic.
Results of Operations
The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of operations:

	Percentage of Total Revenues
	Year Ended December 31,
	2020	2019	2018
Revenues:
New vehicles	43.8%	46.8%	50.0%
Used vehicles	36.5%	33.4%	29.9%
Wholesale vehicles	2.0%	1.9%	2.2%
Parts, service and collision repair	12.6%	13.3%	13.9%
Finance, insurance and other, net	5.0%	4.6%	4.1%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	85.4%	85.5%	85.5%
Gross profit	14.6%	14.5%	14.5%
Selling, general and administrative expenses	10.5%	10.5%	11.5%
Impairment charges	2.8%	0.2%	0.3%
Depreciation and amortization	0.9%	0.9%	0.9%
Operating income (loss)	0.3%	2.9%	1.8%
Interest expense, floor plan	0.3%	0.5%	0.5%
Interest expense, other, net	0.4%	0.5%	0.5%
Other (income) expense, net	0.0%	0.1%	0.0%
Income (loss) from continuing operations before taxes	(0.4)%	1.9%	0.8%
Provision for income taxes for continuing operations - (benefit) expense	0.2%	0.5%	0.2%
Income (loss) from continuing operations	(0.5)%	1.4%	0.5%

Results of Operations - Consolidated
As a result of the disposition, termination or closure of several franchised dealership stores in 2019 and 2020, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for 2020 compared to 2019. All currently operating stores (both our franchised dealerships and EchoPark stores) are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
New Vehicles - Consolidated
New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet consumer demands. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand, both within specific brands and in the industry as a whole. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
diversity allows us to offer a broad range of products at a wide range of prices from lower-priced/economy vehicles to luxury vehicles.
The U.S. retail automotive industry’s new vehicle unit sales volume below reflects all brands marketed or sold in the U.S. This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore our new vehicle unit sales volume may not trend directly in line with the industry new vehicle unit sales volume. We believe that the retail new vehicle industry sales volume is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business. Beginning in the middle of March 2020, the COVID-19 pandemic began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand for our products and services. State and local governmental authorities in all of the markets in which we operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. These restrictions remained in place to varying degrees through the end of 2020 in most of the markets in which we operate.

	Year Ended December 31,
(In millions of vehicles)	2020	2019	% Change
U.S. industry new vehicle volume - Retail (1)	12.4	13.5	(8.1)%
U.S. industry new vehicle volume - Fleet	2.1	3.5	(40.0)%
U.S. industry new vehicle volume - Total (1)	14.5	17.0	(14.7)%
(1) Source: PIN from J.D. Power
For 2021, analysts’ industry expectation for the new vehicle SAAR ranges from 14.5 million vehicles (flat compared to 2020) to 16.0 million vehicles (an increase of 10.3% compared to 2020). We estimate the 2021 new vehicle SAAR will be between 15.5 million vehicles (an increase of 6.9% compared to 2020) and 16.0 million vehicles (an increase of 10.3% compared to 2020). The ongoing effects of the COVID-19 pandemic, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in level or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2021 new vehicle SAAR to vary from expectations.
The following table provides a reconciliation of consolidated reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,258,098	$4,654,982	$(396,884)	(8.5)%
Acquisitions, open points and dispositions	23,125	234,189	(211,064)	NM
Total as reported	$4,281,223	$4,889,171	$(607,948)	(12.4)%

Total new vehicle gross profit:
Same store	$231,871	$223,661	$8,210	3.7%
Acquisitions, open points and dispositions	2,220	9,426	(7,206)	NM
Total as reported	$234,091	$233,087	$1,004	0.4%

Total new vehicle unit sales:
Same store	92,445	106,170	(13,725)	(12.9)%
Acquisitions, open points and dispositions	836	7,961	(7,125)	NM
Total as reported	93,281	114,131	(20,850)	(18.3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$4,281,223	$4,889,171	$(607,948)	(12.4)%
Gross profit	$234,091	$233,087	$1,004	0.4%
Unit sales	93,281	114,131	(20,850)	(18.3)%
Revenue per unit	$45,896	$42,838	$3,058	7.1%
Gross profit per unit	$2,510	$2,042	$468	22.9%
Gross profit as a % of revenue	5.5%	4.8%	70	bps
Our consolidated same store new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$4,258,098	$4,654,982	$(396,884)	(8.5)%
Gross profit	$231,871	$223,661	$8,210	3.7%
Unit sales	92,445	106,170	(13,725)	(12.9)%
Revenue per unit	$46,061	$43,845	$2,216	5.1%
Gross profit per unit	$2,508	$2,107	$401	19.0%
Gross profit as a % of revenue	5.4%	4.8%	60	bps
For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles - Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.
Used Vehicles - Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. As with new vehicles, COVID-19 began to adversely impact the retail automotive industry and our business operations beginning in the middle of March 2020 by severely impacting the demand for our products and services. State and local governmental authorities in all of the markets in which we operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. These restrictions remained in place to varying degrees through the end of 2020 in most of the markets in which we operate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of consolidated reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$3,358,527	$3,370,272	$(11,745)	(0.3)%
Acquisitions, open points and dispositions	206,305	119,700	86,605	NM
Total as reported	$3,564,832	$3,489,972	$74,860	2.1%

Total used vehicle gross profit:
Same store	$97,920	$129,428	$(31,508)	(24.3)%
Acquisitions, open points and dispositions	8,078	17,968	(9,890)	NM
Total as reported	$105,998	$147,396	$(41,398)	(28.1)%

Total used vehicle unit sales:
Same store	149,429	155,031	(5,602)	(3.6)%
Acquisitions, open points and dispositions	9,596	7,118	2,478	NM
Total as reported	159,025	162,149	(3,124)	(1.9)%
NM = Not Meaningful
Our consolidated reported retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$3,564,832	$3,489,972	$74,860	2.1%
Gross profit	$105,998	$147,396	$(41,398)	(28.1)%
Unit sales	159,025	162,149	(3,124)	(1.9)%
Revenue per unit	$22,417	$21,523	$894	4.2%
Gross profit per unit	$667	$909	$(242)	(26.6)%
Gross profit as a % of revenue	3.0%	4.2%	(120)	bps
Our consolidated same store retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$3,358,527	$3,370,272	$(11,745)	(0.3)%
Gross profit	$97,920	$129,428	$(31,508)	(24.3)%
Unit sales	149,429	155,031	(5,602)	(3.6)%
Revenue per unit	$22,476	$21,739	$737	3.4%
Gross profit per unit	$655	$835	$(180)	(21.6)%
Gross profit as a % of revenue	2.9%	3.8%	(90)	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment” and “Used Vehicles and F&I - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles - Consolidated
Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary fluctuations in wholesale auction pricing. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.
The following table provides a reconciliation of consolidated reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$192,531	$195,233	$(2,702)	(1.4)%
Acquisitions, open points and dispositions	4,847	7,713	(2,866)	NM
Total as reported	$197,378	$202,946	$(5,568)	(2.7)%

Total wholesale vehicle gross profit (loss):
Same store	$(678)	$(3,714)	$3,036	81.7%
Acquisitions, open points and dispositions	(193)	(718)	525	NM
Total as reported	$(871)	$(4,432)	$3,561	80.3%

Total wholesale vehicle unit sales:
Same store	31,089	31,888	(799)	(2.5)%
Acquisitions, open points and dispositions	968	2,265	(1,297)	NM
Total as reported	32,057	34,153	(2,096)	(6.1)%
NM = Not Meaningful
Our consolidated reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$197,378	$202,946	$(5,568)	(2.7)%
Gross profit (loss)	$(871)	$(4,432)	$3,561	80.3%
Unit sales	32,057	34,153	(2,096)	(6.1)%
Revenue per unit	$6,157	$5,942	$215	3.6%
Gross profit (loss) per unit	$(27)	$(130)	$103	79.2%
Gross profit (loss) as a % of revenue	(0.4)%	(2.2)%	180	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$192,531	$195,233	$(2,702)	(1.4)%
Gross profit (loss)	$(678)	$(3,714)	$3,036	81.7%
Unit sales	31,089	31,888	(799)	(2.5)%
Revenue per unit	$6,193	$6,122	$71	1.2%
Gross profit (loss) per unit	$(22)	$(116)	$94	81.0%
Gross profit (loss) as a % of revenue	(0.4)%	(1.9)%	150	bps
For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles - Franchised Dealerships Segment” and “Wholesale Vehicles - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Fixed Operations - Consolidated
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity (a combination of service bay count and technician availability), vehicle quality, manufacturer recalls, customer loyalty, and prepaid or manufacturer-paid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles in inventory that are later sold to a third party. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.
We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at manufacturer-affiliated dealerships may result in market share gains that could offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to add service capacity at our dealerships to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on CPO vehicles, should facilitate growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related repair revenues.
The COVID-19 pandemic had a significant effect on our consolidated Fixed Operations revenues, as travel restrictions, government-imposed stay-at-home and shelter-in-place orders and fewer workers undertaking a daily commute combined to substantially decrease the number of miles driven in the U.S., which decreased the demand for maintenance and collision repair services.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of consolidated reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,219,196	$1,337,711	$(118,515)	(8.9)%
Acquisitions, open points and dispositions	14,539	57,592	(43,053)	NM
Total as reported	$1,233,735	$1,395,303	$(161,568)	(11.6)%

Total Fixed Operations gross profit:
Same store	$590,413	$639,121	$(48,708)	(7.6)%
Acquisitions, open points and dispositions	4,140	28,894	(24,754)	NM
Total as reported	$594,553	$668,015	$(73,462)	(11.0)%
NM = Not Meaningful
Our consolidated reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$505,384	$561,422	$(56,038)	(10.0)%
Warranty	224,940	272,389	(47,449)	(17.4)%
Wholesale parts	130,114	157,603	(27,489)	(17.4)%
Internal, sublet and other	373,297	403,889	(30,592)	(7.6)%
Total revenue	$1,233,735	$1,395,303	$(161,568)	(11.6)%

Gross profit
Customer pay	$284,103	$304,950	$(20,847)	(6.8)%
Warranty	127,862	150,984	(23,122)	(15.3)%
Wholesale parts	22,587	27,187	(4,600)	(16.9)%
Internal, sublet and other	160,001	184,894	(24,893)	(13.5)%
Total gross profit	$594,553	$668,015	$(73,462)	(11.0)%

Gross profit as a % of revenue
Customer pay	56.2%	54.3%	190	bps
Warranty	56.8%	55.4%	140	bps
Wholesale parts	17.4%	17.3%	10	bps
Internal, sublet and other	42.9%	45.8%	(290)	bps
Total gross profit as a % of revenue	48.2%	47.9%	30	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$500,474	$536,704	$(36,230)	(6.8)%
Warranty	223,796	262,890	(39,094)	(14.9)%
Wholesale parts	129,575	154,493	(24,918)	(16.1)%
Internal, sublet and other	365,351	383,624	(18,273)	(4.8)%
Total revenue	$1,219,196	$1,337,711	$(118,515)	(8.9)%

Gross profit
Customer pay	$281,948	$292,442	$(10,494)	(3.6)%
Warranty	127,285	145,913	(18,628)	(12.8)%
Wholesale parts	22,524	26,603	(4,079)	(15.3)%
Internal, sublet and other	158,656	174,163	(15,507)	(8.9)%
Total gross profit	$590,413	$639,121	$(48,708)	(7.6)%

Gross profit as a % of revenue
Customer pay	56.3%	54.5%	180	bps
Warranty	56.9%	55.5%	140	bps
Wholesale parts	17.4%	17.2%	20	bps
Internal, sublet and other	43.4%	45.4%	(200)	bps
Total gross profit as a % of revenue	48.4%	47.8%	60	bps
For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations - Franchised Dealerships Segment” and “Fixed Operations - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
F&I - Consolidated
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts (as a result, F&I revenues and F&I gross profit are the same amount). F&I revenues are affected by the level of new and retail used vehicle unit sales volume, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives, and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.
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
•ease of access to multiple high-quality lending sources;

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•lease-financing alternatives are largely available only from manufacturers’ captives or other indirect lenders;
•guests with substandard credit frequently do not have direct access to potential sources of sub-prime financing; and
•guests with significant “negative equity” in their current vehicle (i.e., the guest’s current vehicle is worth less than the balance of their vehicle loan or lease obligation) frequently are unable to pay off the loan on their current vehicle and finance the purchase or lease of a replacement new or used vehicle without the assistance of a franchised dealer’s network of lending sources.
The following table provides a reconciliation of consolidated reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$448,098	$444,751	$3,347	0.8%
Acquisitions, open points and dispositions	41,776	32,200	9,576	NM
Total as reported	$489,874	$476,951	$12,923	2.7%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,863	$1,720	$143	8.3%
Reported	$1,952	$1,743	$209	12.0%

Total combined retail new and used vehicle unit sales:
Same store	240,532	258,569	(18,037)	(7.0)%
Acquisitions, open points and dispositions	10,432	15,037	(4,605)	NM
Total as reported	250,964	273,606	(22,642)	(8.3)%
NM = Not Meaningful
Our consolidated reported F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$489,874	$476,951	$12,923	2.7%
Unit sales	250,964	273,606	(22,642)	(8.3)%
Gross profit per retail unit (excludes fleet)	$1,952	$1,743	$209	12.0%
Our consolidated same store F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$448,098	$444,751	$3,347	0.8%
Unit sales	240,532	258,569	(18,037)	(7.0)%
Gross profit per retail unit (excludes fleet)	$1,863	$1,720	$143	8.3%
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealership stores in 2019 and 2020, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for 2020 compared to 2019. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis (which excludes results from disposed stores), except where otherwise noted. All currently operating stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.

New Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$4,258,098	$4,654,982	$(396,884)	(8.5)%
Acquisitions, open points and dispositions	23,125	234,189	(211,064)	NM
Total as reported	$4,281,223	$4,889,171	$(607,948)	(12.4)%

Total new vehicle gross profit:
Same store	$231,871	$223,661	$8,210	3.7%
Acquisitions, open points and dispositions	2,220	9,426	(7,206)	NM
Total as reported	$234,091	$233,087	$1,004	0.4%

Total new vehicle unit sales:
Same store	92,445	106,170	(13,725)	(12.9)%
Acquisitions, open points and dispositions	836	7,961	(7,125)	NM
Total as reported	93,281	114,131	(20,850)	(18.3)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$4,281,223	$4,889,171	$(607,948)	(12.4)%
Gross profit	$234,091	$233,087	$1,004	0.4%
Unit sales	93,281	114,131	(20,850)	(18.3)%
Revenue per unit	$45,896	$42,838	$3,058	7.1%
Gross profit per unit	$2,510	$2,042	$468	22.9%
Gross profit as a % of revenue	5.5%	4.8%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$4,258,098	$4,654,982	$(396,884)	(8.5)%
Gross profit	$231,871	$223,661	$8,210	3.7%
Unit sales	92,445	106,170	(13,725)	(12.9)%
Revenue per unit	$46,061	$43,845	$2,216	5.1%
Gross profit per unit	$2,508	$2,107	$401	19.0%
Gross profit as a % of revenue	5.4%	4.8%	60	bps
New vehicle revenue decreased 8.5% and new vehicle unit sales volume decreased 12.9%, driven by decreases in new vehicle unit sales volume in each of our markets as a result of disrupted consumer behavior and new vehicle inventory supply constraints due to the COVID-19 pandemic. Such impact was particularly significant in our California stores, which represented approximately 56% of the decrease in new vehicle unit sales volume compared to the prior year, due in part to more restrictive and prolonged government-issued shutdown orders than other markets in which we operate. New vehicle gross profit increased approximately $8.2 million, or 3.7%, as a result of higher new vehicle gross profit per unit, which more than offset lower new vehicle unit sales volume. New vehicle gross profit per unit increased $401 per unit, or 19.0%, to $2,508 per unit, due primarily to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain disruptions and production delays due to the COVID-19 pandemic, which generally have increased the average selling price of such vehicles.
Our reported franchised dealerships new vehicle inventory days’ supply was approximately 38 and 53 days as of December 31, 2020 and 2019, respectively, below our target level as of December 31, 2020 as a result of the vehicle manufacturer supply chain disruptions and production delays described above.
Used Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,332,150	$2,376,141	$(43,991)	(1.9)%
Acquisitions, open points and dispositions	13,786	117,326	(103,540)	NM
Total as reported	$2,345,936	$2,493,467	$(147,531)	(5.9)%

Total used vehicle gross profit:
Same store	$117,903	$135,259	$(17,356)	(12.8)%
Acquisitions, open points and dispositions	5,045	12,282	(7,237)	NM
Total as reported	$122,948	$147,541	$(24,593)	(16.7)%

Total used vehicle unit sales:
Same store	100,983	105,639	(4,656)	(4.4)%
Acquisitions, open points and dispositions	881	6,990	(6,109)	NM
Total as reported	101,864	112,629	(10,765)	(9.6)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,345,936	$2,493,467	$(147,531)	(5.9)%
Gross profit	$122,948	$147,541	$(24,593)	(16.7)%
Unit sales	101,864	112,629	(10,765)	(9.6)%
Revenue per unit	$23,030	$22,139	$891	4.0%
Gross profit per unit	$1,207	$1,310	$(103)	(7.9)%
Gross profit as a % of revenue	5.2%	5.9%	(70)	bps
Our Franchised Dealerships Segment same store retail used vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,332,150	$2,376,141	$(43,991)	(1.9)%
Gross profit	$117,903	$135,259	$(17,356)	(12.8)%
Unit sales	100,983	105,639	(4,656)	(4.4)%
Revenue per unit	$23,094	$22,493	$601	2.7%
Gross profit per unit	$1,168	$1,280	$(112)	(8.8)%
Gross profit as a % of revenue	5.1%	5.7%	(60)	bps
Retail used vehicle revenue decreased 1.9% and retail used vehicle unit sales volume decreased 4.4%, driven by decreases in retail used vehicle unit sales volume in the majority of our markets as a result of disrupted consumer behavior due to the COVID-19 pandemic. Such impact was particularly significant in our California stores, which represented approximately 82% of the decrease in retail used vehicle unit sales volume compared to the prior year, due in part to more restrictive and prolonged government-issued shutdown orders than other markets in which we operate. Retail used vehicle gross profit decreased approximately $17.4 million, or 12.8%, driven primarily by a decrease in retail used vehicle unit sales volume and an 8.8% decrease in retail used vehicle gross profit per unit as a result of significant fluctuations in wholesale and retail used vehicle prices during the COVID-19 pandemic.
Our reported franchised dealerships used vehicle inventory days’ supply was approximately 30 and 28 days as of December 31, 2020 and 2019, respectively, in line with our target levels of 30 to 35 days’ supply.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$167,794	$172,306	$(4,512)	(2.6)%
Acquisitions, open points and dispositions	861	7,714	(6,853)	NM
Total as reported	$168,655	$180,020	$(11,365)	(6.3)%

Total wholesale vehicle gross profit (loss):
Same store	$(520)	$(3,382)	$2,862	84.6%
Acquisitions, open points and dispositions	(269)	(718)	449	NM
Total as reported	$(789)	$(4,100)	$3,311	80.8%

Total wholesale vehicle unit sales:
Same store	24,701	26,114	(1,413)	(5.4)%
Acquisitions, open points and dispositions	178	2,265	(2,087)	NM
Total as reported	24,879	28,379	(3,500)	(12.3)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$168,655	$180,020	$(11,365)	(6.3)%
Gross profit (loss)	$(789)	$(4,100)	$3,311	80.8%
Unit sales	24,879	28,379	(3,500)	(12.3)%
Revenue per unit	$6,779	$6,343	$436	6.9%
Gross profit (loss) per unit	$(32)	$(144)	$112	77.8%
Gross profit (loss) as a % of revenue	(0.5)%	(2.3)%	180	bps
Our Franchised Dealerships Segment same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$167,794	$172,306	$(4,512)	(2.6)%
Gross profit (loss)	$(520)	$(3,382)	$2,862	84.6%
Unit sales	24,701	26,114	(1,413)	(5.4)%
Revenue per unit	$6,793	$6,598	$195	3.0%
Gross profit (loss) per unit	$(21)	$(130)	$109	83.8%
Gross profit (loss) as a % of revenue	(0.3)%	(2.0)%	170	bps
Wholesale vehicle revenue decreased 2.6%, driven primarily by a 5.4% decrease in wholesale vehicle unit sales volume, offset partially by a 3.0% increase in wholesale vehicle revenue per unit. The decrease in wholesale vehicle revenue was due in part to a reduction in wholesale auction activity during the second quarter of 2020 as a result of the economic shutdown caused

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
by the outbreak of the COVID-19 pandemic. Wholesale vehicle gross loss improved by 84.6%, primarily due to a $109 per unit, or 83.8%, decrease in wholesale vehicle gross loss per unit as a result of an increase in demand for these wholesale vehicle units during the third and fourth quarters of 2020 as consumer demand for used vehicles began to recover.
Fixed Operations - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$1,184,428	$1,309,201	$(124,773)	(9.5)%
Acquisitions, open points and dispositions	9,966	57,349	(47,383)	NM
Total as reported	$1,194,394	$1,366,550	$(172,156)	(12.6)%

Total Fixed Operations gross profit:
Same store	$590,946	$640,015	$(49,069)	(7.7)%
Acquisitions, open points and dispositions	4,396	28,943	(24,547)	NM
Total as reported	$595,342	$668,958	$(73,616)	(11.0)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$504,501	$560,734	$(56,233)	(10.0)%
Warranty	224,940	272,389	(47,449)	(17.4)%
Wholesale parts	130,114	157,603	(27,489)	(17.4)%
Internal, sublet and other	334,839	375,824	(40,985)	(10.9)%
Total revenue	$1,194,394	$1,366,550	$(172,156)	(12.6)%

Gross profit
Customer pay	$284,094	$304,927	$(20,833)	(6.8)%
Warranty	127,862	150,984	(23,122)	(15.3)%
Wholesale parts	22,587	27,187	(4,600)	(16.9)%
Internal, sublet and other	160,799	185,860	(25,061)	(13.5)%
Total gross profit	$595,342	$668,958	$(73,616)	(11.0)%

Gross profit as a % of revenue
Customer pay	56.3%	54.4%	190	bps
Warranty	56.8%	55.4%	140	bps
Wholesale parts	17.4%	17.3%	10	bps
Internal, sublet and other	48.0%	49.5%	(150)	bps
Total gross profit as a % of revenue	49.8%	49.0%	80	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$499,741	$536,023	$(36,282)	(6.8)%
Warranty	223,796	262,890	(39,094)	(14.9)%
Wholesale parts	129,575	154,493	(24,918)	(16.1)%
Internal, sublet and other	331,316	355,795	(24,479)	(6.9)%
Total revenue	$1,184,428	$1,309,201	$(124,773)	(9.5)%

Gross profit
Customer pay	$281,940	$292,419	$(10,479)	(3.6)%
Warranty	127,285	145,913	(18,628)	(12.8)%
Wholesale parts	22,524	26,603	(4,079)	(15.3)%
Internal, sublet and other	159,197	175,080	(15,883)	(9.1)%
Total gross profit	$590,946	$640,015	$(49,069)	(7.7)%

Gross profit as a % of revenue
Customer pay	56.4%	54.6%	180	bps
Warranty	56.9%	55.5%	140	bps
Wholesale parts	17.4%	17.2%	20	bps
Internal, sublet and other	48.0%	49.2%	(120)	bps
Total gross profit as a % of revenue	49.9%	48.9%	100	bps
Fixed Operations revenue decreased approximately $124.8 million, or 9.5%, and Fixed Operations gross profit decreased approximately $49.1 million, or 7.7%. Customer pay gross profit decreased approximately $10.5 million, or 3.6%, warranty gross profit decreased approximately $18.6 million, or 12.8%, wholesale parts gross profit decreased approximately $4.1 million, or 15.3%, and internal, sublet and other gross profit decreased approximately $15.9 million, or 9.1%. While our Fixed Operations business was not restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020, which reduced demand for our Fixed Operations services and we experienced lower levels of demand throughout the remainder of 2020. Such impact was particularly significant in our California stores, which represented approximately 40% of the decrease in Fixed Operations gross profit compared to the prior year, due in part to more restrictive and prolonged government-issued shutdown orders than other markets in which we operate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$335,695	$331,860	$3,835	1.2%
Acquisitions, open points and dispositions	22,153	31,257	(9,104)	NM
Total as reported	$357,848	$363,117	$(5,269)	(1.5)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,748	$1,587	$161	10.1%
Reported	$1,846	$1,620	$226	14.0%

Total combined retail new and used vehicle unit sales:
Same store	192,086	209,177	(17,091)	(8.2)%
Acquisitions, open points and dispositions	1,717	14,909	(13,192)	NM
Total as reported	193,803	224,086	(30,283)	(13.5)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$357,848	$363,117	$(5,269)	(1.5)%
Total combined retail new and used vehicle unit sales	193,803	224,086	(30,283)	(13.5)%
Gross profit per retail unit (excludes fleet)	$1,846	$1,620	$226	14.0%
Our Franchised Dealerships Segment same store F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$335,695	$331,860	$3,835	1.2%
Total combined retail new and used vehicle unit sales	192,086	209,177	(17,091)	(8.2)%
Gross profit per retail unit (excludes fleet)	$1,748	$1,587	$161	10.1%
F&I revenues increased approximately $3.8 million, or 1.2%, due to a 10.1% increase in F&I gross profit per retail unit, offset partially by an 8.2% decrease in retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $161 per unit, or 10.1%, to $1,748 per unit, primarily due to increases in gross profit per finance contract and higher penetration rates across all F&I products. Finance contract revenue decreased 3.6% primarily due to a 7.3% decrease in finance contract volume, offset partially by a 4.0% increase in gross profit per finance contract and a 70-basis point increase in the combined new and used vehicle finance contract penetration rate. Service contract revenue increased 1.9% due primarily to a 260-basis point increase in the service contract penetration rate and a 2.9% increase in gross profit per service contract, offset partially by a 1.0% decrease in service contract volume. Other aftermarket contract revenue decreased 4.7%, driven primarily by a 6.4% decrease in total other aftermarket contract volume, offset partially by a 1.8% increase in gross profit per other aftermarket contract and a 270-basis point increase in the other aftermarket contract penetration rate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for 2020 compared to 2019. All currently operating stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. Due to the ongoing expansion of our EchoPark Segment, same store results may vary significantly from reported results due to stores that began operations in the last 13 months.
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
See the discussion under the heading “Results of Operations - Franchised Dealerships Segment” for additional discussion of the macro drivers of used vehicle revenues and F&I revenues.
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,026,377	$994,131	$32,246	3.2%
New store openings	192,519	2,374	190,145	NM
Total as reported	$1,218,896	$996,505	$222,391	22.3%

Total used vehicle gross profit (loss):
Same store	$(19,983)	$(5,831)	$(14,152)	(242.7)%
New store openings	3,033	5,686	(2,653)	NM
Total as reported	$(16,950)	$(145)	$(16,805)	(11,589.7)%

Total used vehicle unit sales:
Same store	48,446	49,392	(946)	(1.9)%
New store openings	8,715	128	8,587	NM
Total as reported	57,161	49,520	7,641	15.4%
NM = Not Meaningful
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total F&I revenue:
Same store	$112,403	$112,891	$(488)	(0.4)%
New store openings	19,623	943	18,680	NM
Total as reported	$132,026	$113,834	$18,192	16.0%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported retail used vehicle and F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$1,218,896	$996,505	$222,391	22.3%
Used vehicle gross profit (loss)	$(16,950)	$(145)	$(16,805)	NM
Used vehicle unit sales	57,161	49,520	7,641	15.4%
Used vehicle revenue per unit	$21,324	$20,123	$1,201	6.0%
F&I revenue	$132,026	$113,834	$18,192	16.0%
Combined used vehicle gross profit and F&I revenue	$115,076	$113,689	$1,387	1.2%
Total used vehicle and F&I gross profit per unit	$2,013	$2,296	$(283)	(12.3)%
NM = Not Meaningful
Our EchoPark Segment same store retail used vehicle and F&I results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle and F&I:
Used vehicle revenue	$1,026,377	$994,131	$32,246	3.2%
Used vehicle gross profit (loss)	$(19,983)	$(5,831)	$(14,152)	(242.7)%
Used vehicle unit sales	48,446	49,392	(946)	(1.9)%
Used vehicle revenue per unit	$21,186	$20,127	$1,059	5.3%
F&I revenue	$112,403	$112,891	$(488)	(0.4)%
Combined used vehicle gross profit and F&I revenue	$92,420	$107,060	$(14,640)	(13.7)%
Total used vehicle and F&I gross profit per unit	$1,908	$2,168	$(260)	(12.0)%
Reported retail used vehicle revenue increased approximately $222.4 million, or 22.3%, driven primarily by a 15.4% increase in retail used vehicle unit sales volume and a 6.0% increase in retail used vehicle revenue per unit. Reported combined retail used vehicle gross profit and F&I revenue increased approximately $1.4 million, or 1.2%, driven by higher retail used vehicle unit sales volume, offset partially by a $283 per unit, or 12.3%, decrease in total used vehicle and F&I gross profit per unit. The decrease in total retail used vehicle and F&I gross profit per unit was primarily due to the higher cost of inventory acquisition as a result of increased demand in the wholesale auction market for much of 2020, partially offset by an increase in F&I product penetration rates.
Reported finance contract gross profit increased approximately $4.7 million, or 14.3%, due to a 14.0% increase in total finance contract volume, offset partially by a 100-basis point decrease in penetration rates. Reported service contract gross profit increased approximately $9.1 million, or 14.5%, due to a 17.1% increase in total service contract volume and an 80-basis point increase in penetration rates, offset partially by a 2.2% decrease in gross profit per service contract. Reported other aftermarket product gross profit increased approximately $4.4 million, or 24.1%, due primarily to a 27.2% increase in total other aftermarket contract volume and an 840-basis point increase in penetration rates, offset partially by a 2.5% decrease in gross profit per other aftermarket contract.
Our used vehicle inventory days’ supply at our EchoPark stores was approximately 41 and 33 days as of December 31, 2020 and 2019, respectively. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. The elevated level of used inventory days' supply as of December 31, 2020 was due primarily to the opening of three new EchoPark stores in the fourth quarter of 2020, which required additional inventory on hand but were not yet generating retail used vehicle sales at a normalized rate.
Same store retail used vehicle revenue increased approximately $32.2 million, or 3.2%, driven primarily by a 5.3% increase in retail used vehicle revenue per unit, offset partially by a 1.9% decrease in retail used vehicle unit sales volume as a

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
result of decreased consumer demand for several months of 2020 due to the COVID-19 pandemic. Same store combined retail used vehicle gross profit and F&I revenue decreased approximately $14.6 million, or 13.7%, driven by a $260 per unit, or 12.0%, decrease in total retail used vehicle and F&I gross profit per unit. The decrease in total retail used vehicle and F&I gross profit per unit was primarily due to the higher cost of inventory acquisition as a result of increased demand in the wholesale auction market for much of 2020, partially offset by an increase in F&I product penetration rates.
Wholesale Vehicles - EchoPark Segment
See the discussion under the heading “Results of Operations - Franchised Dealerships Segment” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$24,737	$22,927	$1,810	7.9%
New store openings	3,986	(1)	3,987	NM
Total as reported	$28,723	$22,926	$5,797	25.3%

Total wholesale vehicle gross profit (loss):
Same store	$(158)	$(332)	$174	52.4%
New store openings	76	—	76	NM
Total as reported	$(82)	$(332)	$250	75.3%

Total wholesale vehicle unit sales:
Same store	6,388	5,774	614	10.6%
New store openings	790	—	790	NM
Total as reported	7,178	5,774	1,404	24.3%
NM = Not Meaningful
Our EchoPark Segment reported wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$28,723	$22,926	$5,797	25.3%
Gross profit (loss)	$(82)	$(332)	$250	75.3%
Unit sales	7,178	5,774	1,404	24.3%
Revenue per unit	$4,002	$3,971	$31	0.8%
Gross profit (loss) per unit	$(11)	$(57)	$46	80.7%
Gross profit (loss) as a % of revenue	(0.3)%	(1.4)%	110	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same store wholesale vehicle results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$24,737	$22,927	$1,810	7.9%
Gross profit (loss)	$(158)	$(332)	$174	52.4%
Unit sales	6,388	5,774	614	10.6%
Revenue per unit	$3,872	$3,971	$(99)	(2.5)%
Gross profit (loss) per unit	$(25)	$(57)	$32	56.1%
Gross profit (loss) as a % of revenue	(0.6)%	(1.4)%	80	bps
Reported wholesale vehicle revenue increased 25.3% and wholesale vehicle gross loss improved 75.3%, due primarily to a 24.3% increase in wholesale vehicle unit sales volume and an 80.7% decrease in wholesale vehicle gross loss per unit as a result of increased demand in the wholesale auction market during the second half of 2020. Same store wholesale vehicle revenue increased 7.9% and wholesale vehicle gross loss improved 52.4%, due primarily to a 10.6% increase in wholesale vehicle unit sales volume and a 56.1% decrease in wholesale vehicle gross loss per unit. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from guests on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a guest’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from guests.
Fixed Operations - EchoPark Segment
Parts, service and collision repair revenues primarily consist of internal, sublet and other work related to preparation and reconditioning performed on vehicles in inventory that are later sold to a third party. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. Our EchoPark stores do not currently perform warranty or customer pay repairs or maintenance work.
The following table provides a reconciliation of EchoPark Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$34,768	$28,510	$6,258	22.0%
New store openings	4,573	243	4,330	NM
Total as reported	$39,341	$28,753	$10,588	36.8%

Total Fixed Operations gross profit (loss):
Same store	$(533)	$(894)	$361	40.4%
New store openings	(256)	(49)	(207)	NM
Total as reported	$(789)	$(943)	$154	16.3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$39,341	$28,753	$10,588	36.8%
Gross profit (loss)	$(789)	$(943)	$154	16.3%
Gross profit (loss) as a % of revenue	(2.0)%	(3.3)%	130	bps
Our EchoPark Segment same store Fixed Operations results are as follows:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Total same store Fixed Operations:
Revenue	$34,768	$28,510	$6,258	22.0%
Gross profit (loss)	$(533)	$(894)	$361	40.4%
Gross profit (loss) as a % of revenue	(1.5)%	(3.1)%	160	bps
Reported Fixed Operations revenue increased approximately $10.6 million, or 36.8%, in 2020, primarily due to higher levels of inventory reconditioning activity to support additional EchoPark locations opened during 2020. Same store Fixed Operations revenue increased approximately $6.3 million, or 22.0%, in 2020, primarily due to higher levels of inventory reconditioning activity.

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

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
Segment Revenues:	(In thousands, except unit data)
Franchised Dealerships Segment Revenues:
New vehicles	$4,281,223	$4,889,171	$(607,948)	(12.4)%
Used vehicles	2,345,936	2,493,467	(147,531)	(5.9)%
Wholesale vehicles	168,655	180,020	(11,365)	(6.3)%
Parts, service and collision repair	1,194,394	1,366,550	(172,156)	(12.6)%
Finance, insurance and other, net	357,848	363,117	(5,269)	(1.5)%
Franchised Dealerships Segment revenues	$8,348,056	$9,292,325	$(944,269)	(10.2)%

EchoPark Segment Revenues:
Used vehicles	$1,218,896	$996,505	$222,391	22.3%
Wholesale vehicles	28,723	22,926	5,797	25.3%
Parts, service and collision repair	39,341	28,753	10,588	36.8%
Finance, insurance and other, net	132,026	113,834	18,192	16.0%
EchoPark Segment revenues	$1,418,986	$1,162,018	$256,968	22.1%

Total consolidated revenues	$9,767,042	$10,454,343	$(687,301)	(6.6)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$231,175	$211,267	$19,908	9.4%
EchoPark Segment (3)	4,078	9,146	(5,068)	(55.4)%
Total segment income (loss)	$235,253	$220,413	$14,840	6.7%
Impairment charges (4)	(270,017)	(20,768)	(249,249)	NM
Income (loss) from continuing operations before taxes	$(34,764)	$199,645	$(234,409)	(117.4)%

New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	195,145	226,760	(31,615)	(13.9)%
EchoPark Segment	57,161	49,520	7,641	15.4%
Total new and used vehicle unit sales volume	252,306	276,280	(23,974)	(8.7)%
NM = Not Meaningful
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the year ended December 31, 2020, the above amount includes approximately $4.0 million of pre-tax net gain on the disposal of franchised dealerships. For the year ended December 31, 2019, the above amount includes approximately $76.0 million of pre-tax net gain on the disposal of franchised dealerships, offset partially by approximately $7.2 million of pre-tax net loss on the extinguishment of debt and approximately $6.3 million of pre-tax executive transition costs.
(3)For the year ended December 31, 2020, the above amount includes approximately $5.2 million of pre-tax net gain on the disposal of land and buildings at former EchoPark locations.
(4)For the year ended December 31, 2020, the above amount includes approximately $270.0 million of pre-tax impairment charges for the Franchised Dealerships Segment. For the year ended December 31, 2019, the above amount includes approximately $1.1 million of pre-tax impairment charges for the Franchised Dealerships Segment and approximately $19.7 million of pre-tax impairment charges for the EchoPark Segment.

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
The following table sets forth information related to our consolidated reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$659,834	$733,925	$74,091	10.1%
Advertising	42,186	60,831	18,645	30.7%
Rent	54,494	54,611	117	0.2%
Other	272,152	250,007	(22,145)	(8.9)%
Total SG&A expenses	$1,028,666	$1,099,374	$70,708	6.4%

SG&A expenses as a % of gross profit:
Compensation	46.3%	48.3%	200	bps
Advertising	3.0%	4.0%	100	bps
Rent	3.8%	3.6%	(20)	bps
Other	19.2%	16.4%	(280)	bps
Total SG&A expenses as a % of gross profit	72.3%	72.3%	—	bps
Overall SG&A expenses decreased overall and were flat as a percentage of gross profit, primarily due to a decrease in compensation expense as a result of lower levels of incentive compensation due to lower gross profit and strategic actions we took in March through the end of the year to reduce headcount and rationalize our expense structure in response to the COVID-19 pandemic. Advertising expense decreased both in dollar amount and as a percentage of gross profit due primarily to the focused effort on centralizing and reducing marketing spend in order to maximize the efficiency of our advertising dollars. Rent expense increased 20 basis points as compared to the prior year period. Other SG&A expenses increased both in dollar amount and as a percentage of gross profit, primarily due to a $76.0 million pre-tax net gain on the disposal of franchised dealerships in the prior year, offsetting the impact of a decrease in other SG&A expenses as we focused on reducing loaner vehicle expense and other fixed costs during the COVID-19 pandemic.
SG&A expenses for 2020 include approximately $4.0 million of net gain on the disposal of franchised dealerships and a gain of approximately $5.2 million on the disposal of land and buildings at former EchoPark locations. SG&A expenses for 2019 include approximately $76.0 million of net gain on the disposal of franchised dealerships, offset partially by approximately $6.3 million of executive transition costs.
Impairment Charges - Consolidated
Impairment charges were approximately $270.0 million and $20.8 million in 2020 and 2019, respectively. Impairment charges for 2020 include approximately $268.0 million of charges related to fair value adjustments to goodwill for our Franchised Dealerships Segment and approximately $2.0 million of charges related to the abandonment of certain construction projects for our Franchised Dealerships Segment. Impairment charges for 2019 include approximately $19.7 million related to building and land held for sale at former EchoPark locations, and approximately $1.1 million related to the abandonment of certain internally-developed software for our Franchised Dealerships Segment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization - Consolidated
Depreciation expense decreased approximately $2.1 million, or 2.3%, in 2020 primarily related to the disposition of franchised dealerships in 2019 and 2020.
Interest Expense, Floor Plan - Consolidated
Interest expense, floor plan for new vehicles decreased approximately $20.7 million, or 49.2%. The average new vehicle floor plan interest rate was 1.72% in 2020, down from 3.03% in 2019, the effect of which resulted in a decrease in new vehicle floor plan interest expense of approximately $16.3 million. The average new vehicle floor plan notes payable balance decreased approximately $145.5 million, the effect of which decreased new vehicle floor plan interest expense by approximately $4.4 million.
Interest expense, floor plan for used vehicles decreased approximately $0.6 million, or 9.2%. The average used vehicle floor plan interest rate was 2.02% in 2020, down from 3.10% in 2019, the effect of which resulted in a decrease in used vehicle floor plan interest expense of approximately $3.2 million. The average used vehicle floor plan notes payable balance increased approximately $82.3 million, the effect of which increased used vehicle floor plan interest expense by approximately $2.6 million, partially offsetting the impact of lower interest rates.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the table below:

	Year Ended December 31,		Better / (Worse)
	2020	2019	Change	% Change
	(In thousands)
Stated/coupon interest	$33,723	$49,291	$15,568	31.6%
Deferred loan cost amortization	2,900	2,478	(422)	(17.0)%
Interest rate hedge expense (benefit)	(339)	(2,876)	(2,537)	(88.2)%
Capitalized interest	(774)	(1,583)	(809)	(51.1)%
Interest on finance lease liabilities	5,432	5,097	(335)	(6.6)%
Other interest	630	546	(84)	(15.4)%
Total interest expense, other, net	$41,572	$52,953	$11,381	21.5%
Interest expense, other, net decreased approximately $11.4 million, or 21.5%, primarily due to lower stated/coupon interest related to the repurchase of the remaining 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”) on December 20, 2019, offset partially by a decrease in interest rate hedge benefit, a decrease in capitalized interest and an increase in deferred loan cost amortization related to the 2020 Line of Credit Facility.
Provision for Income Taxes - Consolidated
The overall effective tax rate from continuing operations was (45.7%) and 27.6% for 2020 and 2019, respectively. Income tax expense for 2020 includes the effect of a federal discrete charge of $20.9 million primarily related to the non-deductible portion of the $268.0 million goodwill impairment charge, a $2.5 million discrete charge related to non-deductible executive compensation and a $0.2 million discrete charge related to changes in uncertain tax positions and other adjustments, partially offset by a benefit of $2.5 million related to tax credits and a benefit of $2.6 million related to the reduction of the valuation allowance for state net operating loss carryforwards. Our effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discontinued Operations
Income (loss) from discontinued operations before taxes is as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Income (loss) from discontinued operations	$(1,002)	$(554)
Lease exit accrual adjustments and charges	—	—
Income (loss) from discontinued operations before taxes	$(1,002)	$(554)
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
Use of Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Critical accounting policies are those that management has determined are most important to the portrayal of our financial position and results of operations and require the most subjective judgments or estimates. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for additional discussion regarding our critical accounting policies and estimates.
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for impairment at least annually (as of October 1 of each year) or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.
For purposes of goodwill impairment testing, we have two reporting units, which consist of (1) our traditional franchised dealerships and (2) our EchoPark stores (these reporting units also represent our reportable segments). The carrying value of our goodwill totaled approximately $214.0 million at December 31, 2020, $147.3 million of which was related to our franchised dealership reporting unit and $66.7 million of which was related to our EchoPark reporting unit. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. We identified events and circumstances that required us to evaluate the recoverability of our goodwill and other intangible assets at the quarter ended March 31, 2020. For each reporting unit, we utilized the Discounted Cash Flows (“DCF”) method to estimate its enterprise value as of March 31, 2020. The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to record additional goodwill impairment. For the October 1, 2020 annual goodwill impairment testing, we performed a qualitative assessment to evaluate whether it was more likely than not the fair value of each reporting unit was less than its carrying amount, which was supported by a corroborating quantitative analysis for both reporting units.
During the first quarter of 2020, the COVID-19 pandemic resulted in a significant decrease in our market capitalization that increased the risk of impairment. Based on our goodwill impairment evaluation, we determined that the carrying value of goodwill for our franchised dealership reporting unit was greater than the fair value of the reporting unit. As a result, we recorded a $268.0 million non-cash impairment charge and a corresponding $51.3 million tax benefit related to our franchised dealership reporting unit goodwill as of March 31, 2020. We continued to evaluate the recoverability of our goodwill and other intangible assets throughout the year, and based on the improvement in our business operations and market value during the

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
second, third and fourth quarters of 2020, as well as our future forecast expectations, no further impairment assessment was required outside of the annual goodwill impairment testing as of October 1, 2020.
In conjunction with our October 1, 2020 annual test, we determined it was appropriate to evaluate goodwill for impairment qualitatively as it was determined that it was more likely than not the fair value of the reporting units exceeded the carrying values for both reporting units. Based on this qualitative assessment, we determined no additional impairment existed for either reporting unit as of October 1, 2020.
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate franchise assets for impairment annually (as of October 1 of each year) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a DCF model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to projected revenue, projected operating margin, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment charge may increase to the extent the underlying businesses’ actual earnings or projected earnings experience a significant decline. As a result of our impairment testing as of October 1, 2020, each of our franchise assets’ fair values exceeded its carrying value and no franchise asset impairment charges were recorded in the accompanying consolidated statements of operations. The carrying value of our franchise assets totaled approximately $64.3 million at December 31, 2020, and is included in other intangible assets, net in the accompanying consolidated balance sheet as of such date.
Finance, Insurance and Service Contracts
We arrange financing for our guests through various financial institutions and receive a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to our guests and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract. Retrospective finance and insurance revenues (“F&I retro revenues”) are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues, which represent variable consideration, subject to constraint, are to be included in the transaction price and recognized when or as the performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Receivables, net in the accompanying consolidated balance sheet as of December 31, 2020 and 2019 include approximately $21.7 million and $12.9 million, respectively, related to contract assets from F&I retro revenue recognition. Changes in contract assets from December 31, 2019 to December 31, 2020 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Historically, our actual F&I retro revenue amounts earned have not been materially different from our recorded estimates.
In the event a customer terminates a financing, insurance or extended service contract prior to the scheduled maturity date, we may be required to return a portion of the commission revenue originally recorded as income by Sonic to the third-party provider (known as a “chargeback”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and data provided by the third-party underwriter of the contracts. While expected chargeback rates vary depending on the type of contract sold, a 100-basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2020 by approximately $3.2 million. Our estimate of chargebacks was approximately $34.2 million as of December 31, 2020, compared to approximately $32.0 million as of December 31, 2019, and is influenced by the timing and number of early contract termination events, such as vehicle repossessions, loan refinancings and early pay-offs. If these events become more or less common, or if there is a shift in the timing of these cancellations, the resulting impact could affect our estimated reserve for chargebacks and could have a material adverse impact on our operating results, financial position and cash flows. Historically, our actual chargeback experience has not been materially different from our recorded estimates.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Insurance Reserves
We have various self-insured and high deductible casualty and other insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves throughout the year based on current information available from third-party actuarial analyses and other judgmental inputs and assumptions. As of December 31, 2020, we estimated the ultimate liability under these programs to be between $24.2 million and $26.7 million, and had approximately $25.8 million reserved for such programs, compared to a recorded reserve of approximately $23.1 million as of December 31, 2019. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves and our operating results, financial position and cash flows. These significant assumptions could include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings, current or projected changes in state laws or an assumed discount rate. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our recorded reserves. Historically, our actual loss experience has not been materially different from our recorded estimates.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2020 was approximately $0.3 million and $0.2 million, respectively, in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
At December 31, 2020, there were approximately $4.6 million in reserves that we had provided for these matters (including estimates related to possible interest and penalties) with approximately $0.5 million included in other accrued liabilities and approximately $4.1 million recorded in other long-term liabilities in the accompanying consolidated balance sheet as of such date. The effects on our consolidated financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.
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
As of December 31, 2020 and 2019, we had recorded a valuation allowance amount of approximately $5.2 million and $7.8 million, respectively, related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaced the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU was effective for fiscal years beginning after December 15, 2019. We adopted this ASU as of January 1, 2020 and the effects of this ASU did not materially impact our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (ASC Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been modified, amended or renegotiated to accommodate a transition to a new reference rate, but we will continue to evaluate any such modifications or amendments to our contracts to determine the applicability of this standard on our consolidated financial statements and related financial statement disclosures.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of December 31, 2020 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility, the indenture governing the 6.125% Notes and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2020, we had approximately $303.3 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We had the following liquidity resources available as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$170,313	$29,103
Availability under the 2016 Revolving Credit Facility	214,672	230,689
Availability under our used vehicle floor plan facilities (1)	—	17,090
Availability under the 2019 Mortgage Facility	11,272	3,090
Availability under the 2020 Line of Credit Facility	56,973	—
Floor plan deposit balance	73,180	—
Total available liquidity resources	$526,410	$279,972
(1)As of December 31, 2020, there was approximately $34.6 million of availability under the VIN-specific amendment discussed under the heading “2016 Credit Facilities” below.

We participate in a program with two of our manufacturer-affiliated finance companies wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balance of approximately $73.2 million as of December 31, 2020 is classified in other current assets in the accompanying consolidated balance sheet as of December 31, 2020. There was no deposit balance as December 31, 2019. See the discussion under the heading “Concentrations of Credit and Business Risk” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further information.
Long-Term Debt and Credit Facilities
2016 Credit Facilities
On November 30, 2016, we entered into an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2016 Floor Plan Facilities” and, together with the 2016 Revolving Credit Facility, the “2016 Credit Facilities”). The amendment and restatement of the 2016 Credit Facilities extended the scheduled maturity date, increased availability under the 2016 Revolving Credit Facility by $25.0 million and increased availability under the 2016 Floor Plan Facilities by $215.0 million, among other things. On September 17, 2020, the 2016 Credit Facilities were amended to extend the scheduled maturity date for one additional year to November 30, 2022.
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $245.5 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $295.5 million upon satisfaction of certain conditions. Based on balances as of December 31, 2020, the 2016 Revolving Borrowing Base was approximately $227.7 million. As of December 31, 2020, we had no outstanding borrowings and approximately $13.0 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $214.7 million under the 2016 Revolving Credit Facility.
The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (as amended, the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (as amended, the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount of up to $966.0 million. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.216 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 40% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. During the second quarter of 2020, we amended the 2016 Floor Plan Facilities to convert the 2016 Used Vehicle Floor Plan Facility from a borrowing base calculation of availability to a vehicle identification number (“VIN”)-specific floor plan borrowing and payoff process, which provides additional borrowing flexibility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our assets and our subsidiaries’ assets. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We have agreed under the 2016 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on our Class A and Class B Common Stock so long as no Event of Default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2016 Credit Facilities.
6.125% Notes
On March 10, 2017, we issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100% of the principal amount thereof. Balances outstanding under the 6.125% Notes are guaranteed by all of our domestic operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered to be minor. Interest on the 6.125% Notes is payable semi-annually in arrears on March 15 and September 15 of each year.
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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. There was no material noncompliance with the restrictive covenants in the indenture governing the 6.125% Notes as of December 31, 2020.
Our obligations under the 6.125% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 6.125% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of our covenants under the 6.125% Notes; and (3) certain defaults under other agreements under which we or our subsidiaries have outstanding indebtedness in excess of $50.0 million. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for further discussion of the 6.125% Notes.
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”).
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of December 31, 2020, we had approximately $100.9 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $11.3 million under the 2019 Mortgage Facility.
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
Mortgage Notes to Finance Companies
As of December 31, 2020, the weighted-average interest rate of other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.52% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $377.0 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2021 and 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement with Ally Bank which is scheduled to mature on June 22, 2021 (the “2020 Line of Credit Facility”).
The 2020 Line of Credit Facility has borrowing availability of up to $57.0 million, which can be used for general corporate purposes. The amount available for borrowing under the 2020 Line of Credit Facility is directly tied to the appraised value of certain real estate properties of the Company, which are used as collateral for any funds drawn under the 2020 Line of Credit Facility. As of December 31, 2020, we had no outstanding borrowings under the 2020 Line of Credit Facility, resulting in $57.0 million remaining borrowing availability under the 2020 Line of Credit Facility.
The 2020 Line of Credit Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which would restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2020 Line of Credit Facility permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.10 per share so long as no Event of Default (as defined in the 2020 Line of Credit Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2020 Line of Credit Facility.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 1.78% and 3.04% for 2020 and 2019, respectively. We receive floor plan assistance in the form of direct payments or credits from certain

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $40.0 million and $41.1 million in manufacturer assistance in 2020 and 2019, respectively, and recognized in cost of sales approximately $40.6 million and $41.5 million in manufacturer assistance in 2020 and 2019, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles. The total notes payable - floor plan balance of approximately $1.3 billion as of December 31, 2020 is classified as current liabilities in the accompanying consolidated balance sheet as of such date.
Covenants and Default Provisions
Non-compliance with covenants, including a failure to make any payment when due, under the 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility, our floor plan agreements with various manufacturer-affiliated finance companies, operating lease agreements, mortgage notes to finance companies and the 6.125% Notes (collectively, the “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under the 2016 Credit Facilities. A default under the 2016 Credit Facilities, the 2019 Mortgage Facility or the 2020 Line of Credit Facility would constitute a default under the Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under the 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility and one or more of the Silo Floor Plan Facilities or certain other debt obligations would not result in a default under the 6.125% Notes unless our repayment obligations under the 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of the Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility include the following financial covenants:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2020 actual	1.18	2.07	2.78
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2020, the ratio was 6.93 to 1.00.
We were in compliance with all of the restrictive and financial covenants in all of our floor plan agreements, long-term debt facilities and lease agreements as of December 31, 2020. After giving effect to the applicable restrictions on the payment of dividends and certain other transactions under our debt agreements, as of December 31, 2020, we had at least $303.3 million of net income and retained earnings free of such restrictions. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for further discussion of the 2016 Credit Facilities.
Acquisitions and Dispositions
During 2020, we acquired two pre-owned businesses for approximately $19.7 million. We disposed of one mid-line import franchised dealership and terminated two luxury franchises in 2020, which generated net cash from dispositions of approximately $9.6 million. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.
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
Capital expenditures for 2020 were approximately $127.2 million, including approximately $92.3 million related to our Franchised Dealerships Segment and approximately $34.9 million related to our EchoPark Segment. Of the total capital expenditures, approximately $72.6 million was related to facility construction projects, approximately $33.2 million was related to acquisitions of real estate (land and buildings), and approximately $21.4 million was for other fixed assets utilized in our operations.
Of the $127.2 million in gross capital expenditures in 2020 , approximately $53.1 million was funded through mortgage financing and approximately $74.1 million was funded through cash from operations. As of December 31, 2020, commitments for facility construction projects totaled approximately $56.9 million.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During 2020, we repurchased approximately 2.2 million shares of our Class A Common Stock for approximately $71.7 million in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. During 2020, our Board of Directors approved an additional $60.0 million of share repurchase authorization. As of December 31, 2020, our total remaining repurchase authorization was approximately $69.5 million. Under the 2016 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2020, we had at least $303.3 million of net income and retained earnings free of such restrictions.
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
Dividends
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $0.40 per share during 2020. Subsequent to December 31, 2020, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.10 per share for stockholders of record on March 15, 2021 to be paid on April 15, 2021. Under the 2016 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indenture governing the 6.125% Notes also contains restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2020, we had at least $303.3 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $281.1 million, $170.9 million and $143.7 million for 2020, 2019 and 2018, respectively. The provision of cash provided by operations for 2020 consisted primarily of net income (less non-cash items), a decrease in receivables and a decrease in inventories, offset partially by a decrease in notes payable - floor plan - trade and a decrease in trade accounts payable and other liabilities. The

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
provision of cash provided by operations for 2019 consisted primarily of net income (less non-cash items), an increase in notes payable - floor plan - trade and a decrease in receivables, offset partially by an increase in inventories. The provision of cash provided by operations for 2018 consisted primarily of net income (less non-cash items), an increase in notes payable - floor plan - trade and a decrease in receivables, offset partially by an increase in inventories.
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
Net cash used in combined trade and non-trade floor plan financing was approximately $214.9 million for 2020. Net cash provided by combined trade and non-trade floor plan financing was approximately $5.1 million and $20.7 million for 2019 and 2018, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $341.9 million, $136.2 million and $147.5 million for 2020, 2019 and 2018, respectively.
Cash Flows from Investing Activities - Net cash used in investing activities during 2020 was approximately $100.2 million. Net cash provided by investing activities during 2019 was approximately $136.8 million. Net cash used in investing activities during 2018 was approximately $15.3 million. The use of cash during 2020 was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired, offset partially by proceeds from the sale of property and equipment and proceeds from the sale of one franchised dealerships. The provision of cash during 2019 was comprised primarily of proceeds from the sale of 10 franchised dealerships and proceeds from the sale of property and equipment, offset partially by purchases of land, property and equipment. The use of cash during 2018 was comprised primarily of purchases of land, property and equipment, offset partially by proceeds from the sale of seven franchised dealerships.
The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships and the construction of EchoPark stores. During 2020, 2019 and 2018, we generated net proceeds from mortgage financing (excluding the effects of any refinancing with zero net proceeds) in the amount of approximately $53.1 million, $109.1 million and $21.1 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.
Cash Flows from Financing Activities - Net cash used in financing activities was approximately $39.7 million, $284.4 million and $128.8 million for 2020, 2019 and 2018, respectively. For 2020, cash used in financing activities was comprised primarily of the repurchases of treasury stock, scheduled principal payments and repayments of long-term debt and the reduction of finance lease liabilities, offset partially by net borrowings on notes payable - floor plan - non-trade and proceeds from the issuance of long-term debt. For 2019, cash used in financing activities was comprised primarily of the extinguishment of the 5.0% Notes, scheduled principal payments and repayments of long-term debt and net repayments on notes payable - floor plan - non-trade, offset partially by proceeds from mortgage notes and the 2019 Mortgage Facility. For 2018, cash used in financing activities was comprised primarily of net repayments on revolving credit facilities, scheduled principal payments and repayments of long-term debt and repurchases of treasury stock, offset partially by proceeds from mortgage notes.
Cash Flows from Discontinued Operations - The accompanying consolidated statements of cash flows include both continuing and discontinued operations. Net cash flows from operating activities associated with discontinued operations for 2020, 2019 and 2018 were not material to total cash flows.
One metric that management uses to measure operating performance is Adjusted EBITDA (a non-GAAP financial measure) for each of our reportable segments and on a consolidated basis. This non-GAAP financial measure is reconciled to net income (loss) (the nearest comparable GAAP financial measure) in the table below:

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$(51,385)				$144,137
Provision for income taxes				15,619				54,954
Income (loss) before taxes	$(38,842)	$4,078	$(1,002)	$(35,766)	$210,167	$(10,522)	$(554)	$199,091
Non-floor plan interest (1)	37,746	926	—	38,672	48,774	1,701	—	50,475
Depreciation & amortization (2)	82,807	11,115	—	93,922	85,093	10,553	—	95,646
Stock-based compensation expense	11,704	—	—	11,704	10,797	—	—	10,797
Loss (gain) on exit of leased dealerships	—	—	—	—	(170)	—	—	(170)
Asset impairment charges	270,017	—	—	270,017	1,101	19,667	—	20,768
Loss (gain) on debt extinguishment	—	—	—	—	6,690	—	—	6,690
Loss (gain) on franchise and real estate disposals	(3,095)	(5,152)	—	(8,247)	(74,812)	—	—	(74,812)
Adjusted EBITDA (3)	$360,337	$10,967	$(1,002)	$370,302	$287,640	$21,399	$(554)	$308,485
(1)Includes interest expense, other, net in the accompanying consolidated statements of operations, net of any amortization of debt issuance costs or net debt discount/premium included in (2) below.
(2)Includes the following line items from the accompanying consolidated statements of cash flows: depreciation and amortization of property and equipment; debt issuance cost amortization; and debt discount amortization, net of premium amortization.
(3)Adjusted EBITDA is a non-GAAP financial measure.
Future Liquidity Outlook
Our future contractual obligations are as follows, based on the earlier of stated contractual obligation or possible expected payment date:

	2021	Thereafter
	(In thousands)
Notes payable - floor plan	$1,324,244	$—
Long-term debt (1)	68,244	659,686
Letters of credit	12,999	—
Estimated interest payments on floor plan facilities (2)	3,113	—
Estimated interest payments on long-term debt	29,536	121,098
Operating leases (net of sublease proceeds)	53,979	383,385
Construction contracts	56,891	—
Other purchase obligations (3)	9,979	1,514
Liability for uncertain tax positions (4)	500	4,076
Total	$1,559,485	$1,169,759
(1)Long-term debt amounts consist only of principal obligations, excluding debt issuance costs.
(2)Floor plan facility balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2020 floor plan facility balance, the weighted-average interest rate for the three months ended December 31, 2020 of 1.41% and the assumption that floor plan balances at December 31, 2020 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.
(3)Other purchase obligations include contracts for real estate purchases, office supplies, utilities, acquisition-related obligations and various other items or other services.
(4)Amount represents recorded liability, including interest and penalties, related to “Accounting for Uncertain Income Tax Positions” in the ASC. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 7, “Income Taxes,” to the accompanying consolidated financial statements.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities, the 2016 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility and real estate mortgage financing (or any replacements thereof), selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
Seasonality
Our operations are subject to seasonal variations. The first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Weather conditions, and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand remains stable throughout the year.
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of December 31, 2020, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $29.9 million. Future sublease payments expected to be received related to these lease payments were approximately $28.9 million at December 31, 2020.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $25.0 million at December 31, 2020. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2020.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at December 31, 2020. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2019 Mortgage Facility, the 2016 Revolving Credit Facility, the 2020 Line of Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.2 billion at both December 31, 2020 and 2019. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $19.8 million in 2020 and approximately $16.4 million in 2019. Of the total change in interest expense, approximately $16.6 million and $14.1 million in 2020 and 2019, respectively, would have resulted from our floor plan facilities.
In addition to our variable rate debt, as of both December 31, 2020 and 2019, certain of our dealership lease facilities had monthly lease payments that fluctuated based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in 2020 and 2019 due to the leases containing LIBOR floors which were above the LIBOR rate during 2020 and 2019.
As of both December 31, 2020 and 2019, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of the interest rate cap agreements, interest rates reset monthly. The fair value of the outstanding interest rate cap positions at December 31, 2020 was not material to the accompanying consolidated balance sheet as of such date. The fair value of the outstanding interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying consolidated balance sheet as of such date. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1)Under these interest rate caps, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of operations.
(2)The one-month LIBOR rate was approximately 0.144% at December 31, 2020. These interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these interest rate caps are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations.

SONIC AUTOMOTIVE, INC.
Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate caps are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total	Asset (Liability) Fair Value
	(In thousands)
Long-term debt:
Fixed rate maturities	$14,878	$25,256	$22,289	$32,824	$71,474	$295,414	$462,135
Fixed rate outstanding (1)	$462,135	$447,256	$422,000	$399,711	$366,887	$—		$(479,366)
Average rate on fixed outstanding debt (1)	5.38%	5.41%	5.45%	5.48%	6.39%	5.90%
Variable rate maturities	$53,366	$26,161	$51,410	$83,018	$14,681	$37,158	$265,794
Variable rate outstanding (1)	$265,794	$212,428	$186,268	$134,858	$51,840	$—		$(266,701)
Average rate on variable outstanding debt (1)	2.02%	2.01%	2.01%	1.96%	2.38%	2.44%
Cash flow hedge instruments:
Interest rate cap notional maturities	$375,000	$250,000	$—	$—	$—	$—
Interest rate cap notional outstanding (1)	$375,000	$250,000	$—	$—	$—	$—		$—
Average interest income rate on interest rate cap notional outstanding (1)	—%	—%	—%	—%	—%	N/A
(1)Based on amounts outstanding at January 1 of each respective period.
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
Our consolidated financial statements and the related notes thereto begin on page F-4 herein.
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Our CEO and CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting. There has been no change during the fourth quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.

SONIC AUTOMOTIVE, INC.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers” and is incorporated herein by reference. The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors,” “Delinquent Section 16(a) Reports” and “Additional Corporate Governance and Other Information - Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the definitive proxy statement (to be filed hereafter) for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”).
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

SONIC AUTOMOTIVE, INC.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The exhibits and other documents filed as part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:
1.Financial Statements: Consolidated balance sheets as of December 31, 2020 and 2019; consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018; consolidated statements of comprehensive operations for the years ended December 31, 2020, 2019 and 2018; consolidated statements of stockholders’ equity for the years ended December 31, 2020, 2019 and 2018; and consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018.
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

3.5
Amended and Restated Bylaws of Sonic Automotive, Inc., dated February 10, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2021 (File No. 001-13395)).

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

10.2
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 20, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as revolving administrative agent; and Wells Fargo Bank, National Association, as an l/c issuer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.3
Amendment No. 2 to Fourth Amended and Restated Credit Agreement and Modification to Loan Documents, dated as of September 17, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer; Bank of America, N.A., as revolving administrative agent; and Wells Fargo Bank, National Association, as an l/c issuer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.4
Revolving Joinder Agreement, dated as of May 20, 2020, executed by the subsidiaries of Sonic Automotive, Inc. named therein and delivered to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.5
Form of Promissory Note, dated November 30, 2016, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.6
Fourth Amended and Restated Subsidiary Guaranty Agreement, dated as of November 30, 2016, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 13, 2016 (File No. 01-13395)).

10.7
Fourth Amended and Restated Securities Pledge Agreement, dated as of November 30, 2016, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.8
Pledge Agreement Supplement, dated as of May 20, 2020, executed by EchoPark Automotive, Inc. in favor of Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.9
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

10.11
First Amendment to Fourth Amended and Restated Security Agreement, dated as of May 20, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.12
Second Amendment to Fourth Amended and Restated Security Agreement, dated as of September 17, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as revolving administrative agent, swing line lender and l/c issuer; and Bank of America, N.A., as floorplan administrative agent, new vehicle swing line lender and used vehicle swing line lender (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-13395)).

10.13
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

10.14
Amendment No. 1 to Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated as of April 2, 2020 and effective as of March 31, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.15
Amendment No. 2 to Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement and Modification to Loan Documents, dated as of May 20, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.16
Amendment No. 3 to Third Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement and Modification to Loan Documents, dated as of September 17, 2020, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, new vehicle swing line lender and used vehicle swing line lender; and Bank of America, N.A., as revolving administrative agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.17
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

10.18
Third Amended and Restated Company Guaranty Agreement, dated as of November 30, 2016, by Sonic Automotive, Inc. to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.19
Third Amended and Restated Subsidiary Guaranty Agreement, dated as of November 30, 2016, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-13395)).

10.20
Credit Agreement, dated as of November 22, 2019, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13395)).

10.21
Subsidiary Guaranty Agreement, dated as of November 22, 2019, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to PNC Bank, National Association, as administrative agent for the lenders. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13395)).

10.22
Form of Promissory Note, dated November 22, 2019, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13395)).

10.23
Credit Agreement, dated as of June 23, 2020, between Sonic Automotive, Inc. and Ally Bank (Ally Capital in Hawaii, Mississippi, Montana, and New Jersey), as lender (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.24
Revolving Commercial Promissory Note, effective June 23, 2020, executed by Sonic Automotive, Inc., as borrower, in favor of Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey) (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.25
Cross Collateral, Cross Default, and Guaranty Agreement, effective June 23, 2020, by and among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; Ally Financial Inc.; and Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey) (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.26
Guaranty, dated as of June 23, 2020, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey) (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)).

10.27
Standard Form of Lease executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.28
Standard Form of Lease Guaranty executed with Capital Automotive L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.29
Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.30
Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.31
Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.32
Sonic Automotive, Inc. Employee Stock Purchase Plan, amended and restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

10.33
Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, amended and restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.34
Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.35
First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-13395)). (1)

10.36
Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-13395)). (1)

10.37
Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.38
Fourth Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective April 1, 2018 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-13395)). (1)

10.39
Sonic Automotive, Inc. 2012 Stock Incentive Plan, amended and restated as of April 24, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 26, 2019 (File No. 001-13395)). (1)

10.40
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.41
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.42
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.43
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.44
Sonic Automotive, Inc. 2012 Stock Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for Retention Grant, dated May 6, 2015, between Sonic Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

10.45
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.46
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.47
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.48
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of April 29, 2020 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 18, 2020 (File No. 001-13395)). (1)

10.49
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.50
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.51
Sonic Automotive, Inc. Director Compensation Policy, effective prior to April 29, 2020 (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-13395)). (1)

10.52
Sonic Automotive, Inc. Director Compensation Policy, effective April 29, 2020 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.53
Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.54	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)
10.55
Agreement between Sonic Automotive, Inc. and B. Scott Smith, effective as of September 25, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 27, 2018 (File No. 001-13395)). (1)

10.56
Severance and Release Agreement between Sonic Automotive, Inc. and B. Scott Smith, effective as of March 6, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 8, 2019 (File No. 001-13395)). (1)

21.1*	Subsidiaries of Sonic Automotive, Inc.
22.1*	Subsidiary Guarantors of Registered Securities.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1) Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.
Item 16.  Form 10-K Summary.
None.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.
February 22, 2021	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH	Executive Chairman and Director	February 22, 2021
O. Bruton Smith

/s/ DAVID BRUTON SMITH	Chief Executive Officer and Director	February 22, 2021
David Bruton Smith	(Principal Executive Officer)

/s/ JEFF DYKE	President and Director	February 22, 2021
Jeff Dyke

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 22, 2021
Heath R. Byrd	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM I. BELK	Director	February 22, 2021
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 22, 2021
William R. Brooks

/s/ VICTOR H. DOOLAN	Director	February 10, 2021
Victor H. Doolan

/s/ JOHN W. HARRIS III	Director	February 10, 2021
John W. Harris III

/s/ ROBERT HELLER	Director	February 10, 2021
Robert Heller

/s/ KERI A. KAISER	Director	February 22, 2021
Keri A. Kaiser

/s/ MARCUS G. SMITH	Director	February 22, 2021
Marcus G. Smith

/s/ R. EUGENE TAYLOR	Director	February 22, 2021
R. Eugene Taylor

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Assessment of the carrying value of goodwill
As discussed in Notes 1 and 5 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $214 million. Of this amount, the goodwill balance for the franchised dealership reporting unit and EchoPark reporting unit was $147 million and $67 million, respectively. The Company assesses goodwill for impairment at least annually, or more frequently when events or circumstances indicate an impairment might have occurred. The Company was required to evaluate the recoverability of goodwill during the quarter ended March 31, 2020 and, recorded a goodwill impairment charge of $268 million related to the franchised dealership reporting unit. The Company performed a qualitative assessment for its annual impairment evaluation on October 1, 2020.

We identified the assessment of the carrying value of the franchised dealership and EchoPark reporting units as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the fair value of the reporting units during the quarter ended March 31, 2020, including the projected earnings, discount rates, and residual growth rate assumptions used to estimate their fair value. Specialized skills and knowledge were also required to assess the discount rates and residual growth rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls related to the determination of the fair values of the reporting units, the related projected earnings, residual growth rates, and discount rates. We performed sensitivity analyses over the projected earnings, residual growth rate and discount rate assumptions to assess their impact on the Company’s determination that the fair value of the reporting units exceeded their carrying value. We compared the Company’s historical projected earnings to actual results to assess the Company’s ability to accurately estimate projected earnings. We compared projected earnings to external industry data. We also tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company. We also involved a valuation professional with specialized skill and knowledge, who assisted in:
•evaluating the Company’s discount rates for the reporting units, by comparing it against discount rates that were independently developed using publicly available market data
•evaluating the Company’s residual growth rates for the reporting units by comparing them to relevant industry data
•developing an independent estimate of fair value of the reporting units using the Company’s cash flow projections and independently developed discount rates, and comparing the results to the Company’s fair value estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Charlotte, North Carolina
February 22, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Sonic Automotive, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Charlotte, North Carolina
February 22, 2021

SONIC AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$170,313	$29,103
Receivables, net	371,666	432,742
Inventories	1,247,254	1,517,875
Other current assets	93,334	37,890
Total current assets	1,882,567	2,017,610
Property and Equipment, net	1,120,526	1,097,247
Goodwill	213,977	475,791
Other Intangible Assets, net	64,300	64,300
Operating Right-of-Use Lease Assets	330,322	337,842
Finance Right-of-Use Lease Assets	60,121	34,691
Other Assets	74,180	43,554
Total Assets	$3,745,993	$4,071,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$585,225	$860,871
Notes payable - floor plan - non-trade	739,019	678,223
Trade accounts payable	105,098	135,217
Operating short-term lease liabilities	42,339	43,332
Finance short-term lease liabilities	3,515	1,564
Accrued interest	8,496	10,830
Other accrued liabilities	279,477	266,211
Current maturities of long-term debt	68,244	69,908
Total current liabilities	1,831,413	2,066,156
Long-Term Debt	651,823	636,978
Other Long-Term Liabilities	88,753	73,746
Operating Long-Term Lease Liabilities	296,564	304,151
Finance Long-Term Lease Liabilities	62,290	36,313
Deferred Income Taxes	345	8,927
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 65,607,628 shares issued and 29,797,727 shares outstanding at December 31, 2020; 64,733,667 shares issued and 31,105,000 shares outstanding at December 31, 2019	656	647
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2020 and 2019	121	121
Paid-in capital	767,599	755,904
Retained earnings	721,770	790,158
Accumulated other comprehensive income (loss)	(3,616)	(2,062)
Treasury stock, at cost; 35,809,901 Class A Common Stock shares held at December 31, 2020 and 33,628,667 Class A Common Stock shares held at December 31, 2019	(671,725)	(600,004)
Total Stockholders’ Equity	814,805	944,764
Total Liabilities and Stockholders’ Equity	$3,745,993	$4,071,035
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$4,281,223	$4,889,171	$4,974,097
Used vehicles	3,564,832	3,489,972	2,973,498
Wholesale vehicles	197,378	202,946	217,625
Total vehicles	8,043,433	8,582,089	8,165,220
Parts, service and collision repair	1,233,735	1,395,303	1,380,887
Finance, insurance and other, net	489,874	476,951	405,523
Total revenues	9,767,042	10,454,343	9,951,630
Cost of Sales:
New vehicles	(4,047,132)	(4,656,084)	(4,732,595)
Used vehicles	(3,458,834)	(3,342,576)	(2,830,510)
Wholesale vehicles	(198,249)	(207,378)	(228,874)
Total vehicles	(7,704,215)	(8,206,038)	(7,791,979)
Parts, service and collision repair	(639,182)	(727,288)	(713,526)
Total cost of sales	(8,343,397)	(8,933,326)	(8,505,505)
Gross profit	1,423,645	1,521,017	1,446,125
Selling, general and administrative expenses	(1,028,666)	(1,099,374)	(1,145,325)
Impairment charges	(270,017)	(20,768)	(29,514)
Depreciation and amortization	(91,023)	(93,169)	(93,623)
Operating income (loss)	33,939	307,706	177,663
Other income (expense):
Interest expense, floor plan	(27,228)	(48,519)	(48,398)
Interest expense, other, net	(41,572)	(52,953)	(54,059)
Other income (expense), net	97	(6,589)	106
Total other income (expense)	(68,703)	(108,061)	(102,351)
Income (loss) from continuing operations before taxes	(34,764)	199,645	75,312
Provision for income taxes for continuing operations - benefit (expense)	(15,900)	(55,108)	(22,922)
Income (loss) from continuing operations	(50,664)	144,537	52,390
Discontinued operations:
Income (loss) from discontinued operations before taxes	(1,002)	(554)	(1,017)
Provision for income taxes for discontinued operations - benefit (expense)	281	154	277
Income (loss) from discontinued operations	(721)	(400)	(740)
Net income (loss)	$(51,385)	$144,137	$51,650
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(1.19)	$3.36	$1.23
Earnings (loss) per share from discontinued operations	(0.02)	(0.01)	(0.02)
Earnings (loss) per common share	$(1.21)	$3.35	$1.21
Weighted-average common shares outstanding	42,483	43,016	42,708
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(1.19)	$3.31	$1.22
Earnings (loss) per share from discontinued operations	(0.02)	(0.01)	(0.02)
Earnings (loss) per common share	$(1.21)	$3.30	$1.20
Weighted-average common shares outstanding	42,483	43,710	42,950

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income (loss)	$(51,385)	$144,137	$51,650
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap and rate cap agreements	1,476	(3,819)	2,173
Amortization of terminated interest rate swap agreements	(1,912)	(2,484)	(429)
Pension actuarial income (loss)	(1,843)	(2,670)	2,368
Total other comprehensive income (loss) before taxes	(2,279)	(8,973)	4,112
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	725	2,678	(1,186)
Other comprehensive income (loss)	(1,554)	(6,295)	2,926
Comprehensive income (loss)	$(52,939)	$137,842	$54,576

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2017	63,457	$635	(32,290)	$(573,513)	12,029	$121	$732,854	$625,356	$1,307	$786,760
Shares awarded under stock compensation plans	740	7	—	—	—	—	345	—	—	352
Purchases of treasury stock	—	—	(1,186)	(24,110)	—	—	—	—	—	(24,110)
Effect of cash flow hedge instruments, net of tax expense of $460	—	—	—	—	—	—	—	—	1,284	1,284
Pension actuarial income, net of tax expense of $726	—	—	—	—	—	—	—	—	1,642	1,642
Restricted stock amortization	—	—	—	—	—	—	11,853	—	—	11,853
Net income (loss)	—	—	—	—	—	—	—	51,650	—	51,650
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	3,918	—	3,918
Class A dividends declared ($0.24 per share)	—	—	—	—	—	—	—	(7,346)	—	(7,346)
Class B dividends declared ($0.24 per share)	—	—	—	—	—	—	—	(2,887)	—	(2,887)
Balance at December 31, 2018	64,197	$642	(33,476)	$(597,623)	12,029	$121	$745,052	$670,691	$4,233	$823,116
Shares awarded under stock compensation plans	537	5	—	—	—	—	55	—	—	60
Purchases of treasury stock	—	—	(153)	(2,381)	—	—	—	—	—	(2,381)
Effect of cash flow hedge instruments, net of tax benefit of $1,944	—	—	—	—	—	—	—	—	(4,359)	(4,359)
Pension actuarial income, net of tax benefit of $734	—	—	—	—	—	—	—	—	(1,936)	(1,936)
Restricted stock amortization	—	—	—	—	—	—	10,797	—	—	10,797
Net income (loss)	—	—	—	—	—	—	—	144,137	—	144,137
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(7,428)	—	(7,428)
Class A dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(12,430)	—	(12,430)
Class B dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(4,812)	—	(4,812)
Balance at December 31, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$755,904	$790,158	$(2,062)	$944,764
Shares awarded under stock compensation plans	874	9	—	—	—	—	(9)	—	—	—
Purchases of treasury stock	—	—	(2,181)	(71,721)	—	—	—	—	—	(71,721)
Effect of cash flow hedge instruments, net of tax benefit of $218	—	—	—	—	—	—	—	—	(218)	(218)
Pension actuarial income, net of tax benefit of $507	—	—	—	—	—	—	—	—	(1,336)	(1,336)
Restricted stock amortization	—	—	—	—	—	—	11,704	—	—	11,704
Net income (loss)	—	—	—	—	—	—	—	(51,385)	—	(51,385)
Class A dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(12,191)	—	(12,191)
Class B dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(4,812)	—	(4,812)
Balance at December 31, 2020	65,608	$656	(35,810)	$(671,725)	12,029	$121	$767,599	$721,770	$(3,616)	$814,805

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,385)	$144,137	$51,650
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	87,571	89,949	93,617
Provision for bad debt expense	728	522	531
Other amortization	4	5	617
Debt issuance cost amortization	2,900	2,478	2,418
Stock-based compensation expense	11,704	10,797	11,853
Deferred income taxes	(33,677)	(20,845)	(20,606)
Net distributions from equity investee	93	(101)	(225)
Asset impairment charges	270,017	20,768	29,514
Loss (gain) on disposal of dealerships and property and equipment	(7,298)	(75,318)	(43,164)
Loss (gain) on exit of leased dealerships	—	(170)	1,709
Loss (gain) on retirement of debt	—	6,690	—
Changes in assets and liabilities that relate to operations:
Receivables	64,812	4,652	50,351
Inventories	278,098	(78,523)	(78,701)
Other assets	(11,368)	47,472	11,288
Notes payable - floor plan - trade	(275,646)	39,797	16,836
Trade accounts payable and other liabilities	(55,474)	(21,396)	15,987
Total adjustments	332,464	26,777	92,025
Net cash provided by (used in) operating activities	281,079	170,914	143,675
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(19,747)	—	—
Purchases of land, property and equipment	(127,183)	(125,576)	(163,619)
Proceeds from sales of property and equipment	37,105	10,841	19,554
Proceeds from sales of dealerships	9,641	250,711	128,734
Proceeds from company-owned life insurance	—	805	—
Net cash provided by (used in) investing activities	(100,184)	136,781	(15,331)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	60,796	(34,743)	3,868
Borrowings on revolving credit facilities	460,916	482,488	918,967
Repayments on revolving credit facilities	(460,916)	(482,488)	(993,967)
Proceeds from issuance of long-term debt	57,880	109,088	21,072
Debt issuance costs	(2,681)	(1,427)	(144)
Principal payments and repurchase of long-term debt	(44,920)	(40,274)	(45,053)
Repurchase of debt securities	—	(294,095)	—
Reduction of finance lease liabilities	(21,906)	(5,181)	—
Purchases of treasury stock	(71,721)	(2,381)	(24,110)
Issuance of shares under stock compensation plans	—	60	352
Dividends paid	(17,133)	(15,493)	(9,827)
Net cash provided by (used in) financing activities	(39,685)	(284,446)	(128,842)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,210	23,249	(498)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,103	5,854	6,352
CASH AND CASH EQUIVALENTS, END OF YEAR	$170,313	$29,103	$5,854
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Effect of cash flow hedge instruments (net of tax benefit of $218 and $1,944 in the years ended December 31, 2020 and 2019, respectively and net of tax expense of $460 in the year ended December 31, 2018)	$(218)	$(4,359)	$1,284
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$69,337	$104,204	$98,126
Income taxes	$56,844	$72,752	$35,217

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business - Sonic Automotive, Inc. (“Sonic,” the “Company,” “we,” “us” or “our”) is one of the largest automotive retailers in the United States (“U.S.”) (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2020: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2020, we operated 84 stores in the Franchised Dealerships Segment and 16 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 96 new vehicle franchises (representing 21 different brands of cars and light trucks) and 14 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our guests in pre-owned vehicle specialty retail locations. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs).
COVID 19 - The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020 and continued throughout the remainder of 2020. The impact on the economy affected both consumer demand and supply of manufactured goods as many countries around the world and states and municipalities in the U.S. mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on in-person retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated employees. In the U.S., the federal government passed several relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Families First Coronavirus Response Act, in an attempt to provide short-term relief to families and businesses as a result of the economic impacts of the COVID-19 pandemic.
This broader economic backdrop resulting from the COVID-19 pandemic had a direct impact on our business and operations in 2020. As a result of the pandemic and related shelter-in-place or stay-at-home orders, we transitioned many of our teammates to remote work arrangements. In situations where a teammate’s role did not permit remote work (e.g., service repair technicians), we implemented staggered work hours, social distancing and other safety measures to promote the health and safety of our teammates and guests. As a result of the systems and infrastructure we had in place prior to the pandemic, we were largely able to maintain our back-office operations, financial reporting and internal control processes with minimal disruption or changes in the effectiveness of such processes.
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. During the end of the first quarter of 2020 and the first two months of the second quarter of 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers but experienced lower consumer demand as a result of the initial onset of the pandemic and state and local governmental restrictions on business and consumer activities. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have largely been able to continue to conduct business so far, while adjusting operations to comply with state and local standards for safety and social distancing to promote the health and safety of our teammates and guests. As a result, in the first quarter and second quarter of 2020, we experienced a decrease in total revenues of 3% and 19%, respectively, as compared to the applicable prior year quarter. Beginning in the latter part of the second quarter of 2020, vehicle sales and fixed operations repair activity began to improve as state and local jurisdictions relaxed their shelter-in-place or stay-at-home orders and consumer activity began to recover into the third quarter of 2020. For the third quarter of 2020, total revenues decreased 6% compared to the prior year quarter. As of December 31, 2020, most of such restrictions had been relaxed; however, our stores remain subject to certain health and safety policies and practices that may affect the way we sell vehicles and interact with our guests. For the fourth quarter of 2020, total revenues increased 2% compared to the prior year quarter.
The ongoing effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic recovery in the fiscal year ending December 31, 2021, the ongoing pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, especially if the pandemic worsens or the regulatory environment changes in response to the pandemic. This may lead to increased asset recovery and valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the events and circumstances at the onset of the COVID-19 pandemic, during the first quarter of 2020, we evaluated our indefinite lived intangible assets for impairment. This evaluation included reviews of fixed assets and related right-of-use assets, franchise assets and goodwill. As a result of this evaluation, we determined the carrying values of all indefinite lived intangible assets to be recoverable at March 31, 2020 with the exception of goodwill related to our franchised dealership reporting unit, resulting in a non-cash goodwill impairment charge of $268.0 million. After considering the $82.4 million non-deductible book goodwill portion of this impairment charge, the tax effect is a net tax benefit of approximately $51.3 million. One of the primary factors which contributed to the conclusion that goodwill was impaired was the decline in the market value of Sonic’s stock between the announcement date of the pandemic on March 11, 2020 and March 31, 2020. Based on the improvement in our business operations and market value during the second, third and fourth quarters of 2020, our future forecast expectations, and the results of our qualitative test, it was determined to be more likely than not that the fair value of our reporting units exceeded the carrying value. See Note 5, “Intangible Assets and Goodwill,” for further discussion.
Principles of Consolidation - All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying consolidated financial statements except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.
Recent Accounting Pronouncements - In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaced the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU was effective for fiscal years beginning after December 15, 2019. We adopted this ASU as of January 1, 2020 and the effects of this ASU did not materially impact our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London InterBank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been modified, amended or renegotiated to accommodate a transition to a new reference rate, but we will continue to evaluate any such modifications or amendments to our contracts to determine the applicability of this standard on our consolidated financial statements and related financial statement disclosures.
Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, particularly related to intangible asset values, deferred tax asset values and reserves for unrecognized tax benefits, reserves for legal matters, insurance reserves, reserves for future commission revenue to be returned to the third-party provider for early termination of finance and insurance contracts (“chargebacks”), and estimates of certain retrospective finance and insurance revenue.
Cash and Cash Equivalents - We classify cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents.
Revenue Recognition - Revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. ASC Topic 606, “Revenue from Contracts with Customers,” applies a five-step model that includes: (1) identifying the contract(s) with the customer; (2) identifying the performance obligation(s) in the contract(s); (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s) in the contract(s); and (5) recognizing revenue as the performance obligation(s) are satisfied. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We do not include the cost of obtaining contracts within the related revenue streams since we elected the practical expedient to expense the costs to obtain a contract when incurred.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Retrospective finance and insurance revenues (“F&I retro revenues”) are recognized when the product contract has been executed with the end customer and are estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues, which represent variable consideration, subject to constraint, are to be included in the transaction price and recognized when or as the performance obligation is satisfied. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
We record revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered. Conditions for completing a sale include having an agreement with the customer, including pricing, and it being probable that the proceeds from the sale will be collected.
Receivables, net in the accompanying consolidated balance sheet as of December 31, 2020 and 2019 include approximately $3.9 million and $5.1 million, respectively, related to work in process, and approximately $21.7 million and $12.9 million, respectively, related to contract assets from F&I retro revenue recognition. Changes in contract assets from December 31, 2019 to December 31, 2020 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods.
We arrange financing for our guests through various financial institutions and receive a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to our guests and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract. We may be assessed a chargeback fee in the event of early cancellation of a loan or insurance contract by the guest. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time of sale. As of December 31, 2020 and 2019, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were approximately $34.2 million and $32.0 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
Floor Plan Assistance - We receive floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of our new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales were approximately $40.6 million, $41.5 million and $42.2 million for 2020, 2019 and 2018, respectively.
Contracts in Transit - Contracts in transit represent finance contracts evidencing loans or lease agreements between us, as creditor, and the guest, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given us initial, non-binding approval to assume our position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the guest at the dealership. These finance contracts are typically funded within 10 days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the guest until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the guest to us. Contracts in transit are included in receivables, net on the accompanying consolidated balance sheets and totaled approximately $179.7 million and $230.9 million at December 31, 2020 and 2019, respectively.
Accounts Receivable - In addition to contracts in transit, our accounts receivable primarily consists of amounts due from automobile manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We evaluate receivables for collectability based on the age of the receivable, the credit history of the third party, past collection experience, current economic conditions, and reasonable and supportable forecasts of future conditions. The recorded allowance for doubtful accounts receivable was not significant at December 31, 2020 and 2019.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We assess the valuation of all of our vehicle and parts inventories and maintain a reserve when the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles, service loaners and parts inventory, we consider recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within our network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within our network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves were not significant at December 31, 2020 and 2019.
Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the estimated useful life or the remaining available lease term. The available lease term includes renewal options if the exercise of a renewal option has been determined to be reasonably assured.
The range of estimated useful lives is as follows:

Buildings, leasehold and land improvements	10-30 years
Furniture, fixtures and equipment	3-10 years
We review the carrying value of property and equipment and other long-lived assets (including related right-of-use assets for leased properties, but excluding goodwill and other intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, we compare the carrying amount of the asset to the estimated undiscounted cash flows related to that asset. We conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If we determine an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, we determine fair value by using a discounted cash flow (“DCF”) model. See Note 4, “Property and Equipment,” for a discussion of impairment charges.
Derivative Instruments and Hedging Activities - We utilize derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2020, we utilized interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.
Goodwill - Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for impairment at least annually (as of October 1 of each year) or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary. Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our indefinite lived intangible assets during the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of the goodwill related to our franchised dealership reporting unit was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268.0 million to reduce the carrying value to fair value as of March 31, 2020. We utilized the DCF method, using unobservable inputs (Level 3) to estimate Sonic’s enterprise value as of March 31, 2020 and reconciled the discounted cash flows to Sonic’s market capitalization, using quoted market price inputs (Level 1). The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs), control premium factors and residual growth rates. Based on the improvement in our business operations and market value during the second, third and fourth quarters of 2020, our future forecast expectations, and the results of our qualitative test, it was determined to be more likely than not that the fair value of our reporting units exceeded the carrying value.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For purposes of goodwill impairment testing, we have two reporting units, which consist of: (1) our traditional franchised dealerships and (2) our EchoPark stores. The carrying value of our goodwill totaled approximately $214.0 million at December 31, 2020, $147.3 million of which was related to our franchised dealership reporting unit and $66.7 million of which was related to our EchoPark reporting unit.
Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. We classify franchise and dealer agreements as indefinite lived intangible assets as it has been our experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, we believe that our franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired on or after July 1, 2001 have been included in other intangible assets, net on the accompanying consolidated balance sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying consolidated balance sheets. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate other intangible assets for impairment annually (as of October 1 each year) or more frequently if indications of impairment exist.
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
Based on the October 1, 2020 impairment test, we determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all of our franchises, resulting in no franchise asset impairment charges during 2020. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.
Insurance Reserves - We have various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2020 and 2019, we had approximately $25.8 million and $23.1 million, respectively, reserved for such programs.
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
Concentrations of Credit and Business Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to receivables from automobile manufacturers, totaling approximately $80.2 million and $94.8 million at December 31, 2020 and 2019, respectively, and receivables from financial institutions (which include manufacturer-

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
affiliated finance companies and commercial banks), totaling approximately $208.8 million and $258.7 million at December 31, 2020 and 2019, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.
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
Financial Instruments and Market Risks - As of December 31, 2020 and 2019, the fair values of our financial instruments including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of our fixed rate long-term debt and other financial instruments.
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
Advertising - We expense advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $42.2 million, $60.8 million and $63.1 million for 2020, 2019 and 2018, respectively, and is classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
We have cooperative advertising reimbursement agreements with certain automobile manufacturers we represent. These agreements require us to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not we would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $19.2 million, $25.3 million and $26.7 million for 2020, 2019 and 2018, respectively.
Segment Information - We have determined we have two reportable segments: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment, for purposes of reporting financial condition and results of operations. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products. The EchoPark Segment is comprised of pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us.
Earnings Per Share - The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants.
2. Business Acquisitions and Dispositions
Acquisitions
We acquired two pre-owned businesses for approximately $19.7 million and opened seven new EchoPark stores during 2020. We did not acquire any businesses and opened one new EchoPark store in 2019. We opened one manufacturer-awarded luxury franchised dealership and three new EchoPark stores in 2018. Acquisitions are included in the consolidated financial statements from the date of acquisition.
Dispositions
We disposed of one mid-line import franchised dealership and terminated two luxury franchises in 2020, which generated net cash from dispositions of approximately $9.6 million. We disposed of one luxury franchised dealership and nine

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
mid-line import franchised dealerships in 2019, which generated net cash from dispositions of approximately $250.7 million. We disposed of two luxury franchised dealerships and five mid-line import franchised dealerships in 2018, which generated net cash from dispositions of approximately $128.7 million. Additionally, we terminated one luxury franchised dealership and ceased operations at a previously acquired pre-owned store in Florida and four stores in our EchoPark Segment in 2018. In conjunction with dealership dispositions, we have agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not have been known at the time of sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.
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
Income (loss) from operations and lease exit accrual adjustments and charges associated with disposed dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income (loss) from operations before taxes	$(1,002)	$(554)	$(610)
Lease exit accrual adjustments and charges	—	—	(407)
Income (loss) from discontinued operations before taxes	$(1,002)	$(554)	$(1,017)
Revenues and other operating results associated with disposed dealerships that remain in continuing operations were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income (loss) from operations before taxes and items below	$(2,580)	$2,717	$(5,158)
Gain (loss) on disposal of dealerships (1)	3,095	74,812	39,307
Lease exit accrual adjustments and charges	—	170	(408)
Impairment charges	—	—	(8,137)
Income (loss) before taxes	$515	$77,699	$25,604
Total revenues	$52,138	$419,469	$884,581
(1)Included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2020, we did not have any franchises classified as held for sale; however, in the future, we may sell franchises that are not currently held for sale.
3. Inventories and Related Notes Payable - Floor Plan
Inventories consist of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
New vehicles	$648,448	$983,123
Used vehicles	413,209	319,791
Service loaners	128,531	152,278
Parts, accessories and other	57,066	62,683
Net inventories	$1,247,254	$1,517,875
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with either a syndicate of financial institutions and manufacturer-affiliated finance companies or directly with individual manufacturer-affiliated finance companies and other lending institutions. The new and used vehicle floor plan facilities bear interest at

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
variable rates based on either LIBOR or prime rates, depending on the lender arrangement. The weighted-average interest rate for our new vehicle floor plan facilities was 1.72%, 3.03% and 3.10% for 2020, 2019 and 2018, respectively. Our floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and charged against cost of sales when the associated inventory is sold. For 2020, 2019 and 2018, we recognized a reduction in cost of sales of approximately $40.6 million, $41.5 million and $42.2 million, respectively, related to manufacturer floor plan assistance.
The weighted-average interest rate for our used vehicle floor plan facilities was 2.02%, 3.10% and 2.98% for 2020, 2019 and 2018, respectively.
The new and used vehicle floor plan facilities are collateralized by vehicle inventory and other assets, excluding goodwill and other intangible assets, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all of these restrictive covenants as of December 31, 2020.
4. Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Land	$375,297	$373,301
Buildings and improvements	1,028,016	969,609
Furniture, fixtures and equipment	365,222	346,260
Construction in progress	34,767	50,928
Total, at cost	1,803,302	1,740,098
Less accumulated depreciation	(673,082)	(616,611)
Subtotal	1,130,220	1,123,487
Less assets held for sale (1)	(9,694)	(26,240)
Property and equipment, net	$1,120,526	$1,097,247
(1)Classified in other current assets in the accompanying consolidated balance sheets.
Interest capitalized in conjunction with construction projects and software development was approximately $0.8 million, $1.6 million and $1.5 million for 2020, 2019 and 2018, respectively. As of December 31, 2020, commitments for facility construction projects totaled approximately $56.9 million.
During 2020, 2019 and 2018, property and equipment impairment charges were recorded as noted in the following table:

	Franchised Dealerships Segment	EchoPark Segment	Consolidated
Year Ended December 31,	(In thousands)
2020	$2,017	$—	$2,017
2019	$1,101	$19,667	$20,768
2018	$25,832	$1,582	$27,414
Impairment charges in 2020 were due to the abandonment of certain construction projects. Impairment charges in 2019 and 2018 were due to the fair value adjustments of long-lived assets held for sale related to real estate at former EchoPark locations, the abandonment of certain internally-developed software applications, the abandonment and disposal of dealership equipment or our estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Intangible Assets and Goodwill
Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our indefinite lived intangible assets during the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of the goodwill related to our franchised dealership reporting unit was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268.0 million and a corresponding income tax benefit of $51.3 million to reduce the carrying value to fair value as of March 31, 2020. We utilized the DCF method, using unobservable inputs (Level 3) to estimate Sonic’s enterprise value as of March 31, 2020 and reconciled the discounted cash flows to Sonic's market capitalization, using quoted market price inputs (Level 1). The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs), control premium factors and residual growth rates. Based on the improvement in our business operations and market value during the second, third and fourth quarters of 2020, our future forecast expectations, and the results of our qualitative test, it was determined to be more likely than not that the fair value of our reporting units exceeded the carrying value.
The changes in the carrying amount of franchise assets and goodwill for 2020 and 2019 were as follows:

	Franchise Assets	Net Goodwill
	(In thousands)
Balance at December 31, 2018	$65,700	$509,592	(1)
Reductions from dispositions	(1,400)	(33,801)
Balance at December 31, 2019	$64,300	$475,791	(1)
Additions through current year acquisitions	—	6,680
Reductions from dispositions	—	(494)
Reductions from impairment	—	(268,000)
Balance at December 31, 2020	$64,300	$213,977	(2)
(1)Net of accumulated impairment losses of $796.7 million.
(2)Net of accumulated impairment losses of $1.1 billion.
Other Intangible Assets
Other intangible assets consist of franchise assets on the accompanying consolidated balance sheets. Pursuant to applicable accounting pronouncements, we evaluate our franchise assets for impairment annually (as of October 1 of each year) or more frequently if indications of impairment exist. There were no franchise asset impairment charges for 2020 or 2019.
6. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$—
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
2019 Mortgage Facility (2)	100,906	109,088
Mortgage notes to finance companies - fixed rate, bearing interest from 2.41% to 7.03%	212,135	194,535
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	164,889	161,345
Subtotal	$727,930	$714,968
Debt issuance costs	(7,863)	(8,082)
Total debt	720,067	706,886
Less current maturities	(68,244)	(69,908)
Long-term debt	$651,823	$636,978
(1)The interest rate on the 2016 Revolving Credit Facility (as defined below) was 150 basis points above LIBOR at both December 31, 2020 and 2019.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) The interest rate on the 2019 Mortgage Facility (as defined below) was 150 and 200 basis points above LIBOR at December 31, 2020 and 2019, respectively.

Future maturities of long-term debt are as follows:

Principal
Year Ending December 31,	(In thousands)
2021	$68,244
2022	51,417
2023	73,699
2024	115,842
2025	86,155
Thereafter	332,573
Total	$727,930

2016 Credit Facilities
On November 30, 2016, we entered into an amended and restated syndicated revolving credit facility (the “2016 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2016 Floor Plan Facilities” and, together with the 2016 Revolving Credit Facility, the “2016 Credit Facilities”). The amendment and restatement of the 2016 Credit Facilities extended the scheduled maturity date, increased availability under the 2016 Revolving Credit Facility by $25.0 million and increased availability under the 2016 Floor Plan Facilities by $215.0 million, among other things. On September 17, 2020, the 2016 Credit Facilities were amended to extend the scheduled maturity date for one additional year, to November 30, 2022.
Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $245.5 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $295.5 million upon satisfaction of certain conditions. As of December 31, 2020, the 2016 Revolving Borrowing Base was approximately $227.7 million based on balances as of such date which will go into effect upon filing of this Annual Report on Form 10-K. As of December 31, 2020, we had no outstanding borrowings and approximately $13.0 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in total borrowing availability of approximately $214.7 million under the 2016 Revolving Credit Facility.
The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (as amended, the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (as amended, the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount of up to $966.0 million. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.216 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 40% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. During the second quarter of 2020, we amended the 2016 Floor Plan Facilities to convert the 2016 Used Vehicle Floor Plan Facility from a borrowing base calculation of availability to a vehicle identification number (“VIN”)-specific floor plan borrowing and payoff process, which provides additional borrowing flexibility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. The amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.
We have agreed under the 2016 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2016 Credit Facilities permit cash dividends on our Class A and Class B Common Stock so long as no Event of Default (as defined in the 2016 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2016 Credit Facilities.

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
The indenture governing the 6.125% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third-party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing the 6.125% Notes limits our ability to pay quarterly cash dividends on our Class A and Class B Common Stock in excess of $0.12 per share. We may only pay quarterly cash dividends on our Class A and Class B Common Stock if we comply with the terms of the indenture governing the 6.125% Notes. We were in compliance with all restrictive covenants in the indenture governing the 6.125% Notes as of December 31, 2020.
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
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of December 31, 2020, we had approximately $100.9 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $11.3 million under the 2019 Mortgage Facility.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Mortgage Notes to Finance Companies
As of December 31, 2020, the weighted-average interest rate of other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.52% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $377.0 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2021 and 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement with Ally Bank which is scheduled to mature on June 22, 2021 (the “2020 Line of Credit Facility”).
The 2020 Line of Credit Facility has borrowing availability of up to $57.0 million, which can be used for general corporate purposes. The amount available for borrowing under the 2020 Line of Credit Facility is directly tied to the appraised value of certain real estate properties of the Company which are used as collateral for any funds drawn under the 2020 Line of Credit Facility. As of December 31, 2020, we had no outstanding borrowings under the 2020 Line of Credit Facility, resulting in $57.0 million remaining borrowing availability under the 2020 Line of Credit Facility.
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
Covenants
We have agreed under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.
We were in compliance with the financial covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility as of December 31, 2020. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit) of:

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2020 actual	1.18	2.07	2.78
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2020, we had approximately $303.3 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants as of December 31, 2020.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2020, the ratio was 6.93 to 1.00.
Derivative Instruments and Hedging Activities
As of both December 31, 2020 and 2019, we had interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cap agreements, interest rates reset monthly. We paid cash premiums of approximately $2.8 million and $1.9 million in 2018 and 2017, respectively, upon entering into new interest rate cap agreements, and the cash premiums were reflected in operating cash flows for the periods in which the premiums were paid. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $2.2 million and $3.7 million as of December 31, 2020 and 2019, respectively, and will be amortized into income as a reduction of interest expense, other, net in the accompanying consolidated statements of operations over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions at December 31, 2020 was not material to the accompanying consolidated balance sheet as of such date. The fair value of the outstanding interest rate cap positions at December 31, 2019 was a net asset of approximately $0.1 million, included in other assets in the accompanying consolidated balance sheet as of such date.

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$312.5	2.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$250.0	3.000%	one-month LIBOR	July 1, 2019	June 30, 2020
$225.0	3.000%	one-month LIBOR	July 1, 2020	June 30, 2021
$150.0	2.000%	one-month LIBOR	July 1, 2020	July 1, 2021
$250.0	3.000%	one-month LIBOR	July 1, 2021	July 1, 2022
(1)Under these interest rate caps, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of operations.
(2)The one-month LIBOR rate was approximately 0.144% at December 31, 2020.
The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying consolidated statements of cash flows. There was no incremental interest income (the excess of interest received over interest paid) related to the interest rate caps for 2020. The incremental interest income (the excess of interest received over interest

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
paid) related to the interest rate caps was approximately $1.2 million and $0.2 million for 2019 and 2018, respectively, and is included as a reduction of interest expense, other, net in the accompanying consolidated statements of operations, and the interest amount is disclosed in the supplemental disclosures of cash flow information in the accompanying consolidated statements of cash flows. There is no estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months related to previously terminated interest rate swap financial instruments.
7. Income Taxes
The provision for income taxes for continuing operations - benefit (expense) consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$(33,819)	$(62,016)	$(37,028)
State	(16,549)	(12,563)	(7,411)
Total current	(50,368)	(74,579)	(44,439)
Deferred	34,468	19,471	21,517
Total provision for income taxes for continuing operations - benefit (expense)	$(15,900)	$(55,108)	$(22,922)
The reconciliation of the U.S. statutory federal income tax rate with our federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory federal income tax rate	21.00%	21.00%	21.00%
Effective state income tax rate	(8.44)%	4.10%	4.60%
Valuation allowance adjustments	7.45%	(0.18)%	0.20%
Uncertain tax positions	(0.63)%	(0.45)%	0.17%
Effect of goodwill impairment	(60.22)%	0.00%	0.00%
Non-deductible compensation	(7.13)%	1.48%	3.06%
Tax credits	7.37%	0.00%	0.00%
Other	(5.13)%	1.65%	1.41%
Effective income tax rate	(45.73)%	27.60%	30.44%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Deferred tax assets:
Accruals and reserves	$32,920	$27,271
State net operating loss carryforwards	8,965	10,771
Basis difference in property and equipment	9,941	20,923
Interest and state taxes associated with the liability for uncertain income tax positions	987	938
Fair value of interest rate swaps and interest rate caps	1,354	1,153
Basis difference in liabilities related to right-of-use assets	98,447	93,808
Basis difference in inventories	427	—
Other	1,904	2,146
Total deferred tax assets	154,945	157,010

Deferred tax liabilities:
Basis difference in inventories	—	(804)
Basis difference in goodwill	(24,497)	(61,397)
Basis difference in right-of-use assets	(95,078)	(90,679)
Other	(1,603)	(2,316)
Total deferred tax liabilities	(121,178)	(155,196)
Valuation allowance	(5,184)	(7,775)
Net deferred tax asset (liability)	$28,583	$(5,961)
Net long-term deferred tax asset balances were approximately $28.9 million and $3.0 million at December 31, 2020 and 2019, respectively, and are recorded in other assets on the accompanying consolidated balance sheets. Net long-term deferred tax liability balances were approximately $0.3 million and $8.9 million at December 31, 2020 and 2019, respectively, and are recorded in deferred income taxes on the accompanying consolidated balance sheets.
We have approximately $203.5 million in gross state net operating loss carryforwards that will expire between 2021 and 2039. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2020, we had recorded a valuation allowance amount of approximately $5.2 million related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
At January 1, 2020, we had liabilities of approximately $4.4 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2020, was approximately $0.5 million related to interest and penalties which we have estimated may be paid as a result of our tax positions. It is our policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to our unrecognized tax benefits is presented below.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019	2018
	(In thousands)
Unrecognized tax benefit liability, January 1 (1)	$3,839	$4,901	$4,645
New positions	—	—	—
Prior period positions:
Increases	1,749	1,795	7
Decreases	(2,230)	(2,697)	(199)
Increases from current period positions	774	582	714
Settlements	—	(653)	—
Lapse of statute of limitations	(8)	(8)	(69)
Other	(89)	(81)	(197)
Unrecognized tax benefit liability, December 31 (2)	$4,035	$3,839	$4,901
(1)Excludes accrued interest and penalties of $0.5 million, $0.6 million and $0.6 million at January 1, 2020, 2019 and 2018, respectively.
(2)Excludes accrued interest and penalties of $0.5 million, $0.5 million and $0.6 million at December 31, 2020, 2019 and 2018, respectively.
Approximately $4.0 million and $3.8 million of the unrecognized tax benefits as of December 31, 2020 and 2019, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2020 recorded liability is approximately $0.5 million related to interest and penalties which we have estimated may be paid as a result of our tax positions. We do not anticipate any significant changes in our unrecognized tax benefit liability within the next 12 months.
Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2017 through 2020 U.S. federal income tax returns remain open to examination by the U.S. Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2015 to 2020.
8. Related Parties
Certain of our dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, LLC (“Speedway Motorsports”), for resale to Fixed Operations guests of our dealerships in the ordinary course of business. Sonic’s Executive Chairman, Mr. O. Bruton Smith, is also the Executive Chairman of Speedway Motorsports, and Mr. Smith’s son, Mr. Marcus G. Smith, a director and a greater than 10% beneficial owner of Sonic, is the Chief Executive Officer and President of Speedway Motorsports, a director of Speedway Motorsports, and an Executive Vice President of Sonic Financial Corporation (“SFC”), which is the largest stockholder of Sonic. Total purchases from Oil-Chem by our dealerships were approximately $1.4 million in 2020, and approximately $1.6 million in both 2019 and 2018. We also engaged in other transactions with various Speedway Motorsports subsidiaries, consisting primarily of (1) merchandise and apparel purchases from SMISC Holdings, LLC. (d/b/a SMI Properties) for approximately $0.6 million in 2020, and approximately $0.9 million in both 2019 and 2018; and (2) vehicle sales to various Speedway Motorsports subsidiaries for approximately $0.1 million in 2020, and approximately $0.2 million in both 2019 and 2018.
We participate in various aircraft-related transactions with SFC, a privately held company controlled by Mr. O. Bruton Smith and his family. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by our executives, a management agreement with SFC for storage and maintenance of aircraft leased by us from unrelated third parties and the use of our aircraft for business-related travel by certain affiliates of SFC. We incurred net expenses of approximately $0.6 million in 2020, and approximately $0.3 million in both 2019 and 2018 in transactions with SFC.
In October 2019, the Company and Lincoln Harris, LLC (“Lincoln Harris”) entered into a Facility Management Services Agreement, pursuant to which Lincoln Harris agreed to provide maintenance, repair and other facility management services to Sonic’s Charlotte area franchised dealerships. Mr. John W. Harris III, a Sonic director, serves as President and as a director of Lincoln Harris. Fees paid to Lincoln Harris by Sonic pursuant to the Facility Management Services Agreement were approximately $0.4 million in 2020.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Capital Structure and Per Share Data
Preferred Stock - We have 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors has designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2020 or 2019.
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
Share Repurchases - Prior to December 31, 2019, our Board of Directors had authorized us to expend up to $695.0 million to repurchase shares of our Class A Common Stock. In 2020, our Board of Directors approved an additional $60.0 million of share repurchase authorization. As of December 31, 2020, we had repurchased a total of approximately 35.8 million shares of Class A Common Stock at an average price per share of approximately $18.76 and had redeemed and retired 13,801.5 shares of the Preferred Stock at an average price of $1,000 per share. As of December 31, 2020, we had approximately $69.5 million remaining under our Board’s share repurchase authorization.
Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants.
10. Employee Benefit Plans
Substantially all of our employees are eligible to participate in a 401(k) plan. Contributions by us to our 401(k) plans were approximately $8.4 million, $8.9 million and $9.2 million in 2020, 2019 and 2018, respectively.
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
The Stock Plans were adopted by our Board of Directors in order to attract and retain key personnel. Under the 2012 Plan, options to purchase shares of Class A Common Stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to us. The options are granted at the fair market value of our Class A Common Stock at the date of grant, typically vest over a period ranging from six months to three years, are exercisable upon vesting and typically expire 10 years from the date of grant. The 2012 Plan also authorizes the issuance of restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan typically vest over a period ranging from one to three years, but may be longer in certain cases. The 2012 Formula Plan provides for grants of restricted stock awards or deferred restricted stock units to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares expire on the first anniversary of the grant date. Individuals holding non-vested restricted stock awards granted under the 2012 Plan and the 2012 Formula Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units or options granted under the 2012 Plan do not have voting or dividend rights. We issue new shares of Class A Common Stock to employees and directors to satisfy our option exercise and stock grant obligations. To offset the effects of these transactions, we have historically repurchased shares of our

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Class A Common Stock after considering cash flow, market conditions and other factors; however, there is no guarantee that this will occur in future periods.
A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share data, term in years)
Balance at December 31, 2019	—	$—		—	$—	0.0	$—
Granted	2,273	$16.76	-	16.76	$16.76
Forfeited	(6)	$16.76	-	16.76	$16.76
Balance at December 31, 2020	2,267	$16.76	-	16.76	$16.76	9.3	$49,434

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Weighted-average grant date fair value of options granted	$4.17	$—	$—
Intrinsic value of stock options exercised	$—	$426	$3,564
We recognize compensation expense within selling, general and administrative expenses related to the stock options granted under the Stock Plans. $2.3 million of stock option compensation expense was recognized during 2020 and no stock option compensation expense was recognized during 2019 or 2018.
A summary of the status of the non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-Vested Restricted Stock Awards and Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per share data)
Balance at December 31, 2019	2,347	$19.34
Granted	69	$22.64
Forfeited	(3)	$14.77
Vested	(862)	$19.60
Balance at December 31, 2020	1,551	$18.31
During 2020, approximately 2,273,000 stock options were awarded to our executive officers and other key associates under the 2012 Plan. These awards vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon continuation of employment and compliance with any restrictive covenants contained in an agreement between us and the respective executive officer or other key associate. Also in 2020, approximately 69,000 restricted stock awards were granted to our Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares expire on the first anniversary of the grant date. We recognized compensation expense within selling, general and administrative expenses related to stock options, restricted stock units and restricted stock awards of approximately $11.7 million, $10.8 million and $11.9 million in 2020, 2019 and 2018, respectively.
Tax benefits recognized related to restricted stock unit and restricted stock award compensation expense were approximately $2.5 million, $2.9 million and $3.0 million for 2020, 2019 and 2018, respectively. Total compensation cost related to non-vested restricted stock units and restricted stock awards not yet recognized at December 31, 2020 was approximately $28.3 million and is expected to be recognized over a weighted-average period of approximately 5.5 years.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Executive Retirement Plan
On December 7, 2009, the Compensation Committee of our Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a non-qualified deferred compensation plan that is unfunded for federal tax purposes. The SERP included 13 active or former members of senior management at December 31, 2020. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by our tax-qualified and other non-qualified deferred compensation plans.
The following table sets forth the status of the SERP:

	Year Ended December 31,
	2020	2019
Change in projected benefit obligation:	(In thousands)
Obligation at January 1	$18,008	$13,326
Service cost	2,373	1,731
Interest cost	532	575
Actuarial loss (gain)	1,843	2,641
Amendments/settlements/curtailments loss (gain)	—	—
Benefits paid	(265)	(265)
Obligation at December 31 (1)	$22,491	$18,008
Accumulated benefit obligation	$17,476	$13,694
(1)As of December 31, 2020, approximately $0.4 million is included in other accrued liabilities and approximately $22.1 million is included in other long-term liabilities in the accompanying consolidated balance sheet as of such date. As of December 31, 2019, approximately $0.4 million is included in other accrued liabilities and approximately $17.6 million is included in other long-term liabilities in the accompanying consolidated balance sheet as of such date.

	Year Ended December 31,
	2020	2019
	(In thousands)
Change in fair value of plan assets:
Plan assets at January 1	$—	$—
Actual return on plan assets	—	—
Employer contributions	265	265
Benefits paid	(265)	(265)
Plan assets at December 31	—	—
Funded status recognized	$(22,491)	$(18,008)
The following table provides the cost components of the SERP:

	Year Ended December 31,
	2020	2019
	(In thousands)
Service cost	$2,373	$1,731
Interest cost	532	575
Net pension expense (benefit)	$2,905	$2,306
The weighted-average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2020	2019
Discount rate	2.25%	2.99%
Rate of compensation increase	3.00%	3.00%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In thousands)
2021	$360
2022	$360
2023	$360
2024	$360
2025	$360
2026 - 2030	$2,554
Multiemployer Benefit Plan
Four of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our four dealership subsidiaries are among approximately 153 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:
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
Our participation in the AI Pension Plan for 2020, 2019 and 2018 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2020 and 2019 is for the plan’s year-end at December 31, 2019 and 2018, respectively. The zone status is based on information that we received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The “FIP/RP Status - Pending/Implemented” column indicates plans for which a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by the AI Pension Plan decreased 5.5% from December 31, 2018 to December 31, 2019 and decreased 18.6% from December 31, 2019 to December 31, 2020, affecting the period-to-period comparability of the contributions for 2020, 2019 and 2018.

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund	EIN/Pension Plan Number	2020	2019	Pending /Implemented	Year Ended December 31,
					2020	2019	2018
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$159	$181	$176	Yes	Between October 2021 and February 2022
Our participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2020 and 2019. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants,

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan was in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a RP that implemented reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously adopted RP. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely. In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. As of April 2019, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2019 and is projected to become insolvent in 2031. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to us.
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
Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2020 and 2019 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2020	December 31, 2019
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$35,739	$32,799
Interest rate caps designated as hedges (2)	—	97
Total assets	$35,739	$32,896
Liabilities:
Deferred compensation plan (3)	$20,685	$17,890
Total liabilities	$20,685	$17,890
(1)Included in other assets in the accompanying consolidated balance sheets.
(2)As of December 31, 2020, the amount included in other assets was not material to the accompanying consolidated balance sheet as of such date. As of December 31, 2019, approximately $0.1 million was included in other assets in the accompanying consolidated balance sheet as of such date.
(3)Included in other long-term liabilities in the accompanying consolidated balance sheets.
The carrying value of assets and liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the accompanying consolidated balance sheet as of December 31, 2020, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment,” and Note 5, “Intangible Assets and Goodwill.”
As of December 31, 2020 and 2019, the fair values of our financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At December 31, 2020 and 2019, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
6.125% Notes (1)	$263,438	$250,000	$261,250	$250,000
Mortgage Notes (2)	$215,928	$212,135	$195,962	$194,535
(1)As determined by market quotations as of December 31, 2020 and 2019, respectively (Level 2).
(2)As determined by the DCF method (Level 2).

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Commitments and Contingencies
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
In connection with dealership dispositions and facility relocations, certain of our subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or the sublessee does not perform. In the event an assignee or a sublessee does not perform its obligations, Sonic remains liable for such obligations.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $25.0 million at December 31, 2020. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2020.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at December 31, 2020.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2020 were approximately $0.3 million and $0.2 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2019 were approximately $1.2 million and $0.3 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2017	$1,750	$(443)	$1,307
Other comprehensive income before reclassifications (1)	1,517	1,642	3,159
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(233)	—	(233)
Net current-period other comprehensive income	1,284	1,642	2,926
Balance at December 31, 2018	$3,034	$1,199	$4,233
Other comprehensive income (loss) before reclassifications (3)	(1,646)	(1,935)	(3,581)
Amounts reclassified out of accumulated other comprehensive income (loss) (4)	(2,714)	—	(2,714)
Net current-period other comprehensive income (loss)	(4,360)	(1,935)	(6,295)
Balance at December 31, 2019	$(1,326)	$(736)	$(2,062)
Other comprehensive income (loss) before reclassifications (5)	1,140	(1,336)	(196)
Amounts reclassified out of accumulated other comprehensive income (loss) (6)	(1,358)	—	(1,358)
Net current-period other comprehensive income (loss)	(218)	(1,336)	(1,554)
Balance at December 31, 2020	$(1,544)	$(2,072)	$(3,616)
(1)Net of tax expense of $548 related to gains on cash flow hedges and tax expense of $726 related to the defined benefit pension plan.
(2)Net of tax benefit of $88 related to gains on cash flow hedges.
(3)Net of tax benefit of $836 related to gains on cash flow hedges and tax benefit of $734 related to the defined benefit pension plan.
(4)Net of tax benefit of $1,108 related to gains on cash flow hedges.
(5)Net of tax expense of $337 related to cash flow hedges and tax benefit of $507 related to the defined benefit pension plan.
(6)Net of tax benefit of $555 related to cash flow hedges.
See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of our cash flow hedges. For further discussion of our defined benefit pension plan, see Note 10, “Employee Benefit Plans.”
14. Segment Information
As of December 31, 2020, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the year ended December 31, 2020 are as follows:

	Year Ended December 31,
	2020	2019	2018
Segment Revenues:	(In thousands)
Franchised Dealerships Segment Revenues:
New vehicles	$4,281,223	$4,889,171	$4,974,097
Used vehicles	2,345,936	2,493,467	2,370,799
Wholesale vehicles	168,655	180,020	197,184
Parts, service and collision repair	1,194,394	1,366,550	1,364,559
Finance, insurance and other, net	357,848	363,117	344,814
Franchised Dealerships Segment revenues	$8,348,056	$9,292,325	$9,251,453

EchoPark Segment Revenues:
Used vehicles	$1,218,896	$996,505	$602,699
Wholesale vehicles	28,723	22,926	20,441
Parts, service and collision repair	39,341	28,753	16,328
Finance, insurance and other, net	132,026	113,834	60,709
EchoPark Segment revenues	$1,418,986	$1,162,018	$700,177

Total consolidated revenues	$9,767,042	$10,454,343	$9,951,630

	Year Ended December 31,
	2020	2019	2018
Segment Income (Loss) (1):	(In thousands)
Franchised Dealerships Segment (2)	$231,175	$211,267	$157,413
EchoPark Segment (3)	4,078	9,146	(52,587)
Total segment income (loss)	$235,253	$220,413	$104,826
Impairment charges (4)	(270,017)	(20,768)	(29,514)
Income (loss) from continuing operations before taxes	$(34,764)	$199,645	$75,312

New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	195,145	226,760	232,885
EchoPark Segment	57,161	49,520	29,437
Total new and used vehicle unit sales volume	252,306	276,280	262,322

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the year ended December 31, 2020, the above amount includes approximately $4.0 million of pre-tax net gain on the disposal of franchised dealerships. For the year ended December 31, 2019, the above amount includes approximately $76.0 million of pre-tax net gain on the disposal of franchised dealerships, offset partially by approximately $7.2 million of pre-tax net loss on the extinguishment of debt and approximately $6.3 million of pre-tax executive transition costs. For the year ended December 31, 2018, the above amount includes approximately $38.9 million of pre-tax net gain on the disposal of franchised dealerships, offset partially by approximately $4.0 million of pre-tax storm-related physical damage costs, approximately $1.7 million of pre-tax legal costs, approximately $1.6 million of pre-tax executive transition costs and approximately $1.4 million of pre-tax lease exit charges.
(3)For the year ended December 31, 2020, the above amount includes approximately $5.2 million of pre-tax net gain on the disposal of land and buildings at former EchoPark Locations. For the year ended December 31, 2018, the above amount includes approximately $32.5 million of pre-tax long-term compensation-related charges.
(4)For the year ended December 31, 2020, the above amount includes approximately$270.0 million of pre-tax impairment charges for the Franchised Dealerships Segment. For the year ended December 31, 2019, the above amount includes approximately $1.1 million of pre-tax impairment charges for the Franchised Dealerships Segment and approximately

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$19.7 million of pre-tax impairment charges for the EchoPark Segment. For the year ended December 31, 2018, the above amount includes approximately $27.9 million of pre-tax impairment charges for the Franchised Dealerships Segment and approximately$1.6 million of pre-tax impairment charges for the EchoPark Segment.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Impairment charges:
Franchised Dealerships Segment	$270,017	$1,101	$27,932
EchoPark Segment	—	19,667	1,582
Total impairment charges	$270,017	$20,768	$29,514

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Depreciation and amortization:
Franchised Dealerships Segment	$79,929	$82,636	$85,849
EchoPark Segment	11,094	10,533	7,774
Total depreciation and amortization	$91,023	$93,169	$93,623

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Floor plan interest expense:
Franchised Dealerships Segment	$24,066	$45,055	$46,126
EchoPark Segment	3,162	3,464	2,272
Total floor plan interest expense	$27,228	$48,519	$48,398

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Interest expense, other, net
Franchised Dealerships Segment	$40,624	$51,231	$52,396
EchoPark Segment	948	1,722	1,663
Total interest expense, other, net	$41,572	$52,953	$54,059

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Capital expenditures:
Franchised Dealerships Segment	$92,340	$89,332	$116,854
EchoPark Segment	34,843	36,244	46,765
Total capital expenditures	$127,183	$125,576	$163,619

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
	(In thousands)
Assets:
Franchised Dealerships Segment	$3,096,811	$3,797,878
EchoPark Segment	478,869	244,054
Corporate and other:
Cash and cash equivalents	170,313	29,103
Total assets	$3,745,993	$4,071,035

15. Leases
The majority of our leases are related to dealership properties that are subject to long-term lease arrangements. In addition, we have certain equipment leases and contracts containing embedded leased assets that have been evaluated and included in the recorded ROU asset and lease liabilities as appropriate.
As a result of the adoption of ASC Topic 842, “Leases,” on January 1, 2019, we are required to recognize a ROU asset and a lease liability in the accompanying consolidated balance sheets at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at reduced cost using the effective interest method.
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
Variable lease payments associated with our leases are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense in our consolidated statements of operations in the same line item as expense arising from fixed lease payments (operating leases) or expense related to the reduction of the ROU asset (finance leases).
ROU assets for operating and finance leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Topic 360, “Property, Plant, and Equipment,” to determine whether the ROU asset is impaired and, if so, the amount of the impairment loss to recognize.
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
ASC Topic 842, “Leases,” requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, we cannot determine the interest rate implicit in the lease because we do not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, we generally use our incremental borrowing rate as the discount rate for the lease. We determined the discount rate for our leases based on the risk-free rate as of the measurement date for varying maturities

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
corresponding to the remaining lease term, adjusted for the risk-premium attributed to Sonic’s corporate credit rating for a secured or collateralized instrument.
Many of our lease arrangements have one or more existing renewal options to extend the lease term (typically in five- to 10-year increments), which were considered in the calculation of the ROU assets and lease liabilities if we determined that it was reasonably certain that an extension option would be exercised. The lease term for all of the Company’s leases includes the non-cancelable period of the lease plus any additional periods covered by our option to extend the lease that we are reasonably certain to exercise. We determined the probability of the exercise of a lease extension option based on our long-term strategic business outlook and the condition and remaining useful life of the fixed assets at the location subject to the lease agreement, among other factors.
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
In certain situations, we have entered into sublease agreements whereby we sublease all or a portion of a leased real estate asset to a third party. To the extent that we have a sublease related to a lease agreement for an asset that we are no longer using in operations, we have reduced the ROU asset by any applicable net deficiency in expected cash flows from that sublease (either due to partial monthly sublease proceeds or a sublease term less than the remaining master lease term). The new lease standard also provides practical expedients for ongoing accounting. We elected the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify, we do not recognize ROU assets or lease liabilities and recognize the expense related to the short-term leases on a straight-line basis over the lease term and any variable lease payments in the period in which the obligation for those payments is incurred. We have also elected the practical expedient that allows us not to separate non-lease components of an agreement from lease components (for certain non-real estate assets).
Following is information related to lease expenses and other lease-related information for the years ended December 31, 2020 and 2019:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Lease Expense	(In thousands)
Finance lease expense
Reduction of right-of-use assets	$3,448	$3,213
Interest on lease liabilities	5,432	5,097
Operating lease expense (1)	65,856	68,367
Short-term lease expense (1)	1,464	1,570
Variable lease expense	5,185	2,120
Sublease income	(12,187)	(14,207)
Total	$69,198	$66,160
(1)Included in operating cash flows in the accompanying consolidated statements of cash flows.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Other Information	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$21,906	$5,181
Operating cash flows for finance leases	$5,432	$5,097
Operating cash flows for operating leases	$65,834	$69,834
Right-of-use assets obtained in exchange for lease liabilities
Finance leases	$35,056	$10,926
Operating leases (1)	$50,046	$22,055
(1)Includes the impact of reclassification of right-of-use assets from operating leases to finance leases due to remeasurement.

	December 31, 2020	December 31, 2019
Other Information
Weighted-average remaining lease term (in years)
Finance leases	11.3	11.8
Operating leases	9.7	9.5
Weighted-average discount rate
Finance leases	13.89%	18.74%
Operating leases	6.60%	6.69%

	Undiscounted Lease Cash Flows Under ASC Topic 842 as of December 31, 2020
	Finance	Operating	Receipts from Subleases
Year Ending December 31,	(In thousands)
2021	$9,891	$62,935	$(8,956)
2022	9,909	56,233	(6,103)
2023	9,978	54,167	(6,103)
2024	10,105	48,872	(5,042)
2025	10,213	42,460	(1,916)
Thereafter	60,712	203,171	(2,354)
Total	$110,808	$467,838	$(30,474)

Less: Present value discount	(45,003)	(128,935)
Lease liabilities	$65,805	$338,903