Form 10-Q
period 2021-03-31
SONIC AUTOMOTIVE INC
filed 2021-04-29
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2021, there were 29,565,403 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and in “Item 1A. Risk Factors” of this report and elsewhere herein, as well as:
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
•changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws, including any change in law or regulations in response to the COVID 19 pandemic;
•changes in vehicle and parts import quotas, duties, tariffs or other restrictions, including supply shortages that could be caused by the COVID-19 pandemic or other supply chain disruptions;
•the inability of vehicle manufacturers and their suppliers to obtain, produce and deliver vehicles or parts and accessories to meet demand at our franchised dealerships for sale and use in our parts, service and collision repair operations;
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
•our principal shareholders exercise significant control over us and our business matters;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,156,317	$959,489
Used vehicles	1,090,097	850,052
Wholesale vehicles	74,809	48,543
Total vehicles	2,321,223	1,858,084
Parts, service and collision repair	320,914	334,680
Finance, insurance and other, net	144,661	115,292
Total revenues	2,786,798	2,308,056
Cost of sales:
New vehicles	(1,086,852)	(914,074)
Used vehicles	(1,059,229)	(817,922)
Wholesale vehicles	(73,960)	(48,700)
Total vehicles	(2,220,041)	(1,780,696)
Parts, service and collision repair	(165,864)	(176,782)
Total cost of sales	(2,385,905)	(1,957,478)
Gross profit	400,893	350,578
Selling, general and administrative expenses	(289,356)	(282,156)
Impairment charges	—	(268,000)
Depreciation and amortization	(23,687)	(22,297)
Operating income (loss)	87,850	(221,875)
Other income (expense):
Interest expense, floor plan	(5,113)	(10,508)
Interest expense, other, net	(10,285)	(10,965)
Other income (expense), net	101	100
Total other income (expense)	(15,297)	(21,373)
Income (loss) from continuing operations before taxes	72,553	(243,248)
Provision for income taxes for continuing operations - benefit (expense)	(18,864)	44,117
Income (loss) from continuing operations	53,689	(199,131)
Discontinued operations:
Income (loss) from discontinued operations before taxes	720	(285)
Provision for income taxes for discontinued operations - benefit (expense)	(187)	83
Income (loss) from discontinued operations	533	(202)
Net income (loss)	$54,222	$(199,333)
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.29	$(4.67)
Earnings (loss) per share from discontinued operations	0.02	(0.01)
Earnings (loss) per common share	$1.31	$(4.68)
Weighted-average common shares outstanding	41,541	42,615
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.23	$(4.67)
Earnings (loss) per share from discontinued operations	0.02	(0.01)
Earnings (loss) per common share	$1.25	$(4.68)
Weighted-average common shares outstanding	43,542	42,615

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net income (loss)	$54,222	$(199,333)
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	411	361
Amortization of terminated interest rate swap agreements	—	(797)
Total other comprehensive income (loss) before taxes	411	(436)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(168)	164
Other comprehensive income (loss)	243	(272)
Comprehensive income (loss)	$54,465	$(199,605)

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$77,233	$170,313
Receivables, net	373,518	371,666
Inventories	1,232,253	1,247,254
Other current assets	97,680	93,334
Total current assets	1,780,684	1,882,567
Property and Equipment, net	1,166,925	1,120,526
Goodwill	219,195	213,977
Other Intangible Assets, net	64,300	64,300
Operating Right-of-Use Lease Assets	320,914	330,322
Finance Right-of-Use Lease Assets	65,216	60,121
Other Assets	74,993	74,180
Total Assets	$3,692,227	$3,745,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$538,768	$585,225
Notes payable - floor plan - non-trade	687,550	739,019
Trade accounts payable	136,314	105,098
Operating short-term lease liabilities	40,685	42,339
Finance short-term lease liabilities	4,059	3,515
Accrued interest	4,105	8,496
Other accrued liabilities	295,331	279,477
Current maturities of long-term debt	74,520	68,244
Total current liabilities	1,781,332	1,831,413
Long-Term Debt	637,377	651,823
Other Long-Term Liabilities	90,311	88,753
Operating Long-Term Lease Liabilities	288,589	296,564
Finance Long-Term Lease Liabilities	67,388	62,290
Deferred Income Taxes	771	345
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 66,017,716 shares issued and 29,250,512 shares outstanding at March 31, 2021; 65,607,628 shares issued and 29,797,727 shares outstanding at December 31, 2020	660	656
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2021 and December 31, 2020	121	121
Paid-in capital	771,079	767,599
Retained earnings	771,864	721,770
Accumulated other comprehensive income (loss)	(3,373)	(3,616)
Treasury stock, at cost; 36,767,204 Class A Common Stock shares held at March 31, 2021 and 35,809,901 Class A Common Stock shares held at December 31, 2020	(713,892)	(671,725)
Total Stockholders’ Equity	826,459	814,805
Total Liabilities and Stockholders’ Equity	$3,692,227	$3,745,993

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$755,904	$790,158	$(2,062)	$944,764
Shares awarded under stock compensation plans	465	5	—	—	—	—	(4)	—	—	1
Purchases of treasury stock	—	—	(735)	(21,286)	—	—	—	—	—	(21,286)
Effect of cash flow hedge instruments, net of tax benefit of $164	—	—	—	—	—	—	—	—	(272)	(272)
Restricted stock amortization	—	—	—	—	—	—	2,427	—	—	2,427
Net income (loss)	—	—	—	—	—	—	—	(199,333)	—	(199,333)
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,111)	—	(3,111)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at March 31, 2020	65,199	$652	(34,364)	$(621,290)	12,029	$121	$758,327	$586,511	$(2,334)	$721,987

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2020	65,608	$656	(35,810)	$(671,725)	12,029	$121	$767,599	$721,770	$(3,616)	$814,805
Shares awarded under stock compensation plans	410	4	—	—	—	—	(4)	—	—	—
Purchases of treasury stock	—	—	(957)	(42,167)	—	—	—	—	—	(42,167)
Effect of cash flow hedge instruments, net of tax expense of $168	—	—	—	—	—	—	—	—	243	243
Restricted stock and stock option amortization	—	—	—	—	—	—	3,484	—	—	3,484
Net income (loss)	—	—	—	—	—	—	—	54,222	—	54,222
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(2,925)	—	(2,925)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at March 31, 2021	66,018	$660	(36,767)	$(713,892)	12,029	$121	$771,079	$771,864	$(3,373)	$826,459

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,222	$(199,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	22,202	21,540
Provision for bad debt expense	91	134
Debt issuance cost amortization	823	557
Stock-based compensation expense	3,484	2,427
Deferred income taxes	(2,915)	(53,999)
Net distributions from equity investee	171	448
Asset impairment charges	—	268,000
Loss (gain) on disposal of dealerships and property and equipment	(25)	(39)
Changes in assets and liabilities that relate to operations:
Receivables	(1,943)	231,732
Inventories	16,530	(90,342)
Other assets	9,628	(89,114)
Notes payable - floor plan - trade	(46,457)	(33,579)
Trade accounts payable and other liabilities	34,419	(105,630)
Total adjustments	36,008	152,135
Net cash provided by (used in) operating activities	90,230	(47,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(8,817)	—
Purchases of land, property and equipment	(67,663)	(19,805)
Proceeds from sales of property and equipment	912	194
Proceeds from sales of dealerships	—	—
Net cash provided by (used in) investing activities	(75,568)	(19,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(51,469)	41,223
Borrowings on revolving credit facilities	4,906	460,916
Repayments on revolving credit facilities	(4,906)	(250,916)
Debt issuance costs	(25)	(24)
Principal payments and repurchase of long-term debt	(8,968)	(5,777)
Principal payments of long-term lease liabilities	(930)	(337)
Purchases of treasury stock	(42,167)	(21,286)
Issuance of shares under stock compensation plans	—	1
Dividends paid	(4,183)	(4,314)
Net cash provided by (used in) financing activities	(107,742)	219,486
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,080)	152,677
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	170,313	29,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,233	$181,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$19,140	$25,359
Income taxes	$(382)	$3

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2021 and 2020 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Additionally, the ongoing COVID-19 pandemic could impact earnings for the remainder of 2021 and beyond. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.
COVID 19 – The COVID-19 pandemic began negatively impacting the global economy in the first quarter of 2020. The impact on the economy affected both consumer demand and supply of manufactured goods as many countries around the world and states and municipalities in the U.S. mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on in-person retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated employees. In the U.S., the federal government passed several relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Families First Coronavirus Response Act, in an attempt to provide short-term relief to families and businesses as a result of the economic impacts of the COVID-19 pandemic.
This broader economic backdrop resulting from the COVID-19 pandemic had a direct impact on our business and operations beginning in March 2020 and continuing through the date of this report. As a result of the pandemic and related shelter-in-place or stay-at-home orders, we transitioned many of our teammates to remote work arrangements. In situations where a teammate’s role did not permit remote work (e.g., service repair technicians), we implemented staggered work hours, social distancing and other safety measures to promote the health and safety of our teammates and guests. As a result of the systems and infrastructure we had in place prior to the pandemic, we were largely able to maintain our back-office operations, financial reporting and internal control processes with minimal disruption or changes in the effectiveness of such processes.
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. During parts of the first half of 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers but experienced lower consumer demand as a result of the initial onset of the pandemic and state and local governmental restrictions on business and consumer activities. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have largely been able to continue to conduct business so far, while adjusting operations to comply with state and local standards for safety and social distancing to promote the health and safety of our teammates and guests. As of March 31, 2021, most of such restrictions had been relaxed; however, our stores remain subject to both external and self-imposed health and safety policies and practices that may affect the way we sell vehicles and interact with our guests in the future.
The ongoing effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic recovery in the remainder of the fiscal year ending December 31, 2021, the ongoing pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, especially if the pandemic worsens or the regulatory environment changes in response to the pandemic. This may lead to increased asset recovery and valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.
Recent Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Accounting Standards Codification (“ASC”) Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London InterBank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. Other than the 2021 Credit Agreement (as defined herein), we do not currently have any contracts that have been modified, amended or renegotiated to accommodate a transition to a new reference rate, but we will continue to evaluate any such modifications or amendments to our contracts to determine the applicability of this standard on our unaudited condensed consolidated financial statements and related financial statement disclosures. See Note 11, Subsequent Events, for a discussion of the amendment, restatement and consolidation of the 2016 Credit Facilities subsequent to March 31, 2021.
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
Retrospective finance and insurance revenues (“F&I retro revenues”) are recognized when the product contract has been executed with the end customer and the transaction price is estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues can vary based on a variety of factors, including number of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
We record revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered. Conditions for completing a sale include having an agreement with the customer, including pricing, and it being probable that the proceeds from the sale will be collected.
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 include approximately $14.5 million and $21.7 million, respectively, related to contract assets from F&I retro revenues recognition. Changes in contract assets from December 31, 2020 to March 31, 2021 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our revenue recognition policies and processes.
Income Taxes – The overall effective tax rate from continuing operations was 26.0% for the three months ended March 31, 2021, and 18.2% for the three months ended March 31, 2020. Income tax expense for the three months ended March 31, 2021 includes a $1.5 million discrete benefit related to vested or exercised stock compensation awards. Income tax benefit for the three months ended March 31, 2020 includes a $51.3 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge recognized in such quarter, and a $0.5 million discrete benefit related to vested or exercised stock compensation awards, offset partially by a $0.1 million discrete charge related to changes in uncertain tax positions. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

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
2. Business Acquisitions and Dispositions
We acquired one pre-owned business during the three months ended March 31, 2021 for a gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $8.8 million. We did not acquire any businesses during the three months ended March 31, 2020.
We did not dispose of any dealerships during the three months ended March 31, 2021 and 2020.
3. Inventories
Inventories consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
New vehicles	$602,724	$648,448
Used vehicles	442,744	413,209
Service loaners	129,184	128,531
Parts, accessories and other	57,601	57,066
Net inventories	$1,232,253	$1,247,254

4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Land	$377,978	$375,297
Building and improvements	1,046,004	1,028,016
Furniture, fixtures and equipment	391,968	365,222
Construction in progress	55,799	34,767
Total, at cost	1,871,749	1,803,302
Less accumulated depreciation	(695,130)	(673,082)
Subtotal	1,176,619	1,130,220
Less assets held for sale (1)	(9,694)	(9,694)
Property and equipment, net	$1,166,925	$1,120,526

(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three months ended March 31, 2021 and 2020, capital expenditures were approximately $67.7 million and $19.8 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of March 31, 2021 and December 31, 2020 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
There were no fixed asset impairment charges for the three months ended March 31, 2021 and 2020.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $219.2 million and $214.0 million as of March 31, 2021 and December 31, 2020, respectively. The carrying amount of goodwill for our franchised dealership reporting unit was $147.2 million and $147.3 million as of March 31, 2021 and December 31, 2020, respectively. The carrying amount of goodwill for our EchoPark reporting unit was $72.0 million and $66.7 million as of March 31, 2021 and December 31, 2020, respectively. The total carrying amount of goodwill is net of accumulated impairment losses of approximately $1.1 billion as of both March 31, 2021 and December 31, 2020. The carrying amount of indefinite lived franchise assets was approximately $64.3 million as of both March 31, 2021 and December 31, 2020.
Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our long-lived assets at the end of the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of our franchised dealership reporting unit goodwill was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268 million and a corresponding income tax benefit of $51.3 million to reduce the carrying value to fair value as of March 31, 2020. We did not record any impairment charges for the three months ended March 31, 2021.
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
2016 Revolving Credit Facility (1)	$—	$—
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	250,000	250,000
2019 Mortgage Facility (2)	98,179	100,906
Mortgage notes to finance companies - fixed rate, bearing interest from 2.41% to 7.03%	208,461	212,135
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	162,322	164,889
Subtotal	$718,962	$727,930
Debt issuance costs	(7,065)	(7,863)
Total debt	711,897	720,067
Less current maturities	(74,520)	(68,244)
Long-term debt	$637,377	$651,823
(1)The interest rate on the 2016 Revolving Credit Facility (as defined below) was 150 basis points above LIBOR at both March 31, 2021 and December 31, 2020.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 basis points above LIBOR at both March 31, 2021 and December 31, 2020.
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

Availability under the 2016 Revolving Credit Facility is calculated as the lesser of $245.5 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2016 Revolving Credit Facility (the “2016 Revolving Borrowing Base”). The 2016 Revolving Credit Facility may be increased at our option up to $295.5 million upon satisfaction of certain conditions. As of March 31, 2021, the 2016 Revolving Borrowing Base was approximately $231.1 million based on balances as of such date. As of March 31, 2021, we had no outstanding borrowings and approximately $12.3 million in outstanding letters of credit under the 2016 Revolving Credit Facility, resulting in $218.8 million remaining borrowing availability under the 2016 Revolving Credit Facility.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2016 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (as amended, the “2016 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (as amended, the “2016 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount of up to $966.0 million. We may, under certain conditions, request an increase in the 2016 Floor Plan Facilities to a maximum borrowing limit of up to $1.216 billion, which shall be allocated between the 2016 New Vehicle Floor Plan Facility and the 2016 Used Vehicle Floor Plan Facility as we request, with no more than 40% of the aggregate commitments allocated to the commitments under the 2016 Used Vehicle Floor Plan Facility. During the second quarter of 2020, we amended the 2016 Floor Plan Facilities to convert the 2016 Used Vehicle Floor Plan Facility from a borrowing base calculation of availability to a vehicle identification number (“VIN”)-specific floor plan borrowing and payoff process, which provides additional borrowing flexibility. Outstanding obligations under the 2016 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the unaudited condensed consolidated financial statements, the amounts outstanding under the 2016 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.
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
See Note 11, Subsequent Events, for a discussion of the amendment, restatement and consolidation of the 2016 Credit Facilities subsequent to March 31, 2021.
6.125% Notes
On March 10, 2017, we issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes due 2027 (the “6.125% Notes”) which mature on March 15, 2027. The 6.125% Notes were issued at a price of 100.0% of the principal amount thereof. Balances outstanding under the 6.125% Notes are guaranteed by all of our domestic operating subsidiaries. These guarantees are full and unconditional and joint and several.
For further discussion of Sonic’s 6.125% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”).
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of March 31, 2021, we had approximately $98.2 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $14.0 million under the 2019 Mortgage Facility.
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
For further discussion of Sonic’s 2019 Mortgage Facility, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Notes to Finance Companies
As of March 31, 2021, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.50% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $370.8 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2021 and 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement with Ally Bank, which is scheduled to mature on June 22, 2021 (the “2020 Line of Credit Facility”).

The 2020 Line of Credit Facility has borrowing availability of up to $54.1 million which can be used for general corporate purposes. The amount available for borrowing under the 2020 Line of Credit Facility is directly tied to the appraised value of certain real estate properties of the Company, which are used as collateral for any funds drawn under the 2020 Line of Credit Facility. As of March 31, 2021, we had no outstanding borrowings under the 2020 Line of Credit Facility, resulting in $54.1 million remaining borrowing availability under the 2020 Line of Credit Facility.

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
Covenants
We have agreed under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility contain certain negative covenants, including certain covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.
We were in compliance with the financial covenants under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility as of March 31, 2021. Financial covenants include required specified ratios (as each is defined in the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
March 31, 2021 actual	1.15	2.32	2.47
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2021, we had approximately $290.0 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2021.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2016 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility with the exception of one additional financial

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2021, the ratio was 8.01 to 1.00.
7. Commitments and Contingencies
Legal and Other Proceedings
In the ordinary course of business, Sonic is involved, and expects to continue to be involved, in various legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment-related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. When we believe that a loss is probable and reasonably estimable, we make an accrual for our estimated probable losses. Such reserves are presently immaterial, both individually and in the aggregate. Other than as reflected in our recognized reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $25.0 million at both March 31, 2021 and December 31, 2020. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2021.
We also guarantee the floor plan commitments of our 50%-owned joint venture. The amount of such guarantee was approximately $4.3 million at both March 31, 2021 and December 31, 2020.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2021	December 31, 2020
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$35,940	$35,739
Total assets	$35,940	$35,739

Liabilities:
Deferred compensation plan (2)	$21,644	$20,685
Total liabilities	$21,644	$20,685

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were no instances during the three months ended March 31, 2021 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of October 1, 2021 or as events or changes in circumstances require.
As of March 31, 2021 and December 31, 2020, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of March 31, 2021 and December 31, 2020, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
6.125% Notes (1)	$258,125	$250,000	$263,438	$250,000
(1)As determined by market quotations from similar securities as of March 31, 2021 and December 31, 2020, respectively (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) related to our cash flow hedges and defined benefit pension plan for the three months ended March 31, 2021 are presently immaterial, both individually and in the aggregate.
For further discussion of Sonic’s accumulated other comprehensive income (loss), see Note 13, “Accumulated Other Comprehensive Income (Loss),” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.
10. Segment Information
As of March 31, 2021, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,156,317	$959,489
Used vehicles	661,534	566,888
Wholesale vehicles	56,204	42,440
Parts, service and collision repair	308,077	324,501
Finance, insurance and other, net	97,525	83,029
Franchised Dealerships Segment revenues	$2,279,657	$1,976,347

EchoPark Segment revenues:
Used vehicles	$428,563	$283,164
Wholesale vehicles	18,605	6,103
Parts, service and collision repair	12,837	10,179
Finance, insurance and other, net	47,136	32,263
EchoPark Segment revenues	$507,141	$331,709

Total consolidated revenues	$2,786,798	$2,308,056

	Three Months Ended March 31,
	2021	2020
	(In thousands, except unit data)
Segment Income (Loss) (1):
Franchised Dealerships Segment	$70,543	$22,656
EchoPark Segment	2,010	2,096
Total segment income (loss)	$72,553	$24,752
Impairment charges (2)	—	(268,000)
Income (loss) from continuing operations before taxes	$72,553	$(243,248)

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	51,594	47,762
EchoPark Segment	19,670	13,986
Total retail new and used vehicle unit sales volume	71,264	61,748

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the three months ended March 31, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the effects of the COVID-19 pandemic on our operations and market value.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Impairment Charges:
Franchised Dealerships Segment	$—	$268,000
EchoPark Segment	—	—
Total impairment charges	$—	$268,000

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Depreciation and Amortization:
Franchised Dealerships Segment	$20,376	$19,589
EchoPark Segment	3,311	2,708
Total depreciation and amortization	$23,687	$22,297

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$4,117	$9,608
EchoPark Segment	996	900
Total floor plan interest expense	$5,113	$10,508

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$9,958	$10,599
EchoPark Segment	327	366
Total interest expense, other, net	$10,285	$10,965

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Capital Expenditures:
Franchised Dealerships Segment	$46,171	$17,249
EchoPark Segment	21,492	2,556
Total capital expenditures	$67,663	$19,805

	March 31, 2021	December 31, 2020
	(In thousands)
Assets:
Franchised Dealerships Segment assets	$3,054,643	$3,096,811
EchoPark Segment assets	560,346	478,869
Corporate and other:
Cash and cash equivalents	77,233	170,313
Other corporate assets	5	—
Total assets	$3,692,227	$3,745,993

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Subsequent Events
On April 14, 2021, Sonic entered into an Fifth Amended, Restated and Consolidated Credit Agreement, dated as of April 14, 2021, among Sonic, the subsidiaries of Sonic named therein, each lender a party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle swing line lender, used vehicle swing line lender and an l/c issuer (the “2021 Credit Agreement”). The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”), a new vehicle floor plan inventory finance facility (the “New Vehicle Floor Plan Facility”) and a used vehicle floor plan inventory finance facility (the “Used Vehicle Floor Plan Facility” and, together with the New Vehicle Floor Plan Facility, the “Floor Plan Facility”). The Revolving Facility and the Floor Plan Facility (together, the “2021 Credit Facilities”) replace the 2016 Credit Facilities and each has a maturity date of April 14, 2025. The initial borrowing limits under the Revolving Facility and Floor Plan Facility are $250.0 million and $1.6 billion, respectively.
Subsequent to March 31, 2021 Sonic’s Board of Directors approved an increase to the Company’s quarterly cash dividend, to $0.12 per share, payable on July 15, 2021 to all stockholders of record on June 15, 2021, in addition Sonic’s Board of Directors increased the Company’s share repurchase authorization by $250.0 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” in this report, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market's opening.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had two reportable segments as of March 31, 2021: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2021, we operated 84 stores in the Franchised Dealerships Segment and 21 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 96 new vehicle franchises (representing 21 different brands of cars and light trucks) and 14 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our guests in pre-owned vehicle specialty retail locations. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs). Sales operations for EchoPark began in the fourth quarter of 2014, and, as of March 31, 2021, we operated 21 EchoPark stores in 11 states. During 2020, we announced an accelerated EchoPark growth plan in which we plan to open 25 additional EchoPark stores annually from 2021 to 2025 as we build out an expected 140-plus point nationwide EchoPark distribution network by 2025.
Executive Summary
Results in the three months ended March 31, 2021 benefit from a favorable comparison to the year ago quarter, where the onset of the COVID-19 pandemic caused significant disruption to our industry and business. The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) increased 12.7%, to 16.9 million vehicles, in the three months ended March 31, 2021, compared to 15.0 million vehicles in the three months ended March 31, 2020, according to data from Bloomberg Finance L.P., provided by Stephens Inc. For 2021, analysts’ industry expectation for the total new vehicle SAAR ranges from 14.5 million vehicles (flat compared to 2020) to 16.0 million vehicles (an increase of 10.3% compared to 2020). We estimate the 2021 new vehicle SAAR will be between 15.5 million vehicles (an increase of 6.9% compared to 2020) and 16.0 million vehicles (an increase of 10.3% compared to 2020). The ongoing effects of the COVID-19 pandemic, changes in consumer confidence, availability of consumer financing, interest rates, additional federal relief spending by the U.S government, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in level, availability of new and used vehicle inventory, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2021 new vehicle SAAR to vary from our expectation. For example, a material portion of our revenue is generated from our stores in Texas, nearly all of which were affected by the extreme winter weather and related power outages experienced in February 2021. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, industry retail new vehicle SAAR was 14.3 million vehicles for the three months ended March 31, 2021, an increase of 23.3% from 11.6 million vehicles in the prior year period.
Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships stores subsequent to January 1, 2020, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
New vehicle revenue increased 21.6% during the three months ended March 31, 2021, primarily driven by a 13.8% increase in new vehicle unit sales volume. New vehicle gross profit increased 52.8% during the three months ended March 31, 2021, primarily driven by a 34.4% increase in new vehicle gross profit per unit due primarily to a 6.9% increase in new vehicle average selling price. New vehicle gross profit per unit increased $724 per unit, or 34.4%, to $2,831 per unit in the three months ended March 31, 2021, due primarily to higher average selling prices due to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain disruptions and production delays during the COVID-19 pandemic.
Retail used vehicle revenue increased 18.0% during the three months ended March 31, 2021, primarily driven by an 11.0% increase in retail used vehicle average selling price. Retail used vehicle gross profit decreased 5.8% during the three months ended March 31, 2021, due to a decrease in retail used vehicle gross profit per unit of $142 per unit, or 11.3%, to $1,112 per unit as a result of higher cost of inventory. Wholesale vehicle gross profit improved by approximately $0.8 million in the three months ended March 31, 2021, due primarily to a 33.6% increase in average wholesale revenue per unit as a result of increased demand in the wholesale auction market as a result of new vehicle inventory shortages. In the past, we have focused on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 27 and 29 days as of March 31, 2021 and 2020, respectively.
Fixed Operations revenue decreased 4.7% and Fixed Operations gross profit decreased 1.8% during the three months ended March 31, 2021, driven primarily by lower consumer demand for repairs as a result of shelter-in-place and stay-at-home orders related to the COVID-19 pandemic. Fixed Operations gross margin increased 150 basis points, to 50.2%, during the three months ended March 31, 2021, driven primarily by an increase in customer pay revenue contribution and higher customer pay gross margin.
F&I revenue increased 18.7% during the three months ended March 31, 2021, driven primarily by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $135 per unit, or 8.1%, to $1,807 per unit in the three months ended March 31, 2021. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell a high volume of retail new and used vehicles at our stores.
EchoPark Segment
Total EchoPark revenues increased 52.9% in the three months ended March 31, 2021, driven primarily by the opening of ten new EchoPark stores in the last year, and increases in retail used vehicle unit sales volume and average selling price. Total gross profit increased 44.3% in the three months ended March 31, 2021, due primarily to higher retail used vehicle unit sales volume and a 2.0% increase in total gross profit per unit, to $2,339 per unit.
Retail used vehicle revenue increased 51.3% and F&I revenue increased 46.1% during the three months ended March 31, 2021, driven primarily by a 40.6% increase in retail used vehicle unit sales volume and an increase in retail used vehicle average selling price. Combined retail used vehicle and F&I gross profit per unit increased $45 per unit, or 2.0%, to $2,339 per unit during the three months ended March 31, 2021.
Wholesale vehicle gross profit improved by approximately $0.2 million, or 252.7%, during the three months ended March 31, 2021, due in part to higher average wholesale prices as a result of increased demand for used vehicles at auction. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 40 and 34 days as of March 31, 2021 and 2020, respectively. The elevated level of used inventory days’ supply as of March 31, 2021 was due primarily to the opening of several new EchoPark stores, which require additional inventory on hand but are not yet generating retail used vehicle sales at the rate of a mature store.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market's opening. EchoPark same market total revenues increased 19.4% during the three months ended March 31, 2021, driven primarily by an 8.2% increase in retail used vehicle unit sales volume and an increase in retail used vehicle average selling price. Same market total gross profit increased 19.3% during the three months ended March 31, 2021, due primarily to higher retail used vehicle unit sales volume and an 1.8% increase in total gross profit per unit, to $2,336 per unit.
Results of Operations – Consolidated
The following tables list other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Operations Statement Line Impacted
	(In thousands)
Impairment charges	$—	$—	$—	$(268,000)	$—	$(268,000)	Impairment charges

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Brand	2021	2020
Luxury:
BMW	23.8%	25.2%
Mercedes	12.8%	13.4%
Audi	7.2%	6.1%
Lexus	5.1%	4.8%
Land Rover	4.5%	4.3%
Porsche	3.7%	3.0%
Cadillac	3.0%	2.2%
MINI	0.9%	1.0%
Other luxury (1)	2.5%	2.3%
Total Luxury	63.5%	62.3%
Mid-line Import:
Honda	13.1%	14.8%
Toyota	9.1%	8.7%
Volkswagen	1.2%	0.9%
Hyundai	1.0%	1.1%
Nissan	0.4%	0.5%
Total Mid-line Import	24.8%	26.0%
Domestic:
Ford	5.9%	5.9%
General Motors (2)	5.8%	5.8%
Total Domestic	11.7%	11.7%
Total	100.0%	100.0%
(1)Includes Acura, Infiniti, Jaguar and Volvo.
(2)Includes Buick, Chevrolet and GMC.

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
Beginning in the middle of March 2020, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. While most of these shelter-in-place and stay-at-home orders have been relaxed since they were initially implemented, most remained in place to varying degrees through the end of the first quarter of 2021 in most of the markets in which we operate. Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	14.3	11.6	23.3%
Fleet new vehicle SAAR	2.6	3.4	(23.5)%
Total new vehicle SAAR (2)	16.9	15.0	12.7%
(1)Source: PIN from J.D. Power
(2)Source: Bloomberg Finance L.P., provided by Stephens Inc.

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,156,317	$959,489	$196,828	20.5%
Gross profit	$69,465	$45,415	$24,050	53.0%
Unit sales	24,358	21,724	2,634	12.1%
Revenue per unit	$47,472	$44,167	$3,305	7.5%
Gross profit per unit	$2,852	$2,091	$761	36.4%
Gross profit as a % of revenue	6.0%	4.7%	130	bps

For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles – Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.
Used Vehicles – Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. As with new vehicles, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations beginning in the middle of March 2020, by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. While most of these shelter-in-place and stay-at-home orders have been relaxed since they were initially implemented, most remained in place to varying degrees through the end of the first quarter of 2021 in most of the markets in which we operate.

Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,090,097	$850,052	$240,045	28.2%
Gross profit	$30,868	$32,130	$(1,262)	(3.9)%
Unit sales	46,906	40,024	6,882	17.2%
Revenue per unit	$23,240	$21,239	$2,001	9.4%
Gross profit per unit	$658	$803	$(145)	(18.1)%
Gross profit as a % of revenue	2.8%	3.8%	(100)	bps

For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since the onset of the COVID-19 pandemic in March of 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and gross profit (loss), as well as retail used vehicle revenues and related gross profit. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$74,809	$48,543	$26,266	54.1%
Gross profit (loss)	$849	$(157)	$1,006	640.8%
Unit sales	9,693	8,675	1,018	11.7%
Revenue per unit	$7,718	$5,596	$2,122	37.9%
Gross profit (loss) per unit	$88	$(18)	$106	588.9%
Gross profit (loss) as a % of revenue	1.1%	(0.3)%	140	bps

For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment” and “Wholesale Vehicles – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Consolidated
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs, wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity (a combination of service bay count and technician availability), vehicle quality, manufacturer recalls, customer loyalty and prepaid or manufacturer-paid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles that are later sold to a third party. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at manufacturer-affiliated dealerships may result in market share gains that could offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to add service capacity at our dealerships and stores to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

The COVID-19 pandemic continues to have a significant effect on our consolidated Fixed Operations revenues, as travel restrictions, government-imposed stay-at-home and shelter-in-place orders and fewer workers undertaking a daily commute combined to substantially decrease the number of miles driven in the U.S., which decreased the demand for maintenance and warranty and collision repair services.
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$133,567	$135,056	$(1,489)	(1.1)%
Warranty	53,131	60,760	(7,629)	(12.6)%
Wholesale parts	34,689	38,706	(4,017)	(10.4)%
Internal, sublet and other	99,527	100,158	(631)	(0.6)%
Total revenue	$320,914	$334,680	$(13,766)	(4.1)%

Gross profit
Customer pay	$75,973	$74,595	$1,378	1.8%
Warranty	30,928	33,746	(2,818)	(8.4)%
Wholesale parts	6,105	6,667	(562)	(8.4)%
Internal, sublet and other	42,044	42,890	(846)	(2.0)%
Total gross profit	$155,050	$157,898	$(2,848)	(1.8)%

Gross profit as a % of revenue
Customer pay	56.9%	55.2%	170	bps
Warranty	58.2%	55.5%	270	bps
Wholesale parts	17.6%	17.2%	40	bps
Internal, sublet and other	42.2%	42.8%	(60)	bps
Total gross profit as a % of revenue	48.3%	47.2%	110	bps

For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations – Franchised Dealerships Segment” and “Fixed Operations – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Consolidated
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of estimated chargebacks and other costs associated with originating contracts (as a result, F&I revenues and F&I gross profit are the same amount). F&I revenues are affected by the level of new and used vehicle unit sales volume, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

Our consolidated reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$144,661	$115,292	$29,369	25.5%
Unit sales	70,723	61,163	9,560	15.6%
Gross profit per retail unit (excludes fleet)	$2,045	$1,885	$160	8.5%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships subsequent to the three months ended March 31, 2020, the change in reported amounts from period to period may not be indicative of the actual operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,156,317	$950,589	$205,728	21.6%
Acquisitions, open points and dispositions	—	8,900	(8,900)	NM
Total as reported	$1,156,317	$959,489	$196,828	20.5%

Total new vehicle gross profit:
Same store	$68,956	$45,115	$23,841	52.8%
Acquisitions, open points and dispositions	509	300	209	NM
Total as reported	$69,465	$45,415	$24,050	53.0%

Total new vehicle unit sales:
Same store	24,358	21,410	2,948	13.8%
Acquisitions, open points and dispositions	—	314	(314)	NM
Total as reported	24,358	21,724	2,634	12.1%
NM = Not Meaningful

Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,156,317	$959,489	$196,828	20.5%
Gross profit	$69,465	$45,415	$24,050	53.0%
Unit sales	24,358	21,724	2,634	12.1%
Revenue per unit	$47,472	$44,167	$3,305	7.5%
Gross profit per unit	$2,852	$2,091	$761	36.4%
Gross profit as a % of revenue	6.0%	4.7%	130	bps

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,156,317	$950,589	$205,728	21.6%
Gross profit	$68,956	$45,115	$23,841	52.8%
Unit sales	24,358	21,410	2,948	13.8%
Revenue per unit	$47,472	$44,399	$3,073	6.9%
Gross profit per unit	$2,831	$2,107	$724	34.4%
Gross profit as a % of revenue	6.0%	4.7%	130	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment New Vehicles – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
New vehicle revenue increased 21.6% due primarily to a 13.8% increase in new vehicle unit sales volume and higher average selling price, which was driven by a favorable comparison due to the impact of COVID-19 on the year-ago quarter. New vehicle gross profit increased approximately $23.8 million, or 52.8%, as a result of increased new vehicle unit sales volume and higher new vehicle gross profit per unit. New vehicle gross profit per unit increased $724 per unit, or 34.4%, to $2,831 per unit, due primarily to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling price of such vehicles.
Used Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$661,534	$560,796	$100,738	18.0%
Acquisitions, open points and dispositions	—	6,092	(6,092)	NM
Total as reported	$661,534	$566,888	$94,646	16.7%

Total used vehicle gross profit:
Same store	$30,273	$32,141	$(1,868)	(5.8)%
Acquisitions, open points and dispositions	1,723	173	1,550	NM
Total as reported	$31,996	$32,314	$(318)	(1.0)%

Total used vehicle unit sales:
Same store	27,236	25,635	1,601	6.2%
Acquisitions, open points and dispositions	—	403	(403)	NM
Total as reported	27,236	26,038	1,198	4.6%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$661,534	$566,888	$94,646	16.7%
Gross profit	$31,996	$32,314	$(318)	(1.0)%
Unit sales	27,236	26,038	1,198	4.6%
Revenue per unit	$24,289	$21,772	$2,517	11.6%
Gross profit per unit	$1,175	$1,241	$(66)	(5.3)%
Gross profit as a % of revenue	4.8%	5.7%	(90)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$661,534	$560,796	$100,738	18.0%
Gross profit	$30,273	$32,141	$(1,868)	(5.8)%
Unit sales	27,236	25,635	1,601	6.2%
Revenue per unit	$24,289	$21,876	$2,413	11.0%
Gross profit per unit	$1,112	$1,254	$(142)	(11.3)%
Gross profit as a % of revenue	4.6%	5.7%	(110)	bps

Same Store Franchised Dealerships Segment Used Vehicles – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Retail used vehicle revenue increased 18.0% and retail used vehicle unit sales volume increased 6.2%. Retail used vehicle revenue per unit increased 11.0% as a result of recovering consumer demand as the impact of the COVID-19 pandemic begins to subside and higher industry used vehicle prices. Retail used vehicle gross profit decreased approximately $1.9 million, or 5.8%, driven primarily by a 11.3%, or $142 per unit, decrease in retail used vehicle gross profit per unit as a result of higher cost of inventory due in part to increased demand in the wholesale auction market as a result of new vehicle inventory shortages.
Wholesale Vehicles – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$56,204	$42,103	$14,101	33.5%
Acquisitions, open points and dispositions	—	337	(337)	NM
Total as reported	$56,204	$42,440	$13,764	32.4%

Total wholesale vehicle gross profit (loss):
Same store	$736	$(49)	$785	1,602.0%
Acquisitions, open points and dispositions	—	(34)	34	NM
Total as reported	$736	$(83)	$819	986.7%

Total wholesale vehicle unit sales:
Same store	6,832	6,838	(6)	(0.1)%
Acquisitions, open points and dispositions	—	72	(72)	NM
Total as reported	6,832	6,910	(78)	(1.1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$56,204	$42,440	$13,764	32.4%
Gross profit (loss)	$736	$(83)	$819	986.7%
Unit sales	6,832	6,910	(78)	(1.1)%
Revenue per unit	$8,227	$6,142	$2,085	33.9%
Gross profit (loss) per unit	$108	$(12)	$120	1,000.0%
Gross profit (loss) as a % of revenue	1.3%	(0.2)%	150	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$56,204	$42,103	$14,101	33.5%
Gross profit (loss)	$736	$(49)	$785	1,602.0%
Unit sales	6,832	6,838	(6)	(0.1)%
Revenue per unit	$8,227	$6,157	$2,070	33.6%
Gross profit (loss) per unit	$108	$(7)	$115	1,642.9%
Gross profit (loss) as a % of revenue	1.3%	(0.1)%	140	bps

We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our reported franchised dealerships used vehicle inventory days’ supply was approximately 27 and 29 days as of March 31, 2021 and 2020, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees. Wholesale vehicle gross profit improved by approximately $0.8 million in the three months ended March 31, 2021, due primarily to a 33.6% increase in average wholesale revenue per unit.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Wholesale vehicle revenue increased 33.5%, driven primarily by an 33.6% increase in wholesale vehicle revenue per unit as a result of increased demand in the wholesale auction market as a result of new vehicle inventory shortages. Wholesale vehicle gross profit increased primarily due to a $115 per unit increase in wholesale vehicle gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$306,190	$321,295	$(15,105)	(4.7)%
Acquisitions, open points and dispositions	1,887	3,206	(1,319)	NM
Total as reported	$308,077	$324,501	$(16,424)	(5.1)%

Total Fixed Operations gross profit:
Same store	$153,682	$156,465	$(2,783)	(1.8)%
Acquisitions, open points and dispositions	1,583	1,631	(48)	NM
Total as reported	$155,265	$158,096	$(2,831)	(1.8)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$133,285	$134,798	$(1,513)	(1.1)%
Warranty	53,131	60,760	(7,629)	(12.6)%
Wholesale parts	34,689	38,706	(4,017)	(10.4)%
Internal, sublet and other	86,972	90,237	(3,265)	(3.6)%
Total revenue	$308,077	$324,501	$(16,424)	(5.1)%

Gross profit
Customer pay	$75,968	$74,593	$1,375	1.8%
Warranty	30,928	33,746	(2,818)	(8.4)%
Wholesale parts	6,105	6,667	(562)	(8.4)%
Internal, sublet and other	42,264	43,090	(826)	(1.9)%
Total gross profit	$155,265	$158,096	$(2,831)	(1.8)%

Gross profit as a % of revenue
Customer pay	57.0%	55.3%	170	bps
Warranty	58.2%	55.5%	270	bps
Wholesale parts	17.6%	17.2%	40	bps
Internal, sublet and other	48.6%	47.8%	80	bps
Total gross profit as a % of revenue	50.4%	48.7%	170	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$131,932	$133,490	$(1,558)	(1.2)%
Warranty	52,629	60,837	(8,208)	(13.5)%
Wholesale parts	34,689	38,518	(3,829)	(9.9)%
Internal, sublet and other	86,940	88,450	(1,510)	(1.7)%
Total revenue	$306,190	$321,295	$(15,105)	(4.7)%

Gross profit
Customer pay	$75,291	$74,092	$1,199	1.6%
Warranty	30,621	33,673	(3,052)	(9.1)%
Wholesale parts	6,105	6,637	(532)	(8.0)%
Internal, sublet and other	41,665	42,063	(398)	(0.9)%
Total gross profit	$153,682	$156,465	$(2,783)	(1.8)%

Gross profit as a % of revenue
Customer pay	57.1%	55.5%	160	bps
Warranty	58.2%	55.3%	290	bps
Wholesale parts	17.6%	17.2%	40	bps
Internal, sublet and other	47.9%	47.6%	30	bps
Total gross profit as a % of revenue	50.2%	48.7%	150	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Fixed Operations revenue decreased approximately $15.1 million, or 4.7%, and Fixed Operations gross profit decreased approximately $2.8 million, or 1.8%, driven primarily by lower levels of warranty repair activity. Customer pay gross profit increased approximately $1.2 million, or 1.6%, warranty gross profit decreased approximately $3.1 million, or 9.1%, wholesale parts gross profit decreased approximately $0.5 million, or 8.0%, and internal, sublet and other gross profit decreased approximately $0.4 million, or 0.9%. While our Fixed Operations business was not specifically restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020. We expect consumer activity to continue to improve as we proceed through 2021, and anticipate a continuing recovery in Fixed Operations activity (in particular, related to customer pay repairs) toward pre-pandemic levels in the latter half of 2021.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$92,246	$77,692	$14,554	18.7%
Acquisitions, open points and dispositions	5,279	5,337	(58)	NM
Total as reported	$97,525	$83,029	$14,496	17.5%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,807	$1,672	$135	8.1%
Reported	$1,910	$1,760	$150	8.5%

Total combined new and used retail unit sales:
Same store	51,053	46,460	4,593	9.9%
Acquisitions, open points and dispositions	—	717	(717)	NM
Total as reported	51,053	47,177	3,876	8.2%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$97,525	$83,029	$14,496	17.5%
Unit sales	51,053	47,177	3,876	8.2%
Gross profit per retail unit (excludes fleet)	$1,910	$1,760	$150	8.5%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$92,246	$77,692	$14,554	18.7%
Unit sales	51,053	46,460	4,593	9.9%
Gross profit per retail unit (excludes fleet)	$1,807	$1,672	$135	8.1%

Same Store Franchised Dealerships Segment F&I – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
F&I revenues increased approximately $14.6 million, or 18.7%, due to a 9.9% increase in retail new and used vehicle unit sales volume and an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $135 per unit, or 8.1%, to $1,807 per unit, primarily due to increases in the service contract and other aftermarket contract penetration rates.
Finance contract revenue increased 21.5%, primarily due to a 11.1% increase in finance contract volume as a result of higher retail new and used vehicle unit sales volume, as well as a 9.4% increase in gross profit per finance contract and an 80-basis point increase in the finance contract penetration rate. Service contract revenue increased 20.8%, primarily due to a 14.6% increase in service contract volume as a result of higher retail new and used vehicle unit sales volume, as well as a 5.5% increase in gross profit per service contract and a 150-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 20.0%, primarily due to a 14.1% increase in other aftermarket contact volume, as well as

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
a 5.2% increase in gross profit per other aftermarket contract and a 550-basis point increase in the other aftermarket contract penetration rate.

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
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same market	$333,577	$283,164	$50,413	17.8%
New markets	94,986	—	94,986	NM
Total as reported	$428,563	$283,164	$145,399	51.3%

Total used vehicle gross profit (loss):
Same market	$(1,485)	$(184)	$(1,301)	(707.1)%
New markets	357	—	357	NM
Total as reported	$(1,128)	$(184)	$(944)	(513.0)%

Total used vehicle unit sales:
Same market	15,128	13,986	1,142	8.2%
New markets	4,542	—	4,542	NM
Total as reported	19,670	13,986	5,684	40.6%
NM = Not Meaningful

The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total F&I revenue:
Same market	$36,823	$32,263	$4,560	14.1%
New markets	10,313	—	10,313	NM
Total as reported	$47,136	$32,263	$14,873	46.1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$428,563	$283,164	$145,399	51.3%
Used vehicle gross profit (loss)	$(1,128)	$(184)	$(944)	(513.0)%
Used vehicle unit sales	19,670	13,986	5,684	40.6%
Used vehicle revenue per unit	$21,788	$20,246	$1,542	7.6%
F&I revenue	$47,136	$32,263	$14,873	46.1%
Combined used vehicle gross profit and F&I revenue	$46,008	$32,079	$13,929	43.4%
Total used vehicle and F&I gross profit per unit	$2,339	$2,294	$45	2.0%

Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$333,577	$283,164	$50,413	17.8%
Used vehicle gross profit (loss)	$(1,485)	$(184)	$(1,301)	(707.1)%
Used vehicle unit sales	15,128	13,986	1,142	8.2%
Used vehicle revenue per unit	$22,050	$20,246	$1,804	8.9%
F&I revenue	$36,823	$32,263	$4,560	14.1%
Combined used vehicle gross profit and F&I revenue	$35,338	$32,079	$3,259	10.2%
Total used vehicle and F&I gross profit per unit	$2,336	$2,294	$42	1.8%

Same Market EchoPark Segment Used Vehicles and F&I – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Retail used vehicle revenue increased approximately $50.4 million, or 17.8%, driven primarily by a $1,804 per unit, or 8.9%, increase in retail used vehicle revenue per unit as well as an 8.2% increase in retail used vehicle unit sales volume due to increased consumer demand as a result of improving economic conditions. Combined used vehicle gross profit and F&I revenue increased approximately $3.3 million, or 10.2%, driven by higher retail used vehicle unit sales volume and a $4.6 million, or 14.1% increase in F&I revenue. Total used vehicle and F&I gross profit per unit increased $42 per unit, or 1.8%, to $2,336 per unit as our stores continue to mature and improve their F&I sales effectiveness. Finance contract gross profit increased approximately $0.7 million, or 8.2%, due to a 8.7% increase in total finance contracts and a 40-basis point increase in the finance contract penetration rate. Service contract gross profit increased approximately $1.6 million, or 20.6%, due to an 18.0% increase in total service contracts, as well as a 500-basis point increase in the service contract penetration rate. Other aftermarket product gross profit increased approximately $0.5 million, or 10.9%, due to a 12.3% increase in total other aftermarket contracts and a 350-basis point increase in the aftermarket product penetration rate.
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading "Results of Operations - Franchised Dealerships Segment" for additional discussion of the macro drivers of wholesale vehicle revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same market	$15,555	$6,103	$9,452	154.9%
New markets	3,050	—	3,050	NM
Total as reported	$18,605	$6,103	$12,502	204.9%

Total wholesale vehicle gross profit (loss):
Same market	$122	$(74)	$196	264.9%
New markets	(9)	—	(9)	NM
Total as reported	$113	$(74)	$187	252.7%

Total wholesale vehicle unit sales:
Same market	2,230	1,765	465	26.3%
New markets	631	—	631	NM
Total as reported	2,861	1,765	1,096	62.1%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$18,605	$6,103	$12,502	204.9%
Gross profit (loss)	$113	$(74)	$187	252.7%
Unit sales	2,861	1,765	1,096	62.1%
Revenue per unit	$6,503	$3,458	$3,045	88.1%
Gross profit (loss) per unit	$39	$(42)	$81	192.9%
Gross profit (loss) as a % of revenue	0.6%	(1.2)%	180	bps

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$15,555	$6,103	$9,452	154.9%
Gross profit (loss)	$122	$(74)	$196	264.9%
Unit sales	2,230	1,765	465	26.3%
Revenue per unit	$6,975	$3,458	$3,517	101.7%
Gross profit (loss) per unit	$55	$(42)	$97	231.0%
Gross profit (loss) as a % of revenue	0.8%	(1.2)%	200	bps

Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Same market wholesale vehicle revenue increased 154.9% and wholesale vehicle gross profit improved by 264.9%, due primarily to new store openings, which drove a 26.3% increase in wholesale vehicle unit sales volume and a 231.0% increase in

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
wholesale vehicle gross profit per unit. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from guests.
Fixed Operations – EchoPark Segment

Parts, service and collision repair revenues consist of internal, sublet and other work related to preparation and reconditioning performed on vehicles in inventory that are later sold to a third party. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. Our EchoPark stores do not currently perform warranty or customer pay repairs or maintenance work.

The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same market	$10,103	$10,145	$(42)	(0.4)%
New markets	2,734	34	2,700	NM
Total as reported	$12,837	$10,179	$2,658	26.1%

Total Fixed Operations gross profit (loss):
Same market	$7	$(197)	$204	103.6%
New markets	(222)	(1)	(221)	NM
Total as reported	$(215)	$(198)	$(17)	(8.6)%
NM = Not Meaningful

Our EchoPark Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total reported Fixed Operations:
Revenue	$12,837	$10,179	$2,658	26.1%
Gross profit (loss)	$(215)	$(198)	$(17)	(8.6)%
Gross profit (loss) as a % of revenue	(1.7)%	(1.9)%	20	bps

Our EchoPark Segment same market Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total same market Fixed Operations:
Revenue	$10,103	$10,145	$(42)	(0.4)%
Gross profit (loss)	$7	$(197)	$204	103.6%
Gross profit (loss) as a % of revenue	0.1%	(1.9)%	200	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Fixed Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Same market Fixed Operations revenue was flat primarily due to lower levels of inventory reconditioning cost per unit, offset partially by an 8.2% increase in retail used vehicle unit sales volume.
Segment Results Summary
In the following table of financial data, total segment income of the reportable segments is reconciled to consolidated income (loss) from continuing operations before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,156,317	$959,489	$196,828	20.5%
Used vehicles	661,534	566,888	94,646	16.7%
Wholesale vehicles	56,204	42,440	13,764	32.4%
Parts, service and collision repair	308,077	324,501	(16,424)	(5.1)%
Finance, insurance and other, net	97,525	83,029	14,496	17.5%
Franchised Dealerships Segment revenues	$2,279,657	$1,976,347	$303,310	15.3%

EchoPark Segment revenues:
Used vehicles	$428,563	$283,164	$145,399	51.3%
Wholesale vehicles	18,605	6,103	12,502	204.9%
Parts, service and collision repair	12,837	10,179	2,658	26.1%
Finance, insurance and other, net	47,136	32,263	14,873	46.1%
EchoPark Segment revenues	$507,141	$331,709	$175,432	52.9%

Total consolidated revenues	$2,786,798	$2,308,056	$478,742	20.7%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$70,543	$22,656	$47,887	211.4%
EchoPark Segment	2,010	2,096	(86)	(4.1)%
Total segment income (loss)	$72,553	$24,752	$47,801	193.1%
Impairment charges (2)	—	(268,000)	268,000	100.0%
Income (loss) from continuing operations before taxes	$72,553	$(243,248)	$315,801	129.8%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	51,594	47,762	3,832	8.0%
EchoPark Segment	19,670	13,986	5,684	40.6%
Total retail new and used vehicle unit sales volume	71,264	61,748	9,516	15.4%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the three months ended March 31, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the effects of the COVID-19 pandemic on our operations and market value.

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
The following table sets forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$188,492	$174,422	$(14,070)	(8.1)%
Advertising	12,169	14,135	1,966	13.9%
Rent	13,744	13,865	121	0.9%
Other	74,951	79,734	4,783	6.0%
Total SG&A expenses	$289,356	$282,156	$(7,200)	(2.6)%

SG&A expenses as a % of gross profit:
Compensation	47.0%	49.8%	280	bps
Advertising	3.0%	4.0%	100	bps
Rent	3.4%	4.0%	60	bps
Other	18.8%	22.7%	390	bps
Total SG&A expenses as a % of gross profit	72.2%	80.5%	830	bps

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Overall SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher gross profit levels and higher variable compensation expenses in 2021. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, primarily due to increased sales associate productivity during 2021 as well as higher gross profit levels. Advertising expense decreased both in dollar amount and as a percentage of gross profit, due primarily to a focused effort on centralizing and reducing marketing spend in order to get the most efficient use of our advertising dollars. Rent expense was flat as compared to the prior year period. Other SG&A expenses decreased both in dollar amount and as a percentage of gross profit, due primarily to a decrease in customer-related costs and other fixed costs as we focused on reducing loaner vehicle expense and other discretionary spending during the pandemic.
Impairment Charges – Consolidated
Impairment charges decreased approximately $268.0 million during the three months ended March 31, 2021, due to the absence of fair value adjustments to goodwill included in the previous period. We did not record any impairment charges for the three months ended March 31, 2021. Impairment charges were approximately $268.0 million for the three months ended March 31, 2020, related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the effects of the COVID-19 pandemic on our operations and market value.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization – Consolidated
Depreciation expense increased approximately $1.4 million, or 6.2% during the three months ended March 31, 2021, due primarily to higher inventory associated with the opening or acquisition of additional EchoPark stores and construction projects completed and placed in service in our Franchised Dealerships Segment.
Interest Expense, Floor Plan – Consolidated
Interest expense, floor plan for new vehicles decreased approximately $5.5 million, or 61.9%. The average new vehicle floor plan interest rate was 1.18%, down from 2.58% in the three months ended March 31, 2020, resulting in a decrease in new vehicle floor plan interest expense of approximately $4.2 million. The average new vehicle floor plan notes payable balance decreased approximately $223.0 million, which decreased new vehicle floor plan interest expense by approximately $1.3 million.
Interest expense, floor plan for used vehicles increased approximately $0.1 million, or 8.8%. The average used vehicle floor plan interest rate was 1.83%, down from 2.73% in the three months ended March 31, 2020, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.9 million. The average used vehicle floor plan notes payable balance increased approximately $147.2 million, which increased used vehicle floor plan interest expense by approximately $1.0 million.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended March 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Stated/coupon interest	$7,647	$9,214	$1,567	17.0%
Discount/premium amortization	—	—	—	—%
Deferred loan cost amortization	823	557	(266)	(47.8)%
Interest rate hedge expense (benefit)	411	(427)	(838)	(196.3)%
Capitalized interest	(411)	(420)	(9)	(2.1)%
Interest on finance lease liabilities	1,656	1,344	(312)	(23.2)%
Other interest	159	697	538	77.2%
Total interest expense, other, net	$10,285	$10,965	$680	6.2%

Interest expense, other, net decreased approximately $0.7 million during the three months ended March 31, 2021, primarily due to a decrease in variable interest on mortgage debt and a decrease in interest expense related to borrowings on the 2016 Revolving Credit Facility, offset partially by an increase in interest rate hedge expense under our interest rate cap agreements and interest on finance lease liabilities.
Income Taxes
The overall effective tax rate from continuing operations was 26.0% for the three months ended March 31, 2021, and 18.2% for the three months ended March 31, 2020. Income tax expense for the three months ended March 31, 2021 includes a $1.5 million discrete benefit related to vested or exercised stock compensation awards. Income tax benefit for the three months ended March 31, 2020 includes a $51.3 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge recognized in such quarter, a $0.5 million discrete benefit related to vested or exercised stock compensation awards, offset partially by a $0.1 million discrete charge related to changes in uncertain tax positions. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2021 and expect to be in compliance for at least the

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility, the indenture governing the 6.125% Notes and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2021, we had approximately $290.0 million of net income and retained earnings free of such restrictions. Cash flows provided by our franchised dealerships and EchoPark stores are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$77,233	$170,313
Availability under the 2016 Revolving Credit Facility	218,796	214,672
Availability under our used vehicle floor plan facilities (1)	—	—
Availability under the 2019 Mortgage Facility	13,999	11,272
Availability under the 2020 Line of Credit Facility	54,141	56,973
Floor plan deposit balance	70,788	73,180
Total available liquidity resources	$434,957	$526,410
(1) As of March 31, 2021, there was approximately $19.2 million of availability under the VIN-specific amendment discussed in Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements.
We participate in a program with two of our manufacturer-affiliated finance companies wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $70.8 million and $73.2 million as of March 31, 2021 and December 31, 2020, respectively, are classified in other current assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 1.34% and 2.60% in the three months ended March 31, 2021 and 2020, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $10.9 million and $10.0 million in manufacturer assistance in the three months ended March 31, 2021 and 2020, respectively, and recognized in cost of sales approximately $11.4 million and $9.0 million in manufacturer assistance in the three months ended March 31, 2021 and 2020, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the three months ended March 31, 2021 were approximately $67.7 million, including approximately $46.2 million related to our Franchised Dealerships Segment and approximately $21.5 million related to our EchoPark Segment. Of this amount, approximately $31.7 million was related to facility construction projects, $5.6 million was related to real estate acquisitions and $30.4 million was for other fixed assets utilized in our store operations.
Of the $67.7 million in gross capital expenditures in the three months ended March 31, 2021, nearly all was funded through cash from operations. As of March 31, 2021, commitments for facility construction projects totaled approximately $49.3 million, nearly all of which is expected to be completed in the next 12 months. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2021, we repurchased approximately 1.0 million shares of our Class A Common Stock for approximately $42.2 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of March 31, 2021, our total remaining repurchase authorization was approximately $27.3 million. Subsequent to March 31, 2021, our Board of Directors increased our share repurchase authorization by $250.0 million. After giving effect to such increase, we had $277.3 million available under our authorized share repurchase program. Under the 2021 Credit Agreement, share repurchases are permitted to the extent that no Event of Default exists, and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2021, we had approximately $290.0 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended March 31, 2021, our Board of Directors approved a cash dividend of $0.10 per share on all outstanding shares of Class A and Class B Common Stock as of March 15, 2021, which was paid on April 15, 2021. Subsequent to March 31, 2021, our Board of Directors approved a cash dividend of $0.12 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2021 to be paid on July 15, 2021. Under the 2021 Credit Agreement, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indenture governing the 6.125% Notes also contains restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2021, we had approximately $290.0 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
Net cash provided by operating activities in the three months ended March 31, 2021 was approximately $90.2 million. This provision of cash was comprised primarily of net income (less non-cash items), an increase in trade accounts payable and other liabilities and a decrease in inventories, offset partially by an decrease in notes payable – floor plan – trade. In the three months ended March 31, 2020, net cash used in operating activities was approximately $47.2 million. This use of cash was comprised primarily of an increase in other assets and an increase in receivables, offset partially by increases in notes payable – floor plan – trade and inventories and a decrease in cash inflows related to operating profits.
Net cash used in investing activities in the three months ended March 31, 2021 was approximately $75.6 million. This use of cash was comprised primarily of purchases of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2020 was approximately $19.6 million. This use of cash was comprised primarily of purchases of land, property and equipment, offset partially by proceeds from sales of property and equipment.

Net cash used in financing activities in the three months ended March 31, 2021 was approximately $107.7 million. This use of cash was comprised primarily of net repayments of notes payable – floor plan – non-trade and purchases of treasury stock. Net cash provided by financing activities in the three months ended March 31, 2020 was approximately $219.5 million. This provision of cash was comprised primarily of proceeds from net borrowings on revolving credit facilities and net borrowing of notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash used in combined trade and non-trade floor plan financing was approximately $97.9 million in the three months ended March 31, 2021. Net cash provided by combined trade and non-trade floor plan financing was approximately $7.6 million in the three months ended March 31, 2020. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $38.8 million in the three months ended March 31, 2021 and net cash used in operating activities $6.0 million in the three months ended March 31, 2020.
One factor that management uses to measure cash flow generation or use is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments. That measure is provided and reconciled to the nearest comparable GAAP financial measure in the tables below:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$54,222				$(199,333)
Provision for income taxes				19,051				(44,200)
Income (loss) before taxes	$70,543	$2,010	$720	$73,273	$(245,344)	$2,096	$(285)	$(243,533)
Non-floor plan interest (1)	9,127	334	—	9,461	10,043	365	—	10,408
Depreciation & amortization (2)	21,206	3,304	—	24,510	20,144	2,708	—	22,852
Stock-based compensation expense	3,485	—	—	3,485	2,427	—	—	2,427
Asset impairment charges	—	—	—	—	268,000	—	—	268,000
Long-term compensation charges	—	500	—	500	—	—	—	—
Loss (gain) on franchise and real estate disposals	(21)	14	—	(7)	—	—	—	—
Adjusted EBITDA (3)	$104,340	$6,162	$720	$111,222	$55,270	$5,169	$(285)	$60,154
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

Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the 2016 Credit Facilities (which were amended, restated and consolidated subsequent to March 31, 2021 - see Note 11, “Subsequent Events,” to the accompanying unaudited condensed consolidated financial statements for further discussion), the 2019 Mortgage Facility (or any replacements thereof), the 2020 Line of Credit Facility (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
Currently, we do note believe that the effects of the COVID-19 pandemic have materially affected our cost of or access to capital and funding sources, but this could change if the pandemic and its impact on our business worsens. We do not currently anticipate any materially negative changes to our cost of or access to capital over the next 12 months or after.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $25.0 million at both March 31, 2021 and December 31, 2020. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2021.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both March 31, 2021 and December 31, 2020.
See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 11, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion regarding these guarantees and indemnification obligations.
Seasonality
Our operations are subject to seasonal variations. The first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2016 Revolving Credit Facility, the 2019 Mortgage Facility, the 2020 Line of Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $1.1 billion at March 31, 2021. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $8.6 million in the three months ended March 31, 2021. Of the total change in interest expense, approximately $8.0 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2021 due to the leases containing LIBOR floors which were above the LIBOR rate during the three months ended March 31, 2021.
We also have interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate caps, interest rates reset monthly. The fair value of the outstanding interest rate cap positions at March 31, 2021 was not material to the accompanying unaudited condensed consolidated balance sheet as of such date. The fair value of the outstanding interest rate cap positions at December 31, 2020 was not material to the accompanying unaudited condensed consolidated balance sheet as of such date. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our outstanding interest rate instruments.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
For information regarding legal proceedings, see the discussion under the heading “Legal and Other Proceedings” in Note 7. “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

SONIC AUTOMOTIVE, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended March 31, 2021.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
January 2021	—	$—	—	$—
February 2021	575,832	$41.87	575,832	$45,307
March 2021	381,471	$47.10	381,471	$27,307
Total	957,303		957,303

(1)On February 13, 2017 and July 31, 2020, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
February 2017 authorization	$100,000
July 2020 authorization	60,000
Total active program repurchases prior to March 31, 2021	(132,693)
Current remaining availability as of March 31, 2021	$27,307

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

Subsequent to March 31, 2021, our Board of Directors increased our share repurchase authorization by $250.0 million. After giving effect to such increase, we had $277.3 million available under our authorized share repurchase program.

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

10.1
Fifth Amended, Restated and Consolidated Credit Agreement, dated as of April 14, 2021, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle swing line lender, used vehicle swing line lender and an l/c issuer. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.2
Form of Promissory Note, dated April 14, 2021, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Fifth Amended, Restated and Consolidated Credit Agreement. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.3
Fourth Amended and Restated Company Guaranty Agreement, dated as of April 14, 2021, by Sonic Automotive, Inc. to Bank of America, N.A., as administrative agent for each of the lenders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.4
Fifth Amended, Restated and Consolidated Subsidiary Guaranty Agreement, dated as of April 14, 2021, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for each of the lenders. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.5
Fifth Amended and Restated Securities Pledge Agreement, dated as of April 14, 2021, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.6
Fifth Amended and Restated Escrow and Security Agreement, dated as of April 14, 2021, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for each of the lenders. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.7
Fifth Amended and Restated Security Agreement, dated as of April 14, 2021, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for each of the lenders. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

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

SONIC AUTOMOTIVE, INC.

April 29, 2021	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

April 29, 2021	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer