Form 10-Q
period 2021-06-30
SONIC AUTOMOTIVE INC
filed 2021-07-29
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2021, there were 29,686,573 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
•changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws, including any change in law or regulations in response to the COVID–19 pandemic;
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
•our principal stockholders exercise significant control over us and our business matters;
•the rate and timing of overall economic expansion or contraction; and
•the severity and duration of the COVID-19 pandemic and the actions taken by vehicle manufacturers, governmental authorities, businesses or consumers in response to the pandemic, including in response to a worsening or “next wave” of the pandemic as a result of the Delta variant or otherwise.
These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,462,893	$900,003	$2,619,210	$1,859,492
Used vehicles	1,266,696	808,877	2,356,794	1,658,930
Wholesale vehicles	84,807	33,175	159,614	81,718
Total vehicles	2,814,396	1,742,055	5,135,618	3,600,140
Parts, service and collision repair	360,596	259,058	681,509	593,738
Finance, insurance and other, net	177,254	110,773	321,916	226,064
Total revenues	3,352,246	2,111,886	6,139,043	4,419,942
Cost of sales:
New vehicles	(1,344,467)	(854,617)	(2,431,319)	(1,768,690)
Used vehicles	(1,231,943)	(781,506)	(2,291,171)	(1,599,428)
Wholesale vehicles	(80,280)	(33,601)	(154,240)	(82,303)
Total vehicles	(2,656,690)	(1,669,724)	(4,876,730)	(3,450,421)
Parts, service and collision repair	(184,748)	(134,779)	(350,612)	(311,560)
Total cost of sales	(2,841,438)	(1,804,503)	(5,227,342)	(3,761,981)
Gross profit	510,808	307,383	911,701	657,961
Selling, general and administrative expenses	(320,620)	(230,359)	(609,976)	(512,515)
Impairment charges	—	(833)	—	(268,833)
Depreciation and amortization	(24,761)	(22,647)	(48,448)	(44,944)
Operating income (loss)	165,427	53,544	253,277	(168,331)
Other income (expense):
Interest expense, floor plan	(4,329)	(6,314)	(9,441)	(16,822)
Interest expense, other, net	(10,077)	(9,797)	(20,363)	(20,762)
Other income (expense), net	—	—	100	100
Total other income (expense)	(14,406)	(16,111)	(29,704)	(37,484)
Income (loss) from continuing operations before taxes	151,021	37,433	223,573	(205,815)
Provision for income taxes for continuing operations - benefit (expense)	(37,030)	(6,437)	(55,893)	37,680
Income (loss) from continuing operations	113,991	30,996	167,680	(168,135)
Discontinued operations:
Income (loss) from discontinued operations before taxes	(204)	(289)	516	(573)
Provision for income taxes for discontinued operations - benefit (expense)	58	84	(129)	166
Income (loss) from discontinued operations	(146)	(205)	387	(407)
Net income (loss)	$113,845	$30,791	$168,067	$(168,542)
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.74	$0.72	$4.03	$(3.93)
Earnings (loss) per share from discontinued operations	—	—	0.01	(0.01)
Earnings (loss) per common share	$2.74	$0.72	$4.04	$(3.94)
Weighted-average common shares outstanding	41,581	42,940	41,561	42,779
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.63	$0.71	$3.86	$(3.93)
Earnings (loss) per share from discontinued operations	—	—	0.01	(0.01)
Earnings (loss) per common share	$2.63	$0.71	$3.87	$(3.94)
Weighted-average common shares outstanding	43,424	43,575	43,483	42,779

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income (loss)	$113,845	$30,791	$168,067	$(168,542)
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	471	419	881	780
Amortization of terminated interest rate swap agreements	—	(835)	—	(1,632)
Total other comprehensive income (loss) before taxes	471	(416)	881	(852)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(124)	161	(291)	325
Other comprehensive income (loss)	347	(255)	590	(527)
Comprehensive income (loss)	$114,192	$30,536	$168,657	$(169,069)

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$239,617	$170,313
Receivables, net	356,850	371,666
Inventories	1,016,566	1,247,254
Other current assets	106,341	93,334
Total current assets	1,719,374	1,882,567
Property and Equipment, net	1,177,928	1,120,526
Goodwill	223,398	213,977
Other Intangible Assets, net	68,200	64,300
Operating Right-of-Use Lease Assets	313,941	330,322
Finance Right-of-Use Lease Assets	70,486	60,121
Other Assets	83,018	74,180
Total Assets	$3,656,345	$3,745,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$32,778	$585,225
Notes payable - floor plan - non-trade	1,053,325	739,019
Trade accounts payable	146,634	105,098
Operating short-term lease liabilities	40,413	42,339
Finance short-term lease liabilities	12,920	3,515
Accrued interest	7,365	8,496
Other accrued liabilities	290,686	279,477
Current maturities of long-term debt	51,681	68,244
Total current liabilities	1,635,802	1,831,413
Long-Term Debt	634,712	651,823
Other Long-Term Liabilities	92,974	88,753
Operating Long-Term Lease Liabilities	281,636	296,564
Finance Long-Term Lease Liabilities	64,382	62,290
Deferred Income Taxes	485	345
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 66,448,546 shares issued and 29,680,414 shares outstanding at June 30, 2021; 65,607,628 shares issued and 29,797,727 shares outstanding at December 31, 2020	664	656
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2021 and December 31, 2020	121	121
Paid-in capital	781,829	767,599
Retained earnings	880,704	721,770
Accumulated other comprehensive income (loss)	(3,026)	(3,616)
Treasury stock, at cost; 36,768,132 Class A Common Stock shares held at June 30, 2021 and 35,809,901 Class A Common Stock shares held at December 31, 2020	(713,938)	(671,725)
Total Stockholders’ Equity	946,354	814,805
Total Liabilities and Stockholders’ Equity	$3,656,345	$3,745,993

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at March 31, 2020	65,199	$652	(34,364)	$(621,290)	12,029	$121	$758,327	$586,511	$(2,334)	$721,987
Shares awarded under stock compensation plans	405	4	—	—	—	—	(5)	—	—	(1)
Purchases of treasury stock	—	—	(274)	(6,522)	—	—	—	—	—	(6,522)
Effect of cash flow hedge instruments, net of tax benefit of $161	—	—	—	—	—	—	—	—	(255)	(255)
Restricted stock amortization	—	—	—	—	—	—	2,971	—	—	2,971
Net income (loss)	—	—	—	—	—	—	—	30,791	—	30,791
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,066)	—	(3,066)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at June 30, 2020	65,604	$656	(34,638)	$(627,812)	12,029	$121	$761,293	$613,033	$(2,589)	$744,702

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at March 31, 2021	66,018	$660	(36,767)	$(713,892)	12,029	$121	$771,079	$771,864	$(3,373)	$826,459
Shares awarded under stock compensation plans	431	4	—	—	—	—	6,762	—	—	6,766
Purchases of treasury stock	—	—	(1)	(46)	—	—	—	—	—	(46)
Effect of cash flow hedge instruments, net of tax expense of $124	—	—	—	—	—	—	—	—	347	347
Restricted stock and stock option amortization	—	—	—	—	—	—	3,988	—	—	3,988
Net income (loss)	—	—	—	—	—	—	—	113,845	—	113,845
Class A dividends declared ($0.12)	—	—	—	—	—	—	—	(3,562)	—	(3,562)
Class B dividends declared ($0.12)	—	—	—	—	—	—	—	(1,443)	—	(1,443)
Balance at June 30, 2021	66,449	$664	(36,768)	$(713,938)	12,029	$121	$781,829	$880,704	$(3,026)	$946,354

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$755,904	$790,158	$(2,062)	$944,764
Shares awarded under stock compensation plans	870	9	—	—	—	—	(8)	—	—	1
Purchases of treasury stock	—	—	(1,009)	(27,808)	—	—	—	—	—	(27,808)
Effect of cash flow hedge instruments, net of tax benefit of $325	—	—	—	—	—	—	—	—	(527)	(527)
Restricted stock amortization	—	—	—	—	—	—	5,397	—	—	5,397
Net income (loss)	—	—	—	—	—	—	—	(168,542)	—	(168,542)
Class A dividends declared ($0.20)	—	—	—	—	—	—	—	(6,177)	—	(6,177)
Class B dividends declared ($0.20)	—	—	—	—	—	—	—	(2,406)	—	(2,406)
Balance at June 30, 2020	65,604	$656	(34,638)	$(627,812)	12,029	$121	$761,293	$613,033	$(2,589)	$744,702

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2020	65,608	$656	(35,810)	$(671,725)	12,029	$121	$767,599	$721,770	$(3,616)	$814,805
Shares awarded under stock compensation plans	841	8	—	—	—	—	6,757	—	—	6,765
Purchases of treasury stock	—	—	(958)	(42,213)	—	—	—	—	—	(42,213)
Effect of cash flow hedge instruments, net of tax expense of $291	—	—	—	—	—	—	—	—	590	590
Restricted stock and stock option amortization	—	—	—	—	—	—	7,473	—	—	7,473
Net income (loss)	—	—	—	—	—	—	—	168,067	—	168,067
Class A dividends declared ($0.22)	—	—	—	—	—	—	—	(6,499)	—	(6,499)
Class B dividends declared ($0.22)	—	—	—	—	—	—	—	(2,634)	—	(2,634)
Balance at June 30, 2021	66,449	$664	(36,768)	$(713,938)	12,029	$121	$781,829	$880,704	$(3,026)	$946,354

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$168,067	$(168,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	45,392	43,462
Provision for bad debt expense	348	345
Debt issuance cost amortization	1,658	1,182
Stock-based compensation expense	7,473	5,397
Deferred income taxes	(5,962)	(60,035)
Net distributions from equity investee	(262)	465
Asset impairment charges	—	268,833
Loss (gain) on disposal of dealerships and property and equipment	(490)	2,364
Changes in assets and liabilities that relate to operations:
Receivables	14,467	139,305
Inventories	240,233	341,340
Other assets	10,514	(45,013)
Notes payable - floor plan – trade	(552,447)	(257,660)
Trade accounts payable and other liabilities	36,351	(43,695)
Total adjustments	(202,725)	396,290
Net cash provided by (used in) operating activities	(34,658)	227,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(28,595)	—
Purchases of land, property and equipment	(105,091)	(61,733)
Proceeds from sales of property and equipment	739	163
Proceeds from sales of dealerships	3,798	(886)
Net cash provided by (used in) investing activities	(129,149)	(62,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	314,306	(64,121)
Borrowings on revolving credit facilities	4,906	460,916
Repayments on revolving credit facilities	(4,906)	(460,916)
Proceeds from issuance of long-term debt	—	53,135
Debt issuance costs	(4,638)	(1,252)
Principal payments and repurchase of long-term debt	(30,693)	(10,423)
Principal payments of long-term lease liabilities	(2,106)	(19,620)
Purchases of treasury stock	(42,213)	(27,808)
Issuance of shares under stock compensation plans	6,765	1
Dividends paid	(8,310)	(8,583)
Net cash provided by (used in) financing activities	233,111	(78,671)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,304	86,621
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	170,313	29,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$239,617	$115,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$29,635	$34,939
Income taxes	$54,377	$79

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2021 and 2020 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The operating results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Additionally, the ongoing COVID-19 pandemic could impact earnings for the remainder of 2021 and beyond. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.
COVID-19 – The COVID-19 pandemic began negatively impacting the global economy in the first quarter of 2020. The impact on the economy affected both consumer demand and supply of manufactured goods as many countries around the world and states and municipalities in the United States (the “U.S.”) mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on in-person retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated employees. In the U.S., the federal government passed several relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Families First Coronavirus Response Act, in an attempt to provide short-term relief to families and businesses as a result of the economic impacts of the COVID-19 pandemic.
This broader economic backdrop resulting from the COVID-19 pandemic had a direct impact on our business and operations beginning in March 2020 and continuing through the date of this report. As a result of the pandemic and related shelter-in-place or stay-at-home orders, we transitioned many of our teammates to remote work arrangements. In situations where a teammate’s role did not permit remote work (e.g., service repair technicians), we implemented staggered work hours, social distancing and other safety measures to promote the health and safety of our teammates and guests. As a result of the systems and infrastructure we had in place prior to the pandemic, we were largely able to maintain our back-office operations and financial reporting and internal control processes with minimal disruption or changes in the effectiveness of such operations and processes.
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. During parts of the first half of 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers but experienced lower consumer demand as a result of the initial onset of the pandemic and state and local governmental restrictions on business and consumer activities. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have largely been able to continue to conduct business so far, while adjusting operations to comply with state and local standards for safety and social distancing to promote the health and safety of our teammates and guests. As of June 30, 2021, most of such restrictions had been relaxed; however, our stores remain subject to both external and self-imposed health and safety policies and practices that may affect the way we sell vehicles and interact with our guests in the future. These restrictions may be tightened again if conditions relating to the pandemic worsen as a result of variants.
The automotive supply chain has been disrupted during the pandemic, primarily related to the production of semiconductors that are used in many components of modern automobiles. As a result, automobile manufacturing is operating at lower than expected production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand, have led to a low new vehicle inventory and a high vehicle pricing environment. While we believe that inventory levels should improve during the second half of 2021, there is a risk that vehicle and parts inventory levels remain at a low level or worsen, which could adversely impact our revenues and other financial results.
The ongoing effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic recovery in the remainder of the fiscal year ending December 31, 2021, the ongoing pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, especially if the pandemic worsens or the regulatory environment changes in response to the pandemic. This may lead to increased asset

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
recovery and valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. These and other COVID-related factors may adversely impact our revenues, operating income and earnings per share financial measures.
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
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 include approximately $22.0 million and $21.7 million, respectively, related to contract assets from F&I retro revenues recognition. Changes in contract assets from December 31, 2020 to June 30, 2021 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our revenue recognition policies and processes.
Income Taxes – The overall effective tax rate from continuing operations was 24.5% and 25.0% for the three and six months ended June 30, 2021, respectively, and 17.2% and 18.3% for the three and six months ended June 30, 2020,

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
respectively. Income tax expense for the three months ended June 30, 2021 includes a $1.3 million discrete benefit related to vested or exercised stock compensation awards. Income tax expense for the six months ended June 30, 2021 includes a $2.8 million discrete benefit related to vested or exercised stock compensation awards. Income tax benefit for the three months ended June 30, 2020 includes a $3.4 million discrete benefit related to the favorable resolution of certain tax matters and other adjustments, offset partially by a $0.3 million discrete charge related to vested or exercised stock compensation awards. Income tax benefit for the six months ended June 30, 2020 includes a $55.8 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge recognized in such quarter, a $0.2 million discrete benefit related to vested or exercised stock compensation awards and a $0.2 million discrete benefit related to the favorable resolution a of certain tax matter, offset partially by a $1.4 million discrete charge related to changes in uncertain tax positions. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).
2. Business Acquisitions and Dispositions
We acquired two businesses to be included in our EchoPark segment during the six months ended June 30, 2021 for a gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $28.6 million. We did not acquire any businesses during the six months ended June 30, 2020.
We disposed of one luxury franchised dealership during the six months ended June 30, 2021 that generated net cash of approximately $3.8 million. We did not dispose of any dealerships during the six months ended June 30, 2020. We terminated one luxury franchised dealership during the six months ended June 30, 2020.
3. Inventories
Inventories consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
New vehicles	$243,366	$648,448
Used vehicles	593,964	413,209
Service loaners	119,996	128,531
Parts, accessories and other	59,240	57,066
Net inventories	$1,016,566	$1,247,254

4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Land	$378,511	$375,297
Building and improvements	1,079,078	1,028,016
Furniture, fixtures and equipment	406,408	365,222
Construction in progress	43,428	34,767
Total, at cost	1,907,425	1,803,302
Less accumulated depreciation	(717,565)	(673,082)
Subtotal	1,189,860	1,130,220
Less assets held for sale (1)	(11,932)	(9,694)
Property and equipment, net	$1,177,928	$1,120,526
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and six months ended June 30, 2021, capital expenditures were approximately $37.4 million and $105.1 million, respectively, and in the three and six months ended June 30, 2020, capital expenditures were approximately $41.9 million and $61.7 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions,

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of June 30, 2021 and December 31, 2020 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
There were no fixed asset impairment charges for the six months ended June 30, 2021. Impairment charges for the six months ended June 30, 2020 were approximately $0.8 million, related to the abandonment of certain construction projects.
5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $223.4 million and $214.0 million as of June 30, 2021 and December 31, 2020, respectively. The carrying amount of goodwill for our franchised dealership reporting unit was approximately $147.1 million and $147.3 million as of June 30, 2021 and December 31, 2020, respectively. The carrying amount of goodwill for our EchoPark reporting unit was approximately $76.3 million and $66.7 million as of June 30, 2021 and December 31, 2020, respectively. The total carrying amount of goodwill is net of accumulated impairment losses of approximately $1.1 billion as of both June 30, 2021 and December 31, 2020. The carrying amount of indefinite lived franchise assets was approximately $68.2 million and $64.3 million as of June 30, 2021 and December 31, 2020, respectively.
Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our long-lived assets at the end of the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of our franchised dealership reporting unit goodwill was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268.0 million and a corresponding income tax benefit of $55.8 million to reduce the carrying value to fair value as of March 31, 2020. We did not record any impairment charges for the three and six months ended June 30, 2021.
6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
2021 Revolving Credit Facility (1)	$—	$—
6.125% Senior Subordinated Notes due 2027	250,000	250,000
2019 Mortgage Facility (2)	95,452	100,906
Mortgage notes to finance companies - fixed rate, bearing interest from 2.41% to 7.03%	204,746	212,135
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	147,038	164,889
Subtotal	$697,236	$727,930
Debt issuance costs	(10,843)	(7,863)
Total debt	686,393	720,067
Less current maturities	(51,681)	(68,244)
Long-term debt	$634,712	$651,823
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 100 and 150 basis points above LIBOR at June 30, 2021 and December 31, 2020.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 basis points above LIBOR at both June 30, 2021 and December 31, 2020.
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025, increased availability under the 2021 Revolving Credit Facility by $4.5 million and increased availability under the 2021 Floor Plan Facilities by $584.0 million, among other things.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Availability under the 2021 Revolving Credit Facility is calculated as the lesser of $250.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). The 2021 Revolving Credit Facility may be increased at our option up to $300.0 million upon satisfaction of certain conditions. As of June 30, 2021, the 2021 Revolving Borrowing Base was approximately $236.6 million based on balances as of such date. As of June 30, 2021, we had no outstanding borrowings and approximately $12.3 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $224.3 million remaining borrowing availability under the 2021 Revolving Credit Facility.

The 2021 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (as amended, the “2021 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (as amended, the “2021 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount of up to $1.55 billion. We may, under certain conditions, request an increase in the 2021 Floor Plan Facilities to a maximum borrowing limit of up to $1.8 billion, which shall be allocated between the 2021 New Vehicle Floor Plan Facility and the 2021 Used Vehicle Floor Plan Facility as we request, with no more than 40% of the aggregate commitments allocated to the commitments under the 2021 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2021 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying unaudited condensed consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.
We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities.
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
For further discussion of the 6.125% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”).
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of June 30, 2021, we had approximately $95.5 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $16.7 million under the 2019 Mortgage Facility.
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
For further discussion of the 2019 Mortgage Facility, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Notes to Finance Companies
As of June 30, 2021, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.54% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $351.8 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2021 and 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement with Ally Bank (the “2020 Line of Credit Facility”) which was scheduled to mature on June 22, 2021. On June 21, 2021, we extended the maturity date of the 2020 Line of Credit Facility to June 19, 2022.

The 2020 Line of Credit Facility has borrowing availability of up to $54.1 million which can be used for general corporate purposes. The amount available for borrowing under the 2020 Line of Credit Facility is directly tied to the appraised value of certain real estate properties of the Company, which are used as collateral for any funds drawn under the 2020 Line of Credit Facility. As of June 30, 2021 and December 31, 2020, we had no outstanding borrowings under the 2020 Line of Credit Facility, resulting in $54.1 million remaining borrowing availability under the 2020 Line of Credit Facility.

The 2020 Line of Credit Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2020 Line of Credit Facility permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default (as defined in the 2020 Line of Credit Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2020 Line of Credit Facility.
Covenants
We have agreed under the 2021 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility contain certain negative covenants, including certain covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.
We were in compliance with the financial covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility as of June 30, 2021. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
June 30, 2021 actual	1.19	2.21	1.34
The 2021 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2021 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2021, we had approximately $348.9 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2021.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2021, the ratio was 10.05 to 1.00.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $4.0 million and $25.0 million at June 30, 2021 and December 31, 2020, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2021.
We also guarantee the floor plan commitments of our 50%-owned joint venture. The amount of such guarantee was approximately $4.3 million at both June 30, 2021 and December 31, 2020.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2021	December 31, 2020
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$37,928	$35,739
Total assets	$37,928	$35,739

Liabilities:
Deferred compensation plan (2)	$22,784	$20,685
Total liabilities	$22,784	$20,685
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were no instances during the six months ended June 30, 2021 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of October 1, 2021 or as events or changes in circumstances require.
As of June 30, 2021 and December 31, 2020, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of June 30, 2021 and December 31, 2020, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
6.125% Notes (1)	$261,875	$250,000	$263,438	$250,000
(1)As determined by market quotations from similar securities as of June 30, 2021 and December 31, 2020, respectively (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) related to our cash flow hedges and defined benefit pension plan for the three and six months ended June 30, 2021 are presently immaterial, both individually and in the aggregate.
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
10. Segment Information
As of June 30, 2021, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.

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

Reportable segment financial information for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,461,984	$900,003	$2,618,301	$1,859,492
Used vehicles	761,524	535,699	1,423,059	1,102,587
Wholesale vehicles	62,956	28,509	119,160	70,948
Parts, service and collision repair	346,118	251,998	654,194	576,499
Finance, insurance and other, net	124,060	80,401	221,586	163,429
Franchised Dealerships Segment revenues	$2,756,642	$1,796,610	$5,036,300	$3,772,955

EchoPark Segment revenues:
New vehicles	$909	$—	$909	$—
Used vehicles	505,172	273,178	933,735	556,343
Wholesale vehicles	21,851	4,666	40,454	10,770
Parts, service and collision repair	14,478	7,060	27,315	17,239
Finance, insurance and other, net	53,194	30,372	100,330	62,635
EchoPark Segment revenues	$595,604	$315,276	$1,102,743	$646,987

Total consolidated revenues	$3,352,246	$2,111,886	$6,139,043	$4,419,942

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except unit data)
Segment Income (Loss) (1):
Franchised Dealerships Segment	$165,415	$35,689	$235,957	$58,346
EchoPark Segment	(14,394)	2,577	(12,384)	4,672
Total segment income (loss)	$151,021	$38,266	$223,573	$63,018
Impairment charges (2)	—	(833)	—	(268,833)
Income (loss) from continuing operations before taxes	$151,021	$37,433	$223,573	$(205,815)

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	59,038	43,864	110,632	91,626
EchoPark Segment	21,275	13,207	40,945	27,193
Total retail new and used vehicle unit sales volume	80,313	57,071	151,577	118,819

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the three months ended June 30, 2020, the above amount includes a pre-tax impairment charge of approximately $0.8 million related to the abandonment of certain construction projects. For the six months ended June 30, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of COVID-19 which had adversely affected our business, as well as a pre-tax impairment charge of approximately $0.8 million related to the abandonment of certain construction projects.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Impairment Charges:
Franchised Dealerships Segment	$—	$833	$—	$268,833
EchoPark Segment	—	—	—	—
Total impairment charges	$—	$833	$—	$268,833

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Depreciation and Amortization:
Franchised Dealerships Segment	$20,616	$19,895	$40,992	$39,484
EchoPark Segment	4,145	2,752	7,456	5,460
Total depreciation and amortization	$24,761	$22,647	$48,448	$44,944

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$3,155	$5,675	$7,271	$15,283
EchoPark Segment	1,174	639	2,170	1,539
Total floor plan interest expense	$4,329	$6,314	$9,441	$16,822

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$9,723	$9,556	$19,682	$20,156
EchoPark Segment	354	241	681	606
Total interest expense, other, net	$10,077	$9,797	$20,363	$20,762

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Capital Expenditures:
Franchised Dealerships Segment	$25,506	$35,388	$71,677	$52,637
EchoPark Segment	11,923	6,540	33,414	9,096
Total capital expenditures	$37,429	$41,928	$105,091	$61,733

	June 30, 2021	December 31, 2020
	(In thousands)
Assets:
Franchised Dealerships Segment assets	$2,742,475	$3,096,811
EchoPark Segment assets	674,253	478,869
Corporate and other:
Cash and cash equivalents	239,617	170,313
Other corporate assets	—	—
Total assets	$3,656,345	$3,745,993

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
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had two reportable segments as of June 30, 2021: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2021, we operated 84 stores in the Franchised Dealerships Segment and 25 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 95 new vehicle franchises (representing 21 different brands of cars and light trucks) and 14 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our guests in pre-owned vehicle specialty retail locations. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs). Sales operations for EchoPark began in the fourth quarter of 2014, and, as of June 30, 2021, we operated 25 EchoPark stores in 12 states. During 2020, we announced an accelerated EchoPark growth plan in which we plan to open 25 additional EchoPark stores annually from 2021 to 2025 as we build out an expected 140-plus point nationwide EchoPark distribution network by 2025, which we expect will allow EchoPark to reach 90% of the U.S. population by that time.
Executive Summary
Results in the three and six months ended June 30, 2021 benefit from a favorable comparison to the prior year period, where the onset of the COVID-19 pandemic caused significant disruption to our industry and business. The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) increased 50.4% and 28.8%, in the three and six months ended June 30, 2021, respectively, to 17.0 million vehicles in both periods, compared to 11.3 million and 13.2 million vehicles in the three and six months ended June 30, 2020, respectively, according to data from Bloomberg Finance L.P., provided by Stephens Inc. For 2021, analysts’ industry expectation for the total new vehicle SAAR ranges from 14.5 million vehicles (flat compared to 2020) to 16.0 million vehicles (an increase of 10.3% compared to 2020). We estimate the 2021 total new vehicle SAAR will be between 15.5 million vehicles (an increase of 6.9% compared to 2020) and 16.0 million vehicles (an increase of 10.3% compared to 2020). The ongoing effects of the COVID-19 pandemic, changes in consumer confidence, availability of consumer financing, interest rates, additional federal relief spending by the U.S government, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, availability of new and used vehicle inventory, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2021 total new vehicle SAAR to vary from our expectation. For example, a material portion of our revenue is generated from our stores in Texas, nearly all of which were affected by the extreme winter weather and related power outages experienced in February 2021. Many factors, including brand and geographic concentrations

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, industry retail new vehicle SAAR was 15.6 million vehicles for the three months ended June 30, 2021, an increase of 50.0% from 10.4 million vehicles in the prior year period, and 15.0 million vehicles for the six months ended June 30, 2021, an increase of 36.4% from 11.0 million vehicles in the prior year period.
The automotive supply chain has been disrupted during the pandemic, primarily related to the production of semiconductors that are used in many components of modern automobiles. As a result, automobile manufacturing is operating at lower than expected production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand, have led to low levels of new vehicle inventory as of June 30, 2021.
Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships subsequent to January 1, 2020, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
New vehicle revenue increased 63.7% and 42.0% during the three and six months ended June 30, 2021, respectively, primarily driven by a 55.3% and 33.6% increase in new vehicle unit sales volume, respectively. New vehicle gross profit increased 166.4% and 108.8% during the three and six months ended June 30, 2021, respectively, due to higher new vehicle unit sales volume and a 71.5% and 56.2% increase in new vehicle gross profit per unit, respectively, as a result of higher average selling prices. New vehicle gross profit per unit increased $1,595 per unit, or 71.5%, to $3,827 per unit in the three months ended June 30, 2021, and increased $1,218 per unit, or 56.2%, to $3,385 per unit in the six months ended June 30, 2021, due primarily to higher average selling prices due to inventory shortages as a result of vehicle manufacturer supply chain disruptions and production delays during the COVID-19 pandemic. As a result of the new vehicle inventory shortages, our new vehicle inventories are at historic lows. Many of the new vehicles are being delivered to customers shortly after the vehicles arrive at our stores, As of June 30, 2021, our days’ supply of new vehicle inventory was 15 days compared to a days’ supply of inventory as of June 30, 2020 of 64 days. The third quarter of 2021 could face volume pressures if availability continues to decline.
Retail used vehicle revenue increased 43.3% and 30.3% during the three and six months ended June 30, 2021, respectively, driven by a 20.5% and 13.1% increase in retail used vehicle unit sales volume, respectively, and higher average selling prices. Retail used vehicle gross profit increased 96.7% and 40.8% during the three and six months ended June 30, 2021, respectively, due to higher retail used vehicle unit sales volume and an increase in retail used vehicle gross profit per unit of 63.3% and 24.5%, respectively. Retail used vehicle gross profit per unit increased $715 per unit, or 63.3%, to $1,844 per unit during the three months ended June 30, 2021, and increased $292 per unit, or 24.5%, to $1,486 per unit during the six months ended June 30, 2021, as a result of higher average selling prices due in part to shortages of new vehicle inventory. Wholesale vehicle gross profit improved by approximately $4.5 million and $5.3 million in the three and six months ended June 30, 2021, respectively, due primarily to a 57.6% and 44.8% increase in average wholesale vehicle revenue per unit, respectively, as a result of increased demand in the wholesale auction market as a result of new vehicle inventory shortages. In the past, we have focused on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 31 and 25 days as of June 30, 2021 and 2020, respectively.
Fixed Operations revenue increased 39.0% and 14.3% during the three and six months ended June 30, 2021, respectively, and Fixed Operations gross profit increased 42.6% and 17.7% during the three and six months ended June 30, 2021, respectively. Fixed Operations gross margin increased 130 and 140 basis points, during the three and six months ended June 30, 2021, respectively, to 50.6% and 50.4%, respectively, driven primarily by an increase in customer pay revenue contribution and higher customer pay gross margin.
F&I revenue increased 56.5% and 37.2% during the three and six months ended June 30, 2021, respectively, driven primarily by increases in F&I gross profit per retail unit. F&I gross profit per retail unit increased $258 per unit, or 14.9%, to $1,984 per unit in the three months ended June 30, 2021. F&I gross profit per retail unit increased $204 per unit, or 12.0%, to $1,902 per unit in the six months ended June 30, 2021. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell a high volume of retail new and used vehicles at our stores.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EchoPark Segment
Reported total EchoPark revenues increased 88.9% and 70.4% in the three and six months ended June 30, 2021, respectively, driven primarily by continued expansion of our nationwide distribution network and increases in retail used vehicle unit sales volume and average selling prices. Reported total gross profit increased 33.7% and 39.4% in the three and six months ended June 30, 2021, respectively, due primarily to higher retail used vehicle unit sales volume and an increase in F&I per retail unit. Reported combined retail used vehicle and F&I gross profit per unit decreased 25.6% and 11.9% in the three and six months ended June 30, 2021, respectively, to $1,539 and $1,924 per unit, respectively, as a result of higher inventory acquisition costs due to increased demand in the wholesale auction market.
Retail used vehicle revenue increased 84.9% and 67.8% in the three and six months ended June 30, 2021, respectively. F&I revenue increased 75.1% and 60.2% during the three and six months ended June 30, 2021, respectively, driven primarily by a 61.0% and 50.5% increase in retail used vehicle unit sales volume, respectively, and increases in retail used vehicle average selling prices. Combined retail used vehicle and F&I gross profit per unit decreased $530 per unit, or 25.6%, to $1,539 per unit during the three months ended June 30, 2021, and decreased $261 per unit, or 12%, to $1,924 per unit during the six months ended June 30, 2021.
Wholesale vehicle gross profit improved by approximately $3.2 million and $3.3 million during the three and six months ended June 30, 2021, respectively, due in part to higher average wholesale prices as a result of increased demand for used vehicles at auction. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 47 and 38 days as of June 30, 2021 and 2020, respectively. The elevated level of used inventory days’ supply as of June 30, 2021 was due primarily to the opening of several new EchoPark stores, which require additional inventory on hand but are not yet generating retail used vehicle sales at the rate of a more mature store.
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. EchoPark same market total revenues increased 37.5% and 30.8% during the three and six months ended June 30, 2021, respectively, driven primarily by a 16.5% and 14.7% increase in retail used vehicle unit sales volume during the three and six months ended June 30, 2021, respectively, and increases in retail used vehicle average selling prices. EchoPark same market total gross profit increased 3.0% during the three months ended June 30, 2021, due primarily to higher retail used vehicle unit sales volume, offset partially by a 20.8% decrease in total gross profit per unit, to $1,423 per unit. EchoPark same market total gross profit increased 19.6% during the six months ended June 30, 2021, due primarily to higher retail used vehicle unit sales volume, partially offset by a 0.8% decrease in total gross profit per unit, to $1,887 per unit.
Results of Operations – Consolidated
The following tables list other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Operations Statement Line Impacted
	(In thousands)
Impairment charges	$—	$—	$—	$(833)	$—	$(833)	Impairment charges
Non-recurring tax benefit	$—	$—	$—	$3,175	$—	$3,175	Income taxes

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Operations Statement Line Impacted
	(In thousands)
Impairment charges	$—	$—	$—	$(268,833)	$—	$(268,833)	Impairment charges
Non-recurring tax benefit	$—	$—	$—	$54,470	$—	$54,470	Income taxes

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2021	2020	2021	2020
Luxury:
BMW	26.6%	21.9%	25.4%	23.6%
Mercedes	12.2%	13.3%	12.4%	13.3%
Audi	7.6%	6.4%	7.4%	6.2%
Lexus	4.7%	4.1%	4.8%	4.4%
Land Rover	3.9%	6.1%	4.2%	5.2%
Porsche	3.7%	3.5%	3.7%	3.2%
Cadillac	2.4%	2.1%	2.6%	2.2%
MINI	1.2%	1.0%	1.1%	1.0%
Other luxury (1)	3.0%	3.0%	2.9%	2.7%
Total Luxury	65.3%	61.4%	64.5%	61.8%
Mid-line Import:
Honda	14.7%	14.3%	14.0%	14.6%
Toyota	7.6%	8.7%	8.3%	8.7%
Volkswagen	1.5%	1.1%	1.4%	1.1%
Hyundai	1.0%	1.2%	1.0%	1.1%
Nissan	0.8%	0.5%	0.5%	0.4%
Total Mid-line Import	25.6%	25.8%	25.2%	25.9%
Domestic:
Ford	4.6%	6.9%	5.2%	6.4%
General Motors (2)	4.5%	5.9%	5.1%	5.9%
Total Domestic	9.1%	12.8%	10.3%	12.3%
Total	100.0%	100.0%	100.0%	100.0%
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
Beginning in the middle of March 2020, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. While the majority of these restrictions have been relaxed and consumer demand has rebounded significantly, the timing and rate of improvement in demand has not been uniform across the markets in which we operate. Further, disruptions in the automotive supply chain have caused lower than expected levels of vehicle production, which, combined with consumer demand for new vehicles, drove lower than typical levels of new vehicle inventory during the second quarter of 2021. Low levels of new vehicle inventory have resulted in higher average selling prices for new vehicles and may have had a negative impact on the retail new vehicle SAAR for the three months ended June 30, 2021.
Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2021	2020	% Change	2021	2020	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	15.6	10.4	50.0%	15.0	11.0	36.4%
Fleet new vehicle SAAR	1.4	0.9	55.6%	2.0	2.2	(9.1)%
Total new vehicle SAAR (2)	17.0	11.3	50.4%	17.0	13.2	28.8%
(1)Source: PIN from J.D. Power
(2)Source: Bloomberg Finance L.P., provided by Stephens Inc.

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,462,893	$900,003	$562,890	62.5%
Gross profit	$118,426	$45,386	$73,040	160.9%
Unit sales	30,502	19,891	10,611	53.3%
Revenue per unit	$47,961	$45,247	$2,714	6.0%
Gross profit per unit	$3,883	$2,282	$1,601	70.2%
Gross profit as a % of revenue	8.1%	5.0%	310	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$2,619,210	$1,859,492	$759,718	40.9%
Gross profit	$187,891	$90,802	$97,089	106.9%
Unit sales	54,860	41,615	13,245	31.8%
Revenue per unit	$47,744	$44,683	$3,061	6.9%
Gross profit per unit	$3,425	$2,182	$1,243	57.0%
Gross profit as a % of revenue	7.2%	4.9%	230	bps

For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles – Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.
Used Vehicles – Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at wholesale auction and the availability of consumer credit. As with new vehicles, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations beginning in the middle of March 2020, by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. While the majority of these restrictions have been relaxed and consumer demand has rebounded significantly, the timing and rate of improvement in demand has not been uniform across the markets in which we operate.

As a result of low levels of new vehicle inventory and a recovery in demand for used vehicles (both by retail consumers and dealers at wholesale auction), used vehicle prices reached an all-time high during the second quarter of 2021. Depending on the mix of inventory sourcing (trade-in vs. wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given the current used vehicle environment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,266,696	$808,877	$457,819	56.6%
Gross profit	$34,753	$27,371	$7,382	27.0%
Unit sales	49,811	37,180	12,631	34.0%
Revenue per unit	$25,430	$21,756	$3,674	16.9%
Gross profit per unit	$698	$736	$(38)	(5.2)%
Gross profit as a % of revenue	2.7%	3.4%	(70)	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,356,794	$1,658,930	$697,864	42.1%
Gross profit	$65,623	$59,502	$6,121	10.3%
Unit sales	96,717	77,204	19,513	25.3%
Revenue per unit	$24,368	$21,488	$2,880	13.4%
Gross profit per unit	$679	$771	$(92)	(11.9)%
Gross profit as a % of revenue	2.8%	3.6%	(80)	bps

For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since the onset of the COVID-19 pandemic in March 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and gross profit (loss), as well as retail used vehicle revenues and related gross profit. During 2021, wholesale vehicle gross profit increased significantly as a result of increased demand for used vehicles due in part to low levels of new vehicle inventory. We believe that the current wholesale vehicle price environment is not sustainable in the long-term and expect that wholesale vehicle pricing and related gross profit (loss) will return toward long-term normalized levels. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$84,807	$33,175	$51,632	155.6%
Gross profit (loss)	$4,527	$(426)	$4,953	1,162.7%
Unit sales	9,631	6,281	3,350	53.3%
Revenue per unit	$8,806	$5,282	$3,524	66.7%
Gross profit (loss) per unit	$470	$(68)	$538	791.2%
Gross profit (loss) as a % of revenue	5.3%	(1.3)%	660	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$159,614	$81,718	$77,896	95.3%
Gross profit (loss)	$5,374	$(585)	$5,959	1,018.6%
Unit sales	19,324	14,956	4,368	29.2%
Revenue per unit	$8,260	$5,464	$2,796	51.2%
Gross profit (loss) per unit	$278	$(39)	$317	812.8%
Gross profit (loss) as a % of revenue	3.4%	(0.7)%	410	bps
For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment” and “Wholesale Vehicles – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Fixed Operations – Consolidated
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs (manufacturer-paid), wholesale parts, and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity (a combination of service bay count and technician availability), vehicle quality, manufacturer recalls, customer loyalty and prepaid or manufacturer-paid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles in inventory that are later sold to a third party. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at manufacturer-affiliated dealerships may result in market share gains that could offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to optimize service capacity at our dealerships and stores to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future customer pay or warranty-related revenues.

The COVID-19 pandemic continues to have a significant effect on our consolidated Fixed Operations revenues, as travel restrictions, government-imposed stay-at-home and shelter-in-place orders and fewer workers undertaking a daily commute combined to substantially decrease the number of miles driven in the U.S., which decreased the demand for maintenance and warranty and collision repair services since March 2020. As government-imposed restrictions have been relaxed, we have begun to see a recovery in Fixed Operations revenues to varying degrees depending on the market and type of work being performed.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$152,071	$110,600	$41,471	37.5%
Warranty	58,172	49,326	8,846	17.9%
Wholesale parts	39,601	26,352	13,249	50.3%
Internal, sublet and other	110,752	72,780	37,972	52.2%
Total revenue	$360,596	$259,058	$101,538	39.2%

Gross profit
Customer pay	$87,397	$62,467	$24,930	39.9%
Warranty	33,947	27,720	6,227	22.5%
Wholesale parts	6,896	4,506	2,390	53.0%
Internal, sublet and other	47,608	29,586	18,022	60.9%
Total gross profit	$175,848	$124,279	$51,569	41.5%

Gross profit as a % of revenue
Customer pay	57.5%	56.5%	100	bps
Warranty	58.4%	56.2%	220	bps
Wholesale parts	17.4%	17.1%	30	bps
Internal, sublet and other	43.0%	40.7%	230	bps
Total gross profit as a % of revenue	48.8%	48.0%	80	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$285,637	$245,656	$39,981	16.3%
Warranty	111,303	110,086	1,217	1.1%
Wholesale parts	74,290	65,058	9,232	14.2%
Internal, sublet and other	210,279	172,938	37,341	21.6%
Total revenue	$681,509	$593,738	$87,771	14.8%

Gross profit
Customer pay	$163,370	$137,061	$26,309	19.2%
Warranty	64,875	61,466	3,409	5.5%
Wholesale parts	13,002	11,173	1,829	16.4%
Internal, sublet and other	89,650	72,478	17,172	23.7%
Total gross profit	$330,897	$282,178	$48,719	17.3%

Gross profit as a % of revenue
Customer pay	57.2%	55.8%	140	bps
Warranty	58.3%	55.8%	250	bps
Wholesale parts	17.5%	17.2%	30	bps
Internal, sublet and other	42.6%	41.9%	70	bps
Total gross profit as a % of revenue	48.6%	47.5%	110	bps

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

Our consolidated reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$177,254	$110,773	$66,481	60.0%
Unit sales	80,068	56,921	23,147	40.7%
Gross profit per retail unit (excludes fleet)	$2,214	$1,946	$268	13.8%

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$321,916	$226,064	$95,852	42.4%
Unit sales	150,791	118,084	32,707	27.7%
Gross profit per retail unit (excludes fleet)	$2,135	$1,914	$221	11.5%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships subsequent to January 1, 2020, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
New Vehicles – Franchised Dealerships Segment

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet customer demands. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weakening demand, both within specific brands and in the industry as a whole. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower-priced/economy vehicles to luxury vehicles.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,461,984	$892,958	$569,026	63.7%
Acquisitions, open points, dispositions and holding company	—	7,045	(7,045)	NM
Total as reported	$1,461,984	$900,003	$561,981	62.4%

Total new vehicle gross profit:
Same store	$116,692	$43,811	$72,881	166.4%
Acquisitions, open points, dispositions and holding company	1,634	1,575	59	NM
Total as reported	$118,326	$45,386	$72,940	160.7%

Total new vehicle unit sales:
Same store	30,488	19,631	10,857	55.3%
Acquisitions, open points, dispositions and holding company	—	260	(260)	NM
Total as reported	30,488	19,891	10,597	53.3%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$2,618,301	$1,843,548	$774,753	42.0%
Acquisitions, open points, dispositions and holding company	—	15,944	(15,944)	NM
Total as reported	$2,618,301	$1,859,492	$758,809	40.8%

Total new vehicle gross profit:
Same store	$185,648	$88,926	$96,722	108.8%
Acquisitions, open points, dispositions and holding company	2,142	1,876	266	NM
Total as reported	$187,790	$90,802	$96,988	106.8%

Total new vehicle unit sales:
Same store	54,846	41,041	13,805	33.6%
Acquisitions, open points, dispositions and holding company	—	574	(574)	NM
Total as reported	54,846	41,615	13,231	31.8%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,461,984	$900,003	$561,981	62.4%
Gross profit	$118,326	$45,386	$72,940	160.7%
Unit sales	30,488	19,891	10,597	53.3%
Revenue per unit	$47,953	$45,247	$2,706	6.0%
Gross profit per unit	$3,881	$2,282	$1,599	70.1%
Gross profit as a % of revenue	8.1%	5.0%	310	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$2,618,301	$1,859,492	$758,809	40.8%
Gross profit	$187,790	$90,802	$96,988	106.8%
Unit sales	54,846	41,615	13,231	31.8%
Revenue per unit	$47,739	$44,683	$3,056	6.8%
Gross profit per unit	$3,424	$2,182	$1,242	56.9%
Gross profit as a % of revenue	7.2%	4.9%	230	bps

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,461,984	$892,958	$569,026	63.7%
Gross profit	$116,692	$43,811	$72,881	166.4%
Unit sales	30,488	19,631	10,857	55.3%
Revenue per unit	$47,953	$45,487	$2,466	5.4%
Gross profit per unit	$3,827	$2,232	$1,595	71.5%
Gross profit as a % of revenue	8.0%	4.9%	310	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$2,618,301	$1,843,548	$774,753	42.0%
Gross profit	$185,648	$88,926	$96,722	108.8%
Unit sales	54,846	41,041	13,805	33.6%
Revenue per unit	$47,739	$44,920	$2,819	6.3%
Gross profit per unit	$3,385	$2,167	$1,218	56.2%
Gross profit as a % of revenue	7.1%	4.8%	230	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment New Vehicles – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
New vehicle revenue increased 63.7% due primarily to a higher average selling prices and a 55.3% increase in new vehicle unit sales volume, which was driven by a favorable comparison due to the impact of COVID-19 on the prior year quarter results. New vehicle gross profit increased approximately $72.9 million, or 166.4%, as a result of increased new vehicle unit sales volume and higher new vehicle gross profit per unit. New vehicle gross profit per unit increased $1,595 per unit, or 71.5%, to $3,827 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.
Same Store Franchised Dealerships Segment New Vehicles – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
New vehicle revenue increased 42.0% due primarily to a higher average selling prices and a 33.6% increase in new vehicle unit sales volume, which was driven by a favorable comparison due to the impact of COVID-19 on the prior year-to-date period results. New vehicle gross profit increased approximately $96.7 million, or 108.8%, as a result of increased new vehicle unit sales volume and higher new vehicle gross profit per unit. New vehicle gross profit per unit increased $1,218 per unit, or 56.2%, to $3,385 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$761,524	$531,335	$230,189	43.3%
Acquisitions, open points, dispositions and holding company	—	4,364	(4,364)	NM
Total as reported	$761,524	$535,699	$225,825	42.2%

Total used vehicle gross profit:
Same store	$52,647	$26,759	$25,888	96.7%
Acquisitions, open points, dispositions and holding company	2,573	3,657	(1,084)	NM
Total as reported	$55,220	$30,416	$24,804	81.5%

Total used vehicle unit sales:
Same store	28,550	23,701	4,849	20.5%
Acquisitions, open points, dispositions and holding company	—	272	(272)	NM
Total as reported	28,550	23,973	4,577	19.1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$1,423,059	$1,092,131	$330,928	30.3%
Acquisitions, open points, dispositions and holding company	—	10,456	(10,456)	NM
Total as reported	$1,423,059	$1,102,587	$320,472	29.1%

Total used vehicle gross profit:
Same store	$82,920	$58,900	$24,020	40.8%
Acquisitions, open points, dispositions and holding company	4,299	3,830	469	NM
Total as reported	$87,219	$62,730	$24,489	39.0%

Total used vehicle unit sales:
Same store	55,786	49,336	6,450	13.1%
Acquisitions, open points, dispositions and holding company	—	675	(675)	NM
Total as reported	55,786	50,011	5,775	11.5%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$761,524	$535,699	$225,825	42.2%
Gross profit	$55,220	$30,416	$24,804	81.5%
Unit sales	28,550	23,973	4,577	19.1%
Revenue per unit	$26,673	$22,346	$4,327	19.4%
Gross profit per unit	$1,934	$1,269	$665	52.4%
Gross profit as a % of revenue	7.3%	5.7%	160	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,423,059	$1,102,587	$320,472	29.1%
Gross profit	$87,219	$62,730	$24,489	39.0%
Unit sales	55,786	50,011	5,775	11.5%
Revenue per unit	$25,509	$22,047	$3,462	15.7%
Gross profit per unit	$1,563	$1,254	$309	24.6%
Gross profit as a % of revenue	6.1%	5.7%	40	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$761,524	$531,335	$230,189	43.3%
Gross profit	$52,647	$26,759	$25,888	96.7%
Unit sales	28,550	23,701	4,849	20.5%
Revenue per unit	$26,673	$22,418	$4,255	19.0%
Gross profit per unit	$1,844	$1,129	$715	63.3%
Gross profit as a % of revenue	6.9%	5.0%	190	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$1,423,059	$1,092,131	$330,928	30.3%
Gross profit	$82,920	$58,900	$24,020	40.8%
Unit sales	55,786	49,336	6,450	13.1%
Revenue per unit	$25,509	$22,137	$3,372	15.2%
Gross profit per unit	$1,486	$1,194	$292	24.5%
Gross profit as a % of revenue	5.8%	5.4%	40	bps

Same Store Franchised Dealerships Segment Used Vehicles – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Retail used vehicle revenue increased approximately $230.2 million, or 43.3% and retail used vehicle unit sales volume increased 20.5%. Retail used vehicle revenue per unit increased 19.0% due to higher industry used vehicle prices as a result of the recovery of consumer demand from the impact of the COVID-19 pandemic during the second quarter of 2021. Retail used vehicle gross profit increased approximately $25.9 million, or 96.7%, driven primarily by a $715 per unit increase in retail used vehicle gross profit per unit due to increased consumer demand for used vehicle inventory as a result of new vehicle inventory shortages during the second quarter of 2021.
Same Store Franchised Dealerships Segment Used Vehicles – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Retail used vehicle revenue increased approximately $330.9 million, or 30.3% and retail used vehicle unit sales volume increased 13.1%. Retail used vehicle revenue per unit increased 15.2% due to higher industry used vehicle prices as a result of the recovery of consumer demand from the impact of the COVID-19 pandemic during the first and second quarters of 2021. Retail used vehicle gross profit increased approximately $24.0 million, or 40.8%, driven primarily by a 24.5% per unit increase in retail used vehicle gross profit per unit due to increased consumer demand for used vehicle inventory as a result of new vehicle inventory shortages during the first and second quarters of 2021.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$62,956	$28,236	$34,720	123.0%
Acquisitions, open points, dispositions and holding company	—	273	(273)	NM
Total as reported	$62,956	$28,509	$34,447	120.8%

Total wholesale vehicle gross profit (loss):
Same store	$4,199	$(289)	$4,488	1,552.9%
Acquisitions, open points, dispositions and holding company	(2,765)	(68)	(2,697)	NM
Total as reported	$1,434	$(357)	$1,791	501.7%

Total wholesale vehicle unit sales:
Same store	6,753	4,773	1,980	41.5%
Acquisitions, open points, dispositions and holding company	—	54	(54)	NM
Total as reported	6,753	4,827	1,926	39.9%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$119,160	$70,339	$48,821	69.4%
Acquisitions, open points, dispositions and holding company	—	609	(609)	NM
Total as reported	$119,160	$70,948	$48,212	68.0%

Total wholesale vehicle gross profit (loss):
Same store	$4,935	$(338)	$5,273	1,560.1%
Acquisitions, open points, dispositions and holding company	(2,763)	(102)	(2,661)	NM
Total as reported	$2,172	$(440)	$2,612	593.6%

Total wholesale vehicle unit sales:
Same store	13,585	11,611	1,974	17.0%
Acquisitions, open points, dispositions and holding company	—	126	(126)	NM
Total as reported	13,585	11,737	1,848	15.7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$62,956	$28,509	$34,447	120.8%
Gross profit (loss)	$1,434	$(357)	$1,791	501.7%
Unit sales	6,753	4,827	1,926	39.9%
Revenue per unit	$9,323	$5,906	$3,417	57.9%
Gross profit (loss) per unit	$212	$(74)	$286	386.5%
Gross profit (loss) as a % of revenue	2.3%	(1.3)%	360	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$119,160	$70,948	$48,212	68.0%
Gross profit (loss)	$2,172	$(440)	$2,612	593.6%
Unit sales	13,585	11,737	1,848	15.7%
Revenue per unit	$8,771	$6,045	$2,726	45.1%
Gross profit (loss) per unit	$160	$(37)	$197	532.4%
Gross profit (loss) as a % of revenue	1.8%	(0.6)%	240	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$62,956	$28,236	$34,720	123.0%
Gross profit (loss)	$4,199	$(289)	$4,488	1,552.9%
Unit sales	6,753	4,773	1,980	41.5%
Revenue per unit	$9,323	$5,916	$3,407	57.6%
Gross profit (loss) per unit	$622	$(61)	$683	1,119.7%
Gross profit (loss) as a % of revenue	6.7%	(1.0)%	770	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$119,160	$70,339	$48,821	69.4%
Gross profit (loss)	$4,935	$(338)	$5,273	1,560.1%
Unit sales	13,585	11,611	1,974	17.0%
Revenue per unit	$8,771	$6,058	$2,713	44.8%
Gross profit (loss) per unit	$363	$(29)	$392	1,351.7%
Gross profit (loss) as a % of revenue	4.1%	(0.5)%	460	bps
We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
reported franchised dealerships used vehicle inventory days’ supply was approximately 31 and 25 days as of June 30, 2021 and 2020, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Wholesale vehicle revenue increased 123.0%, driven primarily by a 57.6% increase in wholesale vehicle revenue per unit, as well as a 41.5% increase in wholesale vehicle unit sales volume due to increased demand in the wholesale auction market as a result of new vehicle inventory shortages during the second quarter of 2021. The increase in wholesale vehicle revenue was due in part to a reduction in wholesale auction activity during the second quarter of 2020 as a result of the impact the COVID-19 pandemic had on consumer demand. Wholesale vehicle gross profit increased approximately $4.5 million, primarily due to a $683 per unit, or 1,119.7%, increase in wholesale vehicle gross profit per unit.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Wholesale vehicle revenue increased 69.4%, driven primarily by a 44.8% increase in wholesale vehicle revenue per unit, as well as a 17.0% increase in wholesale vehicle unit sales volume due to increased demand in the wholesale auction market as a result of new vehicle inventory shortages during the first and second quarters of 2021. The increase in wholesale vehicle revenue was due in part to a reduction in wholesale auction activity during the first and second quarters of 2020 as a result of the impact the COVID-19 pandemic had on consumer demand. Wholesale vehicle gross profit increased approximately $5.3 million, primarily due to a $392 per unit, or 1,351.7%, increase in wholesale vehicle gross profit per unit.
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$343,441	$247,134	$96,307	39.0%
Acquisitions, open points, dispositions and holding company	2,677	4,864	(2,187)	NM
Total as reported	$346,118	$251,998	$94,120	37.3%

Total Fixed Operations gross profit:
Same store	$173,900	$121,946	$51,954	42.6%
Acquisitions, open points, dispositions and holding company	1,678	2,519	(841)	NM
Total as reported	$175,578	$124,465	$51,113	41.1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$649,631	$568,429	$81,202	14.3%
Acquisitions, open points, dispositions and holding company	4,563	8,070	(3,507)	NM
Total as reported	$654,194	$576,499	$77,695	13.5%

Total Fixed Operations gross profit:
Same store	$327,583	$278,411	$49,172	17.7%
Acquisitions, open points, dispositions and holding company	3,261	4,150	(889)	NM
Total as reported	$330,844	$282,561	$48,283	17.1%
NM = Not Meaningful
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$151,601	$110,444	$41,157	37.3%
Warranty	57,993	49,326	8,667	17.6%
Wholesale parts	39,600	26,352	13,248	50.3%
Internal, sublet and other	96,924	65,876	31,048	47.1%
Total revenue	$346,118	$251,998	$94,120	37.3%

Gross profit
Customer pay	$87,275	$62,461	$24,814	39.7%
Warranty	33,835	27,720	6,115	22.1%
Wholesale parts	6,896	4,506	2,390	53.0%
Internal, sublet and other	47,572	29,778	17,794	59.8%
Total gross profit	$175,578	$124,465	$51,113	41.1%

Gross profit as a % of revenue
Customer pay	57.6%	56.6%	100	bps
Warranty	58.3%	56.2%	210	bps
Wholesale parts	17.4%	17.1%	30	bps
Internal, sublet and other	49.1%	45.2%	390	bps
Total gross profit as a % of revenue	50.7%	49.4%	130	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$284,885	$245,242	$39,643	16.2%
Warranty	111,124	110,086	1,038	0.9%
Wholesale parts	74,289	65,058	9,231	14.2%
Internal, sublet and other	183,896	156,113	27,783	17.8%
Total revenue	$654,194	$576,499	$77,695	13.5%

Gross profit
Customer pay	$163,243	$137,054	$26,189	19.1%
Warranty	64,763	61,466	3,297	5.4%
Wholesale parts	13,002	11,173	1,829	16.4%
Internal, sublet and other	89,836	72,868	16,968	23.3%
Total gross profit	$330,844	$282,561	$48,283	17.1%

Gross profit as a % of revenue
Customer pay	57.3%	55.9%	140	bps
Warranty	58.3%	55.8%	250	bps
Wholesale parts	17.5%	17.2%	30	bps
Internal, sublet and other	48.9%	46.7%	220	bps
Total gross profit as a % of revenue	50.6%	49.0%	160	bps
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$149,262	$107,542	$41,720	38.8%
Warranty	57,655	48,475	9,180	18.9%
Wholesale parts	39,600	26,081	13,519	51.8%
Internal, sublet and other	96,924	65,036	31,888	49.0%
Total revenue	$343,441	$247,134	$96,307	39.0%

Gross profit
Customer pay	$86,173	$60,828	$25,345	41.7%
Warranty	33,676	27,237	6,439	23.6%
Wholesale parts	6,896	4,487	2,409	53.7%
Internal, sublet and other	47,155	29,394	17,761	60.4%
Total gross profit	$173,900	$121,946	$51,954	42.6%

Gross profit as a % of revenue
Customer pay	57.7%	56.6%	110	bps
Warranty	58.4%	56.2%	220	bps
Wholesale parts	17.4%	17.2%	20	bps
Internal, sublet and other	48.7%	45.2%	350	bps
Total gross profit as a % of revenue	50.6%	49.3%	130	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$281,195	$241,032	$40,163	16.7%
Warranty	110,284	109,311	973	0.9%
Wholesale parts	74,289	64,600	9,689	15.0%
Internal, sublet and other	183,863	153,486	30,377	19.8%
Total revenue	$649,631	$568,429	$81,202	14.3%

Gross profit
Customer pay	$161,464	$134,920	$26,544	19.7%
Warranty	64,297	60,910	3,387	5.6%
Wholesale parts	13,002	11,124	1,878	16.9%
Internal, sublet and other	88,820	71,457	17,363	24.3%
Total gross profit	$327,583	$278,411	$49,172	17.7%

Gross profit as a % of revenue
Customer pay	57.4%	56.0%	140	bps
Warranty	58.3%	55.7%	260	bps
Wholesale parts	17.5%	17.2%	30	bps
Internal, sublet and other	48.3%	46.6%	170	bps
Total gross profit as a % of revenue	50.4%	49.0%	140	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Fixed Operations revenue increased approximately $96.3 million, or 39.0%, and Fixed Operations gross profit increased approximately $52.0 million, or 42.6%. Customer pay gross profit increased approximately $25.3 million, or 41.7%, warranty gross profit increased approximately $6.4 million, or 23.6%, wholesale parts gross profit increased approximately $2.4 million, or 53.7%, and internal, sublet and other gross profit increased approximately $17.8 million, or 60.4%. While our Fixed Operations business was not specifically restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity in the second quarter of 2020. We expect consumer activity to continue to improve as we proceed through 2021, and anticipate a continuing recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels in the latter half of 2021.
Same Store Franchised Dealerships Segment Fixed Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Fixed Operations revenue increased approximately $81.2 million, or 14.3%, and Fixed Operations gross profit increased approximately $49.2 million, or 17.7%. Customer pay gross profit increased approximately $26.5 million, or 19.7%, warranty gross profit increased approximately $3.4 million, or 5.6%, wholesale parts gross profit increased approximately $1.9 million, or 16.9%, and internal, sublet and other gross profit increased approximately $17.4 million, or 24.3%. While our Fixed Operations business was not specifically restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity in the second quarter of 2020. We expect consumer activity to continue to improve as we proceed through 2021, and anticipate a continuing recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels in the latter half of 2021.
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

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$116,657	$74,522	$42,135	56.5%
Acquisitions, open points, dispositions and holding company	7,403	5,879	1,524	NM
Total as reported	$124,060	$80,401	$43,659	54.3%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,984	$1,726	$258	14.9%
Reported	$2,110	$1,839	$271	14.7%

Total combined new and used retail unit sales:
Same store	58,793	43,182	15,611	36.2%
Acquisitions, open points, dispositions and holding company	—	532	(532)	NM
Total as reported	58,793	43,714	15,079	34.5%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$208,903	$152,213	$56,690	37.2%
Acquisitions, open points, dispositions and holding company	12,683	11,216	1,467	NM
Total as reported	$221,586	$163,429	$58,157	35.6%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,902	$1,698	$204	12.0%
Reported	$2,017	$1,798	$219	12.2%

Total combined new and used retail unit sales:
Same store	109,846	89,642	20,204	22.5%
Acquisitions, open points, dispositions and holding company	—	1,249	(1,249)	NM
Total as reported	109,846	90,891	18,955	20.9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$124,060	$80,401	$43,659	54.3%
Unit sales	58,793	43,714	15,079	34.5%
Gross profit per retail unit (excludes fleet)	$2,110	$1,839	$271	14.7%

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$221,586	$163,429	$58,157	35.6%
Unit sales	109,846	90,891	18,955	20.9%
Gross profit per retail unit (excludes fleet)	$2,017	$1,798	$219	12.2%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$116,657	$74,522	$42,135	56.5%
Unit sales	58,793	43,182	15,611	36.2%
Gross profit per retail unit (excludes fleet)	$1,984	$1,726	$258	14.9%

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$208,903	$152,213	$56,690	37.2%
Unit sales	109,846	89,642	20,204	22.5%
Gross profit per retail unit (excludes fleet)	$1,902	$1,698	$204	12.0%

Same Store Franchised Dealerships Segment F&I – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
F&I revenues increased approximately $42.1 million, or 56.5%, due to a 36.2% increase in retail new and used vehicle unit sales volume and an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $258 per unit, or 14.9%, to $1,984 per unit, primarily due to an increase in gross profit per contract and an increase in the other aftermarket contract penetration rate.
Finance contract revenue increased 67.6%, primarily due to a 31.6% increase in finance contract volume as a result of higher retail new and used vehicle unit sales volume, as well as a 27.3% increase in gross profit per finance contract, partially offset by a 270-basis point decrease in the finance contract penetration rate. Service contract revenue increased 42.1%, primarily due to a 35.3% increase in service contract volume as a result of higher retail new and used vehicle unit sales volume, as well as a 5.0% increase in gross profit per service contract, partially offset by a 20-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 63.1%, primarily due to a 50.4% increase in other aftermarket contract volume, as well as an 8.4% increase in gross profit per other aftermarket contract and a 1,460-basis point increase in the other aftermarket contract penetration rate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment F&I – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
F&I revenues increased approximately $56.7 million, or 37.2%, due to a 22.5% increase in retail new and used vehicle unit sales volume and an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $204 per unit, or 12.0%, to $1,902 per unit, primarily due to an increase in gross profit per contract and an increase in the other aftermarket contract penetration rate.
Finance contract revenue increased 43.4%, primarily due to a 21.2% increase in finance contract volume as a result of higher retail new and used vehicle unit sales volume, as well as an 18.3% increase in gross profit per finance contract, partially offset by an 80-basis point decrease in the finance contract penetration rate. Service contract revenue increased 31.5%, primarily due to a 24.8% increase in service contract volume as a result of higher retail new and used vehicle unit sales volume, as well as a 5.4% increase in gross profit per service contract and a 70-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 40.8%, primarily due to a 31.5% increase in other aftermarket contract volume, as well as a 7.1% increase in gross profit per other aftermarket contract and a 1,030-basis point increase in the other aftermarket contract penetration rate.

Results of Operations – EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening.
Used Vehicles and F&I – EchoPark Segment
Based on the way we manage the EchoPark Segment, our operating strategy focuses on maximizing total used vehicle-related gross profit (based on a combination of retail used vehicle unit sales volume, front-end retail used vehicle gross profit (loss) per unit and F&I gross profit per unit) rather than realizing traditional levels of front-end retail used vehicle gross profit (loss) per unit. As such, we believe the best per unit measure of gross profit performance at our EchoPark stores is a combined total gross profit per unit, which includes both front-end retail used vehicle gross profit (loss) and F&I gross profit per unit sold.
See the discussion under the heading “Results of Operations – Franchised Dealerships Segment” for additional discussion of the macro drivers of used vehicle revenues and F&I revenues.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same market	$368,857	$273,178	$95,679	35.0%
New markets	136,315	—	136,315	NM
Total as reported	$505,172	$273,178	$231,994	84.9%

Total used vehicle gross profit (loss):
Same market	$(17,118)	$(6,545)	$(10,573)	(161.5)%
New markets	(3,349)	3,500	(6,849)	NM
Total as reported	$(20,467)	$(3,045)	$(17,422)	(572.2)%

Total used vehicle unit sales:
Same market	15,382	13,207	2,175	16.5%
New markets	5,879	—	5,879	NM
Total as reported	21,261	13,207	8,054	61.0%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same market	$716,654	$556,353	$160,301	28.8%
New markets	217,081	(10)	217,091	NM
Total as reported	$933,735	$556,343	$377,392	67.8%

Total used vehicle gross profit (loss):
Same market	$(18,633)	$(10,703)	$(7,930)	(74.1)%
New markets	(2,963)	7,475	(10,438)	NM
Total as reported	$(21,596)	$(3,228)	$(18,368)	(569.0)%

Total used vehicle unit sales:
Same market	31,189	27,193	3,996	14.7%
New markets	9,742	—	9,742	NM
Total as reported	40,931	27,193	13,738	50.5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total F&I revenue:
Same market	$39,007	$30,259	$8,748	28.9%
New markets	14,187	113	14,074	NM
Total as reported	$53,194	$30,372	$22,822	75.1%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total F&I revenue:
Same market	$77,473	$62,430	$15,043	24.1%
New markets	22,857	205	22,652	NM
Total as reported	$100,330	$62,635	$37,695	60.2%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$505,172	$273,178	$231,994	84.9%
Used vehicle gross profit (loss)	$(20,467)	$(3,045)	$(17,422)	(572.2)%
Used vehicle unit sales	21,261	13,207	8,054	61.0%
Used vehicle revenue per unit	$23,761	$20,684	$3,077	14.9%
F&I revenue	$53,194	$30,372	$22,822	75.1%
Combined used vehicle gross profit and F&I revenue	$32,727	$27,327	$5,400	19.8%
Total used vehicle and F&I gross profit per unit	$1,539	$2,069	$(530)	(25.6)%

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$933,735	$556,343	$377,392	67.8%
Used vehicle gross profit (loss)	$(21,596)	$(3,228)	$(18,368)	(569.0)%
Used vehicle unit sales	40,931	27,193	13,738	50.5%
Used vehicle revenue per unit	$22,812	$20,459	$2,353	11.5%
F&I revenue	$100,330	$62,635	$37,695	60.2%
Combined used vehicle gross profit and F&I revenue	$78,734	$59,407	$19,327	32.5%
Total used vehicle and F&I gross profit per unit	$1,924	$2,185	$(261)	(11.9)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$368,857	$273,178	$95,679	35.0%
Used vehicle gross profit (loss)	$(17,118)	$(6,545)	$(10,573)	(161.5)%
Used vehicle unit sales	15,382	13,207	2,175	16.5%
Used vehicle revenue per unit	$23,980	$20,684	$3,296	15.9%
F&I revenue	$39,007	$30,259	$8,748	28.9%
Combined used vehicle gross profit and F&I revenue	$21,889	$23,714	$(1,825)	(7.7)%
Total used vehicle and F&I gross profit per unit	$1,423	$1,796	$(373)	(20.8)%

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$716,654	$556,353	$160,301	28.8%
Used vehicle gross profit (loss)	$(18,633)	$(10,703)	$(7,930)	(74.1)%
Used vehicle unit sales	31,189	27,193	3,996	14.7%
Used vehicle revenue per unit	$22,978	$20,459	$2,519	12.3%
F&I revenue	$77,473	$62,430	$15,043	24.1%
Combined used vehicle gross profit and F&I revenue	$58,840	$51,727	$7,113	13.8%
Total used vehicle and F&I gross profit per unit	$1,887	$1,902	$(15)	(0.8)%

Same Market EchoPark Segment Used Vehicles and F&I – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Retail used vehicle revenue increased approximately $95.7 million, or 35.0%, driven by a $3,296 per unit, or 15.9%, increase in retail used vehicle revenue per unit, as well as a 16.5% increase in retail used vehicle unit sales volume due to increased consumer demand for used vehicles and EchoPark market share gains. Combined retail used vehicle gross profit and F&I revenue decreased approximately $1.8 million, or 7.7%, driven primarily by a 161.5% increase in retail used vehicle gross loss, offset partially by an $8.7 million, or 28.9%, increase in F&I revenue. Total retail used vehicle and F&I gross profit per unit decreased approximately $373 per unit, or 20.8%, due to the increased cost of inventory at wholesale auction as a result of high levels of short-term demand in wholesale markets due to new vehicle inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic. Finance contract gross profit increased approximately $2.5 million, or 29.8%, due to a 16.0% increase in total finance contracts and an 11.9% increase in F&I gross profit per unit. Service contract gross profit increased approximately $2.1 million, or 28.9%, due to a 29.6% increase in total service contracts, as well as a 600-basis point increase in the service contract penetration rate. Other aftermarket product contract gross profit increased approximately $1.3 million, or 26.6%, due to a 27.6% increase in total other aftermarket product contracts and an 890-basis point increase in the other aftermarket product contract penetration rate.
Same Market EchoPark Segment Used Vehicles and F&I – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Retail used vehicle revenue increased approximately $160.3 million, or 28.8%, driven primarily by a 14.7% increase in retail used vehicle unit sales volume as well as a $2,519 per unit, or 12.3%, increase in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $7.1 million, or 13.8%, driven primarily by a $15.0 million, or 24.1% increase in F&I revenue, and higher retail used vehicle unit sales volume. Total retail used vehicle and F&I gross profit per unit decreased approximately $15 per unit, or 0.8%, due to the increased cost of inventory at wholesale auction as a result of high levels of short-term demand in wholesale markets due to new vehicle inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic. Finance contract gross profit increased approximately $3.6 million, or 20.7%, due to a 14.7% increase in total finance contracts and a 5.2% increase in

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I gross profit per unit. Service contract gross profit increased approximately $4.2 million, or 27.3%, due to a 26.1% increase in total service contracts, as well as a 530-basis point increase in the service contract penetration rate. Other aftermarket product contract gross profit increased approximately $2.2 million, or 22.4%, due to a 22.9% increase in total other aftermarket product contracts and a 650-basis point increase in the other aftermarket product contract penetration rate.
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Franchised Dealerships Segment” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same market	$14,951	$4,666	$10,285	220.4%
New markets	6,900	—	6,900	NM
Total as reported	$21,851	$4,666	$17,185	368.3%

Total wholesale vehicle gross profit (loss):
Same market	$2,288	$(69)	$2,357	3,415.9%
New markets	805	—	805	NM
Total as reported	$3,093	$(69)	$3,162	4,582.6%

Total wholesale vehicle unit sales:
Same market	1,847	1,454	393	27.0%
New markets	1,031	—	1,031	NM
Total as reported	2,878	1,454	1,424	97.9%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same market	$30,722	$10,770	$19,952	185.3%
New markets	9,732	—	9,732	NM
Total as reported	$40,454	$10,770	$29,684	275.6%

Total wholesale vehicle gross profit (loss):
Same market	$2,410	$(145)	$2,555	1,762.1%
New markets	792	—	792	NM
Total as reported	$3,202	$(145)	$3,347	2,308.3%

Total wholesale vehicle unit sales:
Same market	4,151	3,219	932	29.0%
New markets	1,588	—	1,588	NM
Total as reported	5,739	3,219	2,520	78.3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$21,851	$4,666	$17,185	368.3%
Gross profit (loss)	$3,093	$(69)	$3,162	4,582.6%
Unit sales	2,878	1,454	1,424	97.9%
Revenue per unit	$7,592	$3,209	$4,383	136.6%
Gross profit (loss) per unit	$1,075	$(47)	$1,122	2,387.2%
Gross profit (loss) as a % of revenue	14.2%	(1.5)%	1,570	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$40,454	$10,770	$29,684	275.6%
Gross profit (loss)	$3,202	$(145)	$3,347	2,308.3%
Unit sales	5,739	3,219	2,520	78.3%
Revenue per unit	$7,049	$3,346	$3,703	110.7%
Gross profit (loss) per unit	$558	$(45)	$603	1,340.0%
Gross profit (loss) as a % of revenue	7.9%	(1.3)%	920	bps

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$14,951	$4,666	$10,285	220.4%
Gross profit (loss)	$2,288	$(69)	$2,357	3,415.9%
Unit sales	1,847	1,454	393	27.0%
Revenue per unit	$8,095	$3,209	$4,886	152.3%
Gross profit (loss) per unit	$1,239	$(47)	$1,286	2,736.2%
Gross profit (loss) as a % of revenue	15.3%	(1.5)%	1,680	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$30,722	$10,770	$19,952	185.3%
Gross profit (loss)	$2,410	$(145)	$2,555	1,762.1%
Unit sales	4,151	3,219	932	29.0%
Revenue per unit	$7,401	$3,346	$4,055	121.2%
Gross profit (loss) per unit	$581	$(45)	$626	1,391.1%
Gross profit (loss) as a % of revenue	7.8%	(1.3)%	910	bps

Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Same market wholesale vehicle revenue increased 220.4% and same market wholesale vehicle gross profit improved by 3,415.9%, due primarily to higher trade-in volume, which drove a 27.0% increase in same market wholesale vehicle unit sales

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
volume and a 2,736.2% increase in same market wholesale vehicle gross profit per unit, due to excess demand in the wholesale auction market driving higher average pricing. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from guests.

Same Market EchoPark Segment Wholesale Vehicles – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Same market wholesale vehicle revenue increased 185.3% and same market wholesale vehicle gross profit improved by 1,762.1%, due primarily to higher trade-in volume, which drove a 29.0% increase in same market wholesale vehicle unit sales volume and a 1,391.1% increase in same market wholesale vehicle gross profit per unit, due to excess demand in the wholesale auction market driving higher average pricing. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from guests.
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

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same market	$10,602	$7,060	$3,542	50.2%
New markets	3,876	—	3,876	NM
Total as reported	$14,478	$7,060	$7,418	105.1%

Total Fixed Operations gross profit (loss):
Same market	$(4)	$(186)	$182	97.8%
New markets	274	—	274	NM
Total as reported	$270	$(186)	$456	245.2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same market	$21,248	$17,205	$4,043	23.5%
New markets	6,067	34	6,033	(17,744.1)%
Total as reported	$27,315	$17,239	$10,076	58.4%

Total Fixed Operations gross profit (loss):
Same market	$(27)	$(383)	$356	93.0%
New markets	80	—	80	100.0%
Total as reported	$53	$(383)	$436	113.8%

Our EchoPark Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Reported Fixed Operations:
Revenue	$14,478	$7,060	$7,418	105.1%
Gross profit (loss)	$270	$(186)	$456	245.2%
Gross profit (loss) as a % of revenue	1.9%	(2.6)%	450	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Reported Fixed Operations:
Revenue	$27,315	$17,239	$10,076	58.4%
Gross profit (loss)	$53	$(383)	$436	113.8%
Gross profit (loss) as a % of revenue	0.2%	(2.2)%	240	bps

Our EchoPark Segment same market Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Same market Fixed Operations:
Revenue	$10,602	$7,060	$3,542	50.2%
Gross profit (loss)	$(4)	$(186)	$182	97.8%
Gross profit (loss) as a % of revenue	—%	(2.6)%	260	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Same store Fixed Operations:
Revenue	$21,248	$17,205	$4,043	23.5%
Gross profit (loss)	$(27)	$(383)	$356	93.0%
Gross profit (loss) as a % of revenue	(0.1)%	(2.2)%	210	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Fixed Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Same market Fixed Operations revenue increased approximately $3.5 million, or 50.2%, primarily due to a 16.5% increase in retail used vehicle unit sales volume, driving higher levels of reconditioning work.
Same Market EchoPark Segment Fixed Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Same market Fixed Operations revenue increased approximately $4.0 million, or 23.5%, primarily due to a 14.7% increase in retail used vehicle unit sales volume, driving higher levels of reconditioning work.
Segment Results Summary
In the following tables of financial data, total segment income of the reportable segments is reconciled to consolidated income (loss) from continuing operations before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,461,984	$900,003	$561,981	62.4%
Used vehicles	761,524	535,699	225,825	42.2%
Wholesale vehicles	62,956	28,509	34,447	120.8%
Parts, service and collision repair	346,118	251,998	94,120	37.3%
Finance, insurance and other, net	124,060	80,401	43,659	54.3%
Franchised Dealerships Segment revenues	$2,756,642	$1,796,610	$960,032	53.4%

EchoPark Segment revenues:
New vehicles	$909	$—	$909	100.0%
Used vehicles	505,172	273,178	231,994	84.9%
Wholesale vehicles	21,851	4,666	17,185	368.3%
Parts, service and collision repair	14,478	7,060	7,418	105.1%
Finance, insurance and other, net	53,194	30,372	22,822	75.1%
EchoPark Segment revenues	$595,604	$315,276	$280,328	88.9%

Total consolidated revenues	$3,352,246	$2,111,886	$1,240,360	58.7%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$165,415	$35,689	$129,726	363.5%
EchoPark Segment	(14,394)	2,577	(16,971)	(658.6)%
Total segment income (loss)	$151,021	$38,266	$112,755	294.7%
Impairment charges (2)	—	(833)	833	100.0%
Income (loss) from continuing operations before taxes	$151,021	$37,433	$113,588	303.4%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	59,038	43,864	15,174	34.6%
EchoPark Segment	21,275	13,207	8,068	61.1%
Total retail new and used vehicle unit sales volume	80,313	57,071	23,242	40.7%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the three months ended June 30, 2020, the above amount includes a pre-tax impairment charge of approximately $0.8 million related to the abandonment of certain construction projects within the Franchised Dealerships Segment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$2,618,301	$1,859,492	$758,809	40.8%
Used vehicles	1,423,059	1,102,587	320,472	29.1%
Wholesale vehicles	119,160	70,948	48,212	68.0%
Parts, service and collision repair	654,194	576,499	77,695	13.5%
Finance, insurance and other, net	221,586	163,429	58,157	35.6%
Franchised Dealerships Segment revenues	$5,036,300	$3,772,955	$1,263,345	33.5%

EchoPark Segment revenues:
New vehicles	$909	$—	$909	100.0%
Used vehicles	933,735	556,343	377,392	67.8%
Wholesale vehicles	40,454	10,770	29,684	275.6%
Parts, service and collision repair	27,315	17,239	10,076	58.4%
Finance, insurance and other, net	100,330	62,635	37,695	60.2%
EchoPark Segment revenues	$1,102,743	$646,987	$455,756	70.4%

Total consolidated revenues	$6,139,043	$4,419,942	$1,719,101	38.9%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$235,957	$58,346	$177,611	304.4%
EchoPark Segment	(12,384)	4,672	(17,056)	(365.1)%
Total segment income (loss)	$223,573	$63,018	$160,555	254.8%
Impairment charges (2)	—	(268,833)	268,833	100.0%
Income (loss) from continuing operations before taxes	$223,573	$(205,815)	$429,388	208.6%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	110,632	91,626	19,006	20.7%
EchoPark Segment	40,945	27,193	13,752	50.6%
Total retail new and used vehicle unit sales volume	151,577	118,819	32,758	27.6%
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the six months ended June 30, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of COVID-19 which had adversely affected our business, as well as a pre-tax impairment charge of approximately $0.8 million related to the abandonment of certain construction projects within the Franchised Dealerships Segment.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$213,842	$140,266	$(73,576)	(52.5)%
Advertising	15,345	8,087	(7,258)	(89.7)%
Rent	13,665	13,223	(442)	(3.3)%
Other	77,768	68,783	(8,985)	(13.1)%
Total SG&A expenses	$320,620	$230,359	$(90,261)	(39.2)%

SG&A expenses as a % of gross profit:
Compensation	41.9%	45.6%	370	bps
Advertising	3.0%	2.6%	(40)	bps
Rent	2.7%	4.3%	160	bps
Other	15.2%	22.4%	720	bps
Total SG&A expenses as a % of gross profit	62.8%	74.9%	1,210	bps

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$402,333	$314,688	$(87,645)	(27.9)%
Advertising	27,515	22,222	(5,293)	(23.8)%
Rent	27,409	27,088	(321)	(1.2)%
Other	152,719	148,517	(4,202)	(2.8)%
Total SG&A expenses	$609,976	$512,515	$(97,461)	(19.0)%

SG&A expenses as a % of gross profit:
Compensation	44.1%	47.8%	370	bps
Advertising	3.0%	3.4%	40	bps
Rent	3.0%	4.1%	110	bps
Other	16.8%	22.6%	580	bps
Total SG&A expenses as a % of gross profit	66.9%	77.9%	1,100	bps

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Overall SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher compensation levels as a result of higher vehicle unit sales volume and higher overall gross profit levels. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, primarily due to increased sales associate productivity during 2021 as well as higher gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, due primarily to changes we made to optimize our marketing spend during the initial months of the pandemic. Rent expense increased in dollar amount but decreased as a percentage of gross profit, due primarily to higher levels of gross profit. Other SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, due primarily to higher gross profit levels and temporary reductions in expenses during the second quarter of 2020 as a result of the initial onset of the pandemic.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Overall SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher compensation levels as a result of higher vehicle unit sales volume and higher overall gross profit levels. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, primarily due to increased sales associate productivity during 2021 as well as higher gross profit levels. Advertising expense increased in dollar amount but decreased as a percentage of gross profit, due primarily to a focused marketing strategy. Rent expense increased in dollar amount but decreased as a percentage of gross profit, due primarily to higher levels of gross profit. Other SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, due primarily to higher gross profit levels and increased spending in relation to higher sales as compared to the prior year period.
Impairment Charges – Consolidated
We did not record any impairment charges for the three and six months ended June 30, 2021. Impairment charges were approximately $0.8 million for the three months ended June 30, 2020, related to the abandonment of certain construction projects in our Franchised Dealerships Segment. Impairment charges for the six months ended June 30, 2020 were approximately $268.8 million, primarily related to fair value adjustments to goodwill in our Franchised Dealerships Segment.
Depreciation and Amortization – Consolidated
Depreciation expense increased approximately $2.1 million, or 9.3%, during the three months ended June 30, 2021, and $3.5 million, or 7.8%, during the six months ended June 30, 2021, due primarily to the opening or acquisition of additional EchoPark stores and construction projects completed and placed in service in our Franchised Dealerships Segment.
Interest Expense, Floor Plan – Consolidated
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Interest expense, floor plan for new vehicles decreased approximately $2.8 million, or 55.1%. The average new vehicle floor plan interest rate was 0.81%, down from 1.57% in the three months ended June 30, 2020, resulting in a decrease in new vehicle floor plan interest expense of approximately $2.1 million. The average new vehicle floor plan notes payable balance decreased approximately $173.7 million, which decreased new vehicle floor plan interest expense by approximately $0.7 million.
Interest expense, floor plan for used vehicles increased approximately $0.8 million, or 65.5%. The average used vehicle floor plan interest rate was 1.67%, down from 1.89% in the three months ended June 30, 2020, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.3 million. The average used vehicle floor plan notes payable balance increased approximately $230.2 million, which increased used vehicle floor plan interest expense by approximately $1.1 million.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Interest expense, floor plan for new vehicles decreased approximately $8.3 million, or 59.5%. The average new vehicle floor plan interest rate was 1.00%, down from 2.12% in the six months ended June 30, 2020, resulting in a decrease in new vehicle floor plan interest expense of approximately $6.5 million. The average new vehicle floor plan notes payable balance decreased approximately $182.5 million, which decreased new vehicle floor plan interest expense by approximately $1.8 million.
Interest expense, floor plan for used vehicles increased approximately $1.0 million, or 33.8%. The average used vehicle floor plan interest rate was 1.71%, down from 2.30% in the six months ended June 30, 2020, resulting in a decrease in used vehicle floor plan interest expense of approximately $1.3 million. The average used vehicle floor plan notes payable balance increased approximately $197.9 million, which increased used vehicle floor plan interest expense by approximately $2.3 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Stated/coupon interest	$7,501	$8,741	$1,240	14.2%
Deferred loan cost amortization	834	624	(210)	(33.7)%
Interest rate hedge expense (benefit)	471	(380)	(851)	(223.9)%
Capitalized interest	(564)	(124)	440	354.8%
Interest on finance lease liabilities	1,676	1,337	(339)	(25.4)%
Other interest	159	(401)	(560)	(139.7)%
Total interest expense, other, net	$10,077	$9,797	$(280)	(2.9)%

	Six Months Ended June 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Stated/coupon interest	$15,147	$17,955	$2,808	15.6%
Deferred loan cost amortization	1,658	1,182	(476)	(40.3)%
Interest rate hedge expense (benefit)	881	(808)	(1,689)	(209.0)%
Capitalized interest	(974)	(545)	429	78.7%
Interest on finance lease liabilities	3,332	2,681	(651)	(24.3)%
Other interest	319	297	(22)	(7.4)%
Total interest expense, other, net	$20,363	$20,762	$399	1.9%

Interest expense, other, net increased approximately $0.3 million and decreased approximately $0.4 million during the three and six months ended June 30, 2021, respectively, primarily due to a decrease in outstanding borrowings on our revolving credit facility and lower mortgage debt, offset by a lower benefit from interest rate hedge instruments and an increase in interest associated with finance lease liabilities.
Income Taxes
The overall effective tax rate from continuing operations was 24.5% and 25.0% for the three and six months ended June 30, 2021, respectively, and 17.2% and 18.3% for the three and six months ended June 30, 2020, respectively. Income tax expense for the three months ended June 30, 2021 includes a $1.3 million discrete benefit related to vested or exercised stock compensation awards. Income tax expense for the six months ended June 30, 2021 includes a $2.8 million discrete benefit related to vested or exercised stock compensation awards. Income tax benefit for the three months ended June 30, 2020 includes a $3.4 million discrete benefit related to the favorable resolution of certain tax matters and other adjustments, offset partially by a $0.3 million discrete charge related to vested or exercised stock compensation awards. Income tax benefit for the six months ended June 30, 2020 includes a $55.8 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge recognized in such quarter, and a $0.2 million discrete benefit related to vested or exercised stock compensation awards and a $0.2 million discrete benefit related to the favorable resolution of a certain tax matter, offset partially by a $1.4 million discrete charge related to changes in uncertain tax positions. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2021 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the 2020 Line of Credit Facility, the indenture governing the 6.125% Notes and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2021, we had approximately $348.9 million of net income and retained earnings free of such restrictions. Cash flows provided by our franchised dealerships and EchoPark stores are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$239,617	$170,313
Availability under the 2021 Revolving Credit Facility (1)	224,318	214,672
Availability under the 2019 Mortgage Facility	16,726	11,272
Availability under the 2020 Line of Credit Facility	54,141	56,973
Floor plan deposit balance	75,000	73,180
Total available liquidity resources	$609,802	$526,410
(1) The balance as of December 31, 2020 was under the Company’s prior revolving credit facility, which was replaced by the 2021 Revolving Credit Facility.
We participate in a program with two of our lender partners wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $75.0 million and $73.2 million as of June 30, 2021 and December 31, 2020, respectively, are classified in other current assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 1.07% and 1.62% in the three months ended June 30, 2021 and 2020, respectively, and 1.20% and 2.14% in the six months ended June 30, 2021 and 2020, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $11.5 million and $6.2 million in manufacturer assistance in the three months ended June 30, 2021 and 2020, respectively, and approximately $22.3 million and $16.2 million in manufacturer assistance in the six months ended June 30, 2021 and 2020, respectively. We recognized in cost of sales approximately $13.7 million and $8.7 million in manufacturer assistance in the three months ended June 30, 2021 and 2020, respectively, and approximately $25.0 million and $17.7 million in manufacturer assistance in the six months ended June 30, 2021 and 2020, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the six months ended June 30, 2021 were approximately $105.1 million, including approximately $71.7 million related to our Franchised Dealerships Segment and approximately $33.4 million related to our EchoPark Segment. Of this amount, approximately $59.2 million was related to facility construction projects, $7.4 million was related to real estate acquisitions and $38.5 million was for other fixed assets utilized in our store operations.
All of the $105.1 million in gross capital expenditures in the six months ended June 30, 2021 was funded through cash from operations. As of June 30, 2021, commitments for facility construction projects totaled approximately $34.6 million, nearly all of which is expected to be completed in the next 12 months. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the six months ended June 30, 2021, we repurchased approximately 1.0 million shares of our Class A Common Stock for approximately $42.2 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. During the second quarter of 2021, our Board of Directors increased our share repurchase authorization by $250.0 million. As of June 30, 2021, our total remaining share repurchase authorization was approximately $277.3 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists, and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2021, we had approximately $348.9 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended June 30, 2021, our Board of Directors approved a cash dividend of $0.12 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2021, which was paid on July 15, 2021. Subsequent to June 30, 2021, our Board of Directors approved a cash dividend of $0.12 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2021 to be paid on October 15, 2021. Under the 2021 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indenture governing the 6.125% Notes also contains restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2021, we had approximately $348.9 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
Net cash used in operating activities in the six months ended June 30, 2021 was approximately $34.7 million. This use of cash was comprised primarily of net income less non-cash items and a decrease in notes payable – floor plan – trade, offset partially by a decrease in inventories and an increase in trade accounts payable and other liabilities. In the six months ended June 30, 2020, net cash provided by operating activities was approximately $227.7 million. This provision of cash was comprised primarily of a decrease in notes payable – floor plan – trade and inventories and an increase in other assets, offset partially by a decrease in receivables and cash inflows related to operating profits.
Net cash used in investing activities in the six months ended June 30, 2021 was approximately $129.1 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired. Net cash used in investing activities in the six months ended June 30, 2020 was approximately $62.5 million. This use of cash was comprised primarily of purchases of land, property and equipment.

Net cash provided by financing activities in the six months ended June 30, 2021 was approximately $233.1 million. This provision of cash was comprised primarily of a net borrowing of notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt. Net cash used in financing activities in the six months ended June 30, 2020 was approximately $78.7 million. This use of cash was comprised primarily of net repayments of notes payable – floor plan – non-trade and purchases of treasury stock, offset partially by proceeds from the issuance of long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash used in combined trade and non-trade floor plan financing was approximately $238.1 million in the six months ended June 30, 2021. Net cash used in combined trade and non-trade floor plan financing was approximately $321.8 million in the six months ended June 30, 2020. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $279.6 million in the six months ended June 30, 2021 and net cash provided by operating activities of approximately $163.6 million in the six months ended June 30, 2020.
One factor that management uses to measure cash flow generation or use is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments. That measure is provided and reconciled to the nearest comparable GAAP financial measure in the tables below:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$113,845				$30,791
Provision for income taxes				36,972				6,353
Income (loss) before taxes	$165,415	$(14,394)	$(204)	$150,817	$34,856	$2,577	$(289)	$37,144
Non-floor plan interest (1)	8,895	348	—	9,243	8,938	234	—	9,172
Depreciation & amortization (2)	21,444	4,152	—	25,596	20,514	2,758	—	23,272
Stock-based compensation expense	3,989	—	—	3,989	2,971	—	—	2,971
Asset impairment charges	—	—	—	—	833	—	—	833
Long-term compensation charges	—	500	—	500	—	—	—	—
Loss (gain) on franchise and real estate disposals	(400)	(23)	—	(423)	1,117	—	—	1,117
Adjusted EBITDA (3)	$199,343	$(9,417)	$(204)	$189,722	$69,229	$5,569	$(289)	$74,509
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$168,067				$(168,542)
Provision for income taxes				56,022				(37,846)
Income (loss) before taxes	$235,957	$(12,384)	$516	$224,089	$(210,487)	$4,672	$(573)	$(206,388)
Non-floor plan interest (1)	18,022	682	—	18,704	18,981	599	—	19,580
Depreciation & amortization (2)	42,650	7,456	—	50,106	40,658	5,466	—	46,124
Stock-based compensation expense	7,474	—	—	7,474	5,398	—	—	5,398
Asset impairment charges	—	—	—	—	268,833	—	—	268,833
Long-term compensation charges	—	1,000	—	1,000	—	—	—	—
Loss (gain) on franchise and real estate disposals	(421)	(9)	—	(430)	1,117	—	—	1,117
Adjusted EBITDA (3)	$303,682	$(3,255)	$516	$300,943	$124,500	$10,737	$(573)	$134,664
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
Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the 2021 Credit Facilities (or any replacements thereof), the 2019 Mortgage Facility (or any replacements thereof), the 2020 Line of Credit Facility (or any replacements thereof), real estate mortgage financing, and selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
Currently, we do not believe that the effects of the COVID-19 pandemic have materially affected our cost of or access to capital and funding sources, but this could change if the pandemic and its impact on our business worsen. We do not currently anticipate any materially negative changes to our cost of or access to capital over the next 12 months or after.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $4.0 million and $25.0 million at June 30, 2021 and December 31, 2020, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2021.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both June 30, 2021 and December 31, 2020.
See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion regarding these guarantees and indemnification obligations.
Seasonality
Our operations are subject to seasonal variations. The first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility, the 2020 Line of Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $997.1 million at June 30, 2021. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $14.8 million in the six months ended June 30, 2021. Of the total change in interest expense, approximately $13.5 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the six months ended June 30, 2021 due to the leases containing LIBOR floors which were above the LIBOR rate during the six months ended June 30, 2021.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
For information regarding legal proceedings, see the discussion under the heading “Legal and Other Proceedings” in Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, except as noted below.
Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws designate the state and federal courts of Delaware as the exclusive forums for certain claims against the Company which could increase the costs of bringing a claim or limit the ability of a stockholder to bring a claim in a judicial forum viewed by a stockholder as favorable.
Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for claims for (1) any derivative action or proceeding brought on behalf of Sonic (other than derivative actions brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder); (2) any action asserting a claim of a breach of, or based on, a fiduciary duty owed by any current or former director, officer or other employee of Sonic to Sonic or Sonic’s stockholders; (3) any action asserting a claim against Sonic or any current or former director, officer, or other employee or stockholder of Sonic arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws; or (4) any action asserting a claim against Sonic governed by the internal affairs doctrine of the State of Delaware. Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws also provide that, unless the Board otherwise consents in writing, to the extent permitted by applicable law, the United States District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act or any ancillary claims related thereto which are subject to the ancillary jurisdiction of the federal courts.
The exclusive forum provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws may increase the costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it finds favorable for disputes with the Company or the Company’s directors, officers or other employees. Such provisions may also discourage lawsuits against the Company or the Company’s directors, officers and other employees. The Delaware courts or the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than to our stockholders.
While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions requiring claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether courts in other jurisdictions will enforce provisions such as those contemplated in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, including whether a court would enforce the provision requiring claims arising under the Securities Act or the Exchange Act to be brought in the United States District Court for the District of Delaware. If the exclusive forum provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws are found to be unenforceable in a particular action, we or a stockholder may incur additional costs associated with resolving such an action or the validity of the exclusive forum clause on appeal.

SONIC AUTOMOTIVE, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended June 30, 2021.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
April 2021	928	$49.34	45,788	$277,261
May 2021	—	$—	—	$—
June 2021	—	$—	—	$—
Total	928		45,788

(1)On July 31, 2020 and April 29, 2021, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
July 2020 authorization	$60,000
April 2021 authorization	250,000
Total active program repurchases prior to June 30, 2021	(32,700)
Current remaining availability as of June 30, 2021	$277,300

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.
Item 6. Exhibits.

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated August 7, 1997 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-13395)).

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

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated May 3, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed June 8, 2021 (File No. 333-256891)).

3.6
Amended and Restated Bylaws of Sonic Automotive, Inc., dated February 10, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2021 (File No. 001-13395)).

10.1
Sonic Automotive, Inc. 2012 Stock Incentive Plan, amended and restated as of February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 3, 2021 (File No. 001-13395)). (1)

10.2
Fifth Amended, Restated and Consolidated Credit Agreement, dated as of April 14, 2021, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle swing line lender, used vehicle swing line lender and an l/c issuer. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

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

10.8
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

SONIC AUTOMOTIVE, INC.

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

SONIC AUTOMOTIVE, INC.

July 29, 2021	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

July 29, 2021	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer