Form 10-Q
period 2021-09-30
SONIC AUTOMOTIVE INC
filed 2021-10-28
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2021, there were 29,225,197 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
•changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws, including any change in laws or regulations in response to the COVID–19 pandemic;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,146,922	$1,098,302	$3,766,133	$2,957,794
Used vehicles	1,309,492	946,028	3,666,286	2,604,957
Wholesale vehicles	97,087	56,502	256,701	138,221
Total vehicles	2,553,501	2,100,832	7,689,120	5,700,972
Parts, service and collision repair	355,227	320,929	1,036,736	914,667
Finance, insurance and other, net	164,084	126,784	486,000	352,848
Total revenues	3,072,812	2,548,545	9,211,856	6,968,487
Cost of sales:
New vehicles	(1,031,476)	(1,035,624)	(3,462,795)	(2,804,314)
Used vehicles	(1,289,772)	(917,993)	(3,580,944)	(2,517,421)
Wholesale vehicles	(95,832)	(53,958)	(250,072)	(136,260)
Total vehicles	(2,417,080)	(2,007,575)	(7,293,811)	(5,457,995)
Parts, service and collision repair	(183,713)	(164,403)	(534,325)	(475,964)
Total cost of sales	(2,600,793)	(2,171,978)	(7,828,136)	(5,933,959)
Gross profit	472,019	376,567	1,383,720	1,034,528
Selling, general and administrative expenses	(321,373)	(257,174)	(931,349)	(769,688)
Impairment charges	—	(26)	—	(268,859)
Depreciation and amortization	(25,239)	(22,934)	(73,687)	(67,879)
Operating income (loss)	125,407	96,433	378,684	(71,898)
Other income (expense):
Interest expense, floor plan	(3,340)	(4,999)	(12,781)	(21,821)
Interest expense, other, net	(9,817)	(10,762)	(30,180)	(31,523)
Other income (expense), net	—	1	100	100
Total other income (expense)	(13,157)	(15,760)	(42,861)	(53,244)
Income (loss) from continuing operations before taxes	112,250	80,673	335,823	(125,142)
Provision for income taxes for continuing operations - benefit (expense)	(27,559)	(20,685)	(83,452)	16,995
Income (loss) from continuing operations	84,691	59,988	252,371	(108,147)
Discontinued operations:
Income (loss) from discontinued operations before taxes	(275)	(234)	241	(808)
Provision for income taxes for discontinued operations - benefit (expense)	69	64	(60)	231
Income (loss) from discontinued operations	(206)	(170)	181	(577)
Net income (loss)	$84,485	$59,818	$252,552	$(108,724)
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.04	$1.41	$6.07	$(2.53)
Earnings (loss) per share from discontinued operations	(0.01)	—	0.01	(0.02)
Earnings (loss) per common share	$2.03	$1.41	$6.08	$(2.55)
Weighted-average common shares outstanding	41,561	42,510	41,561	42,687
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.96	$1.35	$5.81	$(2.53)
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)	0.01	(0.02)
Earnings (loss) per common share	$1.95	$1.34	$5.82	$(2.55)
Weighted-average common shares outstanding	43,285	44,577	43,416	42,687

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income (loss)	$84,485	$59,818	$252,552	$(108,724)
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	297	296	1,178	1,076
Amortization of terminated interest rate swap agreements	—	(280)	—	(1,912)
Total other comprehensive income (loss) before taxes	297	16	1,178	(836)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(78)	9	(369)	334
Other comprehensive income (loss)	219	25	809	(502)
Comprehensive income (loss)	$84,704	$59,843	$253,361	$(109,226)

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$220,082	$170,313
Receivables, net	278,008	371,666
Inventories	850,469	1,247,254
Other current assets	123,404	93,334
Total current assets	1,471,963	1,882,567
Property and Equipment, net	1,232,236	1,120,526
Goodwill	237,575	213,977
Other Intangible Assets, net	77,500	64,300
Operating Right-of-Use Lease Assets	313,425	330,322
Finance Right-of-Use Lease Assets	84,267	60,121
Other Assets	88,997	74,180
Total Assets	$3,505,963	$3,745,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$28,605	$585,225
Notes payable - floor plan - non-trade	867,152	739,019
Trade accounts payable	105,181	105,098
Operating short-term lease liabilities	39,684	42,339
Finance short-term lease liabilities	35,684	3,515
Accrued interest	3,431	8,496
Other accrued liabilities	295,282	279,477
Current maturities of long-term debt	53,383	68,244
Total current liabilities	1,428,402	1,831,413
Long-Term Debt	637,774	651,823
Other Long-Term Liabilities	96,420	88,753
Operating Long-Term Lease Liabilities	278,315	296,564
Finance Long-Term Lease Liabilities	59,303	62,290
Deferred Income Taxes	—	345
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 66,493,317 shares issued and 29,225,197 shares outstanding at September 30, 2021; 65,607,628 shares issued and 29,797,727 shares outstanding at December 31, 2020	665	656
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2021 and December 31, 2020	121	121
Paid-in capital	786,258	767,599
Retained earnings	960,238	721,770
Accumulated other comprehensive income (loss)	(2,807)	(3,616)
Treasury stock, at cost; 37,268,120 Class A Common Stock shares held at September 30, 2021 and 35,809,901 Class A Common Stock shares held at December 31, 2020	(738,726)	(671,725)
Total Stockholders’ Equity	1,005,749	814,805
Total Liabilities and Stockholders’ Equity	$3,505,963	$3,745,993

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at June 30, 2020	65,604	$656	(34,638)	$(627,812)	12,029	$121	$761,293	$613,033	$(2,589)	$744,702
Shares awarded under stock compensation plans	4	—	—	—	—	—	(1)	—	—	(1)
Purchases of treasury stock	—	—	(784)	(29,285)	—	—	—	—	—	(29,285)
Effect of cash flow hedge instruments, including tax benefit of $9	—	—	—	—	—	—	—	—	25	25
Restricted stock amortization	—	—	—	—	—	—	3,154	—	—	3,154
Net income (loss)	—	—	—	—	—	—	—	59,818	—	59,818
Class A dividends declared ($0.10)	—	—	—	—	—	—	—	(3,108)	—	(3,108)
Class B dividends declared ($0.10)	—	—	—	—	—	—	—	(1,203)	—	(1,203)
Balance at September 30, 2020	65,608	$656	(35,422)	$(657,097)	12,029	$121	$764,446	$668,540	$(2,564)	$774,102

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at June 30, 2021	66,449	$664	(36,768)	$(713,938)	12,029	$121	$781,829	$880,704	$(3,026)	$946,354
Shares awarded under stock compensation plans	44	1	—	—	—	—	749	—	—	750
Purchases of treasury stock	—	—	(500)	(24,788)	—	—	—	—	—	(24,788)
Effect of cash flow hedge instruments, net of tax expense of $78	—	—	—	—	—	—	—	—	219	219
Restricted stock and stock option amortization	—	—	—	—	—	—	3,680	—	—	3,680
Net income (loss)	—	—	—	—	—	—	—	84,485	—	84,485
Class A dividends declared ($0.12)	—	—	—	—	—	—	—	(3,507)	—	(3,507)
Class B dividends declared ($0.12)	—	—	—	—	—	—	—	(1,444)	—	(1,444)
Balance at September 30, 2021	66,493	$665	(37,268)	$(738,726)	12,029	$121	$786,258	$960,238	$(2,807)	$1,005,749

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2019	64,734	$647	(33,629)	$(600,004)	12,029	$121	$755,904	$790,158	$(2,062)	$944,764
Shares awarded under stock compensation plans	874	9	—	—	—	—	(9)	—	—	—
Purchases of treasury stock	—	—	(1,793)	(57,093)	—	—	—	—	—	(57,093)
Effect of cash flow hedge instruments, net of tax benefit of $334	—	—	—	—	—	—	—	—	(502)	(502)
Restricted stock amortization	—	—	—	—	—	—	8,551	—	—	8,551
Net income (loss)	—	—	—	—	—	—	—	(108,724)	—	(108,724)
Class A dividends declared ($0.30)	—	—	—	—	—	—	—	(9,285)	—	(9,285)
Class B dividends declared ($0.30)	—	—	—	—	—	—	—	(3,609)	—	(3,609)
Balance at September 30, 2020	65,608	$656	(35,422)	$(657,097)	12,029	$121	$764,446	$668,540	$(2,564)	$774,102

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at December 31, 2020	65,608	$656	(35,810)	$(671,725)	12,029	$121	$767,599	$721,770	$(3,616)	$814,805
Shares awarded under stock compensation plans	885	9	—	—	—	—	7,505	—	—	7,514
Purchases of treasury stock	—	—	(1,458)	(67,001)	—	—	—	—	—	(67,001)
Effect of cash flow hedge instruments, net of tax expense of $369	—	—	—	—	—	—	—	—	809	809
Restricted stock and stock option amortization	—	—	—	—	—	—	11,154	—	—	11,154
Net income (loss)	—	—	—	—	—	—	—	252,552	—	252,552
Class A dividends declared ($0.34)	—	—	—	—	—	—	—	(9,977)	—	(9,977)
Class B dividends declared ($0.34)	—	—	—	—	—	—	—	(4,107)	—	(4,107)
Balance at September 30, 2021	66,493	$665	(37,268)	$(738,726)	12,029	$121	$786,258	$960,238	$(2,807)	$1,005,749

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$252,552	$(108,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	69,069	65,474
Debt issuance cost amortization	2,343	2,016
Stock-based compensation expense	11,154	8,551
Deferred income taxes	(8,928)	(62,950)
Asset impairment charges	—	268,859
Other	(1,246)	(515)
Changes in assets and liabilities that relate to operations:
Receivables	93,255	145,280
Inventories	419,842	374,651
Other assets	(2,683)	(21,485)
Notes payable - floor plan – trade	(556,620)	(317,745)
Trade accounts payable and other liabilities	(12,354)	(80,416)
Total adjustments	13,832	381,720
Net cash provided by operating activities	266,384	272,996
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(66,138)	—
Purchases of land, property and equipment	(181,516)	(92,056)
Proceeds from sales of property and equipment	6,195	21,488
Proceeds from sales of dealerships	3,872	8,806
Net cash used in investing activities	(237,587)	(61,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	128,133	(49,245)
Borrowings on revolving credit facilities	4,906	460,916
Repayments on revolving credit facilities	(4,906)	(460,916)
Proceeds from issuance of long-term debt	16,500	53,135
Debt issuance costs	(4,775)	(2,115)
Principal payments of long-term debt	(42,975)	(26,328)
Principal payments of long-term lease liabilities	(3,109)	(20,058)
Purchases of treasury stock	(67,001)	(57,093)
Issuance of shares under stock compensation plans	7,514	—
Dividends paid	(13,315)	(12,894)
Net cash provided by (used in) financing activities	20,972	(114,598)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,769	96,636
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	170,313	29,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$220,082	$125,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$46,025	$56,912
Income taxes	$85,773	$51,455

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2021 and 2020 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.
Pending Acquisition – On September 17, 2021, Sonic entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RFJMS, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Sonic (“Merger Sub”), RFJ Auto Partners, Inc., a Delaware corporation (“RFJ Auto”), and The Resolute Fund III, L.P., a Delaware limited partnership, solely in its capacity as the representative of RFJ Auto’s equityholders, pursuant to which Merger Sub will merge with and into RFJ Auto (the “Acquisition”), with RFJ Auto surviving the merger and becoming a direct, wholly owned subsidiary of Sonic. RFJ Auto is an automotive dealership platform based in Dallas, Texas. The Acquisition is expected to close in the fourth quarter of 2021.
Subject to the terms and conditions of the Merger Agreement and other customary adjustments set forth in the Merger Agreement, the purchase price payable by Sonic pursuant to the Merger Agreement is expected to be approximately $964.9 million comprising (1) approximately $576.1 million for the goodwill and other intangible assets and real estate assets of RFJ Auto and each of its subsidiaries, plus (2) approximately $136.5 million for property and equipment including real estate assets, plus (3) approximately $271.5 million for new and used vehicle inventories, plus (4) approximately $67.0 million for accounts receivable, minus (5) approximately $86.2 million related to liabilities assumed net of other miscellaneous assets. The value, and therefore the resulting purchase price, of RFJ Auto’s parts and accessories inventory, supplies, repair work-in-process and new and used vehicle inventories and other assets acquired or liabilities assumed by Sonic are all subject to change based on natural fluctuations in the business of RFJ Auto prior to the closing of the Acquisition and the foregoing amounts are management’s estimate based on currently available information. The Acquisition will be funded with the proceeds of the Company’s offering of the 2021 Notes (as defined below) (See Note 10, “Subsequent Events”) and borrowings on our floor plan credit facilities.
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
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. During parts of the first half of 2020, the majority of our stores were not permitted to conduct retail sales of new and used vehicles at our physical locations. Those locations could offer virtual sales transactions with “contactless” delivery to customers but experienced lower consumer demand as a result of the initial onset of the pandemic and state and local governmental restrictions on business and consumer activities. Due to the critical nature of automotive repair, our fixed operations were deemed “essential” by governmental agencies and have largely been able to continue to conduct business so far, while adjusting operations to comply with state and

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
local standards for safety and social distancing to promote the health and safety of our teammates and guests. As of September 30, 2021, most of such restrictions had been relaxed; however, our stores remain subject to both external and self-imposed health and safety policies and practices that may affect the way we sell vehicles and interact with our guests in the future. These restrictions may be tightened again if conditions relating to the pandemic worsen as a result of variants.
The automotive supply chain has been disrupted during the pandemic, primarily related to the production of semiconductors that are used in many components of modern automobiles. As a result, automobile manufacturing is operating at lower than expected production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand, have led to a low new vehicle inventory and a high vehicle pricing environment. While we believe that inventory levels should improve in the first half of 2022, there is a risk that new vehicle and certain parts inventory levels remain at a low level or worsen, which could adversely impact our revenues and other financial results.
Recent Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Accounting Standards Codification (“ASC”) Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London InterBank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been modified, amended or renegotiated to accommodate a transition to a new reference rate, but we will continue to evaluate any such modifications or amendments to our contracts to determine the applicability of this standard on our unaudited condensed consolidated financial statements and related financial statement disclosures.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 include approximately $27.5 million and $21.7 million, respectively, related to contract assets from F&I retro revenues recognition. Changes in contract assets from December 31, 2020 to September 30, 2021 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our revenue recognition policies and processes.
Income Taxes – The overall effective tax rate from continuing operations was 24.6% and 24.9% for the three and nine months ended September 30, 2021, respectively, and 25.6% and 13.6% for the three and nine months ended September 30, 2020, respectively. Income tax benefit for the nine months ended September 30, 2020 includes a $55.8 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge related to adjustments in fair value of goodwill for the Franchised Dealerships Segment (as defined below). Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards) To the extent that we report a net loss in any period presented, basic and diluted loss per share are the same as there is no dilutive effect of outstanding stock awards in a net loss position.
2. Business Acquisitions and Dispositions
We acquired three businesses to be included in our EchoPark segment and two franchised dealership locations during the nine months ended September 30, 2021 for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $66.1 million. The acquisitions purchase price for the nine months ended September 30, 2021 acquired inventory of $26.4 million, property and equipment of $1.7 million, franchise assets of $13.2 million and goodwill of $24.8 million. We did not acquire any businesses during the nine months ended September 30, 2020.
We disposed of one luxury franchised dealership during the nine months ended September 30, 2021 that generated net cash of approximately $3.9 million. We disposed of one mid-line import franchised dealership and terminated one luxury franchised dealership during the nine months ended September 30, 2020 that generated net cash of approximately $8.8 million.
3. Inventories
Inventories consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
New vehicles	$135,659	$648,448
Used vehicles	547,145	413,209
Service loaners	105,404	128,531
Parts, accessories and other	62,261	57,066
Net inventories	$850,469	$1,247,254

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Land	$393,920	$375,297
Building and improvements	1,109,311	1,028,016
Furniture, fixtures and equipment	415,999	365,222
Construction in progress	56,548	34,767
Total, at cost	1,975,778	1,803,302
Less accumulated depreciation	(737,250)	(673,082)
Subtotal	1,238,528	1,130,220
Less assets held for sale (1)	(6,292)	(9,694)
Property and equipment, net	$1,232,236	$1,120,526
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
Capital expenditures were approximately $60.0 million and $165.1 million in the three and nine months ended September 30, 2021, respectively, and approximately $30.3 million and $92.0 million in the three and nine months ended September 30, 2020, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of September 30, 2021 and December 31, 2020 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
5. Goodwill and Intangible Assets
The carrying amount of goodwill was approximately $237.6 million and $214.0 million as of September 30, 2021 and December 31, 2020, respectively. The carrying amount of goodwill for our franchised dealership reporting unit was approximately $158.1 million and $147.3 million as of September 30, 2021 and December 31, 2020, respectively. The carrying amount of goodwill for our EchoPark reporting unit was approximately $79.5 million and $66.7 million as of September 30, 2021 and December 31, 2020, respectively. The total carrying amount of goodwill is net of accumulated impairment losses of approximately $1.1 billion as of both September 30, 2021 and December 31, 2020. The carrying amount of indefinite lived franchise assets was approximately $77.5 million and $64.3 million as of September 30, 2021 and December 31, 2020, respectively.
Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our long-lived assets at the end of the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of our franchised dealership reporting unit goodwill was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268.0 million and a corresponding income tax benefit of $55.8 million to reduce the carrying value to fair value as of March 31, 2020. We did not record any impairment charges for the three and nine months ended September 30, 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
2021 Revolving Credit Facility (1)	$—	$—
6.125% Senior Subordinated Notes due 2027	250,000	250,000
2019 Mortgage Facility (2)	92,724	100,906
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	217,504	212,135
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	141,225	164,889
Subtotal	$701,453	$727,930
Debt issuance costs	(10,296)	(7,863)
Total debt	691,157	720,067
Less current maturities	(53,383)	(68,244)
Long-term debt	$637,774	$651,823
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 100 and 150 basis points above LIBOR at September 30, 2021 and December 31, 2020.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 basis points above LIBOR at both September 30, 2021 and December 31, 2020.
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to the lesser of $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the applicable revolving borrowing base, and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.85 billion that may be allocated between the 2021 New Vehicle Floor Plan Facility and the 2021 Used Vehicle Floor Plan Facility as the Company requests); and (2) permit the issuance of the 2021 Notes.

As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). The 2021 Revolving Credit Facility may be increased at our option up to $400.0 million upon satisfaction of certain conditions. As of September 30, 2021, the 2021 Revolving Borrowing Base was approximately $236.3 million based on balances as of such date. As of September 30, 2021, we had no outstanding borrowings and approximately $12.3 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $224.0 million remaining borrowing availability under the 2021 Revolving Credit Facility.

The 2021 Floor Plan Facilities are composed of a new vehicle revolving floor plan facility (as amended, the “2021 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (as amended, the “2021 Used Vehicle Floor Plan Facility”), in a combined amount of up to $2.6 billion. We may, under certain conditions, request an increase in the 2021 Floor Plan Facilities to a maximum borrowing limit of up to $2.85 billion, which shall be allocated between the 2021 New Vehicle Floor Plan Facility and the 2021 Used Vehicle Floor Plan Facility as we request, with no more than 40% of the aggregate commitments allocated to the commitments under the 2021 Used Vehicle Floor Plan Facility.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our obligations under the 2021 Credit Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying unaudited condensed consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR. We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities.

6.125% Notes
On March 10, 2017, we issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes due 2027 (the “6.125% Notes”). The 6.125% Notes were guaranteed by all of our domestic operating subsidiaries. On October 28, 2021, we redeemed the 6.125% Notes. The redemption price of the 6.125% Notes was $263.2 million plus accrued interest. Accordingly, we expect the pre-tax loss on the redemption of the 6.125% Notes to be approximately $13.2 million in the fourth quarter of 2021.
For further discussion of the 6.125% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.

2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”). On October 11, 2021, we entered into an amendment to the 2019 Mortgage Facility to permit the issuance of the 2021 Notes.

Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of September 30, 2021, we had approximately $92.7 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $19.5 million under the 2019 Mortgage Facility.
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
Mortgage Notes to Finance Companies
As of September 30, 2021, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.47% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $358.7 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2021 and 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement with Ally Bank (the “2020 Line of Credit Facility”) which was scheduled to mature on June 22, 2021. On June 21, 2021, we extended the maturity date of the 2020 Line of Credit Facility to June 19, 2022. On October 1, 2021, Sonic terminated the 2020 Line of Credit Facility.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants
We have agreed under the 2021 Credit Facilities and the 2019 Mortgage Facility not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities and the 2019 Mortgage Facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities and the 2019 Mortgage Facility contain certain negative covenants, including certain covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions.
We were in compliance with the financial covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility and the 2020 Line of Credit Facility as of September 30, 2021. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
September 30, 2021 actual	1.19	2.58	1.28
The 2021 Credit Facilities and the 2019 Mortgage Facility contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2021 Credit Facilities and the 2019 Mortgage Facility.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2021, we had approximately $368.2 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2021.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2021, the ratio was 10.75 to 1.00.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $4.0 million and $25.0 million at September 30, 2021 and December 31, 2020, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2021.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both September 30, 2021 and December 31, 2020.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2021	December 31, 2020
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$38,805	$35,739
Total assets	$38,805	$35,739

Liabilities:
Deferred compensation plan (2)	$24,068	$20,685
Total liabilities	$24,068	$20,685
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were no instances during the nine months ended September 30, 2021 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of October 1, 2021 or as events or changes in circumstances require.
As of September 30, 2021 and December 31, 2020, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of September 30, 2021 and December 31, 2020, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
6.125% Notes (1)	$260,625	$250,000	$263,438	$250,000
(1)As determined by market quotations from similar securities as of September 30, 2021 and December 31, 2020, respectively (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2020.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Information
As of September 30, 2021, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

Reportable segment financial information for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,143,416	$1,098,302	$3,761,718	$2,957,794
Used vehicles	750,263	615,565	2,173,322	1,718,151
Wholesale vehicles	64,052	48,526	183,212	119,474
Parts, service and collision repair	339,930	310,035	994,125	886,534
Finance, insurance and other, net	111,808	91,035	333,394	254,465
Franchised Dealerships Segment revenues	$2,409,469	$2,163,463	$7,445,771	$5,936,418

EchoPark Segment revenues:
New vehicles	$3,506	$—	$4,415	$—
Used vehicles	559,229	330,463	1,492,964	886,806
Wholesale vehicles	33,035	7,976	73,489	18,747
Parts, service and collision repair	15,297	10,894	42,611	28,133
Finance, insurance and other, net	52,276	35,749	152,606	98,383
EchoPark Segment revenues	$663,343	$385,082	$1,766,085	$1,032,069

Total consolidated revenues	$3,072,812	$2,548,545	$9,211,856	$6,968,487

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except unit data)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$145,137	$80,460	$381,094	$138,805
EchoPark Segment	(32,887)	239	(45,271)	4,912
Total segment income (loss)	$112,250	$80,699	$335,823	$143,717
Impairment charges (3)	—	(26)	—	(268,859)
Income (loss) from continuing operations before taxes	$112,250	$80,673	$335,823	$(125,142)

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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
business, as well as a pre-tax impairment charge of approximately $0.9 million related to the abandonment of certain construction projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Impairment Charges:
Franchised Dealerships Segment	$—	$26	$—	$268,859
EchoPark Segment	—	—	—	—
Total impairment charges	$—	$26	$—	$268,859

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Depreciation and Amortization:
Franchised Dealerships Segment	$21,266	$20,170	$62,258	$59,654
EchoPark Segment	3,973	2,764	11,429	8,225
Total depreciation and amortization	$25,239	$22,934	$73,687	$67,879

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$1,973	$4,234	$9,243	$19,517
EchoPark Segment	1,367	765	3,538	2,304
Total floor plan interest expense	$3,340	$4,999	$12,781	$21,821

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$9,477	$10,615	$29,158	$30,771
EchoPark Segment	340	147	1,022	752
Total interest expense, other, net	$9,817	$10,762	$30,180	$31,523

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Capital Expenditures:
Franchised Dealerships Segment	$53,774	$18,237	$122,022	$70,875
EchoPark Segment	22,693	12,085	59,494	21,181
Total capital expenditures	$76,467	$30,322	$181,516	$92,056

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2021	December 31, 2020
	(In thousands)
Assets:
Franchised Dealerships Segment assets	$2,638,803	$3,096,811
EchoPark Segment assets	647,075	478,869
Corporate and other:
Cash and cash equivalents	220,082	170,313
Other corporate assets	3	—
Total assets	$3,505,963	$3,745,993

10. Subsequent Events
On October 8, 2021, we entered into the 2021 Credit Facility Amendment which, among other things: (1) increased the aggregate commitments under the 2021 Revolving Credit Facility and the 2021 Floor Plan Facilities and (2) permitted the issuance of the 2021 Notes. On October 1, 2021, Sonic terminated the 2020 Line of Credit Facility. There were no outstanding borrowings under the 2021 Line of Credit Facility as of September 30, 2021 or at the time of termination. For more information, see Note 6, “Long-Term Debt.”
On October 13, 2021, Sonic issued a notice to redeem the entire $250.0 million aggregate principal amount of the outstanding 6.125% Notes, which occurred on October 28, 2021.
On October 27, 2021, Sonic issued $1.15 billion aggregate principal amount of senior notes, consisting of $650.0 million aggregate principal amount of 4.625% Senior Notes due 2029 (the “4.625% Notes”) and $500.0 million aggregate principal amount of 4.875% Senior Notes due 2031 (the “4.875% Notes,” and, together with the 2029 Notes, the “2021 Notes”). The 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic operating subsidiaries. The Company intends to use the net proceeds from the offering of the 2021 Notes, together with additional borrowings to (1) fund, if consummated, the Acquisition, (2) pay the redemption price for the 6.125% Notes, (3) pay fees and expenses in connection with the Acquisition and the offering of the 2021 Notes and (4) for general corporate purposes, which may include the acquisition and development of dealerships and related real property and the repayment of outstanding indebtedness.

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
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had two reportable segments as of September 30, 2021: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2021, we operated 87 stores in the Franchised Dealerships Segment and 30 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 99 new vehicle franchises (representing 22 different brands of cars and light trucks) and 14 collision repair centers in 12 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our guests in pre-owned vehicle specialty retail locations. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs). Sales operations for EchoPark began in the fourth quarter of 2014, and, as of September 30, 2021, we operated 30 EchoPark stores in 15 states. During 2020, we announced an accelerated EchoPark growth plan in which we plan to open 25 additional EchoPark stores annually from 2021 to 2025 as we build out an expected 140-plus point nationwide EchoPark distribution network by 2025, which we expect will allow EchoPark to reach 90% of the U.S. population by that time.
Executive Summary
On September 17, 2021, Sonic entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RFJMS, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Sonic (“Merger Sub”), RFJ Auto Partners, Inc., a Delaware corporation (“RFJ Auto”), and The Resolute Fund III, L.P., a Delaware limited partnership, solely in its capacity as the representative of RFJ Auto’s equityholders, pursuant to which Merger Sub will merge with and into RFJ Auto (the “Acquisition”), with RFJ Auto surviving the merger and becoming a direct, wholly owned subsidiary of Sonic. RFJ Auto is an automotive dealership platform based in Dallas, Texas. The Acquisition is expected to close in the fourth quarter of 2021.
Subject to the terms and conditions of the Merger Agreement and other customary adjustments set forth in the Merger Agreement, the purchase price payable by Sonic pursuant to the Merger Agreement is expected to be approximately $964.9 million comprising (1) approximately $576.1 million for the goodwill and other intangible assets and real estate assets of RFJ Auto and each of its subsidiaries, plus (2) approximately $136.5 million for property and equipment including real estate assets, plus (3) approximately $271.5 million for new and used vehicle inventories, plus (4) approximately $67.0 million for accounts receivable, minus (5) approximately $86.2 million related to liabilities assumed net of other miscellaneous assets. The value, and therefore the resulting purchase price, of RFJ Auto’s parts and accessories inventory, supplies, repair work-in-process and new and used vehicle inventories and other assets acquired or liabilities assumed by Sonic are all subject to change based on

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
natural fluctuations in the business of RFJ Auto prior to the closing of the Acquisition and the foregoing amounts are management’s estimate based on currently available information. The Acquisition will be funded with the proceeds of the Company’s offering of the 2021 Notes and borrowings on our floor plan credit facilities.
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) decreased 12.4% and increased 13.7%, in the three and nine months ended September 30, 2021, respectively, to 13.4 million and 15.8 million vehicles in the three and nine months ended September 30, 2021, respectively, compared to 15.3 million and 13.9 million vehicles in the three and nine months ended September 30, 2020, respectively, according to data from Bloomberg Finance L.P., provided by Stephens Inc. Results in the nine months ended September 30, 2021 benefit from a favorable comparison to the prior year period, where the onset of the COVID-19 pandemic caused significant disruption to our industry and business.For 2021, analysts’ industry expectation for the total new vehicle SAAR ranges from 14.5 million vehicles (flat compared to 2020) to 16.0 million vehicles (an increase of 10.3% compared to 2020). As a result of low levels of new vehicle inventory due to supply chain disruption related to the ongoing COVID-19 pandemic, we estimate the 2021 total new vehicle SAAR will be between 14.5 million vehicles (flat compared to 2020) and 15.0 million vehicles (an increase of 3.4% compared to 2020). The ongoing effects of the COVID-19 pandemic, changes in consumer confidence, availability of consumer financing, interest rates, additional federal relief spending by the U.S. government, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, availability of new and used vehicle inventory, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2021 total new vehicle SAAR to vary from our expectation. For example, a material portion of our revenue is generated from our stores in Texas, nearly all of which were affected by the extreme winter weather and related power outages experienced in February 2021. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, industry retail new vehicle SAAR was 11.5 million vehicles for the three months ended September 30, 2021, a decrease of 14.2% from 13.4 million vehicles in the prior year period, and 13.8 million vehicles for the nine months ended September 30, 2021, an increase of 16.9% from 11.8 million vehicles in the prior year period.
The automotive supply chain has been disrupted during the pandemic, primarily related to the production of semiconductors that are used in many components of modern automobiles. As a result, automobile manufacturing is operating at lower than expected production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand, led to low levels of new vehicle inventory as of September 30, 2021 and lower than expected retail new vehicle unit sales volume in the third quarter ended September 30, 2021.
The ongoing effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic recovery in the remainder of 2021 and into 2022, the ongoing pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, especially if the pandemic worsens or the regulatory environment changes in response to the pandemic. This may lead to increased asset recovery and valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy have negatively impacted our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. We have also seen a tightening in the supply of new and used vehicles due, in part, to the COVID-19 pandemic, which is likely to continue through the rest of 2021 and into 2022. These and other COVID-related factors may adversely impact our revenues, operating income and earnings per share financial measures.
Franchised Dealerships Segment
As a result of the disposition, termination or closure of several franchised dealerships subsequent to January 1, 2020, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
New vehicle revenue increased 4.2% and 28.0% during the three and nine months ended September 30, 2021, respectively, primarily driven by a 9.8% and 7.2% increase in new vehicle sales prices, respectively. New vehicle gross profit increased 83.3% and 97.8% during the three and nine months ended September 30, 2021, respectively, as a result of higher average selling prices. New vehicle gross profit per unit increased $2,437 per unit, or 93.2%, to $5,051 per unit in the three months ended September 30, 2021, and increased $1,543 per unit, or 65.7%, to $3,893 per unit in the nine months ended September 30, 2021, due primarily to higher average selling prices due in part to inventory shortages as a result of vehicle manufacturer supply chain disruptions and production delays during the COVID-19 pandemic. As a result of the new vehicle inventory shortages, our new vehicle inventories are at historic lows. Many of the new vehicles are being delivered to

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
customers shortly after the vehicles arrive at our stores. As of September 30, 2021, our days’ supply of new vehicle inventory was 10 days compared to a days’ supply of new vehicle inventory as of September 30, 2020 of 46 days. To the extent new vehicle inventory levels remain low, we could experience lower than expected levels of retail new vehicle unit sales volume and higher selling prices in the fourth quarter of 2021.
Retail used vehicle revenue increased 21.8% and 27.2% during the three and nine months ended September 30, 2021, respectively, driven by higher average selling prices. Retail used vehicle gross profit increased 31.4% and 35.5% during the three and nine months ended September 30, 2021, respectively, due to an increase in retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit increased $444 per unit, or 31.9%, to $1,835 per unit during the three months ended September 30, 2021, and increased $334 per unit, or 24.9%, to $1,675 per unit during the nine months ended September 30, 2021, due primarily to higher average selling prices due in part to shortages of new vehicle inventory. Wholesale vehicle gross profit worsened by approximately $1.9 million and increased by approximately $3.4 million in the three and nine months ended September 30, 2021, respectively. In the past, we have focused on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our reported franchised dealerships used vehicle inventory days’ supply was approximately 27 and 29 days as of September 30, 2021 and 2020, respectively.
Fixed Operations revenue increased 9.9% and 13.5% during the three and nine months ended September 30, 2021, respectively, and Fixed Operations gross profit increased 9.0% and 15.2% during the three and nine months ended September 30, 2021, respectively. Fixed Operations gross margin decreased 40 basis points during the three months ended September 30, 2021 to 50.2%. Fixed Operations gross margin increased 80 basis points during the nine months ended September 30, 2021 to 50.4%, driven primarily by an increase in customer pay revenue contribution and higher customer pay gross margin.
F&I revenue increased 20.8% and 31.3% during the three and nine months ended September 30, 2021, respectively, driven primarily by increases in F&I gross profit per retail unit. F&I gross profit per retail unit increased $429 per unit, or 24.9%, to $2,152 per unit in the three months ended September 30, 2021. F&I gross profit per retail unit increased $271 per unit, or 15.9%, to $1,978 per unit in the nine months ended September 30, 2021. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell a high volume of retail new and used vehicles at our stores.
EchoPark Segment
Reported total revenue increased 72.3% and 71.1% in the three and nine months ended September 30, 2021, respectively, driven primarily by continued expansion of our nationwide distribution network and increases in retail used vehicle unit sales volume and average selling prices. Reported total gross profit decreased 11.6% in the three months ended September 30, 2021, due primarily to lower gross profit per unit, which decreased $1,010 per unit, or 240% to a loss of $1,430 per unit, driven primarily by higher cost of inventory as a result of continued increases in wholesale market prices. Reported total gross profit increased 22.5% in the nine months ended September 30, 2021, due primarily to higher retail used vehicle unit sales volume and an increase in F&I gross per unit, which offset lower gross profit per retail unit as a result of continued increases in wholesale market prices. Reported combined retail used vehicle and F&I gross profit per unit decreased 47.0% and 22.9% in the three and nine months ended September 30, 2021, respectively, to $1,030 and $1,618 per unit, respectively, as a result of higher inventory acquisition costs due to increased demand in the wholesale auction market.
Reported retail used vehicle revenue increased 69.2% and 68.4% in the three and nine months ended September 30, 2021, respectively. F&I revenue increased 46.2% and 55.1% during the three and nine months ended September 30, 2021, respectively, driven primarily by a 40.5% and 46.9% increase in retail used vehicle unit sales volume during the three and nine months ended September 30, 2021, respectively, and increases in retail used vehicle average selling prices.
Wholesale vehicle gross profit improved by approximately $3.3 million and $6.6 million during the three and nine months ended September 30, 2021, respectively, due in part to higher average wholesale prices as a result of increased demand for used vehicles at auction. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 41 and 34 days as of September 30, 2021 and 2020, respectively. The elevated level of used vehicle inventory days’ supply as of September 30, 2021 was due primarily to the opening of several new EchoPark stores, which require additional inventory on hand but are not yet generating retail used vehicle sales at the rate of a more mature store.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. EchoPark same market total revenues increased 23.8% and 30.7% during the three and nine months ended September 30, 2021, respectively, driven primarily by increases in retail used vehicle average selling prices. EchoPark same market total gross profit decreased 13.6% during the three months ended September 30, 2021, due primarily to lower retail used vehicle unit sales volume and a 26.2% decrease in total gross profit per unit, to $1,149 per unit. EchoPark same market total gross profit increased 12.3% during the nine months ended September 30, 2021, due primarily to higher retail used vehicle unit sales volume, offset partially by a 6.9% decrease in total gross profit per unit, to $1,657 per unit.
Results of Operations – Consolidated
The following tables list other items of interest that affected reported amounts in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Operations Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$—	$—	$—	$3,150	$—	$3,150	SG&A expenses

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Amounts are before the effect of income taxes, except tax items)	Franchised Dealerships Segment	EchoPark Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Total	Operations Statement Line Impacted
	(In thousands)
Gain (loss) on franchise disposals	$465	$—	$465	$3,150	$—	$3,150	SG&A expenses
Impairment charges	$—	$—	$—	$(268,859)	$—	$(268,859)	Impairment charges
Non-recurring tax benefit	$—	$—	$—	$53,643	$—	$53,643	Income taxes

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2021	2020	2021	2020
Luxury:
BMW	26.9%	24.2%	25.8%	23.8%
Mercedes	12.3%	12.8%	12.4%	13.1%
Audi	6.2%	6.6%	7.0%	6.3%
Lexus	5.7%	5.1%	5.1%	4.7%
Porsche	3.8%	3.6%	3.7%	3.4%
Land Rover	3.5%	3.7%	4.0%	4.6%
Cadillac	2.1%	2.0%	2.5%	2.1%
Volvo	1.9%	1.3%	1.7%	1.3%
MINI	1.3%	1.3%	1.2%	1.1%
Other luxury (1)	1.1%	1.2%	1.2%	1.4%
Total Luxury	64.8%	61.8%	64.6%	61.8%
Mid-line Import:
Honda	14.2%	14.3%	14.1%	14.5%
Toyota	8.6%	9.5%	8.4%	9.0%
Volkswagen	1.8%	1.0%	1.5%	1.0%
Hyundai	0.8%	1.0%	1.0%	1.0%
Other Import (2)	1.1%	0.6%	0.6%	0.6%
Total Mid-line Import	26.5%	26.4%	25.6%	26.1%
Domestic:
General Motors (3)	4.5%	5.8%	4.9%	6.2%
Ford	4.2%	6.0%	4.9%	5.9%
Total Domestic	8.7%	11.8%	9.8%	12.1%
Total	100.0%	100.0%	100.0%	100.0%
(1)Includes Acura, Infiniti and Jaguar
(2)Includes Nissan and Subaru
(3)Includes Buick, Chevrolet and GMC

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
Beginning in the middle of March 2020, COVID-19 began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. While the majority of these restrictions have been relaxed and consumer demand has rebounded significantly, the timing and rate of improvement in demand has not been uniform across the markets in which we operate. Further, disruptions in the automotive supply chain have caused lower

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
than expected levels of vehicle production, which, combined with consumer demand for new vehicles, drove lower than typical levels of new vehicle inventory during the second and third quarters of 2021. Low levels of new vehicle inventory have resulted in higher average selling prices for new vehicles and may have had a negative impact on the retail new vehicle SAAR for the three months ended September 30, 2021.
Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Three Months Ended September 30,		Better / (Worse)	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	% Change	2021	2020	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	11.5	13.4	(14.2)%	13.8	11.8	16.9%
Fleet new vehicle SAAR	1.9	1.9	—%	2.0	2.1	(4.8)%
Total new vehicle SAAR (2)	13.4	15.3	(12.4)%	15.8	13.9	13.7%
(1)Source: PIN from J.D. Power
(2)Source: Bloomberg Finance L.P., provided by Stephens Inc.

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,146,922	$1,098,302	$48,620	4.4%
Gross profit	$115,446	$62,678	$52,768	84.2%
Unit sales	22,846	24,100	(1,254)	(5.2)%
Revenue per unit	$50,202	$45,573	$4,629	10.2%
Gross profit per unit	$5,053	$2,601	$2,452	94.3%
Gross profit as a % of revenue	10.1%	5.7%	440	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$3,766,133	$2,957,794	$808,339	27.3%
Gross profit	$303,338	$153,480	$149,858	97.6%
Unit sales	77,706	65,715	11,991	18.2%
Revenue per unit	$48,466	$45,009	$3,457	7.7%
Gross profit per unit	$3,904	$2,336	$1,568	67.1%
Gross profit as a % of revenue	8.1%	5.2%	290	bps

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

As a result of low levels of new vehicle inventory and a recovery in demand for used vehicles (both by retail consumers and dealers at wholesale auction), used vehicle prices reached an all-time high during the third quarter of 2021. Depending on the mix of inventory sourcing (trade-in versus wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given the current used vehicle environment.
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$1,309,492	$946,028	$363,464	38.4%
Gross profit	$19,720	$28,035	$(8,315)	(29.7)%
Unit sales	47,529	41,490	6,039	14.6%
Revenue per unit	$27,551	$22,801	$4,750	20.8%
Gross profit per unit	$415	$676	$(261)	(38.6)%
Gross profit as a % of revenue	1.5%	3.0%	(150)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$3,666,286	$2,604,957	$1,061,329	40.7%
Gross profit	$85,342	$87,536	$(2,194)	(2.5)%
Unit sales	144,246	118,694	25,552	21.5%
Revenue per unit	$25,417	$21,947	$3,470	15.8%
Gross profit per unit	$592	$737	$(145)	(19.7)%
Gross profit as a % of revenue	2.3%	3.4%	(110)	bps

For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since the onset of the COVID-19 pandemic in March 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as retail used vehicle revenues and related gross profit. During 2021, wholesale vehicle gross profit increased significantly as a result of increased demand for used vehicles due in part to low levels of new vehicle inventory. We believe that the current wholesale vehicle price environment is not sustainable in the long-term and expect that wholesale vehicle pricing and related gross profit (loss) will return toward long-term normalized levels. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$97,087	$56,502	$40,585	71.8%
Gross profit (loss)	$1,255	$2,544	$(1,289)	(50.7)%
Unit sales	9,611	8,634	977	11.3%
Revenue per unit	$10,102	$6,544	$3,558	54.4%
Gross profit (loss) per unit	$131	$295	$(164)	(55.6)%
Gross profit (loss) as a % of revenue	1.3%	4.5%	(320)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$256,701	$138,221	$118,480	85.7%
Gross profit (loss)	$6,629	$1,961	$4,668	238.0%
Unit sales	28,935	23,590	5,345	22.7%
Revenue per unit	$8,872	$5,859	$3,013	51.4%
Gross profit (loss) per unit	$229	$83	$146	175.9%
Gross profit (loss) as a % of revenue	2.6%	1.4%	120	bps
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

The COVID-19 pandemic continues to have a significant effect on our consolidated Fixed Operations revenues, as travel restrictions, government-imposed stay-at-home and shelter-in-place orders and fewer workers undertaking a daily commute combined to substantially decrease the number of miles driven in the U.S., which has decreased the demand for maintenance and warranty and collision repair services since March 2020. As government-imposed restrictions have been relaxed, we have begun to see a recovery in Fixed Operations revenues to varying degrees depending on the market and type of work being performed.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$156,503	$129,779	$26,724	20.6%
Warranty	52,886	58,294	(5,408)	(9.3)%
Wholesale parts	41,686	32,515	9,171	28.2%
Internal, sublet and other	104,152	100,341	3,811	3.8%
Total revenue	$355,227	$320,929	$34,298	10.7%

Gross profit
Customer pay	$89,313	$73,652	$15,661	21.3%
Warranty	30,799	33,548	(2,749)	(8.2)%
Wholesale parts	7,541	5,654	1,887	33.4%
Internal, sublet and other	43,861	43,672	189	0.4%
Total gross profit	$171,514	$156,526	$14,988	9.6%

Gross profit as a % of revenue
Customer pay	57.1%	56.8%	30	bps
Warranty	58.2%	57.5%	70	bps
Wholesale parts	18.1%	17.4%	70	bps
Internal, sublet and other	42.1%	43.5%	(140)	bps
Total gross profit as a % of revenue	48.3%	48.8%	(50)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$442,140	$375,436	$66,704	17.8%
Warranty	164,189	168,380	(4,191)	(2.5)%
Wholesale parts	115,976	97,573	18,403	18.9%
Internal, sublet and other	314,431	273,278	41,153	15.1%
Total revenue	$1,036,736	$914,667	$122,069	13.3%

Gross profit
Customer pay	$252,683	$210,712	$41,971	19.9%
Warranty	95,674	95,014	660	0.7%
Wholesale parts	20,543	16,827	3,716	22.1%
Internal, sublet and other	133,511	116,150	17,361	14.9%
Total gross profit	$502,411	$438,703	$63,708	14.5%

Gross profit as a % of revenue
Customer pay	57.1%	56.1%	100	bps
Warranty	58.3%	56.4%	190	bps
Wholesale parts	17.7%	17.2%	50	bps
Internal, sublet and other	42.5%	42.5%	—	bps
Total gross profit as a % of revenue	48.5%	48.0%	50	bps

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

Our consolidated reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$164,084	$126,784	$37,300	29.4%
Unit sales	69,864	65,424	4,440	6.8%
Gross profit per retail unit (excludes fleet)	$2,349	$1,938	$411	21.2%

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$486,000	$352,848	$133,152	37.7%
Unit sales	220,655	183,508	37,147	20.2%
Gross profit per retail unit (excludes fleet)	$2,203	$1,923	$280	14.6%

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$1,137,465	$1,091,592	$45,873	4.2%
Acquisitions, open points, dispositions and holding company	5,951	6,710	(759)	(11.3)%
Total as reported	$1,143,416	$1,098,302	$45,114	4.1%

Total new vehicle gross profit:
Same store	$114,308	$62,360	$51,948	83.3%
Acquisitions, open points, dispositions and holding company	896	318	578	181.8%
Total as reported	$115,204	$62,678	$52,526	83.8%

Total new vehicle unit sales:
Same store	22,631	23,852	(1,221)	(5.1)%
Acquisitions, open points, dispositions and holding company	160	248	(88)	(35.5)%
Total as reported	22,791	24,100	(1,309)	(5.4)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total new vehicle revenue:
Same store	$3,755,766	$2,935,140	$820,626	28.0%
Acquisitions, open points, dispositions and holding company	5,952	22,654	(16,702)	(73.7)%
Total as reported	$3,761,718	$2,957,794	$803,924	27.2%

Total new vehicle gross profit:
Same store	$301,616	$152,487	$149,129	97.8%
Acquisitions, open points, dispositions and holding company	1,378	993	385	38.8%
Total as reported	$302,994	$153,480	$149,514	97.4%

Total new vehicle unit sales:
Same store	77,477	64,893	12,584	19.4%
Acquisitions, open points, dispositions and holding company	160	822	(662)	(80.5)%
Total as reported	77,637	65,715	11,922	18.1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$1,143,416	$1,098,302	$45,114	4.1%
Gross profit	$115,204	$62,678	$52,526	83.8%
Unit sales	22,791	24,100	(1,309)	(5.4)%
Revenue per unit	$50,170	$45,573	$4,597	10.1%
Gross profit per unit	$5,055	$2,601	$2,454	94.3%
Gross profit as a % of revenue	10.1%	5.7%	440	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported new vehicle:
Revenue	$3,761,718	$2,957,794	$803,924	27.2%
Gross profit	$302,994	$153,480	$149,514	97.4%
Unit sales	77,637	65,715	11,922	18.1%
Revenue per unit	$48,453	$45,009	$3,444	7.7%
Gross profit per unit	$3,903	$2,336	$1,567	67.1%
Gross profit as a % of revenue	8.1%	5.2%	290	bps

Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$1,137,465	$1,091,592	$45,873	4.2%
Gross profit	$114,308	$62,360	$51,948	83.3%
Unit sales	22,631	23,852	(1,221)	(5.1)%
Revenue per unit	$50,261	$45,765	$4,496	9.8%
Gross profit per unit	$5,051	$2,614	$2,437	93.2%
Gross profit as a % of revenue	10.0%	5.7%	430	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store new vehicle:
Revenue	$3,755,766	$2,935,140	$820,626	28.0%
Gross profit	$301,616	$152,487	$149,129	97.8%
Unit sales	77,477	64,893	12,584	19.4%
Revenue per unit	$48,476	$45,230	$3,246	7.2%
Gross profit per unit	$3,893	$2,350	$1,543	65.7%
Gross profit as a % of revenue	8.0%	5.2%	280	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment New Vehicles – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
New vehicle revenue increased 4.2% due primarily to higher average selling prices, which was driven by a favorable comparison due to the impact of the COVID-19 pandemic on the prior year quarter results. New vehicle gross profit increased approximately $51.9 million, or 83.3%, as a result of higher new vehicle gross profit per unit. New vehicle gross profit per unit increased $2,437 per unit, or 93.2%, to $5,051 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.
Same Store Franchised Dealerships Segment New Vehicles – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
New vehicle revenue increased 28.0% due primarily to higher average selling prices and a 19.4% increase in new vehicle unit sales volume, which was driven by a favorable comparison due to the impact of the COVID-19 pandemic on the prior year-to-date period results. New vehicle gross profit increased approximately $149.1 million, or 97.8%, as a result of increased new vehicle unit sales volume and higher new vehicle gross profit per unit. New vehicle gross profit per unit increased $1,543 per unit, or 65.7%, to $3,893 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$745,754	$612,363	$133,391	21.8%
Acquisitions, open points, dispositions and holding company	4,509	3,202	1,307	40.8%
Total as reported	$750,263	$615,565	$134,698	21.9%

Total used vehicle gross profit:
Same store	$47,860	$36,411	$11,449	31.4%
Acquisitions, open points, dispositions and holding company	2,244	(2,026)	4,270	210.8%
Total as reported	$50,104	$34,385	$15,719	45.7%

Total used vehicle unit sales:
Same store	26,084	26,168	(84)	(0.3)%
Acquisitions, open points, dispositions and holding company	190	195	(5)	(2.6)%
Total as reported	26,274	26,363	(89)	(0.3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same store	$2,168,814	$1,704,494	$464,320	27.2%
Acquisitions, open points, dispositions and holding company	4,508	13,657	(9,149)	(67.0)%
Total as reported	$2,173,322	$1,718,151	$455,171	26.5%

Total used vehicle gross profit:
Same store	$137,158	$101,259	$35,899	35.5%
Acquisitions, open points, dispositions and holding company	163	(4,145)	4,308	103.9%
Total as reported	$137,321	$97,114	$40,207	41.4%

Total used vehicle unit sales:
Same store	81,870	75,504	6,366	8.4%
Acquisitions, open points, dispositions and holding company	190	870	(680)	(78.2)%
Total as reported	82,060	76,374	5,686	7.4%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$750,263	$615,565	$134,698	21.9%
Gross profit	$50,104	$34,385	$15,719	45.7%
Unit sales	26,274	26,363	(89)	(0.3)%
Revenue per unit	$28,555	$23,350	$5,205	22.3%
Gross profit per unit	$1,907	$1,304	$603	46.2%
Gross profit as a % of revenue	6.7%	5.6%	110	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle:
Revenue	$2,173,322	$1,718,151	$455,171	26.5%
Gross profit	$137,321	$97,114	$40,207	41.4%
Unit sales	82,060	76,374	5,686	7.4%
Revenue per unit	$26,485	$22,497	$3,988	17.7%
Gross profit per unit	$1,673	$1,272	$401	31.5%
Gross profit as a % of revenue	6.3%	5.7%	60	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$745,754	$612,363	$133,391	21.8%
Gross profit	$47,860	$36,411	$11,449	31.4%
Unit sales	26,084	26,168	(84)	(0.3)%
Revenue per unit	$28,590	$23,401	$5,189	22.2%
Gross profit per unit	$1,835	$1,391	$444	31.9%
Gross profit as a % of revenue	6.4%	5.9%	50	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store used vehicle:
Revenue	$2,168,814	$1,704,494	$464,320	27.2%
Gross profit	$137,158	$101,259	$35,899	35.5%
Unit sales	81,870	75,504	6,366	8.4%
Revenue per unit	$26,491	$22,575	$3,916	17.3%
Gross profit per unit	$1,675	$1,341	$334	24.9%
Gross profit as a % of revenue	6.3%	5.9%	40	bps

Same Store Franchised Dealerships Segment Used Vehicles – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Retail used vehicle revenue increased approximately $133.4 million, or 21.8%, and retail used vehicle revenue per unit increased approximately 22.2% due to higher industry used vehicle prices as a result of increased consumer demand from the impact of new vehicle inventory shortages during the third quarter of 2021. Retail used vehicle gross profit increased approximately $11.4 million, or 31.4%, driven primarily by a $444 per unit increase in retail used vehicle gross profit per unit due to increased consumer demand for used vehicle inventory during the third quarter of 2021.
Same Store Franchised Dealerships Segment Used Vehicles – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Retail used vehicle revenue increased approximately $464.3 million, or 27.2%, and retail used vehicle revenue per unit increased approximately 17.3% due to higher industry used vehicle prices as a result of increased consumer demand from the impact of new vehicle inventory shortages during the first nine months of 2021. Retail used vehicle gross profit increased approximately $35.9 million, or 35.5%, driven primarily by a $334 per unit increase in retail used vehicle gross profit per unit due to increased consumer demand for used vehicle inventory during the first nine months of 2021.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$63,886	$48,290	$15,596	32.3%
Acquisitions, open points, dispositions and holding company	166	236	(70)	(29.7)%
Total as reported	$64,052	$48,526	$15,526	32.0%

Total wholesale vehicle gross profit (loss):
Same store	$770	$2,686	$(1,916)	(71.3)%
Acquisitions, open points, dispositions and holding company	(2,756)	(130)	(2,626)	NM
Total as reported	$(1,986)	$2,556	$(4,542)	(177.7)%

Total wholesale vehicle unit sales:
Same store	6,095	6,630	(535)	(8.1)%
Acquisitions, open points, dispositions and holding company	24	49	(25)	(51.0)%
Total as reported	6,119	6,679	(560)	(8.4)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same store	$183,047	$118,629	$64,418	54.3%
Acquisitions, open points, dispositions and holding company	165	845	(680)	(80.5)%
Total as reported	$183,212	$119,474	$63,738	53.3%

Total wholesale vehicle gross profit (loss):
Same store	$5,705	$2,348	$3,357	143.0%
Acquisitions, open points, dispositions and holding company	(5,519)	(232)	(5,287)	NM
Total as reported	$186	$2,116	$(1,930)	(91.2)%

Total wholesale vehicle unit sales:
Same store	19,680	18,241	1,439	7.9%
Acquisitions, open points, dispositions and holding company	24	175	(151)	(86.3)%
Total as reported	19,704	18,416	1,288	7.0%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$64,052	$48,526	$15,526	32.0%
Gross profit (loss)	$(1,986)	$2,556	$(4,542)	(177.7)%
Unit sales	6,119	6,679	(560)	(8.4)%
Revenue per unit	$10,468	$7,265	$3,203	44.1%
Gross profit (loss) per unit	$(325)	$383	$(708)	(184.9)%
Gross profit (loss) as a % of revenue	(3.1)%	5.3%	(840)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$183,212	$119,474	$63,738	53.3%
Gross profit (loss)	$186	$2,116	$(1,930)	(91.2)%
Unit sales	19,704	18,416	1,288	7.0%
Revenue per unit	$9,298	$6,488	$2,810	43.3%
Gross profit (loss) per unit	$9	$115	$(106)	(92.2)%
Gross profit (loss) as a % of revenue	0.1%	1.8%	(170)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$63,886	$48,290	$15,596	32.3%
Gross profit (loss)	$770	$2,686	$(1,916)	(71.3)%
Unit sales	6,095	6,630	(535)	(8.1)%
Revenue per unit	$10,482	$7,284	$3,198	43.9%
Gross profit (loss) per unit	$126	$405	$(279)	(68.9)%
Gross profit (loss) as a % of revenue	1.2%	5.6%	(440)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$183,047	$118,629	$64,418	54.3%
Gross profit (loss)	$5,705	$2,348	$3,357	143.0%
Unit sales	19,680	18,241	1,439	7.9%
Revenue per unit	$9,301	$6,503	$2,798	43.0%
Gross profit (loss) per unit	$290	$129	$161	124.8%
Gross profit (loss) as a % of revenue	3.1%	2.0%	110	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter vehicle cost of sales basis, our reported franchised dealerships used vehicle inventory days’ supply was approximately 27 and 29 days as of September 30, 2021 and 2020, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Wholesale vehicle revenue increased 32.3%, driven primarily by a 43.9% increase in wholesale vehicle revenue per unit during the third quarter of 2021. Wholesale vehicle gross profit decreased approximately $1.9 million, driven primarily by a $279 per unit, or 68.9%, decrease in wholesale vehicle gross profit per unit as well as an 8.1% decrease in wholesale vehicle unit sales volume as a result of decreased wholesale vehicle supply in the wholesale auction market due to the impact of new vehicle inventory shortages during the third quarter of 2021.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Wholesale vehicle revenue increased 54.3%, driven primarily by a 43.0% increase in wholesale vehicle revenue per unit during the first nine months of 2021. Wholesale vehicle gross profit increased approximately $3.4 million, driven primarily by a $161 per unit, or 124.8%, increase in wholesale vehicle gross profit per unit as well as a 7.9% increase in wholesale vehicle unit sales volume as a result of increased wholesale vehicle demand in the wholesale auction market due to the impact of new vehicle inventory shortages during the first nine months of 2021.
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$338,141	$307,614	$30,527	9.9%
Acquisitions, open points, dispositions and holding company	1,789	2,421	(632)	(26.1)%
Total as reported	$339,930	$310,035	$29,895	9.6%

Total Fixed Operations gross profit:
Same store	$169,700	$155,682	$14,018	9.0%
Acquisitions, open points, dispositions and holding company	1,365	1,029	336	32.7%
Total as reported	$171,065	$156,711	$14,354	9.2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total Fixed Operations revenue:
Same store	$992,291	$874,636	$117,655	13.5%
Acquisitions, open points, dispositions and holding company	1,834	11,898	(10,064)	(84.6)%
Total as reported	$994,125	$886,534	$107,591	12.1%

Total Fixed Operations gross profit:
Same store	$499,714	$433,629	$66,085	15.2%
Acquisitions, open points, dispositions and holding company	2,194	5,643	(3,449)	(61.1)%
Total as reported	$501,908	$439,272	$62,636	14.3%
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$155,765	$129,556	$26,209	20.2%
Warranty	52,636	58,294	(5,658)	(9.7)%
Wholesale parts	41,660	32,515	9,145	28.1%
Internal, sublet and other	89,869	89,670	199	0.2%
Total revenue	$339,930	$310,035	$29,895	9.6%

Gross profit
Customer pay	$88,994	$73,652	$15,342	20.8%
Warranty	30,648	33,548	(2,900)	(8.6)%
Wholesale parts	7,533	5,654	1,879	33.2%
Internal, sublet and other	43,890	43,857	33	0.1%
Total gross profit	$171,065	$156,711	$14,354	9.2%

Gross profit as a % of revenue
Customer pay	57.1%	56.8%	30	bps
Warranty	58.2%	57.5%	70	bps
Wholesale parts	18.1%	17.4%	70	bps
Internal, sublet and other	48.8%	48.9%	(10)	bps
Total gross profit as a % of revenue	50.3%	50.5%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue
Customer pay	$440,650	$374,798	$65,852	17.6%
Warranty	163,760	168,380	(4,620)	(2.7)%
Wholesale parts	115,949	97,573	18,376	18.8%
Internal, sublet and other	273,766	245,783	27,983	11.4%
Total revenue	$994,125	$886,534	$107,591	12.1%

Gross profit
Customer pay	$252,237	$210,706	$41,531	19.7%
Warranty	95,411	95,014	397	0.4%
Wholesale parts	20,534	16,827	3,707	22.0%
Internal, sublet and other	133,726	116,725	17,001	14.6%
Total gross profit	$501,908	$439,272	$62,636	14.3%

Gross profit as a % of revenue
Customer pay	57.2%	56.2%	100	bps
Warranty	58.3%	56.4%	190	bps
Wholesale parts	17.7%	17.2%	50	bps
Internal, sublet and other	48.8%	47.5%	130	bps
Total gross profit as a % of revenue	50.5%	49.5%	100	bps
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$154,905	$128,221	$26,684	20.8%
Warranty	52,212	58,031	(5,819)	(10.0)%
Wholesale parts	41,577	32,441	9,136	28.2%
Internal, sublet and other	89,447	88,921	526	0.6%
Total revenue	$338,141	$307,614	$30,527	9.9%

Gross profit
Customer pay	$88,549	$72,989	$15,560	21.3%
Warranty	30,448	33,430	(2,982)	(8.9)%
Wholesale parts	7,519	5,641	1,878	33.3%
Internal, sublet and other	43,184	43,622	(438)	(1.0)%
Total gross profit	$169,700	$155,682	$14,018	9.0%

Gross profit as a % of revenue
Customer pay	57.2%	56.9%	30	bps
Warranty	58.3%	57.6%	70	bps
Wholesale parts	18.1%	17.4%	70	bps
Internal, sublet and other	48.3%	49.1%	(80)	bps
Total gross profit as a % of revenue	50.2%	50.6%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Same store Fixed Operations:
Revenue
Customer pay	$439,784	$367,869	$71,915	19.5%
Warranty	163,332	167,319	(3,987)	(2.4)%
Wholesale parts	115,866	97,040	18,826	19.4%
Internal, sublet and other	273,309	242,408	30,901	12.7%
Total revenue	$992,291	$874,636	$117,655	13.5%

Gross profit
Customer pay	$251,790	$207,392	$44,398	21.4%
Warranty	95,153	94,378	775	0.8%
Wholesale parts	20,520	16,765	3,755	22.4%
Internal, sublet and other	132,251	115,094	17,157	14.9%
Total gross profit	$499,714	$433,629	$66,085	15.2%

Gross profit as a % of revenue
Customer pay	57.3%	56.4%	90	bps
Warranty	58.3%	56.4%	190	bps
Wholesale parts	17.7%	17.3%	40	bps
Internal, sublet and other	48.4%	47.5%	90	bps
Total gross profit as a % of revenue	50.4%	49.6%	80	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Fixed Operations revenue increased approximately $30.5 million, or 9.9%, and Fixed Operations gross profit increased approximately $14.0 million, or 9.0%. Customer pay gross profit increased approximately $15.6 million, or 21.3%, warranty gross profit decreased approximately $3.0 million, or 8.9%, wholesale parts gross profit increased approximately $1.9 million, or 33.3%, and internal, sublet and other gross profit decreased approximately $0.4 million, or 1.0%. While our Fixed Operations business was not specifically restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity in the third quarter of 2020. We expect consumer activity to continue to improve as we proceed through the remainder of 2021, and anticipate a continuing recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels in 2022.
Same Store Franchised Dealerships Segment Fixed Operations – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Fixed Operations revenue increased approximately $117.7 million, or 13.5%, and Fixed Operations gross profit increased approximately $66.1 million, or 15.2%. Customer pay gross profit increased approximately $44.4 million, or 21.4%, warranty gross profit increased approximately $0.8 million, or 0.8%, wholesale parts gross profit increased approximately $3.8 million, or 22.4%, and internal, sublet and other gross profit increased approximately $17.2 million, or 14.9%. While our Fixed Operations business was not specifically restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity in the second and third quarters of 2020. We expect consumer activity to continue to improve as we proceed through the remainder of 2021, and anticipate a continuing recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels in 2022.
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

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$103,746	$85,911	$17,835	20.8%
Acquisitions, open points, dispositions and holding company	8,062	5,124	2,938	57.3%
Total as reported	$111,808	$91,035	$20,773	22.8%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,152	$1,723	$429	24.9%
Reported	$2,303	$1,810	$493	27.2%

Total combined new and used retail unit sales:
Same store	48,204	49,854	(1,650)	(3.3)%
Acquisitions, open points, dispositions and holding company	350	443	(93)	(21.0)%
Total as reported	48,554	50,297	(1,743)	(3.5)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Total F&I revenue:
Same store	$312,649	$238,125	$74,524	31.3%
Acquisitions, open points, dispositions and holding company	20,745	16,340	4,405	27.0%
Total as reported	$333,394	$254,465	$78,929	31.0%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,978	$1,707	$271	15.9%
Reported	$2,105	$1,802	$303	16.8%

Total combined new and used retail unit sales:
Same store	158,050	139,496	18,554	13.3%
Acquisitions, open points, dispositions and holding company	350	1,692	(1,342)	(79.3)%
Total as reported	158,400	141,188	17,212	12.2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$111,808	$91,035	$20,773	22.8%
Unit sales	48,554	50,297	(1,743)	(3.5)%
Gross profit per retail unit (excludes fleet)	$2,303	$1,810	$493	27.2%

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported F&I:
Revenue	$333,394	$254,465	$78,929	31.0%
Unit sales	158,400	141,188	17,212	12.2%
Gross profit per retail unit (excludes fleet)	$2,105	$1,802	$303	16.8%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$103,746	$85,911	$17,835	20.8%
Unit sales	48,204	49,854	(1,650)	(3.3)%
Gross profit per retail unit (excludes fleet)	$2,152	$1,723	$429	24.9%

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same store F&I:
Revenue	$312,649	$238,125	$74,524	31.3%
Unit sales	158,050	139,496	18,554	13.3%
Gross profit per retail unit (excludes fleet)	$1,978	$1,707	$271	15.9%

Same Store Franchised Dealerships Segment F&I – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
F&I revenues increased approximately $17.8 million, or 20.8%, due to an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $429 per unit, or 24.9%, to $2,152 per unit, primarily due to an increase in gross profit per contract and an increase in the other aftermarket contract penetration rate.
Finance contract revenue increased 22.7%, primarily due to a 28.0% increase in gross profit per finance contract, offset partially by a 4.2% decrease in finance contract volume as a result of lower retail new and used vehicle unit sales volume, as well as a 70-basis point decrease in the finance contract penetration rate. Service contract revenue increased 13.6%, primarily due to a 9.5% increase in service contract volume, as well as a 3.8% increase in gross profit per service contract, and a 490-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 18.2%, primarily due to an 8.9% increase in other aftermarket contract volume, as well as an 8.5% increase in gross profit per other aftermarket contract and an 1,800-basis point increase in the other aftermarket contract penetration rate.
Same Store Franchised Dealerships Segment F&I – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
F&I revenues increased approximately $74.5 million, or 31.3%, due to a 15.9% increase in gross profit per retail unit, as well as a 13.3% increase in retail new and used vehicle unit sales volume and an increase in F&I gross profit per retail unit. F&I

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
gross profit per retail unit increased $271 per unit, or 15.9%, to $1,978 per unit, primarily due to an increase in gross profit per contract and an increase in the other aftermarket contract penetration rate.
Finance contract revenue increased 35.9%, primarily due to a 21.2% increase in gross profit per finance contract, as well as a 12.2% increase in finance contract volume as a result of higher retail new and used vehicle unit sales volume, offset partially by an 80-basis point decrease in the finance contract penetration rate. Service contract revenue increased 25.0%, primarily due to a 19.3% increase in service contract volume, as well as a 4.7% increase in gross profit per service contract and a 200-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 32.5%, primarily due to a 23.4% increase in other aftermarket contract volume, as well as a 7.4% increase in gross profit per other aftermarket contract and a 1,260-basis point increase in the other aftermarket contract penetration rate.

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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same market	$400,050	$330,520	$69,530	21.0%
New markets	159,179	(57)	159,236	NM
Total as reported	$559,229	$330,463	$228,766	69.2%

Total used vehicle gross profit (loss):
Same market	$(20,015)	$(12,115)	$(7,900)	(65.2)%
New markets	(10,369)	5,765	(16,134)	(279.9)%
Total as reported	$(30,384)	$(6,350)	$(24,034)	(378.5)%

Total used vehicle unit sales:
Same market	14,828	15,127	(299)	(2.0)%
New markets	6,427	—	6,427	100.0%
Total as reported	21,255	15,127	6,128	40.5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total used vehicle revenue:
Same market	$1,139,032	$886,873	$252,159	28.4%
New markets	353,932	(67)	353,999	NM
Total as reported	$1,492,964	$886,806	$606,158	68.4%

Total used vehicle gross profit (loss):
Same market	$(38,344)	$(22,818)	$(15,526)	(68.0)%
New markets	(13,635)	13,240	(26,875)	(203.0)%
Total as reported	$(51,979)	$(9,578)	$(42,401)	(442.7)%

Total used vehicle unit sales:
Same market	46,864	42,320	4,544	10.7%
New markets	15,322	—	15,322	100.0%
Total as reported	62,186	42,320	19,866	46.9%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total F&I revenue:
Same market	$37,045	$35,669	$1,376	3.9%
New markets	15,231	80	15,151	NM
Total as reported	$52,276	$35,749	$16,527	46.2%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Total F&I revenue:
Same market	$116,003	$98,099	$17,904	18.3%
New markets	36,603	284	36,319	NM
Total as reported	$152,606	$98,383	$54,223	55.1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$559,229	$330,463	$228,766	69.2%
Used vehicle gross profit (loss)	$(30,384)	$(6,350)	$(24,034)	(378.5)%
Used vehicle unit sales	21,255	15,127	6,128	40.5%
Used vehicle revenue per unit	$26,310	$21,846	$4,464	20.4%
F&I revenue	$52,276	$35,749	$16,527	46.2%
Combined used vehicle gross profit and F&I revenue	$21,892	$29,399	$(7,507)	(25.5)%
Total used vehicle and F&I gross profit per unit	$1,030	$1,943	$(913)	(47.0)%

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$1,492,964	$886,806	$606,158	68.4%
Used vehicle gross profit (loss)	$(51,979)	$(9,578)	$(42,401)	(442.7)%
Used vehicle unit sales	62,186	42,320	19,866	46.9%
Used vehicle revenue per unit	$24,008	$20,955	$3,053	14.6%
F&I revenue	$152,606	$98,383	$54,223	55.1%
Combined used vehicle gross profit and F&I revenue	$100,627	$88,805	$11,822	13.3%
Total used vehicle and F&I gross profit per unit	$1,618	$2,098	$(480)	(22.9)%

Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$400,050	$330,520	$69,530	21.0%
Used vehicle gross profit (loss)	$(20,015)	$(12,115)	$(7,900)	(65.2)%
Used vehicle unit sales	14,828	15,127	(299)	(2.0)%
Used vehicle revenue per unit	$26,979	$21,850	$5,129	23.5%
F&I revenue	$37,045	$35,669	$1,376	3.9%
Combined used vehicle gross profit and F&I revenue	$17,030	$23,554	$(6,524)	(27.7)%
Total used vehicle and F&I gross profit per unit	$1,149	$1,557	$(408)	(26.2)%

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$1,139,032	$886,873	$252,159	28.4%
Used vehicle gross profit (loss)	$(38,344)	$(22,818)	$(15,526)	(68.0)%
Used vehicle unit sales	46,864	42,320	4,544	10.7%
Used vehicle revenue per unit	$24,305	$20,956	$3,349	16.0%
F&I revenue	$116,003	$98,099	$17,904	18.3%
Combined used vehicle gross profit and F&I revenue	$77,659	$75,281	$2,378	3.2%
Total used vehicle and F&I gross profit per unit	$1,657	$1,779	$(122)	(6.9)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Used Vehicles and F&I – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Retail used vehicle revenue increased approximately $69.5 million, or 21.0%, driven by a $5,129 per unit, or 23.5%, increase in retail used vehicle revenue per unit, offset partially by a 2.0% decrease in retail used vehicle unit sales. Combined retail used vehicle gross profit and F&I revenue decreased approximately $6.5 million, or 27.7%, driven primarily by an approximately $7.9 million, or 65.2%, increase in retail used vehicle gross loss, offset partially by an approximately $1.4 million, or 3.9%, increase in F&I revenue. Total retail used vehicle and F&I gross profit per unit decreased approximately $408 per unit, or 26.2%, due to the increased cost of inventory at wholesale auction as a result of high levels of short-term demand in wholesale markets due to new vehicle inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic. Finance contract gross profit increased approximately $1.2 million, or 11.5%, due to a 10.4% increase in F&I gross profit per unit, as well as a 1.0% increase in total finance contracts. Service contract gross profit decreased approximately $0.1 million, or 1.7%, due to a 1.6% decrease in gross profit per service contract, as well as a 0.1% decrease in total service contracts. Other aftermarket product contract gross profit increased approximately $0.4 million, or 7.2%, due to a 3.8% increase in total other aftermarket product contracts, as well as a 3.3% increase in gross profit per aftermarket contract.
Same Market EchoPark Segment Used Vehicles and F&I – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Retail used vehicle revenue increased approximately $252.2 million, or 28.4%, driven by a $3,349 per unit, or 16.0%, increase in retail used vehicle revenue per unit, as well as a 10.7% increase in retail used vehicle unit sales. Combined retail used vehicle gross profit and F&I revenue increased approximately $2.4 million, or 3.2%, driven primarily by an approximately $17.9 million, or 18.3%, increase in F&I revenue, offset partially by an approximately $15.5 million, or 68.0%, increase in retail used vehicle gross loss. Total retail used vehicle and F&I gross profit per unit decreased approximately $122 per unit, or 6.9%, due to the increased cost of inventory at wholesale auction as a result of high levels of short-term demand in wholesale markets due to new vehicle inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic. Finance contract gross profit increased approximately $5.2 million, or 19.0%, due to an 11.6% increase in total finance contracts, as well as a 6.6% increase in F&I gross profit per unit. Service contract gross profit increased approximately $4.4 million, or 18.4%, due to a 17.9% increase in total service contracts, as well as a 0.5% increase in gross profit per service contract. Other aftermarket product contract gross profit increased approximately $2.8 million, or 18.5%, due to a 17.1% increase in total other aftermarket product contracts, as well as a 1.3% increase in gross profit per aftermarket contract.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Franchised Dealerships Segment” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same market	$24,186	$7,977	$16,209	203.2%
New markets	8,849	(1)	8,850	NM
Total as reported	$33,035	$7,976	$25,059	314.2%

Total wholesale vehicle gross profit (loss):
Same market	$2,328	$(13)	$2,341	NM
New markets	913	1	912	NM
Total as reported	$3,241	$(12)	$3,253	NM

Total wholesale vehicle unit sales:
Same market	2,226	1,955	271	13.9%
New markets	1,266	—	1,266	NM
Total as reported	3,492	1,955	1,537	78.6%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Total wholesale vehicle revenue:
Same market	$55,275	$18,747	$36,528	194.8%
New markets	18,214	—	18,214	NM
Total as reported	$73,489	$18,747	$54,742	292.0%

Total wholesale vehicle gross profit (loss):
Same market	$4,768	$(157)	$4,925	NM
New markets	1,675	2	1,673	NM
Total as reported	$6,443	$(155)	$6,598	NM

Total wholesale vehicle unit sales:
Same market	6,386	5,174	1,212	23.4%
New markets	2,845	—	2,845	NM
Total as reported	9,231	5,174	4,057	78.4%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$33,035	$7,976	$25,059	314.2%
Gross profit (loss)	$3,241	$(12)	$3,253	NM
Unit sales	3,492	1,955	1,537	78.6%
Revenue per unit	$9,460	$4,080	$5,380	131.9%
Gross profit (loss) per unit	$928	$(6)	$934	NM
Gross profit (loss) as a % of revenue	9.8%	(0.2)%	1,000	bps
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$73,489	$18,747	$54,742	292.0%
Gross profit (loss)	$6,443	$(155)	$6,598	NM
Unit sales	9,231	5,174	4,057	78.4%
Revenue per unit	$7,961	$3,623	$4,338	119.7%
Gross profit (loss) per unit	$698	$(30)	$728	NM
Gross profit (loss) as a % of revenue	8.8%	(0.8)%	960	bps
NM = Not Meaningful

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$24,186	$7,977	$16,209	203.2%
Gross profit (loss)	$2,328	$(13)	$2,341	NM
Unit sales	2,226	1,955	271	13.9%
Revenue per unit	$10,865	$4,080	$6,785	166.3%
Gross profit (loss) per unit	$1,046	$(7)	$1,053	NM
Gross profit (loss) as a % of revenue	9.6%	(0.2)%	980	bps
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$55,275	$18,747	$36,528	194.8%
Gross profit (loss)	$4,768	$(157)	$4,925	NM
Unit sales	6,386	5,174	1,212	23.4%
Revenue per unit	$8,656	$3,623	$5,033	138.9%
Gross profit (loss) per unit	$747	$(30)	$777	NM
Gross profit (loss) as a % of revenue	8.6%	(0.8)%	940	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Same market wholesale vehicle revenue increased 203.2% and same market wholesale vehicle gross profit improved by approximately $2.3 million, due primarily to higher trade-in volume, which drove a 13.9% increase in same market wholesale vehicle unit sales volume and an increase in same market wholesale vehicle gross profit per unit to $1,053 per unit, due to excess demand in the wholesale auction market driving higher average pricing. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from guests.

Same Market EchoPark Segment Wholesale Vehicles – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Same market wholesale vehicle revenue increased 194.8% and same market wholesale vehicle gross profit improved by approximately $4.9 million, due primarily to higher trade-in volume, which drove a 23.4% increase in same market wholesale vehicle unit sales volume and an increase in same market wholesale vehicle gross profit per unit to $777 per unit, due to excess demand in the wholesale auction market driving higher average pricing. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from customers on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a customer’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from guests.
Fixed Operations – EchoPark Segment

Parts, service and collision repair revenues consist of internal, sublet and other work related to preparation and reconditioning performed on vehicles in inventory that are later sold to a third party. When that work is performed by one of our stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet. Our EchoPark-branded stores do not currently perform warranty or customer pay repairs or maintenance work.

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Fixed Operations revenue:
Same market	$11,866	$10,858	$1,008	9.3%
New markets	3,431	36	3,395	NM
Total as reported	$15,297	$10,894	$4,403	40.4%

Fixed Operations gross profit (loss):
Same market	$593	$(168)	$761	453.0%
New markets	(144)	(17)	(127)	(747.1)%
Total as reported	$449	$(185)	$634	342.7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Fixed Operations revenue:
Same market	$33,714	$28,064	$5,650	20.1%
New markets	8,897	69	8,828	NM
Total as reported	$42,611	$28,133	$14,478	51.5%

Total Fixed Operations gross profit (loss):
Same market	$947	$(553)	$1,500	271.2%
New markets	(444)	(16)	(428)	NM
Total as reported	$503	$(569)	$1,072	188.4%
NM = Not Meaningful

Our EchoPark Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue	$15,297	$10,894	$4,403	40.4%
Gross profit (loss)	$449	$(185)	$634	342.7%
Gross profit (loss) as a % of revenue	2.9%	(1.7)%	460	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Reported Fixed Operations:
Revenue	$42,611	$28,133	$14,478	51.5%
Gross profit (loss)	$503	$(569)	$1,072	188.4%
Gross profit (loss) as a % of revenue	1.2%	(2.0)%	320	bps

Our EchoPark Segment same market Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Same market Fixed Operations:
Revenue	$11,866	$10,858	$1,008	9.3%
Gross profit (loss)	$593	$(168)	$761	453.0%
Gross profit (loss) as a % of revenue	5.0%	(1.5)%	650	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Same market Fixed Operations:
Revenue	$33,714	$28,064	$5,650	20.1%
Gross profit (loss)	$947	$(553)	$1,500	271.2%
Gross profit (loss) as a % of revenue	2.8%	(2.0)%	480	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Fixed Operations – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Same market Fixed Operations revenue increased approximately $1.0 million, or 9.3%, primarily related to vehicle reconditioning work on higher levels of inventory.
Same Market EchoPark Segment Fixed Operations – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Same market Fixed Operations revenue increased approximately $5.7 million, or 20.1%, primarily related to vehicle reconditioning work on higher levels of inventory.
Segment Results Summary
In the following tables of financial data, total segment income of the reportable segments is reconciled to consolidated income (loss) from continuing operations before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$1,143,416	$1,098,302	$45,114	4.1%
Used vehicles	750,263	615,565	134,698	21.9%
Wholesale vehicles	64,052	48,526	15,526	32.0%
Parts, service and collision repair	339,930	310,035	29,895	9.6%
Finance, insurance and other, net	111,808	91,035	20,773	22.8%
Franchised Dealerships Segment revenues	$2,409,469	$2,163,463	$246,006	11.4%

EchoPark Segment revenues:
New vehicles	$3,506	$—	$3,506	100.0%
Used vehicles	559,229	330,463	228,766	69.2%
Wholesale vehicles	33,035	7,976	25,059	314.2%
Parts, service and collision repair	15,297	10,894	4,403	40.4%
Finance, insurance and other, net	52,276	35,749	16,527	46.2%
EchoPark Segment revenues	$663,343	$385,082	$278,261	72.3%

Total consolidated revenues	$3,072,812	$2,548,545	$524,267	20.6%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$145,137	$80,460	$64,677	80.4%
EchoPark Segment	(32,887)	239	(33,126)	NM
Total segment income (loss)	$112,250	$80,699	$31,551	39.1%
Impairment charges	—	(26)	26	100.0%
Income (loss) from continuing operations before taxes	$112,250	$80,673	$31,577	39.1%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	48,554	50,297	(1,743)	(3.5)%
EchoPark Segment	21,310	15,127	6,183	40.9%
Total retail new and used vehicle unit sales volume	69,864	65,424	4,440	6.8%
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

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
New vehicles	$3,761,718	$2,957,794	$803,924	27.2%
Used vehicles	2,173,322	1,718,151	455,171	26.5%
Wholesale vehicles	183,212	119,474	63,738	53.3%
Parts, service and collision repair	994,125	886,534	107,591	12.1%
Finance, insurance and other, net	333,394	254,465	78,929	31.0%
Franchised Dealerships Segment revenues	$7,445,771	$5,936,418	$1,509,353	25.4%

EchoPark Segment revenues:
New vehicles	$4,415	$—	$4,415	100.0%
Used vehicles	1,492,964	886,806	606,158	68.4%
Wholesale vehicles	73,489	18,747	54,742	292.0%
Parts, service and collision repair	42,611	28,133	14,478	51.5%
Finance, insurance and other, net	152,606	98,383	54,223	55.1%
EchoPark Segment revenues	$1,766,085	$1,032,069	$734,016	71.1%

Total consolidated revenues	$9,211,856	$6,968,487	$2,243,369	32.2%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$381,094	$138,805	$242,289	174.6%
EchoPark Segment	(45,271)	4,912	(50,183)	NM
Total segment income (loss)	$335,823	$143,717	$192,106	133.7%
Impairment charges (3)	—	(268,859)	268,859	100.0%
Income (loss) from continuing operations before taxes	$335,823	$(125,142)	$460,965	368.4%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	158,400	141,188	17,212	12.2%
EchoPark Segment	62,255	42,320	19,935	47.1%
Total retail new and used vehicle unit sales volume	220,655	183,508	37,147	20.2%
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the nine months ended September 30, 2020, the above amount includes a pre-tax gain on the disposal of a franchised dealership of approximately $3.2 million.
(3)For the nine months ended September 30, 2020, the above amount includes a pre-tax impairment charge of approximately $268.0 million related to adjustments in fair value of goodwill for the Franchised Dealerships Segment as a result of the economic disruptions due to the worldwide spread of COVID-19 which had adversely affected our business, as well as a pre-tax impairment charge of approximately $0.9 million related to the abandonment of certain construction projects within the Franchised Dealerships Segment.

Selling, General and Administrative (“SG&A”) Expenses – Consolidated
Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including gain on disposal of franchises, certain customer-

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
related costs such as gasoline and service loaners, and insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$206,205	$169,097	$(37,108)	(21.9)%
Advertising	16,715	9,455	(7,260)	(76.8)%
Rent	13,781	13,846	65	0.5%
Other	84,672	64,776	(19,896)	(30.7)%
Total SG&A expenses	$321,373	$257,174	$(64,199)	(25.0)%

SG&A expenses as a % of gross profit:
Compensation	43.7%	44.9%	120	bps
Advertising	3.5%	2.5%	(100)	bps
Rent	2.9%	3.7%	80	bps
Other	18.0%	17.2%	(80)	bps
Total SG&A expenses as a % of gross profit	68.1%	68.3%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
SG&A expenses:
Compensation	$608,539	$483,784	$(124,755)	(25.8)%
Advertising	44,229	31,677	(12,552)	(39.6)%
Rent	41,190	40,934	(256)	(0.6)%
Other	237,391	213,293	(24,098)	(11.3)%
Total SG&A expenses	$931,349	$769,688	$(161,661)	(21.0)%

SG&A expenses as a % of gross profit:
Compensation	44.0%	46.8%	280	bps
Advertising	3.2%	3.1%	(10)	bps
Rent	3.0%	4.0%	100	bps
Other	17.1%	20.5%	340	bps
Total SG&A expenses as a % of gross profit	67.3%	74.4%	710	bps

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Overall SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher compensation levels as a result of higher vehicle unit sales volume and higher overall gross profit levels. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, primarily due to increased sales associate productivity during 2021 as well as higher gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, due primarily to changes we made to optimize our marketing spend during the initial months of the pandemic. Rent expense decreased in both dollar amount and as a percentage of gross profit, due primarily to higher levels of gross profit. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, due primarily to higher gross profit levels and reductions in expenses during the third quarter of 2020 as a result of the initial onset of the pandemic.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Overall SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher compensation levels as a result of higher vehicle unit sales volume and higher overall gross profit levels. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, primarily due to increased sales associate productivity during 2021 as well as higher gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, due primarily to a focused marketing strategy. Rent expense increased in dollar amount but decreased as a percentage of gross profit, due primarily to higher levels of gross profit. Other SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, due primarily to higher gross profit levels and increased spending in relation to higher sales as compared to the prior year period.
Impairment Charges – Consolidated
We did not record any impairment charges for the three and nine months ended September 30, 2021. Impairment charges were not significant in the three months ended September 30, 2020, related to real estate assets held for sale at former EchoPark locations. Impairment charges for the nine months ended September 30, 2020 were approximately $268.9 million, primarily related to fair value adjustments to goodwill in our Franchised Dealerships Segment.
Depreciation and Amortization – Consolidated
Depreciation expense increased approximately $2.3 million, or 10.1%, during the three months ended September 30, 2021, and approximately $5.8 million, or 8.6%, during the nine months ended September 30, 2021, due primarily to the opening or acquisition of additional EchoPark stores and construction projects completed and placed in service in our Franchised Dealerships Segment.
Interest Expense, Floor Plan – Consolidated
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Interest expense, floor plan for new vehicles decreased approximately $2.6 million, or 71.9%. The average new vehicle floor plan interest rate was 0.41%, down from 1.29% in the three months ended September 30, 2020, resulting in a decrease in new vehicle floor plan interest expense of approximately $2.1 million. The average new vehicle floor plan notes payable balance decreased approximately $133.7 million, which decreased new vehicle floor plan interest expense by approximately $0.5 million.
Interest expense, floor plan for used vehicles increased approximately $0.9 million, or 61.3%. The average used vehicle floor plan interest rate was 1.64%, down from 1.87% in the three months ended September 30, 2020, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.3 million. The average used vehicle floor plan notes payable balance increased approximately $258.6 million, which increased used vehicle floor plan interest expense by approximately $1.2 million.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Interest expense, floor plan for new vehicles decreased approximately $10.9 million, or 62.0%. The average new vehicle floor plan interest rate was 0.83%, down from 1.87% in the nine months ended September 30, 2020, resulting in a decrease in new vehicle floor plan interest expense of approximately $8.5 million. The average new vehicle floor plan notes payable balance decreased approximately $173.6 million, which decreased new vehicle floor plan interest expense by approximately $2.4 million.
Interest expense, floor plan for used vehicles increased approximately $1.8 million, or 43.2%. The average used vehicle floor plan interest rate was 1.70%, down from 2.13% in the nine months ended September 30, 2020, resulting in a decrease in used vehicle floor plan interest expense of approximately $1.5 million. The average used vehicle floor plan notes payable balance increased approximately $210.9 million, which increased used vehicle floor plan interest expense by approximately $3.4 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Stated/coupon interest	$7,341	$8,347	$1,006	12.1%
Discount/premium amortization	—	260	260	100.0%
Deferred loan cost amortization	685	575	(110)	(19.1)%
Interest rate hedge expense (benefit)	297	68	(229)	(336.8)%
Capitalized interest	(354)	16	370	NM
Interest on finance lease liabilities	1,686	1,330	(356)	(26.8)%
Other interest	162	166	4	2.4%
Total interest expense, other, net	$9,817	$10,762	$945	8.8%

	Nine Months Ended September 30,		Better / (Worse)
	2021	2020	Change	% Change
	(In thousands)
Stated/coupon interest	$22,489	$26,302	$3,813	14.5%
Discount/premium amortization	—	260	260	100.0%
Deferred loan cost amortization	2,343	1,757	(586)	(33.4)%
Interest rate hedge expense (benefit)	1,178	(740)	(1,918)	(259.2)%
Capitalized interest	(1,328)	(528)	800	151.5%
Interest on finance lease liabilities	5,017	4,009	(1,008)	(25.1)%
Other interest	481	463	(18)	(3.9)%
Total interest expense, other, net	$30,180	$31,523	$1,343	4.3%

Interest expense, other, net increased approximately $0.9 million and decreased approximately $1.3 million during the three and nine months ended September 30, 2021, respectively, primarily due to a decrease in outstanding borrowings on our revolving credit facility, lower mortgage debt, increased expense from interest rate hedge instruments, and an increase in interest associated with finance lease liabilities.
Income Taxes
The overall effective tax rate from continuing operations was 24.6% and 24.9% for the three and nine months ended September 30, 2021, respectively, and 25.6% and 13.6% for the three and nine months ended September 30, 2020, respectively. Income tax benefit for the nine months ended September 30, 2020 includes a $55.8 million benefit, including the effect of non-deductible amounts, related to the $268.0 million goodwill impairment charge related to adjustments in fair value of goodwill for the Franchised Dealerships Segment. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2021 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 2021 Notes and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2021, we had approximately $368.2 million of net income and retained earnings free of such restrictions. Cash flows provided by our

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
franchised dealerships and EchoPark stores are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
We had the following liquidity resources available as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$220,082	$170,313
Availability under the 2021 Revolving Credit Facility (1)	224,016	214,672
Availability under the 2019 Mortgage Facility	19,453	11,272
Availability under the 2020 Line of Credit Facility (2)	54,141	56,973
Floor plan deposit balance	100,000	73,180
Total available liquidity resources	$617,692	$526,410
(1)The balance as of December 31, 2020 was under the Company’s prior revolving credit facility, which was replaced by the 2021 Revolving Credit Facility. The availability under the 2021 Revolving Credit Facility as of September 30, 2021 does not include the impact of the 2021 Credit Facility Amendment entered into on October 8, 2021.
(2)Subsequent to September 30, 2021, Sonic terminated the 2020 Line of Credit Facility.
We participate in a program with two of our lender partners wherein we maintain a deposit balance (included in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $100.0 million and $73.2 million as of September 30, 2021 and December 31, 2020, respectively, are classified in other current assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
Floor Plan Facilities
We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 0.87% and 1.42% in the three months ended September 30, 2021 and 2020, respectively, and 1.10% and 1.91% in the nine months ended September 30, 2021 and 2020, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $10.3 million and $10.6 million in manufacturer assistance in the three months ended September 30, 2021 and 2020, respectively, and approximately $35.3 million and $26.8 million in manufacturer assistance in the nine months ended September 30, 2021 and 2020, respectively. We recognized in cost of sales approximately $9.8 million and $10.4 million in manufacturer assistance in the three months ended September 30, 2021 and 2020, respectively, and approximately $32.1 million and $28.0 million in manufacturer assistance in the nine months ended September 30, 2021 and 2020, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the nine months ended September 30, 2021 were approximately $181.8 million, including approximately $122.3 million related to our Franchised Dealerships Segment and approximately $59.5 million related to our EchoPark Segment. Of this amount, approximately $86.1 million was related to facility construction projects, $48.3 million was related to real estate acquisitions and $47.4 million was for other fixed assets utilized in our store operations.
All of the $181.8 million in gross capital expenditures in the nine months ended September 30, 2021 was funded through cash from operations. As of September 30, 2021, commitments for facility construction projects totaled approximately $21.8 million, nearly all of which is expected to be completed in the next 12 months. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. We repurchased approximately 0.5 million and 1.5 million shares of our Class A Common Stock for approximately $24.8 million and $67.0 million during the three and nine months ended September 30, 2021, respectively, in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. During the second quarter of 2021, our Board of Directors increased our share repurchase authorization by $250.0 million. As of September 30, 2021, our total remaining share repurchase authorization was approximately $252.5 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists, and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2021, we had approximately $368.2 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended September 30, 2021, our Board of Directors approved a cash dividend of $0.12 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2021, which was paid on October 15, 2021. Subsequent to September 30, 2021, our Board of Directors approved a cash dividend of $0.12 per share on all outstanding shares of Class A and Class B Common Stock as of December 15, 2021 to be paid on January 14, 2022. Under the 2021 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indenture governing the 6.125% Notes also contains restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2021, we had approximately $368.2 million of net income and retained earnings free of such restrictions. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
Net cash provided by operating activities in the nine months ended September 30, 2021 was approximately $266.4 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventories and a decrease in notes payable – floor plan – trade, offset partially by a decrease in receivables and an increase in trade accounts payable and other liabilities. In the nine months ended September 30, 2020, net cash provided by operating activities was approximately $273.0 million. This provision of cash was comprised primarily of a decrease in inventories and an increase in receivables, offset partially by an increase in notes payable – floor plan – trade.
Net cash used in investing activities in the nine months ended September 30, 2021 was approximately $237.6 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired. Net cash used in investing activities in the nine months ended September 30, 2020 was approximately $61.8 million. This use of cash was comprised primarily of purchases of land, property and equipment.

Net cash provided by financing activities in the nine months ended September 30, 2021 was approximately $21.0 million. This provision of cash was comprised primarily of a net borrowing of notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt. Net cash used in financing activities in the nine months ended September 30, 2020 was approximately $114.6 million. This use of cash was comprised primarily of net repayments of notes payable – floor plan – non-trade and purchases of treasury stock, offset partially by proceeds from the issuance of long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash used in combined trade and non-trade floor plan financing was approximately $428.5 million in the nine months ended September 30, 2021. Net cash used in combined trade and non-trade floor plan financing was approximately $367.0 million in the nine months ended September 30, 2020. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $394.5 million in the nine months ended September 30, 2021 and net cash provided by operating activities of approximately $223.8 million in the nine months ended September 30, 2020.
One factor that management uses to measure cash flow generation or use is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments. That measure is provided and reconciled to the nearest comparable GAAP financial measure in the tables below:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$84,485				$59,818
Provision for income taxes				27,490				20,621
Income (loss) before taxes	$145,138	$(32,888)	$(275)	$111,975	$80,434	$239	$(234)	$80,439
Non-floor plan interest (1)	8,799	333	—	9,132	9,781	147	—	9,928
Depreciation & amortization (2)	21,943	3,980	—	25,923	21,004	2,763	—	23,767
Stock-based compensation expense	3,681	—	—	3,681	3,153	—	—	3,153
Asset impairment charges	—	—	—	—	26	—	—	26
Long-term compensation charges	—	500	—	500	—	—	—	—
Loss (gain) on franchise and real estate disposals	(12)	(423)	—	(435)	(3,388)		—	(3,388)
Adjusted EBITDA (3)	$179,549	$(28,498)	$(275)	$150,776	$111,010	$3,149	$(234)	$113,925
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In thousands)
Net income (loss)				$252,552				$(108,724)
Provision for income taxes				83,512				(17,226)
Income (loss) before taxes	$381,094	$(45,271)	$241	$336,064	$(130,054)	$4,912	$(808)	$(125,950)
Non-floor plan interest (1)	26,821	1,015	—	27,836	28,762	746	—	29,508
Depreciation & amortization (2)	64,593	11,436	—	76,029	61,662	8,229	—	69,891
Stock-based compensation expense	11,155	—	—	11,155	8,551	—	—	8,551
Asset impairment charges	—	—	—	—	268,859	—	—	268,859
Long-term compensation charges	—	1,500	—	1,500	—	—	—	—
Loss (gain) on franchise and real estate disposals	(433)	(432)	—	(865)	(2,271)	—	—	(2,271)
Adjusted EBITDA (3)	$483,230	$(31,752)	$241	$451,719	$235,509	$13,887	$(808)	$248,588
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
Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the 2021 Credit Facilities (or any replacements thereof), the 2019 Mortgage Facility (or any replacements thereof), real estate mortgage financing, and selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
Currently, we do not believe that the effects of the COVID-19 pandemic have materially affected our cost of or access to capital and funding sources, but this could change if the pandemic and its impact on our business worsen. We do not currently anticipate any materially negative changes to our cost of or access to capital over the next 12 months or after.
On October 27, 2021, Sonic issued $1.15 billion aggregate principal amount of 2021 Notes, consisting of $650.0 million aggregate principal amount of 4.625% Notes and $500.0 million aggregate principal amount of 4.875% Notes. The Company intends to use the net proceeds from the offering of the 2021 Notes, together with additional borrowings to (1) fund, if consummated, the Acquisition, (2) pay the redemption price for the 6.125 Notes, (3) pay fees and expenses in connection with the Acquisition and the offering of the 2021 Notes and (4) for general corporate purposes, which may include the acquisition and development of dealerships and related real property and the repayment of outstanding indebtedness.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $4.0 million and $25.0 million at September 30, 2021 and December 31, 2020, respectively. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2021.
We also guarantee the floor plan commitments of our 50%-owned joint venture, the amount of which was approximately $4.3 million at both September 30, 2021 and December 31, 2020.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of our interest rate caps (see below), was approximately $879.7 million at September 30, 2021. An increase in interest rates of 100 basis points would have caused a change in interest expense of approximately $14.7 million in the nine months ended September 30, 2021. Of the total change in interest expense, approximately $12.9 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the nine months ended September 30, 2021 due to the leases containing LIBOR floors which were above the LIBOR rate during the nine months ended September 30, 2021.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Changes in customer demand towards fuel efficient vehicles and electric vehicles, and resulting shifts by manufacturers to meet demand, could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.

Variability in customer behavior, including due to volatile fuel prices and initiatives to increase the use of fuel efficient and electric vehicles, has affected and may continue to affect purchases of new and used vehicles. Manufacturers have also announced increased production focus on the manufacture of fuel efficient and electric vehicles. The rate at which our customers will continue to demand fuel efficient and electric vehicles, as well as the ability of manufacturers to accurately predict and meet such demand, is dependent on various factors. The inability of manufacturers to produce fuel efficient and electric vehicles that meet customer demand, or our inability to maintain adequate vehicle inventories to meet demand or tailor our selling plans to meet fluctuations in demand for these vehicles, could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.

Certain fuel efficient and electric vehicles generally require less frequent or less costly maintenance and repairs than traditional combustion engine vehicles due to their mechanical features. In addition, advances in technology by manufacturers and their suppliers and their continued research and development investments with respect to fuel efficient and electric vehicles have contributed to an increase in the overall durability and efficiency of vehicles. The effects of increased adoption of fuel-efficient and electric vehicles are uncertain and may include reduced maintenance and repairs revenues, changes in

SONIC AUTOMOTIVE, INC.
manufacturer warranties and complimentary maintenance programs from which we realize parts, service and collision repair revenues, and changes in the level of sales or profitability of certain warranty and maintenance products we offer our customers. To the extent that the adoption of fuel efficient and electric vehicles increases rapidly or such vehicles comprise a significant percentage of new or used vehicles being sold nationwide, we may experience a disruption in our parts, service and repair revenues or revenues from certain warranty and maintenance products that we sell, any of which could have a material adverse effect on our overall business and results of operations.

SONIC AUTOMOTIVE, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended September 30, 2021.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
July 2021	270	$44.74	270	$277,249
August 2021	248,684	$49.73	248,684	$264,905
September 2021	251,034	$49.69	251,034	$252,472
Total	499,988		499,988

(1)On July 31, 2020 and April 29, 2021, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In thousands)
July 2020 authorization	$60,000
April 2021 authorization	250,000
Total active program repurchases prior to September 30, 2021	(57,528)
Current remaining availability as of September 30, 2021	$252,472

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.
Item 6. Exhibits.

Exhibit No.	Description

2.1+
Agreement and Plan of Merger, dated as of September 17, 2021, by and among Sonic Automotive, Inc., RFJMS, Inc., RFJ Auto Partners, Inc. and The Resolute Fund III, L.P., as the equityholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed September 22, 2021 (File No. 001-13395)).

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

4.1
Indenture, dated as of October 27, 2021, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395))

4.2	Form of 4.625% Senior Note due 2029 (included in Exhibit 4.1). (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395))
4.3
Indenture, dated as of October 27, 2021, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395))

4.4	Form of 4.875% Senior Note due 2031 (included in Exhibit 4.3). (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395))
10.1
Amendment No. 1 to Fifth Amended, Restated and Consolidated Credit Agreement, dated as of October 8, 2021, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle swing line lender, used vehicle swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 13, 2021 (File No. 001-13395)).

10.2
Third Amendment to Credit Agreement, dated as of October 11, 2021, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 13, 2021 (File No. 001-13395)).

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
_______________________________
*Filed herewith.

SONIC AUTOMOTIVE, INC.
**Furnished herewith.
+ Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sonic agrees to furnish supplementally copies of any of the omitted schedules (or similar attachments) to the Securities and Exchange Commission or the Securities and Exchange Commission staff upon request.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

October 28, 2021	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

October 28, 2021	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer