Form 10-K
period 2021-12-31
SONIC AUTOMOTIVE INC
filed 2022-02-25
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________

FORM 10-K
___________________________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.2 billion based upon the closing sales price of the registrant’s Class A Common Stock on June 30, 2021 of $44.74 per share. The registrant has no non-voting common equity.
As of February 23, 2022, there were 28,186,083 shares of Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws, including any change in laws or regulations in response to the COVID-19 pandemic;
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
•general economic conditions in the markets in which we operate, including fluctuations in interest rates, inflation, vehicle valuations, employment levels, the level of consumer spending and consumer credit availability;
•high levels of competition in the retail automotive industry, which not only create pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;
•our ability to successfully integrate potential future acquisitions;
•the significant control that our principal stockholders exercise over us and our business matters;
•the rate and timing of overall economic expansion or contraction; and
•the severity and duration of the COVID-19 pandemic and the actions taken by vehicle manufacturers, governmental authorities, businesses or consumers in response to the pandemic, including in response to a worsening or “next wave” of the pandemic as a result of new variants of the virus or otherwise.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

SONIC AUTOMOTIVE, INC.
PART I
Item 1.  Business.
Sonic Automotive, Inc. was incorporated in Delaware in 1997. References to “Sonic,” the “Company,” “we,” “us” or “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries. We are one of the largest automotive retailers in the United States (the “U.S.”) (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2021: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2021, we operated 110 stores in the Franchised Dealerships Segment and 46 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 140 new vehicle franchises (representing 28 different brands of cars and light trucks) and 17 collision repair centers in 17 states.
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
Acquisition of RFJ Auto
On December 6, 2021, Sonic completed the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (collectively, “RFJ Auto”).
In connection with the acquisition of RFJ Auto (the “RFJ Acquisition”), Sonic acquired, 33 automotive retail locations in seven states and a portfolio of 16 automotive brands. Beginning on December 6, 2021, the results of our Franchised Dealerships Segment include 22 stores acquired in the RFJ Acquisition and our EchoPark Segment include 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition. The aggregate consideration for the RFJ Acquisition was approximately $950.2 million, of which approximately $222.4 million was funded from borrowings under Sonic’s new and used vehicle floor plan credit facilities. The consideration for the RFJ Acquisition is subject to customary post-close adjustments.
Impact of COVID-19
The COVID-19 pandemic began negatively impacting the global economy in the first quarter of 2020 and continued to affect the global economy and supply chain throughout 2021. The pandemic has affected both consumer behavior and preferences, including by increasing demand for vehicles, and impacted manufacturers ability to meet demand. In 2021, the federal government enacted additional COVID-19 relief and spending measures which, coinciding with a period of low interest rates, had a significant impact on household purchases of durable goods such as vehicles.
This broader economic backdrop resulting from the COVID-19 pandemic continued to impact our business and operations in 2021. As a result of the pandemic and related restrictions on commercial activity, we transitioned many of our teammates to remote work arrangements. In situations where a teammate’s role did not permit remote work (e.g., service repair technicians), we implemented staggered work hours, social distancing and other safety measures to promote the health and safety of our teammates and guests.
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. As of December 31, 2021, our stores remain subject to both external and self-imposed health and safety policies and practices that may affect the way we sell vehicles and interact with our guests in the future. State and local governmental restrictions on consumer and business activity may be tightened again if conditions related to the pandemic worsen as a result of future coronavirus variants.

The global automotive supply chain in 2021 experienced significant disruptions, primarily related to the production of semiconductors that are used in many components of new vehicles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing is operating at lower than expected production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand, a period of low interest rates and record levels of consumer savings, have led to a low new and used vehicle inventory and a high new and used vehicle pricing environment, which drove lower than expected retail new vehicle unit sales volume in 2021. While we believe that new vehicle and parts production levels should begin to improve in the first half of 2022, there is a

SONIC AUTOMOTIVE, INC.
risk that new vehicle, used vehicle and certain parts inventory levels remain at a low level or worsen, which could adversely impact our revenues and other financial results.

Our Business

The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2021:

SONIC AUTOMOTIVE, INC.
As of December 31, 2021, we operated in the following states:

Market	Number of Stores in Franchised Dealerships Segment (1)	Number of Stores in EchoPark Segment (2)	Percent of 2021 Total Revenue
Texas	27	7	27.7%
California	19	1	24.5%
Colorado	7	3	8.8%
Tennessee	10	3	7.9%
Florida	9	2	6.6%
Alabama	10	2	5.5%
Georgia	4	3	4.3%
North Carolina	4	2	4.0%
Maryland	3	2	2.2%
South Carolina	2	2	1.8%
Virginia	1	—	1.7%
Nevada	2	1	1.6%
New York	—	2	0.7%
Idaho	3	1	0.7%
Indiana	3	—	0.6%
Arizona	—	1	0.5%
Missouri	3	—	0.1%
New Mexico	2	—	0.1%
Louisiana	—	2	0.1%
Utah	—	1	0.1%
Kentucky	—	1	—%
Washington	1	9	—%
Montana	—	1	—%
Disposed stores and holding companies	—	—	0.5%
Total	110	46	100.0%
(1)Includes 22 franchised dealerships acquired in the RFJ Acquisition in December 2021.
(2)Includes 35 EchoPark stores, in addition to 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021.
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
Reportable Segments
As of December 31, 2021, we had two reportable segments: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. The Franchised Dealerships Segment is comprised of retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products. The EchoPark Segment is comprised of pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us.

SONIC AUTOMOTIVE, INC.
In 2021, EchoPark Segment revenue represented approximately 18.9% of total revenue, up from 14.5% in 2020. See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our two reportable segments.
Unless otherwise noted, the following discussion of our business is presented on a consolidated basis.
Business Strategy
Execute Our EchoPark Expansion Plan. We have developed a diversified business model by augmenting our manufacturer-franchised dealership operations with our EchoPark pre-owned vehicle specialty retail business. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs) and offers consumers a modern guest experience and a wide selection of quality pre-owned vehicle inventory at low prices. Sales operations for EchoPark began in the fourth quarter of 2014, and, as of December 31, 2021, we operated 46 EchoPark stores in 16 states including 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021. Under our current EchoPark growth plan, we plan to open 20 to 25 additional EchoPark stores annually through 2025 as we build out a nationwide EchoPark distribution network expected to reach 90% of the U.S. population by 2025.
Expand Our Omnichannel Capabilities. Automotive consumers have become increasingly more comfortable using technology to research their vehicle buying alternatives, communicate with store personnel, and complete a portion or all of a vehicle purchase online. The internet presents a marketing, advertising and sales channel that we will continue to utilize to drive value for our stores and enhance the guest experience. Our existing platforms give us the ability to leverage new technology to integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our guests. These platforms also allow us to market all of our products and services to a national audience and, at the same time, support the local market penetration of our individual stores. We believe that the ongoing development of our e-commerce platform will drive incremental revenues and an improved guest experience in the future.
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
Maintain Diverse Revenue Streams. We have multiple diverse revenue streams among our two operating segments. In addition to new vehicle sales, our revenue sources include used vehicle sales (including through our EchoPark segment), which we believe are less sensitive to economic cycles and other factors that may affect new vehicle sales. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and generally are not as sensitive to economic conditions as new or used vehicle sales. We also offer guests assistance in obtaining financing and a range of automobile-related warranty, aftermarket and insurance products.

SONIC AUTOMOTIVE, INC.
Manage Our Portfolio. Our long-term growth and acquisition strategy is primarily focused on acquiring desirable businesses in markets that meet certain strategic criteria for population growth and vehicle registration rates, among other considerations. A majority of our franchised dealerships are either luxury or mid-line import brands. For 2021, approximately 88.1% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels than other brand categories. We actively evaluate acquisition opportunities and other strategic transactions that we believe will strengthen our portfolio.
The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand	2021	2020	2019
Luxury:
BMW	26.3%	24.4%	24.0%
Mercedes	12.4%	12.9%	12.1%
Audi	6.4%	6.5%	6.9%
Lexus	5.0%	4.9%	4.9%
Land Rover	3.8%	4.9%	4.3%
Porsche	3.8%	3.6%	2.8%
Cadillac	2.3%	2.3%	2.3%
MINI	1.1%	1.1%	1.3%
Other luxury (1)	2.5%	2.6%	2.7%
Total Luxury	63.6%	63.2%	61.3%
Mid-line Import:
Honda	13.0%	13.5%	15.3%
Toyota	8.2%	9.0%	9.7%
Volkswagen	1.6%	1.0%	1.4%
Hyundai	0.9%	1.0%	1.5%
Other imports (2)	0.8%	0.5%	1.2%
Total Mid-line Import	24.5%	25.0%	29.1%
Domestic:
Ford	6.2%	6.0%	4.9%
General Motors (3)	4.6%	5.8%	4.7%
Chrysler Dodge Jeep RAM	1.1%	—%	—%
Total Domestic	11.9%	11.8%	9.6%
Total	100.0%	100.0%	100.0%
(1)Includes Acura, Alfa Romeo, Infiniti, Jaguar, Maserati and Volvo.
(2)Includes Mazda, Nissan and Subaru.
(3)Includes Buick, Chevrolet and GMC.

Increase Sales of Higher-Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:
Finance, Insurance and Other Aftermarket Products. Each sale of a new or used vehicle gives us an opportunity to provide our guests with financing and insurance options and earn financing fees and insurance and other aftermarket product commissions. We also offer our guests the opportunity to purchase extended warranties, service contracts and other aftermarket products from third-party providers whereby we earn a commission for arranging the contract sale. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, extended warranties, service contracts and insurance products to our guests. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at all of our stores.
Parts, Service and Collision Repair. Each of our franchised dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our

SONIC AUTOMOTIVE, INC.
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
Many automobile manufacturers have developed and implemented policies regarding public ownership of dealerships, which include the ability to force the sale of their respective franchises and deny transfer approval requests:
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
To the extent that new or amended manufacturer policies restrict the number of dealerships that may be owned by a dealership group or the transferability of our common stock, such policies could have a material adverse effect on us. We believe that we will continue to be able to renew at expiration all of our existing franchise and dealer agreements.
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
In addition, each of the states in which our dealerships currently do business requires manufacturers or distributors to show “good cause” for terminating or failing to renew a dealer’s franchise or dealer agreement. Further, each of these states provides some method for dealers to challenge manufacturer attempts to establish dealerships of the same brand in their relevant market area.

SONIC AUTOMOTIVE, INC.
While in any individual period conditions may vary, historically we have acquired a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, in addition to third-party vehicle auctions. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental car companies. The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and automotive auctions. During 2021, low levels of new and used vehicle inventory resulted in higher demand for used vehicle inventory by dealers, wholesalers and consumers, which drove significant increases in the cost to acquire used vehicle inventory and generally lower levels of salable used vehicle inventory. According to industry sources, there were approximately 280.0 million light vehicles in operation in the U.S. as of December 31, 2021. During calendar year 2021, approximately 15.0 million new cars and 40.8 million used cars were sold at retail, many of which were accompanied by trade-ins that could then be resold as used vehicles. Notwithstanding the challenges to new and used vehicle supply experienced in 2021, we continue to believe that sources of used vehicles will continue to be sufficient to meet our current and future needs based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs.
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
We believe that the principal competitive factors in vehicle sales are the location of stores, the ability of stores to offer an attractive selection of the most popular vehicles at competitive market pricing (including the effect of applicable manufacturer rebates, below-market financing from manufacturers or their captive finance subsidiaries, and other special offers), the successful interplay between the digital and physical aspects of car buying, the marketing campaigns conducted by manufacturers and the quality of services and guest experience at our stores. In particular, pricing has become more important as a result of well-informed customers using a variety of sources available on the internet to determine current retail market prices. Other competitive factors include customer preference for makes of automobiles, vehicle brand reputation, and coverage under manufacturer warranties.
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
In arranging or providing financing for our guests’ vehicle purchases, we compete with a broad range of financial institutions outside of our preferred lender network. In addition, certain financial institutions are now offering financing and other F&I products directly to consumers through the internet. We believe that the principal competitive factors in providing financing are convenience, interest rates and contract terms.
Our operating results depend, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. Conditions and competitive pressures affecting the markets in which we operate, such as price-cutting by dealers in these areas, or in any new markets we enter, could adversely affect our results, even though the retail automotive industry as a whole might not be significantly affected.
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

SONIC AUTOMOTIVE, INC.
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
Starting in 2020, the COVID-19 pandemic led to widespread disruptions to travel and economic activity, including the retail automotive industry. Governmental orders were issued in response to the pandemic and have varied by locality and severity through the duration of the pandemic. Several measures were implemented by various governmental entities in response to the pandemic and our stores remain subject to certain health and safety policies and practices that may affect the way our business operates and how we interact with guests. As of December 31, 2021, most of such restrictions in our key geographic markets have been relaxed; however, our stores remain subject to both external and self-imposed health and safety policies and practices that may affect the way we sell vehicles and interact with our guests in the future. These restrictions may be tightened again if conditions relating to the pandemic worsen, including as a result of future coronavirus variants.
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

Name	Age	Position(s) with Sonic
O. Bruton Smith	94	Executive Chairman and Director
David Bruton Smith	47	Chief Executive Officer and Director
Jeff Dyke	54	President and Director
Heath R. Byrd	55	Executive Vice President and Chief Financial Officer
O. Bruton Smith is the Founder of Sonic and has served as its Executive Chairman since July 2015. Prior to his election as Executive Chairman, Mr. Smith had served as Chairman and Chief Executive Officer of the Company since its organization in January 1997. Mr. Smith has also served as a director of Sonic since its organization in January 1997. Mr. Smith is also a director of many of Sonic’s subsidiaries. Mr. Smith has worked in the retail automotive industry since 1966. Mr. Smith is also the Executive Chairman and a director of Speedway Motorsports, LLC f/k/a Speedway Motorsports, Inc. (“Speedway Motorsports”), which is controlled by Mr. Smith and his family. Speedway Motorsports was a public company until September 2019 and its shares were traded on the New York Stock Exchange (the “NYSE”). Among other things, Speedway Motorsports owns and operates the following speedways: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Dover Motor Speedway, Kentucky Speedway, Las Vegas Motor Speedway, Nashville Speedway, New Hampshire Motor

SONIC AUTOMOTIVE, INC.
Speedway, Sonoma Raceway, Texas Motor Speedway and Nashville Superspeedway. Mr. Smith is also a director of most of Speedway Motorsports’ operating subsidiaries and a director and an officer of Sonic Financial Corporation (“SFC”), the largest stockholder of Sonic. He is the father of Mr. David Bruton Smith and Mr. Marcus G. Smith, a director and a greater than 10% beneficial owner of Sonic.
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
Heath R. Byrd has served as Sonic’s Executive Vice President and Chief Financial Officer since April 2013. Mr. Byrd was previously a Vice President and Sonic’s Chief Information Officer from December 2007 to March 2013 and has served our organization since 2007. Prior to joining Sonic, Mr. Byrd served in a variety of management positions at HR America, Inc., a workforce management firm that provided customized human resource and workforce development through co-sourcing arrangements, including as a director, as President and Chief Operating Officer and as Chief Financial Officer and Chief Information Officer. Prior to HR America, Mr. Byrd served as a Manager in the Management Consulting Division of Ernst & Young LLP.
Human Capital Resources
As of December 31, 2021, we employed approximately 10,200 associates, or teammates, with whom we strive to maintain good relationships, which benefit both our Company and our teammates. Approximately 200 of our associates, primarily service technicians in northern California, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.
We believe our teammates are key to achieving our business objectives. During the COVID-19 pandemic, we experienced restrictions on permitted occupancy or brief closures at many of our locations. At the beginning of the COVID-19 pandemic, we implemented protocols designed to protect the health and safety of our teammates and guests. These protocols, which remain in place, meet or exceed the Centers for Disease Control and Prevention guidelines and, where applicable, state mandates. Prior to, or upon returning to work, our teammates were trained on the protocols designed to protect the health and safety of our teammates and guests.
As we manage our workforce, we focus on associate satisfaction, turnover and training. We benchmark our compensation practices and benefits programs against those of comparable companies and in the geographic areas where our operations are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. In September 2021, we also established an hourly minimum wage of $15 per hour for all hourly employees company-wide. Our notable health, welfare, retirement and training benefits include:

•Company-subsidized health insurance;
•401(k) plan with Company matching contributions;
•Company-wide $15 per hour minimum wage for all hourly employees;

SONIC AUTOMOTIVE, INC.
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
Our ability to make acquisitions, execute our growth strategy for our EchoPark business and grow organically may be restricted by our ability to obtain capital, the terms of the instruments governing our long-term debt and the need to obtain consent from manufacturers.
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
The amount of capital presently available to us is limited to the liquidity available under our existing debt agreements and cash flows generated through operating activities. Pursuant to the 2021 Credit Facilities (as defined below), we are restricted from making dealership acquisitions without lender consent in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts. Our ability to obtain additional sources of financing may be limited by the fact that substantially all of the assets of our dealerships are pledged to secure the indebtedness under the 2021 Credit Facilities and the Silo Floor Plan Facilities (as defined below). These pledges may impede our ability to borrow from other sources. Our pace and scale of growing our EchoPark business may be limited in the event other sources of capital are unavailable.
In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory under the 2021 Floor Plan Facilities (as defined below) or the Silo Floor Plan Facilities (collectively, “Floor Plan Financing”). Floor Plan Financing arrangements allow us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain Floor Plan Financing or obtain consents to assume existing floor plan notes payable in connection with our acquisition of dealerships. In the event that we are unable to obtain such financing, our ability to complete dealership acquisitions could be limited.
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
We may not adequately anticipate all of the demands that growth through strategic acquisitions or brand development will impose or be able to determine the actual financial condition of dealerships we acquire until after we complete the acquisition and take control of the dealerships. Failure to effectively integrate acquired businesses with our existing operations could adversely affect our future operating results.
Our future operating results depend on our ability to integrate the operations of acquired businesses with our existing operations. Our growth strategy has focused on the pursuit of strategic acquisitions or brand development that either expand or

SONIC AUTOMOTIVE, INC.
RISK FACTORS

complement our business. We face risks growing through acquisitions or expansion. These risks include, but are not limited to: incurring significantly higher capital expenditures and operating expenses; failing to assimilate the operations and personnel of acquired dealerships; entering new markets with which we are unfamiliar; incurring potential undiscovered liabilities and operational difficulties at acquired dealerships; disrupting our ongoing business; diverting our management resources; failing to maintain uniform standards, controls and policies; impairing relationships with employees, manufacturers and customers as a result of changes in management; the challenge of retaining or attracting appropriate dealership management personnel; incurring increased expenses for accounting and computer systems, as well as integration difficulties; failing to obtain a manufacturer’s consent to the acquisition of one or more of its franchises or to renew the franchise or dealer agreement on terms acceptable to us; and incorrectly valuing entities to be acquired or assessing markets entered.
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
The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from widespread public health crises, natural disasters, adverse weather and other events may affect the flow of new vehicle or parts inventory to us or our manufacturing partners. Beginning in 2020, the worldwide spread of COVID-19 led to widespread reductions in travel and economic activity, including automobile manufacturing and supply chain disruptions and production delays. These supply chain disruptions and production delays continued in 2021 and significantly impacted the supply of new vehicles, parts and accessories that we sell. In addition, these disruption and delays led to low new and used vehicle inventory levels through much of 2021, which led to fluctuations in the sales prices and costs to acquire new and used vehicles. We expect that low levels of inventory due to supply chain disruptions and production delays will improve as early as the first half of 2022. The extent to which these supply chain disruptions and production delays, as well as other effects of the COVID-19 pandemic may continue to adversely impact our business depends on the severity and duration of the pandemic, including new variants, and the effectiveness of actions taken globally to contain or mitigate its effects, including governmental orders issued in response to any future developments, which are highly uncertain and unpredictable. Any resulting operational or financial impact cannot be reasonably estimated at this time, but may materially adversely affect our business, financial condition, results of operations and cash flows. We also cannot reasonably predict the timing or magnitude of impacts to our business due to any economic recession or depression that may develop as the COVID-19 pandemic continues or that is attributable to related economic factors, including higher inflation or increases in interest rates.
Our facilities and operations are subject to extensive governmental laws and regulations. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations or if new laws or regulations are enacted that adversely affect our operations, then our business, operating results, financial condition, cash flows and prospects could suffer.
The retail automotive industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and sales of finance, insurance and vehicle protection products at our dealerships and stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines and penalties. We devote significant resources to comply with applicable federal, state and local regulation of health, safety,

SONIC AUTOMOTIVE, INC.
RISK FACTORS

environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, operating results, financial condition, cash flows and prospects.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the U.S. Federal Reserve with broad regulatory powers and limited oversight from the U.S. Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act has led to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. The CFPB has recommended that financial institutions under its jurisdiction take steps to ensure compliance with the Equal Credit Opportunity Act, which may include imposing controls on discretionary markup of wholesale rates offered by financial institutions (“dealer markup”), monitoring and addressing the effects of dealer markup policies and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers.
Increasing competition among automotive retailers and the use of the internet reduces our profit margins on vehicle sales and related businesses.
Automotive retailing is a highly competitive business. Our competitors include publicly and privately owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes and models of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. We typically rely on advertising, merchandising, sales expertise, customer service reputation and dealership location to sell new vehicles. In addition, our F&I business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to competition from various financial institutions and other third parties. Our revenues and profitability could be materially adversely affected if certain state dealer franchise laws are relaxed to permit manufacturers to enter the retail market directly.
Moreover, consumers are using the internet to compare pricing for vehicles and related F&I services, which may further reduce margins for new and used vehicles and profits for related F&I services. Governmental and self-imposed restrictions during the COVID-19 pandemic limited in-person contact at vehicle dealerships and resulted in enhanced internet-based contact for new and used vehicle sales. If internet-based new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other dealership groups have aligned themselves with services offered on the internet or are investing heavily in the development of their own internet sales capabilities, which could materially adversely affect our business, financial condition and results of operations.
Challenges to the business model of our franchised dealerships from manufacturers and the effect of companies entering into the automotive space may affect our ability to grow or maintain the business over the long term.
Large and well-capitalized technology-focused companies have continued to enter into the automotive space in recent years. Companies including, but not limited to, Amazon, Apple, Google, Lyft, Tesla and Uber may challenge the existing automotive manufacturing, retail sales, maintenance and repair, and transportation models. For example, Tesla has been challenging state dealer franchise laws in many states with mixed results, but it has achieved success with new vehicle sales business model and its vehicles have been accepted by many consumers, even in states where dealer franchise laws appear to preclude Tesla vehicle sales. In addition, other manufacturers whose new vehicles we sell have recently announced their intentions to implement an “agency” model of direct manufacturer to consumer sales in certain European markets. Although the long-term impact of the participation of vehicle manufacturers in direct sales is undetermined, these other large technology-based companies may continue to change consumers’ view on how automobiles should be manufactured, equipped, retailed, maintained and utilized in the future. Because these companies have the ability to connect with each individual consumer easily through their existing or future technology platforms, we may ultimately be at a competitive disadvantage in marketing, selling, financing and servicing vehicles. In addition, certain automobile manufacturers have expressed interest in or begun selling directly to customers. The franchised dealer’s participation in that potential future transaction type is unclear and our operations and financial results may be negatively impacted if the role of franchised dealers diminishes.

SONIC AUTOMOTIVE, INC.
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
Further, manufacturers typically allocate their vehicles among dealerships based on the sales history of each dealership. Supplies of popular new vehicles may be limited by the applicable manufacturer’s production capabilities. Popular new vehicles that are in limited supply typically produce the highest profit margins. We depend on manufacturers to provide us with a desirable mix of popular new vehicles. In addition, supply chain disruptions and production delays for new vehicles experienced in 2021 and so far in 2022 have directly impacted new vehicle inventories and sales. Further disruptions and delays could impact new vehicle inventory levels and demand for particular vehicles. Our operating results may be materially adversely affected if we do not obtain a sufficient supply of these vehicles on a timely basis.

Our business is dependent upon access to quality sources of used vehicle inventory. Our business sales and results of operations could be materially adversely affected by obstacles that prevent the efficient acquisition and liquidation of used vehicle inventory.
A reduction in the availability of, or access to, sources of desirable, high-quality used vehicle inventory could have a material adverse effect on our business, sales and results of operations at all of our locations. Although the supply of desirable, high-quality used vehicle inventory has not historically been a material issue, in 2021, we experienced record low used vehicle inventory levels, which led to an increase in the cost to acquire high-quality used vehicle inventory. We expect that used vehicle inventory levels will remain low until late 2022. To the extent that used vehicle inventory levels remain low and the costs to acquire high-quality inventory remain high, we may experience decreased sales volume and margins on sales of our used vehicle inventory, which may have a material negative impact on our business, results of operations and profitability, particularly in the EchoPark Segment.
We obtain a significant percentage of our used vehicle inventory through our proprietary appraisal system as this sourcing outlet is generally more profitable and more convenient for our guests and potential guests. A significant portion of our used vehicle inventory is sourced through trade-ins for purchases of new vehicles, which remain limited in supply. Accordingly, if we fail to make appraisal offers in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire used vehicle inventory and increase the risk of loss of business to our competitors. Loss of sale, involving trades and insufficient levels of inventory, could also force us to purchase a greater percentage of used vehicle inventory from third-party auctions, which is generally less profitable due to high bidding costs and additional costs associated with transporting the acquired used vehicles to our store locations. Our inability to source high-quality used vehicle inventory from third-party auctions could reduce the demand for our used vehicle inventory offerings. See “Increasing competition among automotive retailers and the use of the internet reduces our profit margins on vehicle sales and related businesses” above in this “Item 1A. Risk Factors” for further discussion.
Used vehicle inventory is subject to depreciation risk. Accordingly, if we develop excess inventory, the inability to liquidate such inventory at prices that allow us to meet desirable profit margins or to recover our costs could have a material adverse effect on our results of operations.
A decline of available financing or rising financing costs in the consumer automotive lending market may adversely affect our vehicle unit sales volume.
A significant portion of vehicle buyers finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In the event that interest rates rise, lenders tighten their credit standards or

SONIC AUTOMOTIVE, INC.
RISK FACTORS

there is a decline in the availability of credit in the lending market, the costs of financing could influence consumer buying decisions and the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, revenues and profitability.
Our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably.
A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the U.S. As a result, our operations are subject to risks of importing merchandise, including fluctuations in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, work stoppages, supply chain disruptions or production delays, inflation, increases in interest rates, and general political and socioeconomic conditions in other countries. In addition, armed conflict and increased international political or economic instability may cause disruptions to foreign and domestic supply chains and manufacturing operations—including as a result of economic sanctions imposed by the U.S.—or result in price increases that adversely impact automotive manufacturers or our new vehicle business. The U.S. or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect affordability to consumers of certain new vehicles and reduce demand for certain vehicle makes and models.

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
Certain fuel efficient and electric vehicles generally require less frequent or less costly maintenance and repairs than traditional combustion engine vehicles due to their mechanical features. In addition, advances in technology by manufacturers and their suppliers and their continued research and development investments with respect to fuel efficient and electric vehicles have contributed to an increase in the overall durability and efficiency of vehicles. The effects of increased adoption of fuel-efficient and electric vehicles are uncertain and may include reduced maintenance and repairs revenues, changes in manufacturer warranties and complimentary maintenance programs from which we realize parts, service and collision repair revenues, and changes in the level of sales or profitability of certain warranty and maintenance products we offer our customers. To the extent that the adoption of fuel efficient and electric vehicles increases rapidly or such vehicles comprise a significant percentage of new or used vehicles being sold nationwide, we may experience a disruption in our parts, service and collision repair revenues or revenues from certain warranty and maintenance products that we sell, any of which could have a material adverse effect on our overall business and results of operations.
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
Moreover, manufacturers exercise a great degree of control over the operations of our dealerships through the franchise and dealer agreements. The franchise and dealer agreements govern, among other things, our ability to purchase vehicles from the manufacturer and to sell vehicles to customers. Our franchise and dealer agreements do not grant us the exclusive right to sell a manufacturer's product within a given geographic area. Our revenues or profitability could be materially adversely affected if any of our manufacturers award franchises to others in the same markets where we operate or if existing franchised

SONIC AUTOMOTIVE, INC.
RISK FACTORS

dealers increase their market share in our markets. Each of our franchise or dealer agreements provides for termination or non-renewal for a variety of causes, including certain changes in the financial condition of the dealerships and any unapproved change of ownership or management. Manufacturers may also have a right of first refusal if we seek to sell dealerships.
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
In 2021, certain manufacturers whose new vehicles we sell have announced plans to develop an “agency” model of selling new vehicles in certain European markets, which is intended to facilitate sales directly by the manufacturer to the customer. Under currently proposed agency models, our franchised dealerships would receive a fee or similar compensation for facilitating the sale by the manufacturer of a new vehicle, but the purchased new vehicle would not be held in inventory. The timing and extent of implementation and relative success of agency sales models in European markets is uncertain and difficult to predict. Adoption of this sales model by manufacturers in the geographic markets in which we operate could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Our sales volume and profit margin on each sale may be materially adversely affected if manufacturers reduce or discontinue their incentive programs.
Our dealerships depend on the manufacturers for certain sales incentives or employee pricing promotions, vehicle warranties, customer rebates, new and used vehicle financing incentives, dealer incentives on new vehicles, manufacturer floor plan interest and advertising assistance, and sponsorship of CPO vehicle sales by authorized new vehicle dealers that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely impact vehicle demand and affect our results of operations.
Our sales volume may be materially adversely affected if manufacturer captives change their customer financing programs or are unable to provide floor plan financing.
One of the primary finance sources used by consumers in connection with the purchase of a new or used vehicle is the manufacturer captive finance companies. These captive finance companies rely, to a certain extent, on the public debt markets to provide the capital necessary to support their financing programs. In addition, the captive finance companies will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio or as a result of changes in interest rates. A limitation or reduction of available consumer financing for these or other reasons could affect consumers’ ability to purchase a vehicle and, thus, could have a material adverse effect on our sales volume. Any deterioration of our relationship with the particular manufacturer-affiliated finance source could adversely affect our relationship with the affiliated manufacturer, and vice versa.
Our parts and service sales volume and margins are dependent on manufacturer warranty programs.
Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For 2021, approximately 16.0% of our parts, service and collision repair revenues was for work covered by manufacturer warranties and complimentary maintenance programs. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our parts, service and collision repair sales volume and margins could be adversely affected.
Adverse conditions affecting one or more key manufacturers or lenders may negatively impact our results of operations.
Our results of operations depend on the products, services, and financing and incentive programs offered by major automobile manufacturers and could be negatively impacted by any significant changes to these manufacturers’ financial condition, marketing strategy, vehicle design, production capabilities, management, labor relations or increased labor costs, or negative publicity or reputation impacts concerning a particular manufacturer or vehicle model.
Events such as labor strikes or other disruptions in production, including those caused by natural disasters, that may adversely affect a manufacturer may also adversely affect us. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled due to recently experienced supply chain disruptions or otherwise, which may occur during critical periods of new product introductions, could limit sales of those vehicles during those periods. We experienced such delays in 2021 and expect such delays to improve in the first half of 2022. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect our ability to sell their automobiles and, as a result, significantly and detrimentally affect our business and results of operations.
Moreover, our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. We may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy. Consumer demand for such manufacturer’s products could be substantially reduced and such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. In addition, a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case, we may not receive adequate compensation for our franchises and a manufacturer that acts as a lender could attempt to terminate our floor plan financing and demand repayment of any amounts outstanding. We may be unable to arrange financing for our guests for their vehicle purchases and leases through such lender, in which case, we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets and intangible assets related to certain dealerships, which could adversely impact our results of operations and financial condition and our ability to remain in compliance with the financial ratios contained in our debt agreements.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
As of December 31, 2021, our total outstanding indebtedness was approximately $2.8 billion, which includes floor plan notes payable, long-term debt and short-term debt.
We have up to $350.0 million of maximum borrowing availability under an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and up to $2.6 billion of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). As of December 31, 2021, we had approximately $281.4 million available for additional borrowings under the 2021 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors, including eligible asset balances. We are able to borrow under the 2021 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as the 2021 Floor Plan Facilities. We have up to $112.2 million of maximum borrowing commitment under our delayed draw-term loan credit agreement entered into in November 2019 (the “2019 Mortgage Facility”), which varies in borrowing limit based on the appraised value of the collateral underlying the 2019 Mortgage Facility. As of December 31, 2021, we had approximately $22.2 million available for additional borrowings under the 2019 Mortgage Facility based on the borrowing base calculation. In addition, our 4.625% Senior Notes due 2029 (the “4.625% Notes”), our 4.875% Senior Notes due 2031 (the “4.875% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
The majority of our dealership properties are subject to long-term operating lease arrangements that commonly have initial terms of 10 to 20 years with renewal options generally ranging from five to 10 years. These operating leases require compliance with financial and operating covenants similar to those under the 2021 Credit Facilities, and require monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements.
Our failure to comply with certain covenants in these agreements could materially adversely affect our ability to access our borrowing capacity, subject us to acceleration of our outstanding debt, result in a cross default on other indebtedness and have a material adverse effect on our ability to continue our business.
We may not have sufficient funds to meet our obligation to repay all or a substantial portion of the outstanding principal amount of our indebtedness when it becomes due.
The instruments that govern our long-term indebtedness contain certain provisions that may cause all or a substantial portion of the outstanding principal amount of our indebtedness to become immediately due and payable. The 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a cross default and acceleration of our repayment obligations under the other agreements or prevent us from borrowing under such other agreements. If a default or cross default were to occur, we may not be able to pay our debts or to borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we

SONIC AUTOMOTIVE, INC.
RISK FACTORS

may be unable to adequately finance our operations because of acceleration and cross-default provisions and the value of our common stock would be materially adversely affected. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements.
Moreover, many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2022 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates.
In addition, upon the occurrence of a change of control (as defined in the indentures governing the 4.625% Notes and the 4.875% Notes), holders of such notes will have the right to require us to purchase all or any part of such holders’ notes at an applicable premium. The events that constitute a change of control under the indentures governing the 4.625% Notes and the 4.875% Notes may also constitute a default under the 2021 Credit Facilities and the 2019 Mortgage Facility. The agreements or instruments governing any future debt that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event.
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
Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions, the regulatory environment and other factors, many of which we are unable to control. Substantially all of our consolidated assets are held by our subsidiaries and substantially all of our consolidated cash flow and net income are generated by our subsidiaries. Accordingly, our cash flow and ability to service debt depend to a substantial degree on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash. We may receive cash from our subsidiaries in the form of dividends, loans or distributions, which we may use to service our debt obligations or for working capital. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt.
Our use of hedging transactions could limit our financial gains or result in financial losses.
To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2021, we had interest rate cap agreements related to a portion of our London InterBank Offered Rate (“LIBOR”)-based variable rate debt to limit our exposure to rising interest rates. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of our interest rate risk as management determines is in our best interests given the cost of such hedging transactions.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

The United Kingdom Financial Conduct Authority (the “FCA”) announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). In March 2020, the ICE Benchmark Administration (“IBA”), LIBOR’s administrator, stated it will cease publication of certain LIBOR rates after December 31, 2021. U.S. Dollar LIBOR rates that do not cease on December 31, 2021 will continue to be published through June 30, 2023. The FCA Announcement and IBA statements create uncertainties surrounding the discontinuation or availability of LIBOR and other financial benchmarks beyond June 2023, and future changes in the rules or methodologies used to calculate benchmarks. As of December 31, 2021, approximately $128.5 million of our outstanding variable-rate mortgage notes payable (excluding the 2019 Mortgage Facility) extend beyond 2022. In addition, certain of our dealership operating lease agreements contain LIBOR-based rent adjustments if LIBOR rises above a specified minimum LIBOR floor. The discontinuation of LIBOR or other benchmarks may have an unpredictable impact on the contractual mechanics of financial contracts (including, but not limited to, interest rates to be paid to or by us), require renegotiation of outstanding financial assets and liabilities, cause significant disruption to financial markets, increase the risk of litigation and/or increase expenses related to the transition to alternative reference rates or benchmarks, among other adverse consequences. Additionally, any transition from current benchmarks may alter the Company’s risk profiles and models, valuation tools, cost of financing and effectiveness of hedging strategies. Reforms to and uncertainty regarding transitions from current benchmarks may adversely affect our business, financial condition and results of operations.
Risks Related to the Ownership of Our Common Stock
Concentration of voting power and anti-takeover provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws, Delaware law and our franchise and dealer agreements may reduce the likelihood of a potential change of control from a third party. At the same time, such voting power concentration also could increase the likelihood of a change of control notwithstanding other factors.
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
The holders of Class B Common Stock (which include Mr. O. Bruton Smith, Sonic’s Executive Chairman and a director, and SFC, an entity Mr. Smith and his family members control) currently hold less than a majority of our outstanding common stock, but a majority of our voting power. As a result, the holders of Class B Common Stock may be able to control fundamental corporate matters and transactions, subject to the above limitations. The concentration of voting power may also discourage, delay or prevent a change of control of us from a third party even if the action was favored by holders of Class A Common Stock. In addition, a sale or transfer of shares by one or more of the holders of Class B Common Stock could result in a change of control or put downward pressure on the market price of our Class A Common Stock. The perception among the public that these sales or transfers will occur could also contribute to a decline in the market price of our Class A Common Stock.
Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under the Sonic Automotive, Inc. 2012 Stock Incentive Plan or the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors and other obligations become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of the Company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity that may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, there may be provisions of our lending arrangements that create an event of default upon a change in control. These agreements, corporate governance documents and laws may have the effect of discouraging, delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Potential conflicts of interest between us and our officers or directors could adversely affect our future performance.
Mr. O. Bruton Smith serves as the Executive Chairman of Speedway Motorsports and is also a director of most of Speedway Motorsports’ operating subsidiaries. Accordingly, we compete with Speedway Motorsports for the management time of Mr. Smith. Further, Mr. Smith, members of his family and certain trusts, the beneficiaries of which are members of the Smith family directly and indirectly control a substantial majority of our voting stock.
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
Our business is heavily dependent on consumer demand and preferences. Retail new vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. Recently, consumer demand for new vehicles has increased due in part to constrained supply due to supply chain disruptions and manufacturing delays, and it is uncertain when new vehicle inventories will stabilize. These cycles are often correlated with changes in overall economic conditions, consumer confidence, the level of discretionary personal income and credit availability. Deterioration in any of

SONIC AUTOMOTIVE, INC.
RISK FACTORS

these conditions from current levels may have a material adverse effect on our retail business, particularly sales of new and used automobiles. In addition, our business may be adversely affected by isolated unfavorable conditions or events in our local markets. Due to the provisions and terms contained in our franchise or dealer agreements or operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties, if permitted at all. In addition, severe or sustained changes in gasoline prices or overall shifts in consumer sentiment toward alternative fuel vehicles may lead to a shift in consumer buying patterns. Availability of preferred models may not exist in sufficient quantities to satisfy consumer demand and allow our stores to meet sales expectations.
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
The U.S. Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require (1) a reduction in emissions of greenhouse gases from motor vehicles; (2) certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources; and (3) monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the U.S. could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.
Employee attrition, the loss of key personnel and limited management and personnel resources could adversely affect our operations and growth.
Our success depends to a significant degree upon the continued contributions of our management team, particularly our Chief Executive Officer, President, other senior management, and sales and service personnel. Additionally, franchise or dealer agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers. We do not have employment agreements with most members of our senior management team, our dealership general managers and other key dealership personnel. Consequently, the loss of the services of one or more of these key employees could have a material adverse effect on our results of operations.
The U.S. labor market experienced substantial tightening in 2021, leading to increased labor costs and, at times, shortages of qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel. The market for qualified employees remains highly competitive, may impact our ability to identify and attract new employees and retain existing employees, and may subject us to increased labor costs during periods, such as was experienced in 2021 and the beginning of 2022, of high inflation and tight labor supply. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our results of operations. In addition, the lack of qualified management or employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.
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
We have invested in internal and external business applications to execute our strategy of employing technology to benefit our business. In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. Moreover, significant technology-related business functions of ours are outsourced. The frequency and severity of cyber-security incidents has increased in recent years and adversely impacted organizations of varying sizes. Although we have attempted to mitigate the cyber-security risk of both our internal and outsourced functions by implementing various cyber-security controls and other security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions.
These cyber-security risks include vulnerability to cyber-attack of our internal or externally hosted business applications; interruption of service or access to systems may affect our ability to deliver vehicles or complete transactions with customers; unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data; disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; and damage to our reputation as a result of a breach in security that could affect the financial security of our customers. Any cyber-security breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties or damage to our reputation, and cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.
We may be subject to substantial withdrawal liability assessments in the future related to a multiemployer pension plan to which certain of our dealerships make contributions pursuant to collective bargaining agreements.
Three of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our three dealership subsidiaries are among approximately 140 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary issued a certification that the AI Pension Plan was in critical status. In conjunction with the AI Pension Plan’s critical status, all participating employers were required to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2021, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2019 and is projected to become insolvent in 2031. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Impairment of our goodwill or other intangible assets could have a material adverse impact on our earnings.
Goodwill is subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill and other intangible assets more thoroughly under the heading “Use of Estimates and Critical Accounting Policies” in “Item 7.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Management’s Discussion and Analysis of Financial Condition and Results of Operations”. A significant amount of our goodwill is related to our franchised dealerships and our acquisitions of dealerships. If we determine that the amount of our goodwill or other intangible assets is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill or other intangible assets are impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill or other intangible assets occurs. As of December 31, 2021, our balance sheet reflected a carrying amount of approximately $416.4 million in goodwill and approximately $480.2 million in other intangible assets, net.

SONIC AUTOMOTIVE, INC.
Item 1B.  Unresolved Staff Comments.
None.

SONIC AUTOMOTIVE, INC.
Item 2.  Properties.
Our principal executive offices are located at a property owned by us at 4401 Colwick Road, Charlotte, North Carolina 28211, and our telephone number at that location is (704) 566-2400.
Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating a potential acquisition is its location. We prefer to acquire dealerships or build dealership facilities located along major thoroughfares, which can be easily visited by prospective guests. For information regarding the states in which we operate and the breakdown of our stores among our Franchised Dealerships Segment and EchoPark Segment, see the discussion under the heading “Our Operations” in “Item 1. Business.”
We lease a significant number of the properties utilized by our dealership operations from affiliates of Capital Automotive Real Estate Services, Inc. and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for the 2021 Credit Facilities, the 2019 Mortgage Facility, or other mortgage financing arrangements. We believe that our facilities are adequate for our current needs.
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
As of February 23, 2022, there were 28,186,083 shares of our Class A Common Stock and 12,029,375 shares of our Class B Common Stock outstanding. As of February 23, 2022, there were 719 record holders of the Class A Common Stock and four record holders of the Class B Common Stock. The closing stock price for the Class A Common Stock on February 23, 2022 was $50.65.
Our Board of Directors issued four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $0.46 per share, $0.40 per share and $0.40 per share during the years ended December 31, 2021, 2020 and 2019, respectively. Subsequent to December 31, 2021, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.25 per share for stockholders of record on March 15, 2022 to be paid on April 15, 2022. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and the heading “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of dividends and for a description of restrictions on the payment of dividends.
Issuer Purchases of Equity Securities
The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except shares and per share data)
October 2021	91,293	$48.89	91,293	$247.9
November 2021	449,127	$48.62	449,127	$226.2
December 2021	—	$—	—	$226.2
Total	540,420		540,420
(1)On February 13, 2017, July 31, 2020 and April 29, 2021, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
April 2021 authorization	$250.0
Total active program repurchases prior to December 31, 2021	(23.8)
Current remaining availability as of December 31, 2021	$226.2
Subsequent to December 31, 2021, we repurchased an additional 500,000 shares of Class A Common Stock at an average price of $48.76, resulting in current remaining availability of approximately $202.0 million.

SONIC AUTOMOTIVE, INC.
Item 6. Reserved

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2021 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”). For comparison and discussion of our results of operations for the year ended December 31, 2020 (“2020”) compared to our results of operations for the year ended December 31, 2019 (“2019”), please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for 2020.
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
Unless otherwise noted, all discussion of increases or decreases are for the year ended December 31, 2021 (“2021”) compared to 2020. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2021: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2021, we operated 110 stores in the Franchised Dealerships Segment and 46 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 140 new vehicle franchises (representing 28 different brands of cars and light trucks) and 17 collision repair centers in 17 states.
The Franchised Dealerships Segment provides comprehensive services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “finance and insurance” or “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges F&I product sales for our guests in pre-owned vehicle specialty retail locations. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs). Sales operations for EchoPark began in the fourth quarter of 2014, and, as of December 31, 2021, we operated 46 EchoPark stores in 16 states, including 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition (as defined below) in December 2021. Under our current EchoPark growth plan, we plan to open 20 to 25 additional EchoPark stores annually through 2025 as we build out a nationwide EchoPark distribution network expected to reach 90% of the U.S. population by 2025.
Executive Summary
Acquisition of RFJ Auto
On December 6, 2021 (the “Closing Date”), Sonic completed the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (collectively, “RFJ Auto”) pursuant to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 17, 2021 by and among Sonic, a subsidiary of Sonic (“Merger Sub”), RFJ Auto and The Resolute Fund III, L.P., solely in its capacity as the representative of RFJ Auto’s equityholders. On the Closing Date, pursuant to the Merger Agreement and upon the terms and subject to the conditions therein, RFJ Auto merged with and into Merger Sub, a wholly owned subsidiary of Sonic, with RFJ Auto surviving the merger and becoming a direct, wholly owned subsidiary of Sonic.
In connection with the acquisition of RFJ Auto (the “RFJ Acquisition”), Sonic acquired , 33 automotive retail locations in seven states and a portfolio of 16 automotive brands. Beginning on the Closing Date, the results of our Franchised

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dealerships Segment include 22 stores acquired in the RFJ Acquisition and our EchoPark Segment include 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition. The aggregate consideration for the RFJ Acquisition was approximately $950.2 million, of which approximately $222.4 million was funded from borrowings under Sonic’s syndicated new and used vehicle floor plan credit facilities. The consideration for the RFJ Acquisition is subject to customary post-close adjustments.
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) unit sales volume was approximately 15.0 million vehicles in 2021, an increase of 3.4%, compared to approximately 14.5 million vehicles in 2020, according to the Power Information Network (“PIN”) from J.D. Power. For 2022, analysts’ industry expectation for the new vehicle seasonally adjusted annual rate of sales (“SAAR”) ranges from 14.5 million vehicles (a 3.3% decrease compared to 2021) to 16.0 million vehicles (an increase of 6.7% compared to 2021). We estimate the 2022 new vehicle SAAR will be between 15.0 million vehicles (flat compared to 2021) and 15.5 million vehicles (an increase of 3.3% compared to 2021). The ongoing effects of the COVID-19 pandemic, changes in consumer confidence, availability of consumer financing, interest rates, additional federal relief spending by the U.S. government, manufacturer inventory production levels, incentive levels from automotive manufacturers, or shifts in level or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2022 new vehicle SAAR to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to PIN from J.D. Power, industry retail new vehicle unit sales volume increased 5.6%, to 13.1 million vehicles, in 2021, from 12.4 million vehicles in 2020.
Impact of COVID-19
The ongoing effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic recovery in 2022, the ongoing pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, especially if the pandemic worsens or the regulatory environment changes in response to the pandemic or as a result of rising interest rates. This may lead to increased asset recovery and valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy have negatively impacted our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. We have also seen a tightening in the supply of new and used vehicles due, in part, to the COVID-19 pandemic, which is likely to continue in 2022. These and other COVID-related factors may adversely impact our revenues, operating income and earnings per share financial measures.
In addition, the global automotive supply chain has been significantly disrupted during the pandemic, primarily related to the production of semiconductors that are used in many components of modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing is operating at lower than usual production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand and record levels of consumer savings, have led to a low new vehicle inventory and a high new and used vehicle pricing environment, which drove lower than expected retail new vehicle unit sales volume in 2021. While we believe that new vehicle and parts production levels should begin to improve in the first half of 2022, there is a risk that new vehicle and certain parts inventory levels remain at a low level or worsen, which could cause actual 2022 new vehicle SAAR to vary from our expectations.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2020 and 2021, including the RFJ Acquisition in December 2021, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for 2021 compared to 2020. The following discussion is on a same store basis (which excludes results from disposed stores), except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
New vehicle revenue increased 16.4% in 2021, primarily driven by a 7.9% increase in new vehicle unit sales volume and a 7.9% increase in new vehicle sales prices. New vehicle gross profit increased 93.1% in 2021, as a result of higher average selling prices. New vehicle gross profit per unit increased $1,991 per unit, or 78.9%, to $4,513 per unit, due primarily to

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
generally increased average selling prices due to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain disruptions and production delays since the onset of the COVID-19 pandemic. As a result of the new vehicle inventory shortages, our new vehicle inventories are near historic lows. Many of our new vehicles are being pre-ordered and delivered to customers shortly after the vehicles arrive at our stores. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 16 days (11 days excluding the effect of the RFJ Acquisition in December 2021, which contributed less than one month of trailing cost of sales to the days’ supply calculation) as of December 31, 2021, compared to 40 days as of December 31, 2020. The level of new vehicle inventory on hand continues to be below our target level as a result of ongoing automotive supply chain disruptions and production delays described above, and while we anticipate that manufacturer production and new vehicle inventory levels will begin to improve in the first half of 2022, we expect that new vehicle inventory levels will remain low throughout 2022.
Retail used vehicle revenue increased 22.6% in 2021, driven by a 19.0% increase in retail used vehicle average sales price and a 3.0% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit increased 42.8% in 2021, due to an increase in retail used vehicle gross profit per unit of $491 per unit, or 38.6%, to $1,763 per unit as a result of higher retail used vehicle sales prices due primarily to the impact of low new vehicle inventory levels on new and used vehicle prices and availability. Wholesale vehicle gross profit (loss) improved by approximately $8.4 million, to gross profit of $7.9 million during 2021, due in part to increased demand in the wholesale auction market as a result of new vehicle inventory shortages, which resulted in higher wholesale vehicle prices for much of 2021. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 42 days (36 days excluding the effect of the RFJ Acquisition in December 2021, which contributed less than one month of trailing cost of sales to the days’ supply calculation) and 30 days as of December 31, 2021 and 2020, respectively.
Fixed Operations revenue increased 12.2% and Fixed Operations gross profit increased 12.9% in 2021 as daily vehicle use and vehicle miles driven began to recover from pandemic-related declines in 2020. Fixed Operations gross margin increased 40 basis points, to 50.2%, in 2021, driven primarily by an increase in customer pay revenue contribution and higher customer pay gross margin.
F&I revenue increased 22.4% in 2021, driven by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $285 per unit, or 16.3%, to $2,034 per unit, in 2021. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines. We believe that we will continue to increase revenue in this area as we refine our processes, train our associates and continue to sell a high volume of retail new and used vehicles at our stores.
EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for 2021 compared to 2020. Reported total EchoPark Segment revenues increased 65.3% in 2021, driven primarily by new store openings, and increases in retail used vehicle unit sales volume and average selling prices. Reported total gross profit increased 30.3% in 2021, due primarily to higher retail used vehicle unit sales volume, offset partially by lower retail used vehicle gross profit per unit as a result of significant fluctuations in wholesale and retail used vehicle prices during the COVID-19 pandemic.
Reported retail used vehicle revenue increased 61.5% and F&I revenue increased 46.6% in 2021, driven primarily by a 36.2% increase in retail used vehicle unit sales volume in 2021. Combined retail used vehicle and F&I gross profit per unit decreased $217 per unit, or 10.9%, to $1,779 per unit in 2021. The decrease in combined retail used vehicle and F&I gross profit per unit was primarily due to higher cost of inventory acquisition as a result of increased demand in the wholesale auction market for much of 2021, partially offset by an increase in F&I product penetration rates.
Wholesale vehicle gross profit (loss) improved by approximately $9.3 million to $9.2 million in 2021, due in part to increased demand in the wholesale auction market as a result of new vehicle inventory shortages, which resulted in higher wholesale vehicle prices for much of 2021. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our used vehicle inventory days’ supply in our EchoPark Segment was approximately 70 days (39 days excluding the acquisition of 11 Northwest Motorsport pre-owned vehicle stores in the RFJ Acquisition in December 2021, which contributed less than one month of trailing cost of sales to the days’ supply calculation) as of December 31, 2021, as compared to 41 days as of December 31, 2020. The elevated level of used vehicle inventory days’ supply as of December 31, 2021 was due primarily to the opening of several new EchoPark stores during 2021, which required additional inventory on

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
hand but were not yet generating retail used vehicle sales at the rate of a more mature store, and the acquisition of 11 Northwest Motorsport pre-owned vehicle stores in the RFJ Acquisition in December 2021.
EchoPark same market total revenues increased 29.9% in 2021, driven primarily by a 6.7% increase in retail used vehicle unit sales volume and an increase in retail used vehicle average selling prices. Same market total gross profit increased 21.9% in 2021, due primarily to an increase in wholesale and retail used vehicle unit sales volume, higher average selling prices and an 8.8% increase in F&I per retail unit.
Results of Operations
The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of operations:

	Percentage of Total Revenues
	Year Ended December 31,
	2021	2020	2019
Revenues:
New vehicles	41.3%	43.8%	46.8%
Used vehicles	39.3%	36.5%	33.4%
Wholesale vehicles	3.0%	2.0%	1.9%
Parts, service and collision repair	11.3%	12.6%	13.3%
Finance, insurance and other, net	5.1%	5.1%	4.6%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	84.6%	85.4%	85.5%
Gross profit	15.4%	14.6%	14.5%
Selling, general and administrative expenses	10.3%	10.5%	10.5%
Impairment charges	—%	2.8%	0.2%
Depreciation and amortization	0.8%	0.9%	0.9%
Operating income	4.3%	0.3%	2.9%
Interest expense, floor plan	0.1%	0.3%	0.5%
Interest expense, other, net	0.4%	0.4%	0.5%
Other income (expense), net	0.1%	0.0%	0.1%
Income (loss) from continuing operations before taxes	3.7%	(0.4)%	1.8%
Provision for income taxes for continuing operations - benefit (expense)	0.9%	0.2%	0.5%
Income (loss) from continuing operations	2.8%	(0.6)%	1.3%

Results of Operations - Consolidated
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2020 and 2021, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
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

Beginning in the middle of March 2020, the COVID-19 pandemic began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. While the majority of these restrictions have been relaxed and consumer demand has rebounded significantly in our key geographic markets, the timing and rate of improvement in demand has not been uniform across the markets in which we operate. Further, disruptions in the automotive supply chain have caused lower than expected levels of vehicle production, which, combined with consumer demand for new vehicles, drove lower than typical levels of new vehicle inventory during 2021. Low levels of new vehicle inventory have resulted in higher average selling prices for new vehicles and we believe had a negative impact on retail new vehicle SAAR for 2021.

Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	13.1	12.4	5.6%
Fleet new vehicle SAAR	1.9	2.1	(9.5)%
Total new vehicle SAAR (2)	15.0	14.5	3.4%
(1) Source: PIN from J.D. Power
(2) Source: Bloomberg Finance L.P., provided by Stephens Inc.

For 2022, analysts’ industry expectation for the new vehicle SAAR ranges from 14.5 million vehicles (a 3.3% decrease compared to 2021) to 16.0 million vehicles (an increase of 6.7% compared to 2021). We estimate the 2022 new vehicle SAAR will be between 15.0 million vehicles (flat compared to 2021) and 15.5 million vehicles (an increase of 3.3% compared to 2021). The ongoing effects of the COVID-19 pandemic, changes in consumer confidence, availability of consumer financing, interest rates, additional federal relief spending by the U.S. government, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in level or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2022 new vehicle SAAR to vary from expectations.
Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Revenue	$5,118.0	$4,281.2	$836.8	19.5%
Gross profit	$461.4	$234.1	$227.3	97.1%
Unit sales	103,486	93,281	10,205	10.9%
Revenue per unit	$49,456	$45,896	$3,560	7.8%
Gross profit per unit	$4,459	$2,510	$1,949	77.6%
Gross profit as a % of revenue	9.0%	5.5%	350	bps
For further analysis of new vehicle results, see the tables and discussion under the heading “New Vehicles - Franchised Dealerships Segment” in the Franchised Dealerships Segment section below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles - Consolidated
Used vehicle revenues are directly affected by a number of factors, including the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at wholesale auction and the availability of consumer credit. As with new vehicles, the COVID-19 pandemic began to adversely impact the retail automotive industry and consequentially also our business operations beginning in the middle of March 2020, by severely impacting the demand portion of our business. State and local governmental authorities in all of the markets in which we currently operate began to put in place various levels of shelter-in-place or stay-at-home orders in the middle of March 2020, which in many cases significantly restricted our business operations and suppressed consumer activity, in particular related to our vehicle sales activities. While the majority of these restrictions have been relaxed and consumer demand has rebounded significantly in our key geographic markets, the timing and rate of improvement in demand has not been uniform across the markets in which we operate.
As a result of low levels of new vehicle inventory and a recovery in demand for used vehicles (both by retail consumers and dealers at wholesale auction), used vehicle prices reached an all-time high during the fourth quarter of 2021. Depending on the mix of inventory sourcing (trade-in versus wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given the current used vehicle environment.
Our consolidated reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported used vehicle:
Revenue	$4,877.2	$3,564.8	$1,312.4	36.8%
Gross profit	$131.9	$106.0	$25.9	24.4%
Unit sales	183,292	159,025	24,267	15.3%
Revenue per unit	$26,609	$22,417	$4,192	18.7%
Gross profit per unit	$720	$667	$53	7.9%
Gross profit as a % of revenue	2.7%	3.0%	(30)	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles - Consolidated
Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since the beginning of the COVID-19 pandemic in March 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as retail used vehicle revenues and related gross profit. During 2021, wholesale vehicle gross profit increased significantly due in part to increased demand in the wholesale auction market as a result of new vehicle inventory shortages, which resulted in higher wholesale vehicle prices for much of 2021. We believe that the current wholesale vehicle price environment is not sustainable in the long-term and expect that wholesale vehicle pricing and related gross profit (loss) may begin to return toward long-term normalized levels in 2022. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$367.2	$197.4	$169.8	86.0%
Gross profit (loss)	$9.8	$(0.9)	$10.7	NM
Unit sales	36,795	32,057	4,738	14.8%
Revenue per unit	$9,980	$6,157	$3823	62.1%
Gross profit (loss) per unit	$266	$(27)	$293	NM
Gross profit (loss) as a % of revenue	2.7%	(0.4)%	310	bps
NM = Not Meaningful
For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment” and “Wholesale Vehicles – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Fixed Operations - Consolidated
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs (manufacturer-paid), wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity (a combination of service bay count and technician availability), vehicle quality, manufacturer recalls, customer loyalty, and prepaid or manufacturer-paid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles in inventory that are later sold to a third party. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.
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
The COVID-19 pandemic had a significant effect on our consolidated Fixed Operations revenues, as travel restrictions, government-imposed stay-at-home and shelter-in-place orders and fewer workers undertaking a daily commute combined to substantially decrease the number of miles driven in the U.S., which decreased the demand for maintenance and warranty and collision repair services beginning in March 2020. As government imposed restrictions have been relaxed in our key geographic markets, we have begun to see a recovery in Fixed Operations revenues to varying degrees depending on the market and type of work being performed; however, the timing and rate of improvement in demand has not been uniform across markets.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$602.3	$505.4	$96.9	19.2%
Warranty	214.8	224.9	(10.1)	(4.5)%
Wholesale parts	158.8	130.1	28.7	22.1%
Internal, sublet and other	420.9	373.3	47.6	12.8%
Total revenue	$1,396.8	$1,233.7	$163.1	13.2%

Gross profit
Customer pay	$341.9	$284.1	$57.8	20.3%
Warranty	125.0	127.9	(2.9)	(2.3)%
Wholesale parts	28.0	22.6	5.4	23.9%
Internal, sublet and other	179.1	159.9	19.2	12.0%
Total gross profit	$674.0	$594.5	$79.5	13.4%

Gross profit as a % of revenue
Customer pay	56.8%	56.2%	60	bps
Warranty	58.2%	56.8%	140	bps
Wholesale parts	17.8%	17.4%	40	bps
Internal, sublet and other	42.6%	42.9%	(30)	bps
Total gross profit as a % of revenue	48.3%	48.2%	10	bps
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
Our consolidated reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$637.2	$489.9	$147.3	30.1%
Unit sales	283,235	250,964	32,271	12.9%
Gross profit per retail unit (excludes fleet)	$2,250	$1,952	$298	15.3%

For further analysis of F&I results, see the tables and discussion under the headings “F&I - Franchised Dealerships Segment” and “Used Vehicles and F&I - EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Results of Operations - Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2021 and 2020, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis (which excludes results from disposed stores), except where otherwise noted.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles (combined retail and fleet data):

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit data)
Total new vehicle revenue:
Same store	$4,943.3	$4,246.1	$697.2	16.4%
Acquisitions, open points, dispositions and holding company	165.7	35.1	130.6	NM
Total as reported	$5,109.0	$4,281.2	$827.8	19.3%

Total new vehicle gross profit:
Same store	$448.6	$232.3	$216.3	93.1%
Acquisitions, open points, dispositions and holding company	11.7	1.8	9.9	NM
Total as reported	$460.3	$234.1	$226.2	96.6%

Total new vehicle unit sales:
Same store	99,396	92,124	7,272	7.9%
Acquisitions, open points, dispositions and holding company	3,962	1,157	2,805	NM
Total as reported	103,358	93,281	10,077	10.8%
NM = Not Meaningful
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Revenue	$5,109.0	$4,281.2	$827.8	19.3%
Gross profit	$460.3	$234.1	$226.2	96.6%
Unit sales	103,358	93,281	10,077	10.8%
Revenue per unit	$49,430	$45,896	$3,534	7.7%
Gross profit per unit	$4,453	$2,510	$1,943	77.4%
Gross profit as a % of revenue	9.0%	5.5%	350	bps
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Revenue	$4,943.3	$4,246.1	$697.2	16.4%
Gross profit	$448.6	$232.3	$216.3	93.1%
Unit sales	99,396	92,124	7,272	7.9%
Revenue per unit	$49,733	$46,091	$3,642	7.9%
Gross profit per unit	$4,513	$2,522	$1,991	78.9%
Gross profit as a % of revenue	9.1%	5.5%	360	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New vehicle revenue increased 16.4% due primarily to higher average selling prices and a 7.9% increase in new vehicle unit sales volume, which was driven by a recovery in demand due to the impact of the COVID-19 pandemic on the prior year results. New vehicle gross profit increased approximately $216.3 million, or 93.1%, as a result of increased new vehicle unit sales volume and higher new vehicle gross profit per unit. New vehicle gross profit per unit increased $1,991 per unit, or 78.9%, to $4,513 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.
On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 16 days (11 days excluding the effect of the RFJ Acquisition in December 2021, which contributed less than one month of trailing cost of sales to the days’ supply calculation) and 40 days as of December 31, 2021 and 2020, respectively. The level of new vehicle inventory on hand continues to be below our target level as a result of the ongoing automotive supply chain disruptions and production delays described above, and while we anticipate that manufacturer production and new vehicle inventory levels will begin to improve in the first half of 2022, we expect that new vehicle inventory levels will remain low throughout 2022.
Used Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit data)
Total used vehicle revenue:
Same store	$2,846.8	$2,321.2	$525.6	22.6%
Acquisitions, open points, dispositions and holding company	54.2	24.7	29.5	119.4%
Total as reported	$2,901.0	$2,345.9	$555.1	23.7%

Total used vehicle gross profit:
Same store	$182.5	$127.8	$54.7	42.8%
Acquisitions, open points, dispositions and holding company	5.6	(4.9)	10.5	214.3%
Total as reported	$188.1	$122.9	$65.2	53.1%

Total used vehicle unit sales:
Same store	103,529	100,484	3,045	3.0%
Acquisitions, open points, dispositions and holding company	1,928	1,380	548	39.7%
Total as reported	105,457	101,864	3,593	3.5%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported used vehicle:
Revenue	$2,901.0	$2,345.9	$555.1	23.7%
Gross profit	$188.1	$122.9	$65.2	53.1%
Unit sales	105,457	101,864	3,593	3.5%
Revenue per unit	$27,509	$23,030	$4,479	19.4%
Gross profit per unit	$1,784	$1,207	$577	47.8%
Gross profit as a % of revenue	6.5%	5.2%	130	bps
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Same store used vehicle:
Revenue	$2,846.8	$2,321.2	$525.6	22.6%
Gross profit	$182.5	$127.8	$54.7	42.8%
Unit sales	103,529	100,484	3,045	3.0%
Revenue per unit	$27,498	$23,100	$4,398	19.0%
Gross profit per unit	$1,763	$1,272	$491	38.6%
Gross profit as a % of revenue	6.4%	5.5%	90	bps
Retail used vehicle revenue increased approximately $525.6 million or 22.6% and retail used vehicle revenue per unit increased approximately 19.0%, due to higher industry used vehicle prices as a result of increased consumer demand from the impact of new vehicle inventory shortages during 2021. Retail used vehicle gross profit increased approximately $54.7 million, or 42.8%, driven primarily by a 38.6% increase in retail used vehicle gross profit per unit, as well as a 3.0% increase in retail used vehicle unit sales volume due to increased consumer demand for used vehicles during 2021.
On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 42 days (36 days excluding the effect of the RFJ Acquisition in December 2021, which contributed less than one month of trailing cost of sales to the days’ supply calculation) and 30 days as of December 31, 2021 and 2020, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$248.4	$167.2	$81.2	48.6%
Acquisitions, open points, dispositions and holding company	8.8	1.5	7.3	486.7%
Total as reported	$257.2	$168.7	$88.5	52.5%

Total wholesale vehicle gross profit (loss):
Same store	$7.9	$(0.5)	$8.4	NM
Acquisitions, open points, dispositions and holding company	(7.3)	(0.3)	(7.0)	NM
Total as reported	$0.6	$(0.8)	$1.4	175.0%

Total wholesale vehicle unit sales:
Same store	24,583	24,623	(40)	(0.2)%
Acquisitions, open points, dispositions and holding company	545	256	289	112.9%
Total as reported	25,128	24,879	249	1.0%
NM = Not Meaningful
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$257.2	$168.7	$88.5	52.5%
Gross profit (loss)	$0.6	$(0.8)	$1.4	175.0%
Unit sales	25,128	24,879	249	1.0%
Revenue per unit	$10,236	$6,779	$3,457	51.0%
Gross profit (loss) per unit	$24	$(32)	$56	175.0%
Gross profit (loss) as a % of revenue	0.2%	(0.5)%	70	bps
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$248.4	$167.2	$81.2	48.6%
Gross profit (loss)	$7.9	$(0.5)	$8.4	NM
Unit sales	24,583	24,623	(40)	(0.2)%
Revenue per unit	$10,105	$6,790	$3,315	48.8%
Gross profit (loss) per unit	$321	$(20)	$341	NM
Gross profit (loss) as a % of revenue	3.2%	(0.3)%	350	bps
NM = Not Meaningful
Wholesale vehicle revenue increased 48.6%, driven primarily by a 48.8% increase in wholesale vehicle revenue per unit as a result of decreased wholesale vehicle supply in the wholesale auction market due to the impact of new vehicle inventory

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
shortages during 2021. Wholesale vehicle gross profit improved by approximately $8.4 million, driven primarily by a $341 per unit increase in wholesale vehicle gross profit per unit as a result of increased demand in the wholesale auction market due to the impact of new vehicle inventory shortages during 2021.
Fixed Operations - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$1,322.0	$1,178.0	$144.0	12.2%
Acquisitions, open points, dispositions and holding company	18.4	16.4	2.0	12.2%
Total as reported	$1,340.4	$1,194.4	$146.0	12.2%

Total Fixed Operations gross profit:
Same store	$663.0	$587.0	$76.0	12.9%
Acquisitions, open points, dispositions and holding company	10.1	8.4	1.7	20.2%
Total as reported	$673.1	$595.4	$77.7	13.1%

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$600.3	$504.5	$95.8	19.0%
Warranty	213.8	224.9	(11.1)	(4.9)%
Wholesale parts	158.8	130.1	28.7	22.1%
Internal, sublet and other	367.5	334.9	32.6	9.7%
Total revenue	$1,340.4	$1,194.4	$146.0	12.2%

Gross profit
Customer pay	$341.0	$284.1	$56.9	20.0%
Warranty	125.0	127.9	(2.9)	(2.3)%
Wholesale parts	28.0	22.6	5.4	23.9%
Internal, sublet and other	179.1	160.8	18.3	11.4%
Total gross profit	$673.1	$595.4	$77.7	13.1%

Gross profit as a % of revenue
Customer pay	56.9%	56.3%	60	bps
Warranty	58.3%	56.8%	150	bps
Wholesale parts	17.8%	17.4%	40	bps
Internal, sublet and other	48.7%	48.0%	70	bps
Total gross profit as a % of revenue	50.2%	49.8%	40	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$592.0	$495.5	$96.5	19.5%
Warranty	211.8	223.2	(11.4)	(5.1)%
Wholesale parts	157.2	129.0	28.2	21.9%
Internal, sublet and other	361.0	330.3	30.7	9.3%
Total revenue	$1,322.0	$1,178.0	$144.0	12.2%

Gross profit
Customer pay	$337.1	$279.5	$57.6	20.6%
Warranty	123.3	126.9	(3.6)	(2.8)%
Wholesale parts	28.0	22.4	5.6	25.0%
Internal, sublet and other	174.6	158.2	16.4	10.4%
Total gross profit	$663.0	$587.0	$76.0	12.9%

Gross profit as a % of revenue
Customer pay	56.9%	56.4%	50	bps
Warranty	58.2%	56.9%	130	bps
Wholesale parts	17.8%	17.4%	40	bps
Internal, sublet and other	48.4%	47.9%	50	bps
Total gross profit as a % of revenue	50.2%	49.8%	40	bps
Fixed Operations revenue increased approximately $144.0 million, or 12.2%, and Fixed Operations gross profit increased approximately $76.0 million, or 12.9%. Customer pay gross profit increased approximately $57.6 million, or 20.6%, warranty gross profit decreased approximately $3.6 million, or 2.8%, wholesale parts gross profit increased approximately $5.6 million, or 25.0%, and internal, sublet and other gross profit increased approximately $16.4 million, or 10.4%. While our Fixed Operations business was not specifically restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity through most of 2020. During 2021, daily vehicle use and vehicle miles driven improved, driving higher levels of Fixed Operations activity.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$409.5	$334.5	$75.0	22.4%
Acquisitions, open points, dispositions and holding company	34.0	23.3	10.7	45.9%
Total as reported	$443.5	$357.8	$85.7	24.0%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,034	$1,749	$285	16.3%
Reported	$2,160	$1,846	$314	17.0%

Total combined retail new and used vehicle unit sales:
Same store	202,925	192,608	10,317	5.4%
Acquisitions, open points, dispositions and holding company	5,890	2,537	3,353	132.2%
Total as reported	208,815	195,145	13,670	7.0%

Our Franchised Dealerships Segment reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$443.5	$357.8	$85.7	24.0%
Unit sales	208,815	195,145	13,670	7.0%
Gross profit per retail unit (excludes fleet)	$2,160	$1,846	$314	17.0%
Our Franchised Dealerships Segment same store F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$409.5	$334.5	$75.0	22.4%
Unit sales	202,925	192,608	10,317	5.4%
Gross profit per retail unit (excludes fleet)	$2,034	$1,749	$285	16.3%
F&I revenues increased approximately $75.0 million, or 22.4%, due to a 16.3% increase in F&I gross profit per retail unit, driven by a 5.4% increase in retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $285 per unit, or 16.3%, to $2,034 per unit, primarily due to an increase in gross profit per finance contract and higher penetration rates across all F&I products. Finance contract revenue increased 26.9%, primarily due to a 20.6% increase in gross profit per finance contract and a 5.2% increase in finance contract volume, offset by a 10-basis point decrease in the combined new and used vehicle finance contract penetration rate. Service contract revenue increased 19.1%, due primarily to a 310-basis point increase in the service contract penetration rate, a 4.2% increase in gross profit per service contract, and a 14.3% increase in service contract volume. Other aftermarket contract revenue increased 25.9%, driven primarily by a 16.8% increase in other

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
aftermarket contract volume, a 7.8% increase in gross profit per other aftermarket contract, and a 1,560-basis point increase in the other aftermarket contract penetration rate.
Results of Operations - EchoPark Segment
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. Due to the ongoing expansion of our EchoPark Segment, same market results may vary significantly from reported results due to newly opened markets that began operations in the last 13 months.
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
As all Fixed Operations at our EchoPark stores support our used vehicle operations and EchoPark stores do not currently perform customer pay repairs or maintenance work and are not permitted to perform manufacturer-paid warranty repairs, amounts previously classified as Fixed Operations revenues and cost of sales for the EchoPark Segment have been reclassified to used vehicle cost of sales.
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit data)
Total used vehicle revenue:
Same market	$1,588.4	$1,253.9	$334.5	26.7%
New markets	444.2	4.3	439.9	NM
Total as reported	$2,032.6	$1,258.2	$774.4	61.5%

Total used vehicle gross profit (loss):
Same market	$(43.4)	$(34.6)	$(8.8)	(25.4)%
New markets	(11.8)	16.6	(28.4)	(171.1)%
Total as reported	$(55.2)	$(18.0)	$(37.2)	(206.7)%

Total used vehicle unit sales:
Same market	60,815	56,974	3,841	6.7%
New markets	17,020	187	16,833	NM
Total as reported	77,835	57,161	20,674	36.2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$152.6	$131.0	$21.6	16.5%
New markets	41.1	1.1	40.0	NM
Total as reported	$193.7	$132.1	$61.6	46.6%
NM = Not Meaningful
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$2,032.6	$1,258.2	$774.4	61.5%
Used vehicle gross profit (loss)	$(55.2)	$(18.0)	$(37.2)	(206.7)%
Used vehicle unit sales	77,835	57,161	20,674	36.2%
Used vehicle revenue per unit	$26,114	$22,012	$4,102	18.6%
F&I revenue	$193.7	$132.1	$61.6	46.6%
Combined used vehicle gross profit and F&I revenue	$138.5	$114.1	$24.4	21.4%
Total used vehicle and F&I gross profit per unit	$1,779	$1,996	$(217)	(10.9)%
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$1,588.4	$1,253.9	$334.5	26.7%
Used vehicle gross profit (loss)	$(43.4)	$(34.6)	$(8.8)	(25.4)%
Used vehicle unit sales	60,815	56,974	3,841	6.7%
Used vehicle revenue per unit	$26,119	$22,008	$4,111	18.7%
F&I revenue	$152.6	$131.0	$21.6	16.5%
Combined used vehicle gross profit and F&I revenue	$109.2	$96.4	$12.8	13.3%
Total used vehicle and F&I gross profit per unit	$1,796	$1,692	$104	6.1%
Reported retail used vehicle revenue increased approximately $774.4 million, or 61.5%, due to a 36.2% increase in retail used vehicle unit sales volume, as well as an 18.6% increase in retail used vehicle revenue per unit. Reported combined retail used vehicle gross profit and F&I revenue increased approximately $24.4 million, or 21.4%, due to a $61.6 million, or 46.6%, increase in F&I revenue, offset partially by an approximately $37.2 million increase in retail used vehicle gross loss. The decrease in total retail used vehicle and F&I gross profit per unit was due primarily to the higher cost of inventory acquisition as a result of increased demand in the wholesale auction market for much of 2021, offset partially by an increase in F&I product penetration rates.
Within F&I revenue, reported finance contract gross profit increased approximately $18.4 million, or 49.2%, due to a 37.6% increase in total finance contract volume, as well as an 8.5% increase in gross profit per finance contract. Reported service contract gross profit increased approximately $31.2 million, or 43.3%, due to a 40.7% increase in total service contract volume, as well as a 1.9% increase in gross profit per service contract. Reported other aftermarket product contract gross profit increased approximately $12.1 million, or 53.4%, due to a 44.3% increase in total other aftermarket product contract volume, as well as a 6.5% increase in gross profit per other aftermarket product contract.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On a trailing quarter cost of sales basis, our reported used vehicle inventory days’ supply in our EchoPark Segment was approximately 70 days (39 days excluding the effect of the RFJ Acquisition in December 2021, which contributed less than one month of trailing cost of sales to the days’ supply calculation) and 41 days as of December 31, 2021 and 2020, respectively. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. The elevated level of used vehicle inventory days’ supply as of December 31, 2021 was due primarily to the opening of several new EchoPark stores during 2021, which required additional inventory on hand but were not yet generating retail used vehicle sales at the rate of a more mature store, and the acquisition of 11 Northwest Motorsport pre-owned vehicle stores in the RFJ Acquisition in December 2021.
Same market retail used vehicle revenue increased approximately $334.5 million, or 26.7%, driven primarily by an 18.7% increase in retail used vehicle revenue per unit, as well as a 6.7% increase in retail used vehicle unit sales volume. Same market combined retail used vehicle gross profit and F&I revenue increased approximately $12.8 million, or 13.3%, driven primarily by a $21.6 million, or 16.5%, increase in F&I revenue, offset partially by an approximately $8.8 million increase in retail used vehicle gross loss.
Wholesale Vehicles - EchoPark Segment
See the discussion under the heading “Results of Operations - Franchised Dealerships Segment” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$85.8	$28.6	$57.2	200.0%
New markets	24.2	0.1	24.1	NM
Total as reported	$110.0	$28.7	$81.3	283.3%

Total wholesale vehicle gross profit (loss):
Same market	$7.4	$(0.1)	$7.5	NM
New markets	1.8	—	1.8	100.0%
Total as reported	$9.2	$(0.1)	$9.3	NM

Total wholesale vehicle unit sales:
Same market	8,664	7,154	1,510	21.1%
New markets	3,003	24	2,979	NM
Total as reported	11,667	7,178	4,489	62.5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$110.0	$28.7	$81.3	283.3%
Gross profit (loss)	$9.2	$(0.1)	$9.3	NM
Unit sales	11,667	7,178	4,489	62.5%
Revenue per unit	$9,428	$4,002	$5,426	135.6%
Gross profit (loss) per unit	$789	$(11)	$800	NM
Gross profit (loss) as a % of revenue	8.4%	(0.3)%	870	bps
NM = Not Meaningful
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$85.8	$28.6	$57.2	200.0%
Gross profit (loss)	$7.4	$(0.1)	$7.5	NM
Unit sales	8,664	7,154	1,510	21.1%
Revenue per unit	$9,903	$3,998	$5,905	147.7%
Gross profit (loss) per unit	$854	$(14)	$868	NM
Gross profit (loss) as a % of revenue	8.6%	(0.3)%	890	bps
NM = Not Meaningful
Same market wholesale vehicle revenue increased 200.0% and same market wholesale vehicle gross profit improved by approximately $7.5 million, due primarily to higher trade-in volume, which drove a 21.1% increase in same market wholesale vehicle unit sales volume and an increase in same market wholesale vehicle gross profit per unit of approximately $868 per unit, due to excess demand in the wholesale auction market driving higher wholesale pricing. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from guests on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a guest’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from guests.

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

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
Segment Revenues:	(In millions, except unit data)
Franchised Dealerships Segment Revenues:
New vehicles	$5,109.0	$4,281.2	$827.8	19.3%
Used vehicles	2,901.0	2,345.9	555.1	23.7%
Wholesale vehicles	257.2	168.7	88.5	52.5%
Parts, service and collision repair	1,340.4	1,194.4	146.0	12.2%
Finance, insurance and other, net	443.5	357.8	85.7	24.0%
Franchised Dealerships Segment revenues	$10,051.1	$8,348.0	$1,703.1	20.4%

EchoPark Segment Revenues:
New vehicles	$9.0	$—	$9.0	100.0%
Used vehicles	$2,032.6	$1,258.2	$774.4	61.5%
Wholesale vehicles	110.0	28.7	81.3	283.3%
Finance, insurance and other, net	193.7	132.1	61.6	46.6%
EchoPark Segment revenues	$2,345.3	$1,419.0	$926.3	65.3%

Total consolidated revenues	$12,396.4	$9,767.0	$2,629.4	26.9%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$530.3	$231.2	$299.1	129.4%
EchoPark Segment (3)	(72.0)	4.0	(76.0)	NM
Total segment income (loss)	$458.3	$235.2	$223.1	94.9%
Impairment charges (4)	(0.1)	(270.0)	269.9	100.0%
Income (loss) from continuing operations before taxes	$458.2	$(34.8)	$493.0	NM

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	208,815	195,145	13,670	7.0%
EchoPark Segment	77,963	57,161	20,802	36.4%
Total retail new and used vehicle unit sales volume	286,778	252,306	34,472	13.7%
NM = Not Meaningful
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For 2021, the above amount includes approximately $15.5 million of pre-tax net loss on the extinguishment of debt, approximately $3.0 million of pre-tax net loss on the acquisition of franchised dealerships, partially offset by approximately $1.8 million of pre-tax net gain on the disposal of franchised dealerships. For 2020, the above amount includes approximately $4.0 million of pre-tax net gain on the disposal of franchised dealerships.
(3)For 2021, the above amount includes approximately $6.5 million of long-term compensation-related expenses. For 2020, the above amount includes approximately $5.2 million of pre-tax net gain on the disposal of land and buildings at former EchoPark locations.
(4)For 2021, the above amount includes approximately $0.1 million of pre-tax impairment charges for the EchoPark Segment. For 2020, the above amount includes approximately $270.0 million of pre-tax impairment charges for the Franchised Dealerships Segment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative (“SG&A”) Expenses - Consolidated
Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are generally paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels.
The following table sets forth information related to our consolidated reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$834.5	$659.8	$(174.7)	(26.5)%
Advertising	61.6	42.2	(19.4)	(46.0)%
Rent	53.2	54.5	1.3	2.4%
Other	325.4	272.2	(53.2)	(19.5)%
Total SG&A expenses	$1,274.7	$1,028.7	$(246.0)	(23.9)%

SG&A expenses as a % of gross profit:
Compensation	43.6%	46.3%	270	bps
Advertising	3.2%	3.0%	(20)	bps
Rent	2.8%	3.8%	100	bps
Other	17.0%	19.2%	220	bps
Total SG&A expenses as a % of gross profit	66.6%	72.3%	570	bps
Overall SG&A expenses increased in dollar amount primarily due to an increase in compensation expense as a result of higher levels of sales volume, but decreased as a percentage of gross profit, primarily due to higher overall gross profit levels and the effects of expense optimization efforts that began in mid-2020. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, primarily due to increased sales associate productivity during 2021, as well as higher overall gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, due primarily to higher levels of advertising spend at EchoPark to support our growth strategy. Rent expense decreased in dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased. Other SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due primarily to higher gross profit levels and a continued focus on expense optimization.
SG&A expenses for 2021 include approximately $1.8 million of net gain on the disposal of franchised dealerships and approximately $6.5 million of long-term compensation expenses. SG&A expenses for 2020 include approximately $4.0 million of net gain on the disposal of franchised dealerships and approximately $5.2 million of net gain on disposal of real estate.
Impairment Charges - Consolidated
Impairment charges were approximately $0.1 million and $270.0 million in 2021 and 2020, respectively. Impairment charges for 2021 include approximately $0.1 million of charges related to operating lease right-of-use (“ROU”) asset impairment for a former EchoPark location. Impairment charges for 2020 include approximately $268.0 million related to goodwill, and approximately $2.0 million related to the write-off of certain construction project costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization - Consolidated
Depreciation expense increased approximately $10.1 million, or 11.1%, in 2021, due primarily to the opening or acquisition of additional EchoPark stores and the construction projects completed and placed into service in our Franchised Dealerships Segment.
Interest Expense, Floor Plan - Consolidated
Interest expense, floor plan for new vehicles decreased approximately $13.4 million, or 63.0%. The average new vehicle floor plan interest rate was 0.74% in 2021, down from 1.72% in 2020, the effect of which resulted in a decrease in new vehicle floor plan interest expense of approximately $10.5 million. The average new vehicle floor plan notes payable balance decreased approximately $172.3 million, the effect of which decreased new vehicle floor plan interest expense by approximately $3.0 million.
Interest expense, floor plan for used vehicles increased approximately $3.0 million, or 50.1%. The average used vehicle floor plan interest rate was 1.75% in 2021, down from 2.02% in 2020, the effect of which resulted in a decrease in used vehicle floor plan interest expense of approximately $1.4 million. The average used vehicle floor plan notes payable balance increased approximately $215.7 million, the effect of which increased used vehicle floor plan interest expense by approximately $4.4 million, partially offsetting the impact of lower interest rates.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the table below:

	Year Ended December 31,		Better / (Worse)
	2021	2020	Change	% Change
	(In millions)
Stated/coupon interest	$37.0	$33.7	$(3.3)	(9.8)%
Deferred loan cost amortization	3.3	2.9	(0.4)	(13.8)%
Interest rate hedge expense (benefit)	1.5	(0.3)	(1.8)	(600.0)%
Capitalized interest	(1.8)	(0.7)	1.1	157.1%
Interest on finance lease liabilities	7.4	5.4	(2.0)	(37.0)%
Other interest	0.6	0.6	—	—%
Total interest expense, other, net	$48.0	$41.6	$(6.4)	(15.4)%
Interest expense, other, net increased approximately $6.4 million, or 15.4%, primarily due an increase in principal borrowings related to the issuance of the 4.625% Notes and the 4.875% Notes in October 2021, an increase in interest rate hedge expense, and an increase in interest on finance lease liabilities, offset partially by an increase in capitalized interest.
Provision for Income Taxes - Consolidated
The overall effective tax rate from continuing operations was 23.9% and (45.7)% for 2021 and 2020, respectively. Income tax expense for 2021 includes a $5.3 million discrete benefit related to vested or exercised stock compensation awards, a $0.1 million discrete benefit related to tax credits, a $1.0 million discrete benefit related to the reduction of the valuation allowance for state net operating loss carryforwards, offset partially by a $2.9 million discrete charge related to non-deductible executive compensation and a $1.2 million discrete charge related to changes in uncertain tax positions. Our effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
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
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for impairment at least annually (as of October 1 of each year) or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.
For purposes of goodwill impairment testing, we have two reporting units, which consist of (1) our traditional franchised dealerships and (2) our EchoPark stores (these reporting units also represent our reportable segments). The carrying value of our goodwill totaled approximately $416.4 million at December 31, 2021, $251.2 million of which was related to our franchised dealership reporting unit and $165.2 million of which was related to our EchoPark reporting unit. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. In conjunction with our October 1, 2021 annual test, we determined it was appropriate to evaluate goodwill for impairment qualitatively as it was determined that it was more likely than not the fair value of the reporting units exceeded the carrying values for both reporting units. Based on this qualitative assessment, we determined no impairment existed for either reporting unit as of October 1, 2021. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion.
Pursuant to the applicable accounting pronouncements, we were required to evaluate the recoverability of our indefinite lived intangible assets during the first quarter of 2020 as a result of the effects of the COVID-19 pandemic on our operations and market value. Based on this evaluation, we determined the carrying value of the goodwill related to our franchised dealership reporting unit was greater than the fair value of the reporting unit. Accordingly, we recorded a non-cash goodwill impairment charge of $268.0 million and a corresponding income tax benefit of $51.3 million to reduce the carrying value to fair value as of March 31, 2020. We utilized the discounted (“DCF”) method, using unobservable inputs (Level 3) to estimate Sonic’s enterprise value as of March 31, 2020 and reconciled the discounted cash flows to Sonic’s market capitalization, using quoted market price inputs (Level 1). The significant assumptions in our DCF model include projected earnings, a discount rate (and estimates in the discount rate inputs), control premium factors and residual growth rates. Based on the improvement in our business operations and market value during the second, third and fourth quarters of 2020, our future forecast expectations, and the results of our qualitative test, it was determined to be more likely than not that the fair value of our reporting units exceeded the carrying value.
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate franchise assets for impairment annually (as of October 1 of each year) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a DCF model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment charge may increase to the extent the underlying businesses’ actual earnings or projected earnings experience a significant decline. As a result of our impairment testing as of October 1, 2021, each of our franchise assets’ fair values exceeded its carrying value and no franchise asset impairment charges were recorded in the accompanying consolidated statements of operations. The carrying value of our franchise assets totaled approximately $480.2 million at December 31, 2021, and is included in other intangible assets, net in the accompanying consolidated balance sheet as of such date.
Finance, Insurance and Service Contracts
We arrange financing for our guests through various financial institutions and receive a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to our guests and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract. Retrospective finance and insurance revenues (“F&I retro revenues”) are recognized when the product contract has been executed with the end customer and the transaction is estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues can vary based on a variety of factors, including numbers of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
consideration is subsequently resolved. Receivables, net in the accompanying consolidated balance sheets as of December 31, 2021 and 2020 include approximately $34.9 million and $21.7 million, respectively, related to contract assets from F&I retro revenue recognition. Changes in contract assets from December 31, 2020 to December 31, 2021 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Historically, our actual F&I retro revenue amounts earned have not been materially different from our recorded estimates.
In the event a customer terminates a financing, insurance or extended service contract prior to the scheduled maturity date, we may be required to return a portion of the commission revenue originally recorded as income by Sonic to the third-party provider (known as a “chargeback”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and data provided by the third-party underwriter of the contracts. While expected chargeback rates vary depending on the type of contract sold, a 100-basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2021 by approximately $3.5 million. Our estimate of chargebacks was approximately $60.5 million as of December 31, 2021, compared to approximately $34.2 million as of December 31, 2020, primarily driven by higher F&I revenues and the RFJ Acquisition included beginning in December 2021. Our chargeback reserve estimate is influenced by the level of F&I revenues and the timing and number of early contract termination events, such as vehicle repossessions, loan refinancing, and early pay-offs. If these events become more or less common, or if there is a shift in the timing of these cancellations, the resulting impact could affect our estimated reserve for chargebacks and could have a material adverse impact on our operating results, financial position and cash flows. Historically, our actual chargeback experience has not been materially different from our recorded estimates.

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
At December 31, 2021, there were approximately $5.8 million in reserves that we had provided for these matters (including estimates related to possible interest and penalties) with approximately $0.5 million included in other accrued liabilities and approximately $5.3 million recorded in other long-term liabilities in the accompanying consolidated balance sheet as of such date. The effects on our consolidated financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.
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
As of December 31, 2021 and 2020, we had recorded a valuation allowance amount of approximately $4.1 million and $5.2 million, respectively, related to certain state net operating loss carryforward deferred tax assets as we determined that we

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (ASC Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in this ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in ASC Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. We do not currently have any contracts that have been modified, amended or renegotiated to accommodate a transition to a new reference rate, but we will continue to evaluate any such modifications or amendments to our contracts to determine the applicability of this standard on our consolidated financial statements and related financial statement disclosures.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of December 31, 2021 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2021, we had approximately $399.8 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We had the following liquidity resources available as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$299.4	$170.3
Availability under the 2021 Revolving Credit Facility (1)	281.4	214.7
Availability under the 2019 Mortgage Facility	22.2	11.2
Availability under the 2020 Line of Credit Facility (2)	—	57.0
Floor plan deposit balance	99.8	73.2
Total available liquidity resources	$702.8	$526.4
(1)The balance as of December 31, 2020 was under the Company's prior revolving credit facility, which was replaced by the 2021 Revolving Credit Facility on April 14, 2021.
(2)The 2020 Line of Credit Facility was terminated on October 1, 2021.

We participate in a program with two of our lender partners wherein we maintain a floor plan deposit balance (as shown in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $99.8 million as of December 31, 2021 and approximately $73.2 million as of December 31, 2020 are classified as other current assets in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.
Long-Term Debt and Credit Facilities
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to the lesser of $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the applicable revolving borrowing base, and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.85 billion that may be allocated between the 2021 New Vehicle Floor Plan Facility (as defined below) and the 2021 Used Vehicle Floor Plan Facility (as defined below) as the Company requests); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes.

As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). The 2021 Revolving Credit Facility may be increased at our option up to $400.0 million upon satisfaction of certain conditions. As of December 31, 2021, the 2021 Revolving Borrowing Base was approximately $293.7 million based on balances as of such date. As of December 31, 2021, we had no outstanding borrowings and approximately $12.3 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $281.4 million remaining borrowing availability under the 2021 Revolving Credit Facility.

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

Our obligations under the 2021 Credit Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
percentages above LIBOR. We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.25 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities.

6.125% Notes
On March 10, 2017, we issued $250.0 million in aggregate principal amount of unsecured 6.125% Senior Subordinated Notes, which were scheduled to mature on March 15, 2027 (the “6.125% Notes”). On October 28, 2021, Sonic redeemed all of the outstanding 6.125% Notes using a portion of the net proceeds from the issuance and sale of the 4.625% Notes and the 4.875% Notes (as described below). Sonic paid approximately $263.2 million in cash, including an early redemption premium and accrued and unpaid interest, to extinguish the 6.125% Notes and recognized a loss of approximately $15.6 million on the repurchase of the 6.125% Notes, recorded in other income (expense), net in the accompanying consolidated statements of operations.
4.625% Notes
On October 28, 2021, we issued $650.0 million in aggregate principal amount of 4.625% Notes, which will mature on November 15, 2029. The 4.625% Notes were issued at a price of 100% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 4.625% Notes, along with the net proceeds of the 4.875% Notes, to fund the RFJ Acquisition and repay existing debt.
The 4.625% Notes were issued under an Indenture, dated as of October 28, 2021 (the “2029 Indenture”), by and among the Company, certain subsidiary guarantors named therein (collectively, the “Guarantors”) and U.S. Bank National Association, as trustee (the “trustee”). The 4.625% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company's operating domestic subsidiaries. The 2029 Indenture provides that interest on the 4.625% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2029 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature.
The 4.625% Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after November 15, 2024 at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years set forth below:

Redemption Price
2024	102.313%
2025	101.156%
2026	100.000%
Before November 15, 2024, the Company may redeem all or a part of the 4.625% Notes, subject to payment of a make-whole premium. In addition, the Company may redeem on or before November 15, 2024 up to an aggregate of 35% of the aggregate principal of the 4.625% Notes at a price equal to 104.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the net cash proceeds from certain equity offerings.
4.875% Notes
On October 28, 2021, we issued $500.0 million in aggregate principal amount of 4.875% Notes, which will mature on November 15, 2031. The 4.875% Notes were issued at a price of 100% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 4.875% Notes, along with the net proceeds of the 4.625% Notes to fund the RFJ Acquisition and repay existing debt.
The 4.875% Notes were issued under an Indenture, dated as of October 28, 2021 (the “2031 Indenture”), by and among the Company, the Guarantors and the trustee. The 4.875% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company's operating domestic subsidiaries. The 2031 Indenture provides that

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest on the 4.875% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2031 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature.
The 4.875% Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after November 15, 2026 at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years set forth below:

Year	Redemption Price
2026	102.438%
2027	101.625%
2028	100.813%
2029	100.000%
Before November 15, 2026, the Company may redeem all or a part of the 4.875% Notes, subject to payment of a make-whole premium. In addition, the Company may redeem on or before November 15, 2024 up to an aggregate of 35% of the aggregate principal of the 4.875% Notes at a price equal to 104.875% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the net cash proceeds from certain equity offerings.
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”). On October 11, 2021, we entered into an amendment of the 2019 Mortgage Facility to permit the consummation of the RFJ Acquisition and the issuance of the 4.625% Notes and the 4.875% Notes.
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of December 31, 2021, we had approximately $90.0 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $22.2 million under the 2019 Mortgage Facility.
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
The 2019 Mortgage Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2019 Mortgage Facility permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.25 per share so long as no Event of Default (as defined in the 2019 Mortgage Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2019 Mortgage Facility.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mortgage Notes to Finance Companies
As of December 31, 2021, the weighted-average interest rate of other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.50% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $346.2 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2022 to 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement with Ally Bank (the “2020 Line of Credit Facility”), which was scheduled to mature on June 19, 2022. On October 1, 2021, Sonic terminated the 2020 Line of Credit Facility.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 1.06% and 1.78% for 2021 and 2020, respectively. We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $43.5 million and $40.0 million in manufacturer assistance in 2021 and 2020, respectively, and recognized in cost of sales approximately $46.5 million and $40.6 million in manufacturer assistance in 2021 and 2020, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles. The total notes payable - floor plan balance of approximately $1.3 billion as of December 31, 2021 is classified as current liabilities in the accompanying consolidated balance sheet as of such date.
Covenants and Default Provisions
Non-compliance with covenants, including a failure to make any payment when due, under the 2021 Credit Facilities, the 2019 Mortgage Facility, our floor plan agreements with various manufacturer-affiliated finance companies, operating lease agreements, mortgage notes to finance companies and the 2029 Indenture and the 2031 Indenture (collectively, the “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under the 2021 Credit Facilities. A default under the 2021 Credit Facilities or the 2019 Mortgage Facility would constitute a default under the floor plan facilities we have in place with affiliates of Ford Motor Company (collectively, the “Ford Floor Plan Facilities”) and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under the 2021 Credit Facilities, the 2019 Mortgage Facility and one or more of the Ford Floor Plan Facilities or certain other debt obligations would not result in a default under the 2029 Indenture or the 2031 Indenture, unless our repayment obligations under the 2021 Credit Facilities, the 2019 Mortgage Facility, and/or one or more of the Ford Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of the Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2021 Credit Facilities and the 2019 Mortgage Facility include the following financial covenants:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2021 actual	1.26	2.69	2.46
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBITDAR to rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2021, the ratio was 12.05 to 1.00.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We were in compliance with all of the restrictive and financial covenants in all of our floor plan agreements, long-term debt facilities and lease agreements as of December 31, 2021. After giving effect to the applicable restrictions on the payment of dividends and certain other transactions under our debt agreements, as of December 31, 2021, we had at least $399.8 million of net income and retained earnings free of such restrictions. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for further discussion of the 2021 Credit Facilities.
Acquisitions and Dispositions
During 2021, we acquired 27 franchised dealership businesses and 14 pre-owned businesses, including the RFJ Acquisition, for approximately $1,018.9 million, net of floor plan borrowings. We disposed of one luxury franchised dealership and terminated two luxury franchises in 2021, which generated net cash from dispositions of approximately $6.6 million. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.
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
Capital expenditures for 2021 were approximately $298.2 million, including approximately $204.6 million related to our Franchised Dealerships Segment and approximately $93.6 million related to our EchoPark Segment. Of the total capital expenditures, approximately $112.5 million was related to facility construction projects, approximately $103.1 million was related to acquisitions of real estate (land and buildings), and approximately $82.6 million was for other fixed assets utilized in our operations.
Of the $298.2 million in gross capital expenditures in 2021, approximately $16.5 million was funded through mortgage financing and approximately $281.7 million was funded through cash from operations. As of December 31, 2021, commitments for facility construction projects totaled approximately $19.0 million.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During 2021, we repurchased approximately 2.0 million shares of our Class A Common Stock for approximately $93.3 million in open-market transactions at prevailing market prices and in connection with tax withholdings on the vesting of equity compensation awards. During 2021, our Board of Directors approved an additional $250.0 million of share repurchase authorization. As of December 31, 2021, our total remaining repurchase authorization was approximately $226.2 million. Subsequent to December 31, 2021, we repurchased an additional 500,000 shares of Class A Common Stock for approximately $24.1 million, resulting in current remaining availability of approximately $202.0 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2021, we had at least $399.8 million of net income and retained earnings free of such restrictions.
Our share repurchase activity is subject to the business judgment of our Board of Directors and management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, the current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors and management determine our share repurchase policy in the future.
Dividends
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $0.46 per share during 2021. Subsequent to December 31, 2021, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.25 per share for stockholders of record on March 15, 2022 to be paid on April 15, 2022. Under the 2021 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
share repurchases and certain other transactions under our debt agreements, as of December 31, 2021, we had at least $399.8 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $306.3 million, and $281.1 million for 2021 and 2020, respectively. The cash provided by operations for 2021, as compared to 2020, consisted primarily of net income (less non-cash items), a decrease in inventories and an increase in trade accounts payable and other liabilities, offset partially by an increase in receivables and a decrease in notes payable - floor plan - trade. The cash provided by operations for 2020 consisted primarily of net income (less non-cash items), a decrease in receivables and a decrease in inventories, offset partially by a decrease in notes payable – floor plan – trade and a decrease in trade accounts payable and other liabilities.
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
Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Upon entering into the 2021 Floor Plan Facilities in April 2021, the majority of our outstanding floor plan liabilities were reclassified from trade floor plan liabilities to non-trade floor plan liabilities, resulting in a significant reclassification of related floor plan liability cash flows from operating activities to financing activities.
Net cash used in combined trade and non-trade floor plan financing was approximately $55.8 million and $214.8 million for 2021 and 2020, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $745.9 million and $341.9 million for 2021 and 2020, respectively.
Cash Flows from Investing Activities - Net cash used in investing activities during 2021 was approximately $1.3 billion. Net cash used in investing activities during 2020 was approximately $100.2 million. The use of cash during 2021, as compared to 2020, was comprised primarily of purchases of businesses, net of cash acquired, and purchases of land, property and equipment, offset partially by proceeds from the sale of property and equipment and proceeds from the sale franchised dealerships. The use of cash during 2020 was comprised primarily of proceeds from the sale of franchised dealerships and proceeds from the sale of property and equipment, offset by purchases of land, property and equipment. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for additional discussion.
The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships and the construction of EchoPark stores. During 2021 and 2020, we generated net proceeds from mortgage financing (excluding the effects of any refinancing with zero net proceeds) in the amount of approximately $16.5 million and $53.1 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.
Cash Flows from Financing Activities - Net cash provided by financing activities was approximately $1.1 billion for 2021. Net cash used in financing activities was approximately $39.7 million for 2020. For 2021, cash provided by financing activities was comprised primarily of proceeds from the issuance of the 4.625% Notes and the 4.875% Notes, net borrowings on notes payable - floor plan - non-trade and proceeds from mortgage notes, offset partially by the extinguishment of the 6.125% Notes, repurchases of treasury stock and scheduled principal payments of long-term debt. For 2020, cash used in financing activities was comprised primarily of the repurchases of treasury stock, scheduled principal payments and repayments of long-

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
term debt and the reduction of finance lease liabilities, offset partially by net borrowings on notes payable - floor plan - non-trade and proceeds from the issuance of long-term debt.
Cash Flows from Discontinued Operations - The accompanying consolidated statements of cash flows include both continuing and discontinued operations. Net cash flows from operating activities associated with discontinued operations for 2021 and 2020 were not material to total cash flows.
One metric that management uses to measure operating performance is Adjusted EBITDA (a non-GAAP financial measure) for each of our reportable segments and on a consolidated basis. This non-GAAP financial measure is reconciled to net income (loss) (the nearest comparable GAAP financial measure) in the table below:

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In millions)
Net income (loss)				$348.9				$(51.4)
Provision for income taxes				109.3				15.6
Income (loss) before taxes	$530.3	$(72.1)	$—	$458.2	$(39.4)	$4.1	$(0.5)	$(35.8)
Non-floor plan interest (1)	43.0	1.7	—	44.7	37.8	0.9	—	38.7
Depreciation & amortization (2)	87.9	16.4	—	104.3	82.7	11.2	—	93.9
Stock-based compensation expense	15.0	—	—	15.0	11.7	—	—	11.7
Asset impairment charges	—	0.1	—	0.1	270.0	—	—	270.0
Loss (gain) on debt extinguishment	15.6	—	—	15.6	—	—	—	—
Long-term compensation-related expenses	—	8.0	—	8.0	—	—	—	—
Acquisition and Disposition-Related (Gain) Loss	—	(0.4)	—	(0.4)	(3.0)	(5.2)	—	(8.2)
Adjusted EBITDA (3)	$691.8	$(46.3)	$—	$645.5	$359.8	$11.0	$(0.5)	$370.3
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Future Liquidity Outlook
Our future contractual obligations are as follows, based on the earlier of stated contractual obligation or possible expected payment date:

	2022	Thereafter
	(In millions)
Notes payable - floor plan	$1,268.4	$—
Long-term debt (1)	50.6	1,535.5
Letters of credit	12.3	—
Estimated interest payments on floor plan facilities (2)	2.1	—
Estimated interest payments on long-term debt	12.9	30.0
Operating leases (net of sublease proceeds)	49.0	341.0
Construction contracts	19.0	—
Other purchase obligations (3)	4.2	0.7
Liability for uncertain tax positions (4)	0.5	5.3
Total	$1,419.0	$1,912.5
(1)Long-term debt amounts consist only of principal obligations, excluding debt issuance costs.
(2)Floor plan facility balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2021 floor plan facility balance, the weighted-average interest rate for the three months ended December 31, 2021 of 0.74% and the assumption that floor plan balances at December 31, 2021 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.
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

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities, the 2021 Credit Facilities, the 2019 Mortgage Facility and real estate mortgage financing (or any replacements thereof), selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
Seasonality
Our operations are subject to seasonal variations. The first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Due to the abnormal effects of the COVID-19 pandemic on the automotive supply chain and inventory levels, this historical seasonality did not play out in 2021 and may not hold true in 2022. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand remains stable throughout the year.
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of December 31, 2021, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $15.5 million. Future sublease payments expected to be received related to these lease payments were approximately $15.4 million at December 31, 2021.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $4.0 million at December 31, 2021. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2021.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at December 31, 2021. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion regarding these guarantees and indemnification obligations.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2021 were approximately $1.5 million and $0.3 million, respectively, in reserves that we were holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2020 were approximately $0.3 million and $0.2 million, respectively, for such reserves. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. See Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion regarding these legal matters.

SONIC AUTOMOTIVE, INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2019 Mortgage Facility, the 2021 Revolving Credit Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.2 billion at both December 31, 2021 and 2020. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $20.6 million in 2021 and approximately $19.8 million in 2020. Of the total change in interest expense, approximately $18.1 million and $16.6 million in 2021 and 2020, respectively, would have resulted from our floor plan facilities.
In addition to our variable rate debt, as of both December 31, 2021 and 2020, certain of our dealership lease facilities had monthly lease payments that fluctuated based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in 2021 and 2020 due to the leases containing LIBOR floors which were above the LIBOR rate during 2021 and 2020.
As of both December 31, 2021 and 2020, we had interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of the interest rate cap agreements, interest rates reset monthly. The fair values of the outstanding interest rate cap positions at December 31, 2021 and 2020 were not material to the accompanying consolidated balance sheets as of such dates. Under the terms of these agreements, we will receive and pay interest based on the following:

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
(2)The one-month LIBOR rate was approximately 0.101% at December 31, 2021. These interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these interest rate caps are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations.

SONIC AUTOMOTIVE, INC.
Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate caps are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total	Asset (Liability) Fair Value
	(In millions)
Long-term debt:
Fixed rate maturities	$26.6	$23.6	$34.1	$72.8	$26.1	$1,180.2	$1,363.4
Fixed rate outstanding (1)	$1,363.4	$1,336.8	$1,313.2	$1,279.1	$1,206.3	$1,180.2		$1,377.2
Average rate on fixed outstanding debt (1)	4.67%	4.67%	4.67%	4.67%	4.71%	4.73%
Variable rate maturities	$24.0	$52.5	$84.1	$15.8	$4.1	$42.2	$222.7
Variable rate outstanding (1)	$222.7	$198.7	$146.2	$62.2	$46.4	$42.3		$223.1
Average rate on variable outstanding debt (1)	1.96%	1.96%	1.91%	2.26%	2.29%	2.29%
Cash flow hedge instruments:
Interest rate cap notional maturities	$250.0	$—	$—	$—	$—	$—
Interest rate cap notional outstanding (1)	$250.0	$—	$—	$—	$—	$—		$—
Average interest income rate on interest rate cap notional outstanding (1)	—%	—%	—%	—%	—%	N/A
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
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Our CEO and CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.
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
During 2021, we acquired RFJ Auto and its subsidiaries which collectively have 33 automotive retail locations in seven states and a portfolio of 16 automotive brands. As permitted by the SEC, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2021 does not include an evaluation of the internal control over financial reporting of these acquired operations. The results for these acquisitions are included in our consolidated financial statements from the date of acquisition and represented approximately $1,131.5 million of consolidated assets as of December 31, 2021, and approximately $215.7 million of consolidated revenues for the year then ended.
From the acquisition dates to December 31, 2021, the processes and systems of the acquired operations did not significantly impact the internal control over financial reporting of the Company and our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting. There has been no change during the fourth quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

SONIC AUTOMOTIVE, INC.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers” and is incorporated herein by reference. The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors,” “Delinquent Section 16(a) Reports” and “Additional Corporate Governance and Other Information - Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the definitive proxy statement (to be filed hereafter) for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”).
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
Item 14.  Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Charlotte, North Carolina, Auditor Firm ID: 185.
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

SONIC AUTOMOTIVE, INC.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The exhibits and other documents filed as part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:
1.Financial Statements: Consolidated balance sheets as of December 31, 2021 and 2020; consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019; consolidated statements of comprehensive operations for the years ended December 31, 2021, 2020 and 2019; consolidated statements of stockholders’ equity for the years ended December 31, 2021, 2020 and 2019; and consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019.
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
2.1***
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

4.1	Description of Securities of Sonic Automotive, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-13395)).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed October 17, 1997 (File No. 333-33295)).
4.3
Indenture, dated as of October 27, 2021, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395)).

4.4	Form of 4.625% Senior Note due 2029 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395)).
4.5
Indenture, dated as of October 27, 2021, by and among Sonic Automotive, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395)).

4.6	Form of 4.875% Senior Note due 2031 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395)).
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

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.2
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

10.4
Fourth Amended and Restated Company Guaranty Agreement, dated as of April 14, 2021, by Sonic Automotive, Inc. to Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.5
Fifth Amended, Restated and Consolidated Subsidiary Guaranty Agreement, dated as of April 14, 2021, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.6
Fifth Amended and Restated Securities Pledge Agreement, dated as of April 14, 2021, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.7
Fifth Amended and Restated Escrow and Security Agreement, dated as of April 14, 2021, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.8
Fifth Amended and Restated Security Agreement, dated as of April 14, 2021, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed April 20, 2021 (File No. 001-13395)).

10.9
Credit Agreement, dated as of November 22, 2019, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13395)).

10.10*	First Amendment to Credit Agreement, dated as of March 26, 2020, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent.
10.11*	Second Amendment to Credit Agreement, dated as of June 17, 2021, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent.
10.12
Third Amendment to Credit Agreement, dated as of October 11, 2021, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 13, 2021 (File No. 001-13395)).

10.13
Subsidiary Guaranty Agreement, dated as of November 22, 2019, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to PNC Bank, National Association, as administrative agent for the lenders. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13395)).

10.14
Form of Promissory Note, dated November 22, 2019, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13395)).

10.15
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
10.19
Side Letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 12, 2009, by and between Sonic Automotive, Inc., as guarantor, and Capital Automotive L.P. and its affiliates named therein, as landlord (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13395)).

10.20
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

10.22
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

10.25
Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.26
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

SONIC AUTOMOTIVE, INC.

EXHIBIT NO.	DESCRIPTION
10.38
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.39
Sonic Automotive, Inc. Director Compensation Policy, effective prior to April 29, 2020 (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-13395)). (1)

10.40
Sonic Automotive, Inc. Director Compensation Policy, effective April 29, 2020 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)). (1)

10.41
Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.42	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)
21.1*	Subsidiaries of Sonic Automotive, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sonic agrees to furnish supplementally copies of any of the omitted schedules (or similar attachments) to the SEC or the SEC staff upon request.
(1) Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.
Item 16.  Form 10-K Summary.
None.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.
February 25, 2022	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH	Executive Chairman and Director	February 25, 2022
O. Bruton Smith

/s/ DAVID BRUTON SMITH	Chief Executive Officer and Director	February 25, 2022
David Bruton Smith	(Principal Executive Officer)

/s/ JEFF DYKE	President and Director	February 25, 2022
Jeff Dyke

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 25, 2022
Heath R. Byrd	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM I. BELK	Director	February 25, 2022
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 25, 2022
William R. Brooks

/s/ VICTOR H. DOOLAN	Director	February 25, 2022
Victor H. Doolan

/s/ JOHN W. HARRIS III	Director	February 25, 2022
John W. Harris III

/s/ ROBERT HELLER	Director	February 25, 2022
Robert Heller

/s/ MICHAEL HODGE	Director	February 25, 2022
Michael Hodge

/s/ KERI A. KAISER	Director	February 25, 2022
Keri A. Kaiser

/s/ MARCUS G. SMITH	Director	February 25, 2022
Marcus G. Smith

/s/ R. EUGENE TAYLOR	Director	February 25, 2022
R. Eugene Taylor

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Preliminary acquisition-date fair value of franchise assets acquired
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisition of RFJ Auto Partners, Inc. during the year ended December 31, 2021 for a total purchase price of $950.2 million. The acquisition was accounted for as a business combination using the acquisition method of accounting. As a result of the transaction, the Company acquired certain intangible assets, including the franchise assets of RFJ Auto Partners, Inc. The Company determined the preliminary fair value of the franchise assets of $398.2 million on the date of the acquisition using the multi-period excess earnings method.
We identified the assessment of the preliminary acquisition-date fair value of the franchise assets as a critical audit matter. Specifically, subjective and complex auditor judgment was required to evaluate the projected revenue growth rates, operating margins, and discount rates used to value the franchise assets. Changes in these assumptions could have a significant impact on the preliminary fair value of the franchise assets acquired. Valuation professionals with specialized skills and knowledge were also required to assess the discount rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process. This included controls related to the development of projected revenue growth rates, operating margins, and the discount rates used in determining the preliminary fair value of the franchise assets. We evaluated the reasonableness of the Company’s projected revenue growth rates by comparing them to publicly available market data for the industry and historical results for similar franchises operated by the Company. We evaluated the reasonableness of the Company’s projected operating margins by comparing them to publicly available market data for the industry, certain comparable companies, and historical results for similar franchises operated by the Company. We performed sensitivity analyses over the projected revenue growth rate, operating margin, and discount rate assumptions to assess the impact of changes in those assumptions on the Company’s determination of fair value. We also involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable entities.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Charlotte, North Carolina
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Sonic Automotive, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired RFJ Auto Partners, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, RFJ Auto Partners, Inc.’s internal control over financial reporting associated with total assets of $1,131.5 million and total revenues of $215.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of RFJ Auto Partners, Inc.
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
/s/ KPMG LLP
Charlotte, North Carolina
February 25, 2022

SONIC AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$299.4	$170.3
Receivables, net	401.1	371.7
Inventories	1,261.2	1,247.3
Other current assets	122.4	93.3
Total current assets	2,084.1	1,882.6
Property and Equipment, net	1,458.8	1,120.5
Goodwill	416.4	214.0
Other Intangible Assets, net	480.2	64.3
Operating Right-of-Use Lease Assets	293.2	330.3
Finance Right-of-Use Lease Assets	179.9	60.1
Other Assets	62.5	74.2
Total Assets	$4,975.1	$3,746.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$89.8	$585.2
Notes payable - floor plan - non-trade	1,178.6	739.0
Trade accounts payable	133.3	105.1
Operating short-term lease liabilities	36.2	42.3
Finance short-term lease liabilities	52.7	3.5
Other accrued liabilities	350.5	288.1
Current maturities of long-term debt	50.6	68.2
Total current liabilities	1,891.7	1,831.4
Long-Term Debt	1,510.7	651.8
Other Long-Term Liabilities	96.0	89.1
Operating Long-Term Lease Liabilities	264.8	296.6
Finance Long-Term Lease Liabilities	135.5	62.3
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 66,501,072 shares issued and 28,692,532 shares outstanding at December 31, 2021; 65,607,628 shares issued and 29,797,727 shares outstanding at December 31, 2020	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2021 and 2020	0.1	0.1
Paid-in capital	790.2	767.5
Retained earnings	1,051.7	721.8
Accumulated other comprehensive income (loss)	(1.3)	(3.6)
Treasury stock, at cost; 37,808,540 Class A Common Stock shares held at December 31, 2021 and 35,809,901 Class A Common Stock shares held at December 31, 2020	(765.0)	(671.7)
Total Stockholders’ Equity	1,076.4	814.8
Total Liabilities and Stockholders’ Equity	$4,975.1	$3,746.0
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(Dollars and shares in millions, except per share amounts)
Revenues:
New vehicles	$5,118.0	$4,281.2	$4,889.2
Used vehicles	4,877.2	3,564.8	3,490.0
Wholesale vehicles	367.2	197.4	202.9
Total vehicles	10,362.4	8,043.4	8,582.1
Parts, service and collision repair	1,396.8	1,233.7	1,395.3
Finance, insurance and other, net	637.2	489.9	476.9
Total revenues	12,396.4	9,767.0	10,454.3
Cost of Sales:
New vehicles	(4,656.7)	(4,047.1)	(4,656.1)
Used vehicles	(4,745.3)	(3,458.8)	(3,342.6)
Wholesale vehicles	(357.3)	(198.3)	(207.3)
Total vehicles	(9,759.3)	(7,704.2)	(8,206.0)
Parts, service and collision repair	(722.8)	(639.2)	(727.3)
Total cost of sales	(10,482.1)	(8,343.4)	(8,933.3)
Gross profit	1,914.3	1,423.6	1,521.0
Selling, general and administrative expenses	(1,274.7)	(1,028.7)	(1,099.4)
Impairment charges	(0.1)	(270.0)	(20.8)
Depreciation and amortization	(101.1)	(91.0)	(93.1)
Operating income	538.4	33.9	307.7
Other income (expense):
Interest expense, floor plan	(16.7)	(27.2)	(48.5)
Interest expense, other, net	(48.0)	(41.6)	(53.0)
Other income (expense), net	(15.5)	0.1	(6.6)
Total other income (expense)	(80.2)	(68.7)	(108.1)
Income (loss) from continuing operations before taxes	458.2	(34.8)	199.6
Provision for income taxes for continuing operations - benefit (expense)	(109.3)	(15.9)	(55.1)
Income (loss) from continuing operations	348.9	(50.7)	144.5
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	(1.0)	(0.6)
Provision for income taxes for discontinued operations - benefit (expense)	—	0.3	0.2
Income (loss) from discontinued operations	—	(0.7)	(0.4)
Net income (loss)	$348.9	$(51.4)	$144.1
Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$8.43	$(1.19)	$3.36
Earnings (loss) per share from discontinued operations	—	(0.02)	(0.01)
Earnings (loss) per common share	$8.43	$(1.21)	$3.35
Weighted-average common shares outstanding	41,404	42,483	43,016
Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$8.06	$(1.19)	$3.31
Earnings (loss) per share from discontinued operations	—	(0.02)	(0.01)
Earnings (loss) per common share	$8.06	$(1.21)	$3.30
Weighted-average common shares outstanding	43,280	42,483	43,710

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net income (loss)	$348.9	$(51.4)	$144.1
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	1.5	1.5	(3.8)
Amortization of terminated interest rate swap agreements	—	(1.9)	(2.5)
Pension actuarial income (loss)	1.8	(1.9)	(2.7)
Total other comprehensive income (loss) before taxes	3.3	(2.3)	(9.0)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(1.0)	0.8	2.7
Other comprehensive income (loss)	2.3	(1.5)	(6.3)
Comprehensive income (loss)	$351.2	$(52.9)	$137.8

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In millions, except per share amounts)
Balance at December 31, 2018	64.2	$0.6	(33.5)	$(597.6)	12.0	$0.1	$745.1	$670.7	$4.2	$823.1
Shares awarded under stock compensation plans	0.5	—	—	—	—	—	0.1	—	—	0.1
Purchases of treasury stock	—	—	(0.2)	(2.4)	—	—	—	—	—	(2.4)
Effect of cash flow hedge instruments, net of tax benefit of $1.9	—	—	—	—	—	—	—	—	(4.4)	(4.4)
Pension actuarial income, net of tax benefit of $0.7	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Restricted stock amortization	—	—	—	—	—	—	10.8	—	—	10.8
Net income (loss)	—	—	—	—	—	—	—	144.1	—	144.1
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(7.4)	—	(7.4)
Class A dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(12.4)	—	(12.4)
Class B dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(4.8)	—	(4.8)
Balance at December 31, 2019	64.7	$0.6	(33.7)	$(600.0)	12.0	$0.1	$756.0	$790.2	$(2.1)	$944.8
Shares awarded under stock compensation plans	0.9	0.1	—	—	—	—	(0.2)	—	—	(0.1)
Purchases of treasury stock	—	—	(2.1)	(71.7)	—	—	—	—	—	(71.7)
Effect of cash flow hedge instruments, net of tax benefit of $0.2	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Pension actuarial income, net of tax benefit of $0.5	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Restricted stock amortization	—	—	—	—	—	—	11.7	—	—	11.7
Net income (loss)	—	—	—	—	—	—	—	(51.4)	—	(51.4)
Class A dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(12.2)	—	(12.2)
Class B dividends declared ($0.40 per share)	—	—	—	—	—	—	—	(4.8)	—	(4.8)
Balance at December 31, 2020	65.6	$0.7	(35.8)	$(671.7)	12.0	$0.1	$767.5	$721.8	$(3.6)	$814.8
Shares awarded under stock compensation plans	0.9	—	—	—	—	—	7.7	—	—	7.7
Purchases of treasury stock	—	—	(2.0)	(93.3)	—	—	—	—	—	(93.3)
Effect of cash flow hedge instruments, net of tax expense of $0.5	—	—	—	—	—	—	—	—	1.0	1.0
Pension actuarial income, net of tax expense of $0.5	—	—	—	—	—	—	—	—	1.3	1.3
Restricted stock amortization	—	—	—	—	—	—	15.0	—	—	15.0
Net income (loss)	—	—	—	—	—	—	—	348.9	—	348.9
Class A dividends declared ($0.46 per share)	—	—	—	—	—	—	—	(14.2)	—	(14.2)
Class B dividends declared ($0.46 per share)	—	—	—	—	—	—	—	(4.8)	—	(4.8)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$348.9	$(51.4)	$144.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	93.8	87.6	89.9
Debt issuance cost amortization	3.3	2.9	2.5
Stock-based compensation expense	15.0	11.7	10.8
Deferred income taxes	12.3	(33.7)	(20.8)
Asset impairment charges	0.1	270.0	20.8
Other	12.4	(6.4)	(68.6)
Receivables	0.5	64.8	4.7
Inventories	252.4	278.1	(78.5)
Other assets	55.7	(11.4)	47.5
Notes payable - floor plan - trade	(495.4)	(275.6)	39.8
Trade accounts payable and other liabilities	7.3	(55.5)	(21.4)
Total adjustments	(42.6)	332.5	26.7
Net cash provided by operating activities	306.3	281.1	170.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(1,018.9)	(19.7)	—
Purchases of land, property and equipment	(298.2)	(127.2)	(125.6)
Proceeds from sales of property and equipment	13.1	37.1	10.9
Proceeds from sales of dealerships	6.6	9.6	250.7
Proceeds from company-owned life insurance	—	—	0.8
Net cash provided by (used in) investing activities	(1,297.4)	(100.2)	136.8
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	439.6	60.8	(34.7)
Borrowings on revolving credit facilities	4.9	460.9	482.5
Repayments on revolving credit facilities	(4.9)	(460.9)	(482.5)
Proceeds from issuance of long-term debt	1,166.5	57.9	109.1
Debt issuance costs	(23.1)	(2.7)	(1.4)
Principal payments of long-term debt	(58.3)	(44.9)	(40.3)
Repurchase of debt securities	(262.9)	—	(294.1)
Reduction of finance lease liabilities	(37.7)	(21.9)	(5.2)
Purchases of treasury stock	(93.3)	(71.7)	(2.4)
Issuance of shares under stock compensation plans	7.7	(0.1)	0.1
Dividends paid	(18.3)	(17.1)	(15.5)
Net cash provided by (used in) financing activities	1,120.2	(39.7)	(284.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129.1	141.2	23.2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	170.3	29.1	5.9
CASH AND CASH EQUIVALENTS, END OF YEAR	$299.4	$170.3	$29.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including amount capitalized	$57.4	$69.3	$104.2
Income taxes	$98.8	$56.8	$72.8

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Organization and Business - Sonic Automotive, Inc. (“Sonic,” the “Company,” “we,” “us” or “our”) is one of the largest automotive retailers in the United States (“U.S.”) (as measured by total revenue). As a result of the way we manage our business, we had two reportable segments as of December 31, 2021: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2021, we operated 110 stores in the Franchised Dealerships Segment and 46 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 140 new vehicle franchises (representing 28 different brands of cars and light trucks) and 17 collision repair centers in 17 states.
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
COVID 19 - The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020 and continued to affect the global economy and supply chain through 2021. The impact on the economy initially affected both consumer demand and supply of manufactured goods as many countries around the world and states and municipalities in the U.S. mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on in-person retail trade or manufacturing activities at physical locations. As a result, many businesses curtailed operations and furloughed or terminated employees. In the U.S., the federal government passed several relief measures, including the Coronavirus Aid, Relief, and Economic Security Act and the Families First Coronavirus Response Act, in an attempt to provide short-term relief to families and businesses as a result of the economic impacts of the COVID-19 pandemic.
This broader economic backdrop resulting from the COVID-19 pandemic continued to impact our business and operations in 2021. As a result of the pandemic and related shelter-in-place or stay-at-home orders, we transitioned many of our teammates to remote work arrangements. In situations where a teammate’s role did not permit remote work (e.g., service repair technicians), we implemented staggered work hours, social distancing and other safety measures to promote the health and safety of our teammates and guests. As a result of the systems and infrastructure we had in place prior to the pandemic, we were largely able to maintain our back-office operations, financial reporting and internal control processes with minimal disruption or changes in the effectiveness of such processes.
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. Due to the critical nature of automotive repair, our Fixed Operations were deemed “essential” by governmental agencies and have largely been able to continue to conduct business while adjusting operations to comply with state and local standards for safety and social distancing to promote the health and safety of our teammates and guests. As of December 31, 2021, our stores remain subject to both external and self-imposed health and safety policies and practices that may affect the way we sell vehicles and interact with our guests in the future. State and local governmental restrictions on consumer and business activity may be tightened again if conditions related to the pandemic worsen as a result of future coronavirus variants.

The global automotive supply chain has been significantly disrupted during the pandemic, primarily related to the production of semiconductors that are used in many components of modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing is operating at lower than usual production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand and record levels of consumer savings, have led to a low new and used vehicle inventory and a high new and used vehicle pricing environment, which drove lower than expected retail new vehicle unit sales volume in 2021.

Recent Accounting Pronouncements - In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Accounting Standards Codification (“ASC”) Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London InterBank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceptions in ASC Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. We do not currently have any contracts that have been modified, amended or renegotiated to accommodate a transition to a new reference rate, but we will continue to evaluate any such modifications or amendments to our contracts to determine the applicability of this standard on our consolidated financial statements and related financial statement disclosures.
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
Management has evaluated our established business processes, revenue transaction streams and accounting policies, and identified our material revenue streams to be: (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of vehicle financing and the sale of service, warranty and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. Generally, performance obligations are satisfied when the associated vehicle is either delivered to a customer and customer acceptance has occurred, over time as the maintenance and repair services are performed, or at the time of wholesale and retail parts sales. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s).
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
We record revenue when vehicles are delivered to customers, as vehicle service work is performed and when parts are delivered. Conditions for completing a sale include having an agreement with the customer, including pricing, and it being probable that the proceeds from the sale will be collected.
The accompanying consolidated balance sheets as of December 31, 2021 and 2020 include approximately $34.9 million and $21.7 million recorded in receivables, net, respectively, related to contract assets from F&I retro revenues recognition. Changes in contract assets from December 31, 2020 to December 31, 2021 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods.
Floor Plan Assistance - We receive floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of our new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales were approximately $46.5 million, $40.6 million and $41.5 million for 2021, 2020 and 2019, respectively.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contracts in Transit - Contracts in transit represent finance contracts evidencing loans or lease agreements between us, as creditor, and the guest, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given us initial, non-binding approval to assume our position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the guest at the dealership. These finance contracts are typically funded within 10 days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the guest until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the guest to us. Contracts in transit are included in receivables, net on the accompanying consolidated balance sheets and totaled approximately $143.0 million and $179.7 million at December 31, 2021 and 2020, respectively.
Accounts Receivable - In addition to contracts in transit, our accounts receivable primarily consists of amounts due from automobile manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We evaluate receivables for collectability based on the age of the receivable, the credit history of the third party, past collection experience, current economic conditions, and reasonable and supportable forecasts of future conditions. The recorded allowance for doubtful accounts receivable was not significant at December 31, 2021 and 2020.
Accounts Receivables, net consist of the following:

	December 31, 2021	December 31, 2020
	(In millions)
Contracts-in-transit	$143.0	$179.7
Manufacturer receivables	59.9	72.1
Other receivables	198.2	119.9
Receivables, net	$401.1	$371.7
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
Derivative Instruments and Hedging Activities - We utilize derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2021, we utilized interest rate cap agreements to limit our exposure to increases in LIBOR rates above certain levels. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For purposes of goodwill impairment testing, we have two reporting units, which consist of: (1) our traditional franchised dealerships and (2) our EchoPark stores. The carrying value of our goodwill totaled approximately $416.4 million at December 31, 2021, $251.2 million of which was related to our franchised dealership reporting unit and $165.2 million of which was related to our EchoPark reporting unit. Based on the results of our qualitative goodwill impairment test as of October 1, 2021, we determined that it was more likely than not that the fair value of each of the reporting units was greater than its carrying amount.
Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. As of December 31, 2021, we had 47 stores with franchise rights totaling $480.2 million. We classify franchise and dealer agreements as indefinite lived intangible assets as it has been our experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, we believe that our franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired on or after July 1, 2001 have been included in other intangible assets, net on the accompanying consolidated balance sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying consolidated balance sheets. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate other intangible assets for impairment annually (as of October 1 each year) or more frequently if indications of impairment exist.
We utilized a multi-period excess earnings model to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our DCF model include projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. Our estimate of future revenue growth is in part driven by our estimates of new vehicle industry sales volume in future periods. While not completely correlated, we believe the historic and projected industry sales volume is a good general indicator of growth or contraction in the retail automotive industry.
Based on the October 1, 2021 annual impairment test, we determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all of our franchises, resulting in no franchise asset impairment charges during 2021. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentrations of Credit and Business Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash on deposit with financial institutions, which may exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to receivables from automobile manufacturers, totaling approximately $69.6 million and $80.2 million at December 31, 2021 and 2020, respectively, and receivables from financial institutions (which include manufacturer-affiliated finance companies and commercial banks), totaling approximately $175.2 million and $208.8 million at December 31, 2021 and 2020, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.
We are subject to a concentration of risk in the event of financial distress or other adverse events related to any of the automobile manufacturers whose franchised dealerships are included in our brand portfolio. We purchase our new vehicle inventory from various automobile manufacturers at the prevailing prices available to all franchised dealerships. In addition, we finance a portion of our new and used vehicle inventory with manufacturer-affiliated finance companies. Our results of operations could be adversely affected by the manufacturers’ inability to supply our dealerships with an adequate supply of new vehicle inventory and related floor plan financing. We also have concentrations of risk related to the geographic markets in which our dealerships operate. Changes in overall economic, retail automotive or regulatory environments in one or more of these markets could adversely impact the results of our operations.
Financial Instruments and Market Risks - As of December 31, 2021 and 2020, the fair values of our financial instruments including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of our fixed rate long-term debt and other financial instruments.
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
Advertising - We expense advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $61.6 million, $42.2 million and $60.8 million for 2021, 2020 and 2019, respectively, and is classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
We have cooperative advertising reimbursement agreements with certain automobile manufacturers we represent. These agreements require us to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not we would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $22.1 million, $19.2 million and $25.3 million for 2021, 2020 and 2019, respectively.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions and Dispositions
Acquisitions
We acquired 27 franchised dealership businesses and 14 pre-owned businesses for approximately $1,018.9 million during 2021. We acquired two pre-owned businesses for approximately $19.7 million during 2020. We did not acquire any businesses during 2019. Acquisitions are included in the consolidated financial statements from the date of acquisition.
Results of acquired dealerships are included in our accompanying consolidated statements of operations commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The fair value of our manufacturer franchise rights is determined as of the acquisition date, by discounting the projected cash flows specific to each franchise. This analysis includes projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates.
RFJ Acquisition
On December 6, 2021 (the “Closing Date”), Sonic completed the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (collectively, “RFJ Auto”). On the Closing Date, RFJ Auto merged with and into a wholly owned subsidiary of Sonic, with RFJ Auto surviving the merger and becoming a direct, wholly owned subsidiary of Sonic (the “RFJ Acquisition”). In connection with the RFJ Acquisition, Sonic acquired RFJ Auto, which collectively have 33 automotive retail locations in seven states and a portfolio of 16 automotive brands. Beginning on the Closing Date, the results of 22 stores acquired in the RFJ Acquisition were included in our Franchised Dealerships Segment and 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition were included in our EchoPark Segment. The aggregate consideration for the RFJ Acquisition was approximately $950.2 million, of which approximately $222.4 million was funded from borrowings under Sonic’s syndicated new and used vehicle floor plan credit facilities. The consideration for the RFJ Acquisition is subject to customary post-close adjustments.
Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. Amounts recognized as of December 31, 2021 associated with the RFJ Acquisition are preliminary as we continue to gather information related to the identification and valuation of acquired assets and liabilities, including but not limited to, the valuation of property and equipment and related useful lives, valuation of franchise assets, and final net working capital adjustments. The following table summarizes the allocation of the purchase price based on preliminary estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed	(In millions)
Cash	$9.4
Receivables	31.4
Inventories	249.2
Other current assets	4.4
Property and equipment	129.7
Goodwill	176.0
Franchise assets	398.2
Total assets acquired	$998.3
Trade accounts payable	(11.2)
Other accrued liabilities	(36.9)
Total liabilities assumed	$(48.1)
Net assets acquired	$950.2

Goodwill and manufacturer franchise rights associated with the RFJ Acquisition are not deductible for federal and state income tax purposes.
We recorded approximately $3.0 million of acquisition related costs during the year ended December 31, 2021, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements of operations include revenue and net income attributable to RFJ Auto from December 6, 2021 through December 31, 2021 of approximately $215.7 million and $7.5 million, respectively.
The following unaudited pro forma summary presents consolidated information as if the acquisition of RFJ Auto had occurred on January 1, 2020:

	Year Ended December 31,
	2021	2020
	(In millions)
Revenue	$15,408.7	$12,526.0
Net income	$393.4	$(42.9)
Dispositions
We disposed of one luxury franchised dealership and terminated two mid-line import franchises in 2021, which generated net cash from dispositions of approximately $6.6 million. We disposed of one mid-line import franchised dealership and terminated two luxury franchises in 2020, which generated net cash from dispositions of approximately $9.6 million. We disposed of one luxury franchised dealership and nine mid-line import franchised dealerships in 2019, which generated net cash from dispositions of approximately $250.7 million. In conjunction with dealership dispositions, we have agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not have been known at the time of sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.
Revenues and other operating results associated with disposed dealerships that remain in continuing operations were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Income (loss) from operations before taxes and items below	$(2.2)	$(2.6)	$2.7
Gain (loss) on disposal of dealerships (1)	2.3	3.1	74.8
Lease exit accrual adjustments and charges	0.4	—	0.2
Income (loss) before taxes	$0.5	$0.5	$77.7
Total revenues	$25.5	$52.1	$419.5
(1)Included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2021, we did not have any franchises classified as held for sale; however, in the future we may sell franchises that are not currently held for sale.
3. Inventories and Related Notes Payable - Floor Plan
Inventories consist of the following:

	December 31, 2021	December 31, 2020
	(In millions)
New vehicles	$273.1	$648.4
Used vehicles	807.2	413.2
Service loaners	106.3	128.5
Parts, accessories and other	74.6	57.2
Net inventories	$1,261.2	$1,247.3
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with either a syndicate of financial institutions and manufacturer-affiliated finance companies, directly with individual manufacturer-affiliated finance companies, or other lending institutions. We also use these floor plan facilities to finance the acquisition of

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new and certain used vehicle inventory as part of acquisitions of dealerships These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or prime rates, depending on the lender arrangement. The weighted-average interest rate for our new vehicle floor plan facilities was 0.74%, 1.72% and 3.03% for 2021, 2020 and 2019, respectively. Our floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and charged against cost of sales when the associated inventory is sold. For 2021, 2020 and 2019, we recognized a reduction in cost of sales of approximately $46.5 million, $40.6 million and $41.5 million, respectively, related to manufacturer floor plan assistance.
The weighted-average interest rate for our used vehicle floor plan facilities was 1.75%, 2.02% and 3.10% for 2021, 2020 and 2019, respectively.
The new and used vehicle floor plan facilities are collateralized by vehicle inventory and other assets, excluding goodwill and other intangible assets, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all of these restrictive covenants as of December 31, 2021.
4. Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
	(In millions)
Land	$447.4	$375.3
Buildings and improvements	1,240.5	1,028.0
Furniture, fixtures and equipment	451.2	365.2
Construction in progress	68.1	34.8
Total, at cost	2,207.2	1,803.3
Less accumulated depreciation	(746.2)	(673.1)
Subtotal	1,461.0	1,130.2
Less assets held for sale (1)	(2.2)	(9.7)
Property and equipment, net	$1,458.8	$1,120.5
(1)Classified in other current assets in the accompanying consolidated balance sheets.
Interest capitalized in conjunction with construction projects and software development was approximately $1.8 million, $0.8 million and $1.6 million for 2021, 2020 and 2019, respectively. As of December 31, 2021, commitments for facility construction projects totaled approximately $19.0 million.
Impairment charges were not material for 2021 and 2020. In 2019, impairment charges were approximately $20.8 million, including approximately $1.1 million related to our Franchised Dealerships Segment and approximately $19.7 million related to our EchoPark Segment. Impairment charges in 2019 were due to the fair value adjustments of long-lived assets held for sale related to real estate at former EchoPark locations, the abandonment of certain internally developed software applications, the abandonment and disposal of dealership equipment or our estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the results of our qualitative test, it was determined to be more likely than not that the fair value of our reporting units exceeded the carrying value.
The changes in the carrying amount of franchise assets and goodwill for 2021 and 2020 were as follows:

	Franchise Assets	Net Goodwill
	(In millions)
Balance at December 31, 2019	$64.3	$475.8	(1)
Additions through current year acquisitions	—	6.7
Reductions from dispositions	—	(0.5)
Reductions from impairment	—	(268.0)
Balance at December 31, 2020	$64.3	$214.0	(2)
Additions through current year acquisitions	415.9	204.0	(3)
Reductions from dispositions	—	(0.2)
Prior year acquisition allocations	—	(1.4)
Balance at December 31, 2021	$480.2	$416.4	(2)
(1)Net of accumulated impairment losses of $796.7 million.
(2)Net of accumulated impairment losses of $1.1 billion.
(3)Net Goodwill includes goodwill in connection with the RFJ acquisition of approximately $120.6 million and $55.4 million, allocated to our EchoPark Segment and Franchised Dealership Segment, respectively.
6. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2021	December 31, 2020
	(In millions)
2021 Revolving Credit Facility (1)	$—	$—
6.125% Senior Subordinated Notes due 2027 (the “6.125% Notes”)	—	250.0
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	—
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	—
2019 Mortgage Facility (2)	90.0	100.9
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	213.4	212.1
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	132.8	164.9
Subtotal	$1,586.2	$727.9
Debt issuance costs	(24.9)	(7.9)
Total debt	1,561.3	720.0
Less current maturities	(50.6)	(68.2)
Long-term debt	$1,510.7	$651.8
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 100 and 150 basis points above LIBOR at both December 31, 2021 and 2020. The balance as of December 31, 2020 was under the Company’s prior revolving credit facility, which was replaced by the 2021 Revolving Credit Facility.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 basis points above LIBOR at both December 31, 2021 and 2020.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long-term debt are as follows:

Principal
Year Ending December 31,	(In millions)
2022	$50.6
2023	76.1
2024	118.2
2025	88.6
2026	30.2
Thereafter	1,222.4
Total	$1,586.1

2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to the lesser of $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the applicable revolving borrowing base, and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.85 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility the comprise the 2021 Floor Plan Facilities as the Company requests, with no more than 40% of the aggregate commitments allocated to the commitments under the used vehicle floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes.
Our obligations under the 2021 Credit Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR. We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.25 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities.
6.125% Notes
On March 10, 2017, we issued $250.0 million in aggregate principal amount of unsecured senior subordinated 6.125% Notes, which were scheduled to mature on March 15, 2027. On October 28, 2021, Sonic redeemed all of the outstanding 6.125% Notes using a portion of the net proceeds from the issuance and sale of the 4.625% Notes and the 4.875% Notes (as described below). Sonic paid approximately $263.2 million in cash, including an early redemption premium and accrued and unpaid interest, to extinguish the 6.125% Notes and recognized a loss of approximately $15.6 million on the repurchase of the 6.125% Notes, recorded in other income (expense), net in the accompanying consolidated statements of operations.
4.625% Notes
On October 27, 2021, we issued $650.0 million in aggregate principal amount of 4.625% Notes, which will mature on November 15, 2029. Sonic used the net proceeds from the issuance of the 4.625% Notes to fund the RFJ Acquisition and repay existing debt.
The 4.625% Notes were issued under an Indenture, dated as of October 28, 2021 (the “2029 Indenture”), by and among the Company, certain subsidiary guarantors named therein (collectively, the "Guarantors") and U.S. Bank National Association, as trustee (the “trustee”). The 4.625% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company's operating domestic subsidiaries. The parent company has no independent

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered minor. The 2029 Indenture provides that interest on the 4.625% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2029 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature.
The 4.625% Notes will be redeemable at the Company's option, in whole or in part, at any time on or after November 15, 2024 at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years set forth below:

Redemption Price
2024	102.313%
2025	101.156%
2026	100.000%
Before November 15, 2024, the Company may redeem all or a part of the 4.625% Notes, subject to payment of a make-whole premium. In addition, the Company may redeem on or before November 15, 2024 up to an aggregate of 35% of the aggregate principal of the 4.625% Notes at a price equal to 104.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the net cash proceeds from certain equity offerings.
4.875% Notes
On October 27, 2021, we issued $500.0 million in aggregate principal amount of 4.875% Notes, which will mature on November 15, 2031. The 4.875% Notes were issued at a price of 100% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 4.875% Notes to fund the purchase price for the RFJ Acquisition and repay existing debt.
The 4.875% Notes were issued under an Indenture, dated as of October 28, 2021 (the “2031 Indenture”), by and among the Company, the Guarantors and the trustee. The 4.875% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company's operating domestic subsidiaries. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered minor. The 2031 Indenture provides that interest on the 4.875% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2031 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature.
The 4.875% Notes will be redeemable at the Company's option, in whole or in part, at any time on or after November 15, 2026 at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years set forth below:

Year	Redemption Price
2026	102.438%
2027	101.625%
2028	100.813%
2029	100.000%
Before November 15, 2026, the Company may redeem all or a part of the 4.875% Notes, subject to payment of a make-whole premium. In addition, the Company may redeem on or before November 15, 2024 up to an aggregate of 35% of the aggregate principal of the 4.875% Notes at a price equal to 104.875% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the net cash proceeds from certain equity offerings.
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”). On October 11, 2021, we entered into an amendment of the 2019 Mortgage Facility to permit the issuance of the 4.625% Notes and the 4.875% Notes.
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of December 31, 2021, we had approximately $90.0 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $22.2 million under the 2019 Mortgage Facility.
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
The 2019 Mortgage Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2019 Mortgage Facility permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.25 per share so long as no Event of Default (as defined in the 2019 Mortgage Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2019 Mortgage Facility.
Mortgage Notes to Finance Companies
As of December 31, 2021, the weighted-average interest rate of other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.50% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $346.2 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2022 to 2033.
2020 Line of Credit Facility
On June 23, 2020, we entered into a line of credit agreement with Ally Bank (the “2020 Line of Credit Facility”), which was scheduled to mature on June 19, 2022. On October 1, 2021, Sonic terminated the 2020 Line of Credit Facility.
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
We were in compliance with the financial covenants under the 2021 Credit Facilities and the 2019 Mortgage Facility as of December 31, 2021. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2021 actual	1.26	2.69	2.46

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2021, we had approximately $399.8 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants as of December 31, 2021.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2021, the ratio was 12.05 to 1.00.
Derivative Instruments and Hedging Activities
As of both December 31, 2021 and 2020, we had interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cap agreements, interest rates reset monthly. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $0.7 million and $2.2 million as of December 31, 2021 and 2020, respectively, and will be amortized into income as a reduction of interest expense, other, net in the accompanying consolidated statements of operations over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions at December 31, 2021 and 2020 were not material to the accompanying consolidated balance sheets as of such dates.

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
(2)The one-month LIBOR rate was approximately 0.101% at December 31, 2021.
The interest rate caps are designated as cash flow hedges, and the changes in the fair value of these instruments are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying consolidated statements of cash flows. There was no incremental interest income (the excess of interest received over interest paid) related to the interest rate caps for 2021. There was no incremental interest income related to the interest rate caps for 2020 and approximately $1.2 million for 2019, and is included as a reduction of interest expense, other, net in the accompanying consolidated statements of operations, and the interest amount is disclosed in the supplemental disclosures of cash flow information in the accompanying consolidated statements of cash flows. There is no estimated net benefit expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months related to previously terminated interest rate swap financial instruments.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes
The provision for income taxes for continuing operations - benefit (expense) consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Current:
Federal	$(80.4)	$(33.8)	$(62.0)
State	(16.6)	(16.6)	(12.6)
Total current	(97.0)	(50.4)	(74.6)
Deferred	(12.3)	34.5	19.5
Total provision for income taxes for continuing operations - benefit (expense)	$(109.3)	$(15.9)	$(55.1)
The reconciliation of the U.S. statutory federal income tax rate with our federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Effective state income tax rate	2.6%	(8.5)%	4.1%
Valuation allowance adjustments	0.2%	7.5%	(0.2)%
Uncertain tax positions	0.2%	(0.6)%	(0.5)%
Effect of goodwill impairment	0.0%	(60.2)%	0.0%
Non-deductible compensation	0.6%	(7.1)%	1.5%
Tax credits	0.0%	7.4%	0.0%
Other	(0.7)%	(5.2)%	1.7%
Effective income tax rate	23.9%	(45.7)%	27.6%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	December 31, 2021	December 31, 2020
	(In millions)
Deferred tax assets:
Accruals and reserves	$39.5	$32.9
State net operating loss carryforwards	6.5	9.0
Basis difference in property and equipment	—	9.9
Basis difference in liabilities related to right-of-use assets	119.1	98.4
Other	5.8	4.7
Total deferred tax assets	170.9	154.9

Deferred tax liabilities:
Basis difference in property and equipment	(11.8)	—
Basis difference in goodwill	(27.3)	(24.5)
Basis difference in right-of-use assets	(115.4)	(95.0)
Other	(1.4)	(1.6)
Total deferred tax liabilities	(155.9)	(121.1)
Valuation allowance	(4.1)	(5.2)
Net deferred tax asset (liability)	$10.9	$28.6
Net long-term deferred tax asset balances were approximately $10.9 million and $28.6 million at December 31, 2021 and 2020, respectively, and are recorded in other assets on the accompanying consolidated balance sheets.
We have approximately $165.2 million in gross state net operating loss carryforwards that will expire between 2022 and 2040. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2021, we had recorded a valuation allowance amount of approximately $4.1 million related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2018 through 2021 U.S. federal income tax returns remain open to examination by the U.S. Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2016 to 2021.
8. Related Parties
Certain of our dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, LLC (“Speedway Motorsports”), for resale to Fixed Operations guests of our dealerships in the ordinary course of business. Sonic’s Executive Chairman, Mr. O. Bruton Smith, is also the Executive Chairman of Speedway Motorsports, Mr. Smith’s son, Mr. Marcus G. Smith, a director and a greater than 10% beneficial owner of Sonic, is the Chief Executive Officer and President of Speedway Motorsports, a director of Speedway Motorsports, and an Executive Vice President of Sonic Financial Corporation (“SFC”), which is the largest stockholder of Sonic, and Mr. Michael Hodge, a director of Sonic, is Executive Vice President, Finance and Chief Accounting Officer of Speedway Motorsports. Total purchases from Oil-Chem by our dealerships were approximately $1.2 million, $1.4 million, and $1.6 million in 2021, 2020 and 2019, respectively. We also engaged in other transactions with various Speedway Motorsports subsidiaries, consisting primarily of (1) merchandise and apparel purchases from SMISC Holdings, LLC. (d/b/a SMI Properties) for approximately $1.5 million,$0.6 million and $0.9 million in 2021, 2020 and 2019, respectively; and (2) vehicle sales to various Speedway Motorsports subsidiaries for approximately $0.1 million, $0.1 million and $0.2 million in 2021, 2020 and 2019, respectively.
In February 2021, we entered into a Sponsorship Agreement between EchoPark Automotive, Inc., a subsidiary of Sonic (“EchoPark Automotive”), and SMISC pursuant to which EchoPark Automotive agreed to be an official sponsor of a NASCAR

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cup Series race and related events scheduled to be held in May 2021 in Austin, Texas (the “NASCAR Event”). In exchange for the right to sponsor the NASCAR Event, EchoPark Automotive agreed to pay a sponsor fee of $2.5 million to SMISC.
We participate in various aircraft-related transactions with SFC, a privately held company controlled by Mr. O. Bruton Smith and his family and of which Mr. Hodge, a director of Sonic, is an officer. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by our executives, a management agreement with SFC for storage and maintenance of aircraft leased by us from unrelated third parties and the use of our aircraft for business-related travel by certain affiliates of SFC. We incurred net expenses of $3.1 million, $0.6 million and $0.3 million in 2021, 2020 and 2019, respectively, for transactions with SFC.
In October 2019, the Company and Lincoln Harris, LLC (“Lincoln Harris”) entered into a Facility Management Services Agreement, pursuant to which Lincoln Harris agreed to provide maintenance, repair and other facility management services to Sonic’s Charlotte area franchised dealerships. Mr. John W. Harris III, a director of Sonic, serves as President and as a director of Lincoln Harris. Fees paid to Lincoln Harris by Sonic pursuant to the Facility Management Services Agreement were approximately $0.3 million in 2021. The Facility Management Service Agreement with Lincoln Harris was terminated by Sonic in February 2021.
9. Capital Structure and Per Share Data
Preferred Stock - We have 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors has designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2021 or 2020.
Common Stock - We have two classes of common stock. We have authorized 100,000,000 shares of Class A Common Stock at a par value of $0.01 per share. Class A Common Stock entitles its holder to one vote per share. We have also authorized 30,000,000 shares of Class B Common Stock at a par value of $0.01 per share. Class B Common Stock entitles its holder to 10 votes per share, except in certain circumstances. Each share of Class B Common Stock is convertible into one share of Class A Common Stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in our Amended and Restated Certificate of Incorporation. The two classes of common stock share equally in dividends and in the event of liquidation.
Share Repurchases - Prior to December 31, 2020, our Board of Directors had authorized us to expend up to $755.0 million to repurchase shares of our Class A Common Stock. In 2021, our Board of Directors approved an additional $250.0 million of share repurchase authorization. As of December 31, 2021, we had repurchased a total of approximately 37.8 million shares of Class A Common Stock at an average price per share of approximately $20.23 and had redeemed and retired 13,801.5 shares of the Preferred Stock at an average price of $1,000 per share. As of December 31, 2021, we had approximately $226.2 million remaining under our Board’s share repurchase authorization.
Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants.
10. Employee Benefit Plans
Substantially all of our employees are eligible to participate in a 401(k) plan. Matching contributions by us to our 401(k) plans were approximately $10.4 million, $8.4 million and $8.9 million in 2021, 2020 and 2019, respectively.
Stock Compensation Plans
We currently have two active stock compensation plans: the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors (the “2012 Formula Plan”). Collectively, these plans are referred to as the “Stock Plans.” During the second quarter of 2012, our stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A Common Stock and 300,000 shares of Class A Common Stock, respectively. During the second quarter of 2015, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Plan from 2,000,000 shares to 4,000,000 shares. During the second quarter of 2017, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Formula Plan from 300,000 shares to 500,000 shares. During the second quarter of 2019, our stockholders voted to increase the number of shares of Class A

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock authorized for issuance under the 2012 Plan from 4,000,000 shares to 6,000,000 shares. During the second quarter of 2021, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Plan from 6,000,000 shares to 8,000,000 shares.
The Stock Plans were adopted by our Board of Directors in order to attract and retain key personnel. Under the 2012 Plan, options to purchase shares of Class A Common Stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to us. The options are granted at the fair market value of our Class A Common Stock at the date of grant, typically vest over a period of three years, are exercisable upon vesting and typically expire 10 years from the date of grant. The 2012 Plan also authorizes the issuance of restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan typically vest over a period ranging from one to three years, but may be longer in certain cases. The 2012 Formula Plan provides for grants of restricted stock awards or deferred restricted stock units to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares expire on the first anniversary of the grant date. Individuals holding non-vested restricted stock awards granted under the 2012 Plan and the 2012 Formula Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units or options granted under the 2012 Plan do not have voting or dividend rights. We issue new shares of Class A Common Stock to employees and directors to satisfy our option exercise and stock grant obligations. To offset the effects of these transactions, we have historically repurchased shares of our Class A Common Stock after considering cash flow, market conditions and other factors; however, there is no guarantee that this will occur in future periods.
A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions, except per share data, term in years)
Balance at December 31, 2020	2.3	$16.76	-	16.76	$16.76	9.3	$49.4
Exercised	(0.5)	$16.76	-	16.76	$16.76
Balance at December 31, 2021	1.8	$16.76	-	16.76	$16.76	8.3	$57.9
Exercisable	1.8	$16.76	-	16.76	$16.76	8.3	$57.9

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per option amounts)
Weighted-average grant date fair value per option granted	$4.17	$4.17	$—
Intrinsic value of stock options exercised	$0.5	$—	$0.4

A summary of the status of the non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-Vested Restricted Stock Awards and Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2020	1.6	$18.31
Granted	0.4	$44.83
Forfeited	—	$25.40
Vested	(0.5)	$16.36
Balance at December 31, 2021	1.5	$26.35
During 2021, approximately 389,000 restricted stock units were awarded to our executive officers and other key associates under the 2012 Plan. Awards vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon continuation of employment and

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compliance with any restrictive covenants contained in an agreement between us and the respective executive officer or other key associate. Also in 2021, approximately 23,000 restricted stock awards were granted to our Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares vest on the first anniversary of the grant date. We recognized compensation expense within selling, general and administrative expenses related to stock options, restricted stock units and restricted stock awards of approximately $15.0 million, $11.7 million and $10.8 million in 2021, 2020 and 2019, respectively.
Tax benefits recognized related to restricted stock unit and restricted stock award compensation expense were approximately $4.0 million, $2.5 million and $2.9 million for 2021, 2020 and 2019, respectively. Total compensation cost related to non-vested restricted stock units and restricted stock awards not yet recognized at December 31, 2021 was approximately $31.3 million and is expected to be recognized over a weighted-average period of approximately 4.5 years.
Supplemental Executive Retirement Plan
On December 7, 2009, the Compensation Committee of our Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a non-qualified deferred compensation plan that is unfunded for federal tax purposes. The SERP included 13 active or former members of senior management at December 31, 2021. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by our tax-qualified and other non-qualified deferred compensation plans.
The following table sets forth the status of the SERP:

	Year Ended December 31,
	2021	2020
Change in projected benefit obligation:	(In millions)
Obligation at January 1	$22.5	$18.0
Service cost	2.7	2.4
Interest cost	0.5	0.5
Actuarial loss (gain)	(1.8)	1.9
Benefits paid	(0.4)	(0.3)
Obligation at December 31 (1)	$23.5	$22.5
Accumulated benefit obligation	$18.6	$17.5
(1)As of December 31, 2021, approximately $0.4 million was included in other accrued liabilities and approximately $23.1 million was included in other long-term liabilities in the accompanying consolidated balance sheet as of such date. As of December 31, 2020, approximately $0.4 million was included in other accrued liabilities and approximately $22.1 million was included in other long-term liabilities in the accompanying consolidated balance sheet as of such date.

	Year Ended December 31,
	2021	2020
	(In millions)
Change in fair value of plan assets:
Plan assets at January 1	$—	$—
Actual return on plan assets	—	—
Employer contributions	0.4	0.3
Benefits paid	(0.4)	(0.3)
Plan assets at December 31	—	—
Funded status recognized	$(23.5)	$(22.5)

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the cost components of the SERP:

	Year Ended December 31,
	2021	2020
	(In millions)
Service cost	$2.7	$2.4
Interest cost	0.5	0.5
Amortization of gain (loss)	0.1	0.0
Net pension expense (benefit)	$3.3	$2.9
The weighted-average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2021	2020
Discount rate	2.60%	2.25%
Rate of compensation increase	3.00%	3.00%
The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In millions)
2022	$0.4
2023	$0.4
2024	$0.4
2025	$0.4
2026	$0.4
2027 - 2031	$4.1
Multiemployer Benefit Plan
Three of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our three dealership subsidiaries are among approximately 140 employers that are obligated to make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM, the IBT and other unions. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:
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
Our participation in the AI Pension Plan for 2021, 2020 and 2019 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2021 and 2020 is for the plan’s year-end at December 31, 2020 and 2019, respectively. The zone status is based on information that we received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The “FIP/RP Status - Pending/Implemented” column indicates plans for which a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by the AI Pension Plan decreased 18.6% from December 31, 2019 to December 31, 2020 and decreased 8.5% from December 31, 2020 to December 31, 2021, affecting the period-to-period comparability of the contributions for 2021, 2020 and 2019.

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund	EIN/Pension Plan Number	2021	2020	Pending /Implemented	Year Ended December 31,
					2021	2020	2019
					(In millions)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$0.1	$0.2	$0.2	Yes	Between November 2024 and January 2025
Our participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2021 and 2020. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan was in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a RP that implemented reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously adopted RP. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely. In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. As of April 2019, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in critical status for the plan year commencing January 1, 2019 and is projected to become insolvent in 2031. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to us.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2021 and 2020 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2021	December 31, 2020
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$39.5	$35.7
Total assets	$39.5	$35.7
Liabilities:
Deferred compensation plan (2)	$24.4	$20.7
Total liabilities	$24.4	$20.7
(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other long-term liabilities in the accompanying consolidated balance sheets.
The carrying value of assets and liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the accompanying consolidated balance sheet as of December 31, 2021, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment,” and Note 5, “Intangible Assets and Goodwill.”
As of December 31, 2021 and 2020, the fair values of our financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021 and 2020, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$504.8	$500.0	$—	$—
4.625% Notes (1)	$655.9	$650.0	$—	$—
6.125% Notes (1)	$—	$—	$263.4	$250.0
Mortgage Notes (2)	$216.6	$213.4	$215.9	$212.1
(1)As determined by market quotations as of December 31, 2021 and 2020, respectively (Level 2).
(2)As determined by the DCF method (Level 2).
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $4.0 million at December 31, 2021. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2021.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at December 31, 2021.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2021 were approximately $1.5 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2020 were approximately $0.3 million and $0.2 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at December 31, 2018	$3.0	$1.2	$4.2
Other comprehensive income (loss) before reclassifications (1)	(1.7)	(1.9)	(3.6)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	(2.7)	—	(2.7)
Net current-period other comprehensive income (loss)	(4.4)	(1.9)	(6.3)
Balance at December 31, 2019	$(1.4)	$(0.7)	$(2.1)
Other comprehensive income (loss) before reclassifications (3)	1.3	(1.4)	(0.1)
Amounts reclassified out of accumulated other comprehensive income (loss) (4)	(1.4)	—	(1.4)
Net current-period other comprehensive income (loss)	(0.1)	(1.4)	(1.5)
Balance at December 31, 2020	$(1.5)	$(2.1)	$(3.6)
Other comprehensive income (loss) before reclassifications (5)	1.0	1.3	2.3
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	1.0	1.3	2.3
Balance at December 31, 2021	$(0.5)	$(0.8)	$(1.3)
(1)Net of tax benefit of $0.8 related to gains on cash flow hedges and tax benefit of $0.7 related to the defined benefit pension plan.
(2)Net of tax benefit of $1.1 related to gains on cash flow hedges.
(3)Net of tax expense of $0.3 related to cash flow hedges and tax benefit of $0.5 related to the defined benefit pension plan.
(4)Net of tax benefit of $0.6 related to gains on cash flow hedges.
(5)Net of tax expense of $0.5 related to cash flow hedges and tax expense of $0.5 related to the defined benefit pension plan.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of our cash flow hedges. For further discussion of our defined benefit pension plan, see Note 10, “Employee Benefit Plans.”
14. Segment Information
As of December 31, 2021, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment financial information for the three years ended December 31, 2021 are as follows:

	Year Ended December 31,
	2021	2020	2019
Segment Revenues:	(In millions)
Franchised Dealerships Segment Revenues:
New vehicles	$5,109.0	$4,281.2	$4,889.2
Used vehicles	2,901.0	2,345.9	2,493.5
Wholesale vehicles	257.2	168.7	180.0
Parts, service and collision repair	1,340.4	1,194.4	1,366.5
Finance, insurance and other, net	443.5	357.8	363.1
Franchised Dealerships Segment revenues	$10,051.1	$8,348.0	$9,292.3

EchoPark Segment Revenues:
New vehicles	$9.0	$—	$—
Used vehicles	2,032.6	1,258.2	1,025.3
Wholesale vehicles	110.0	28.7	22.9
Finance, insurance and other, net	193.7	132.1	113.8
EchoPark Segment revenues	$2,345.3	$1,419.0	$1,162.0

Total consolidated revenues	$12,396.4	$9,767.0	$10,454.3

	Year Ended December 31,
	2021	2020	2019
Segment Income (Loss) (1):	(In millions)
Franchised Dealerships Segment (2)	$530.3	$231.2	$211.3
EchoPark Segment (3)	(72.0)	4.0	9.1
Total segment income (loss)	$458.3	$235.2	$220.4
Impairment charges (4)	(0.1)	(270.0)	(20.8)
Income (loss) from continuing operations before taxes	$458.2	$(34.8)	$199.6

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.
(2)For the year ended December 31, 2021, the above amount includes approximately $15.5 million of pre-tax net loss on the extinguishment of debt, $3.0 million of pre-tax net loss on the acquisition of franchised dealerships, partially offset by a $1.8 million pre-tax net gain on the disposal of franchised dealerships. For the year ended December 31, 2020, the above amount includes approximately $4.0 million of pre-tax net gain on the disposal of franchised dealerships. For the year ended December 31, 2019, the above amount includes approximately $76.0 million of pre-tax net gain on the disposal of franchised dealerships, offset partially by approximately $7.2 million of pre-tax net loss on the extinguishment of debt and approximately $6.3 million of pre-tax executive transition costs.
(3)For the year ended December 31, 2021, the above amount includes approximately $6.5 million of long-term compensation-related expenses. For the year ended December 31, 2020, the above amount includes approximately $5.2 million of pre-tax net gain on the disposal of land and buildings at former EchoPark locations.
(4)For the year ended December 31, 2021, the above amount includes approximately $0.1 million of pre-tax impairment charges for the EchoPark Segment. For the year ended December 31, 2020, the above amount includes approximately $270.0 million of pre-tax impairment charges for the Franchised Dealerships Segment. For the year ended December 31, 2019, the above amount includes approximately $1.1 million of pre-tax impairment charges for the Franchised Dealerships Segment and approximately $19.7 million of pre-tax impairment charges for the EchoPark Segment.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Impairment charges:
Franchised Dealerships Segment	$—	$270.0	$1.1
EchoPark Segment	0.1	—	19.7
Total impairment charges	$0.1	$270.0	$20.8

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Depreciation and amortization:
Franchised Dealerships Segment	$84.8	$79.9	$82.6
EchoPark Segment	16.3	11.1	10.5
Total depreciation and amortization	$101.1	$91.0	$93.1

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Floor plan interest expense:
Franchised Dealerships Segment	$11.8	$24.0	$45.0
EchoPark Segment	4.9	3.2	3.5
Total floor plan interest expense	$16.7	$27.2	$48.5

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Interest expense, other, net:
Franchised Dealerships Segment	$46.3	$40.7	$51.2
EchoPark Segment	1.7	0.9	1.8
Total interest expense, other, net	$48.0	$41.6	$53.0

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Capital expenditures:
Franchised Dealerships Segment	$204.6	$92.3	$89.3
EchoPark Segment	93.6	34.9	36.3
Total capital expenditures	$298.2	$127.2	$125.6

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
	(In millions)
Assets:
Franchised Dealerships Segment	$3,934.9	$3,096.8
EchoPark Segment	740.6	478.9
Corporate and other:
Cash and cash equivalents	299.4	170.3
Other corporate assets	0.2	—
Total assets	$4,975.1	$3,746.0
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined the discount rate for our leases based on the risk-free rate as of the measurement date for varying maturities corresponding to the remaining lease term, adjusted for the risk-premium attributed to Sonic’s corporate credit rating for a secured or collateralized instrument.
Many of our lease arrangements have one or more existing renewal options to extend the lease term (typically in five- to 10-year increments), which were considered in the calculation of the ROU assets and lease liabilities if we determined that it was reasonably certain that an extension option would be exercised. The lease term for all of the Company’s leases includes the non-cancelable period of the lease plus any additional periods covered by our option to extend the lease that we are reasonably certain to exercise. We determine the probability of the exercise of a lease extension option based on our long-term strategic business outlook and the condition and remaining useful life of the fixed assets at the location subject to the lease agreement, among other factors.
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
In certain situations, we have entered into sublease agreements whereby we sublease all or a portion of a leased real estate asset to a third party. To the extent that we have a sublease related to a lease agreement for an asset that we are no longer using in operations, we have reduced the ROU asset by any applicable net deficiency in expected cash flows from that sublease (either due to partial monthly sublease proceeds or a sublease term less than the remaining master lease term). ASC Topic 842 also provides practical expedients for ongoing accounting. We elected the short-term lease recognition exemption for our real estate and equipment leases, which means that for those leases that qualify, we do not recognize ROU assets or lease liabilities and recognize the expense related to the short-term leases on a straight-line basis over the lease term and any variable lease payments in the period in which the obligation for those payments is incurred. We have also elected the practical expedient that allows us not to separate non-lease components of an agreement from lease components (for certain non-real estate assets).
Following is information related to lease expenses and other lease-related information for the years ended December 31, 2021 and 2020:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Lease Expense	(In millions)
Finance lease expense
Reduction of right-of-use assets	$7.2	$3.4
Interest on lease liabilities	7.4	5.4
Operating lease expense (1)	61.5	65.9
Short-term lease expense (1)	1.7	1.5
Variable lease expense	9.3	5.2
Sublease income	(8.3)	(12.2)
Total	$78.8	$69.2
(1)Included in operating cash flows in the accompanying consolidated statements of cash flows.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Other Information	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$46.7	$21.9
Operating cash flows for finance leases	$7.4	$5.4
Operating cash flows for operating leases	$62.2	$65.8
Right-of-use assets obtained in exchange for lease liabilities
Finance leases	$151.6	$35.1
Operating leases (1)	$15.9	$50.0
(1)Includes the impact of reclassification of ROU assets from operating leases to finance leases due to remeasurement.

	December 31, 2021	December 31, 2020
Other Information
Weighted-average remaining lease term (in years)
Finance leases	11.1	11.3
Operating leases	9.4	9.7
Weighted-average discount rate
Finance leases	7.39%	13.89%
Operating leases	6.34%	6.60%

	Undiscounted Lease Cash Flows Under ASC Topic 842 as of December 31, 2021
	Finance Leases	Operating Leases	Receipts from Subleases
Year Ending December 31,	(In millions)
2022	$62.6	$53.4	$(4.4)
2023	15.9	51.9	(4.3)
2024	16.2	48.7	(3.3)
2025	16.4	43.8	(1.5)
2026	16.5	37.0	(1.2)
Thereafter	139.7	171.1	(1.2)
Total	$267.3	$405.9	$(15.9)

Less: Present value discount	(79.1)	(104.9)
Lease liabilities	$188.2	$301.0
16. Subsequent Events
Subsequent to December 31, 2021, we repurchased an additional 500,000 shares of Class A Common Stock at an average price of $48.76, resulting in current remaining availability of approximately $202.0 million.