Form 10-Q
period 2022-03-31
SONIC AUTOMOTIVE INC
filed 2022-04-28
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2022, there were 27,530,283 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION
This report contains, and written or oral statements made from time to time by us or by our authorized officers may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, results and events, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases.
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this report, as well as:
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
•changes in vehicle and parts import quotas, duties, tariffs or other restrictions, including supply shortages that could be caused by the COVID-19 pandemic, global political and economic factors, or other supply chain disruptions;
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
•our ability to successfully integrate RFJ Auto (as defined below) and future acquisitions;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,351.3	$1,134.0
Fleet new vehicles	148.6	22.3
Total new vehicles	1,499.9	1,156.3
Used vehicles	1,370.9	1,090.1
Wholesale vehicles	168.7	74.8
Total vehicles	3,039.5	2,321.2
Parts, service and collision repair	380.5	320.9
Finance, insurance and other, net	166.6	144.7
Total revenues	3,586.6	2,786.8
Cost of sales:
Retail new vehicles	(1,183.6)	(1,064.8)
Fleet new vehicles	(147.8)	(22.1)
Total new vehicles	(1,331.4)	(1,086.9)
Used vehicles	(1,322.7)	(1,059.2)
Wholesale vehicles	(167.3)	(73.9)
Total vehicles	(2,821.4)	(2,220.0)
Parts, service and collision repair	(193.9)	(165.9)
Total cost of sales	(3,015.3)	(2,385.9)
Gross profit	571.3	400.9
Selling, general and administrative expenses	(387.0)	(289.4)
Depreciation and amortization	(29.9)	(23.6)
Operating income	154.4	87.9
Other income (expense):
Interest expense, floor plan	(5.0)	(5.1)
Interest expense, other, net	(20.8)	(10.3)
Other income (expense), net	0.3	0.1
Total other income (expense)	(25.5)	(15.3)
Income from continuing operations before taxes	128.9	72.6
Provision for income taxes for continuing operations - benefit (expense)	(31.6)	(18.9)
Income from continuing operations	97.3	53.7
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	0.7
Provision for income taxes for discontinued operations - benefit (expense)	—	(0.2)
Income (loss) from discontinued operations	—	0.5
Net income	$97.3	$54.2
Basic earnings per common share:
Earnings per share from continuing operations	$2.41	$1.29
Earnings per share from discontinued operations	—	0.02
Earnings per common share	$2.41	$1.31
Weighted-average common shares outstanding	40.4	41.5
Diluted earnings per common share:
Earnings per share from continuing operations	$2.33	$1.23
Earnings per share from discontinued operations	—	0.02
Earnings per common share	$2.33	$1.25
Weighted-average common shares outstanding	41.8	43.5

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net income	$97.3	$54.2
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	0.3	0.4
Total other comprehensive income (loss) before taxes	0.3	0.4
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(0.1)	(0.2)
Other comprehensive income (loss)	0.2	0.2
Comprehensive income	$97.5	$54.4

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$360.2	$299.4
Receivables, net	351.5	401.1
Inventories	1,198.1	1,261.2
Other current assets	150.8	122.4
Total current assets	2,060.6	2,084.1
Property and Equipment, net	1,488.6	1,458.8
Goodwill	423.5	416.4
Other Intangible Assets, net	486.6	480.2
Operating Right-of-Use Lease Assets	293.6	293.2
Finance Right-of-Use Lease Assets	193.7	179.9
Other Assets	59.6	62.5
Total Assets	$5,006.2	$4,975.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$73.8	$89.8
Notes payable - floor plan - non-trade	1,122.3	1,178.6
Trade accounts payable	124.2	133.3
Operating short-term lease liabilities	37.0	36.2
Finance short-term lease liabilities	52.5	52.7
Other accrued liabilities	406.3	350.5
Current maturities of long-term debt	53.1	50.6
Total current liabilities	1,869.2	1,891.7
Long-Term Debt	1,493.2	1,510.7
Other Long-Term Liabilities	94.1	96.0
Operating Long-Term Lease Liabilities	263.8	264.8
Finance Long-Term Lease Liabilities	150.9	135.5
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 67,016,735 shares issued and 28,516,272 shares outstanding at March 31, 2022; 66,501,072 shares issued and 28,692,532 shares outstanding at December 31, 2021	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2022 and December 31, 2021	0.1	0.1
Paid-in capital	795.1	790.2
Retained earnings	1,138.9	1,051.7
Accumulated other comprehensive income (loss)	(1.1)	(1.3)
Treasury stock, at cost; 38,500,463 Class A Common Stock shares held at March 31, 2022 and 37,808,540 Class A Common Stock shares held at December 31, 2021	(798.7)	(765.0)
Total Stockholders’ Equity	1,135.0	1,076.4
Total Liabilities and Stockholders’ Equity	$5,006.2	$4,975.1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2020	65.6	$0.7	(35.8)	$(671.7)	12.0	$0.1	$767.5	$721.8	$(3.6)	$814.8
Shares awarded under stock compensation plans	0.4	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(1.0)	(42.2)	—	—	—	—	—	(42.2)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.2	0.2
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	3.5	—	—	3.5
Net income	—	—	—	—	—	—	—	54.2	—	54.2
Class A dividends declared ($0.10 per share)	—	—	—	—	—	—	—	(2.9)	—	(2.9)
Class B dividends declared ($0.10 per share)	—	—	—	—	—	—	—	(1.2)	—	(1.2)
Balance at March 31, 2021	66.0	$0.7	(36.8)	$(713.9)	12.0	$0.1	$771.0	$771.9	$(3.4)	$826.4

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4
Shares awarded under stock compensation plans	0.5	—	—	—	—	—	0.4	—	—	0.4
Purchases of treasury stock	—	—	(0.7)	(33.7)	—	—	—	—	—	(33.7)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.2	0.2
Restricted stock amortization	—	—	—	—	—	—	4.5	—	—	4.5
Net income	—	—	—	—	—	—	—	97.3	—	97.3
Class A dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(7.1)	—	(7.1)
Class B dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(3.0)	—	(3.0)
Balance at March 31, 2022	67.0	$0.7	(38.5)	$(798.7)	12.0	$0.1	$795.1	$1,138.9	$(1.1)	$1,135.0

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97.3	$54.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27.0	22.2
Debt issuance cost amortization	1.1	0.8
Stock-based compensation expense	4.5	3.5
Deferred income taxes	(3.2)	(2.9)
Other	(0.2)	0.4
Changes in assets and liabilities that relate to operations:
Receivables	53.4	(1.9)
Inventories	72.2	16.5
Other assets	(11.8)	9.6
Notes payable - floor plan – trade	(16.0)	(46.5)
Trade accounts payable and other liabilities	28.2	34.4
Total adjustments	155.2	36.1
Net cash provided by operating activities	252.5	90.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(28.4)	(8.8)
Purchases of land, property and equipment	(58.8)	(67.7)
Proceeds from sales of property and equipment	6.9	0.9
Net cash used in investing activities	(80.3)	(75.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on notes payable - floor plan - non-trade	(56.3)	(51.5)
Borrowings on revolving credit facilities	—	4.9
Repayments on revolving credit facilities	—	(4.9)
Debt issuance costs	(0.2)	—
Principal payments of long-term debt	(15.8)	(9.0)
Principal payments of long-term lease liabilities	(0.9)	(0.9)
Purchases of treasury stock	(33.7)	(42.2)
Issuance of shares under stock compensation plans	0.4	—
Dividends paid	(4.9)	(4.2)
Net cash used in financing activities	(111.4)	(107.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60.8	(93.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	299.4	170.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$360.2	$77.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$10.7	$19.1
Income taxes	$0.1	$(0.4)

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.
COVID-19 – The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020 and continued to affect the global economy and supply chain. The impact on the economy initially affected both consumer demand and supply of manufactured goods as many countries around the world and states and municipalities in the U.S. mandated restrictions on citizen movements (i.e., shelter-in-place or stay-at-home orders) or on in-person retail trade or manufacturing activities at physical locations.
The economic impact from the COVID-19 pandemic continues to impact our business. The global automotive supply chain has been significantly disrupted during the pandemic, primarily related to the production of semiconductors and other components that are used in many modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing is operating at lower than usual production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand and elevated levels of consumer savings, have led to low new and used vehicle inventory and a high new and used vehicle pricing environment, which drove lower retail new vehicle unit sales volumes across the industry.
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
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. As of March 31, 2022, our stores remain subject to both external and self-imposed health and safety policies and practices that may affect the way we sell vehicles and interact with our guests in the future. State and local governmental restrictions on consumer and business activity may be tightened again if conditions related to the pandemic worsen as a result of future coronavirus variants.
Recent Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Accounting Standards Codification (“ASC”) Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London InterBank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in ASC Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. We do not currently have any contracts that have been modified, amended or renegotiated to accommodate a transition to a new reference rate, but we will continue to evaluate any such modifications or amendments to our contracts to determine the applicability of this standard on our consolidated financial statements and related financial statement disclosures.
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
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 include approximately $24.4 million and $34.9 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in Receivables, net. Changes in contract assets from December 31, 2021 to March 31, 2022 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).
2. Business Acquisitions and Dispositions
We acquired two franchised dealership locations during the three months ended March 31, 2022 for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $28.4 million, including the impact of the RFJ Acquisition post-close adjustment. Of this amount, $13.7 million was related to the acquisition of the two franchised dealerships. The allocation of the $13.7 million aggregate gross purchase price for the acquisitions completed during the three months ended March 31, 2022 included inventory of $4.9 million, property and equipment of $0.1 million, franchise assets of $6.4 million, goodwill of $1.3 million, other assets of $1.1 million and other liabilities of $0.1 million. We did not acquire any businesses during the three months ended March 31, 2021. We did not dispose of any businesses during the three months ended March 31, 2022 and 2021.
RFJ Acquisition
On December 6, 2021 (the “Closing Date”), Sonic completed the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (collectively, “RFJ Auto”). On the Closing Date, RFJ Auto became a direct, wholly owned subsidiary of Sonic (the “RFJ Acquisition”). The RFJ Acquisition was $964.9 million, including a customary post-close adjustment of $14.7 million. The post-close adjustment consisted of additional acquired inventory of $4.3 million, other assets of $3.4 million, goodwill of $1.1 million, and a reduction in other liabilities of $5.9 million.
For further discussion of the RFJ Acquisition, see Note 2, “Business Acquisitions and Dispositions,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
	(In millions)
New vehicles	$278.2	$273.1
Used vehicles	730.8	807.2
Service loaners	112.5	106.3
Parts, accessories and other	76.6	74.6
Net inventories	$1,198.1	$1,261.2

4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
	(In millions)
Land	$451.2	$447.4
Buildings and improvements	1,278.1	1,240.5
Furniture, fixtures and equipment	470.1	451.2
Construction in progress	57.9	68.1
Total, at cost	2,257.3	2,207.2
Less accumulated depreciation	(768.7)	(746.2)
Subtotal	1,488.6	1,461.0
Less assets held for sale (1)	—	(2.2)
Property and equipment, net	$1,488.6	$1,458.8
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of December 31, 2021 consists of real property not currently used in operations that we expect to dispose of in the next 12 months.
There were no fixed asset impairment charges for the three months ended March 31, 2022 and March 31, 2021.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(In millions)
Carrying Amount of Goodwill:
Franchised Dealerships Segment	$219.8	213.5
EchoPark Segment	203.7	202.9
Total goodwill (1)	$423.5	$416.4
(1)Net of accumulated impairment losses of $1.1 billion.
The carrying amount of indefinite lived franchise assets was approximately $486.6 million and $480.2 million as of March 31, 2022 and December 31, 2021, respectively. We did not record any impairment charges as of March 31, 2022 or December 31, 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
	(In millions)
2021 Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
2019 Mortgage Facility (2)	87.3	90.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	202.5	213.4
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	130.5	132.8
Subtotal	$1,570.3	$1,586.2
Debt issuance costs	(24.0)	(24.9)
Total debt	1,546.3	1,561.3
Less current maturities	(53.1)	(50.6)
Long-term debt	$1,493.2	$1,510.7
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 100 basis points above LIBOR at both March 31, 2022 and December 31, 2021.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 basis points above LIBOR at both March 31, 2022 and December 31, 2021.
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to the lesser of $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the applicable revolving borrowing base, and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.85 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility that comprise the 2021 Floor Plan Facilities Plan Facility as the Company requests, with no more than 40% of the aggregate commitments allocated to the commitments under the used vehicle floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes.

As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2021 Revolving Credit Facility (the "2021 Revolving Borrowing Base"). The 2021 Revolving Credit Facility may be increase at our option up to $400.0 million upon satisfaction of certain conditions. As of March 31, 2022, the 2021 Revolving Borrowing Base was approximately $286.5 million based on balances as of such date. As of March 31, 2022, we had no outstanding borrowings and approximately $12.5 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $274.0 million remaining borrowing availability under the 2021 Revolving Credit Facility.

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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities.

4.625% Notes
On October 27, 2021, we issued $650.0 million in aggregate principal amount of 4.625% Notes, which will mature on November 15, 2029. Sonic used the net proceeds from the issuance of the 4.625% Notes to fund the RFJ Acquisition and to repay existing debt.

The 4.625% Notes were issued under an Indenture, dated as of October 27, 2021 (the “2029 Indenture”), by and among the Company, certain subsidiary guarantors named therein (collectively, the "Guarantors") and U.S. Bank National Association, as trustee (the “trustee”). The 4.625% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company's operating domestic subsidiaries. The non-domestic operating subsidiary that is not a guarantor is considered minor. Under certain circumstances set forth in the 2029 Indenture, the guarantees of the certain subsidiaries of the Company comprising the EchoPark Business (as defined in the 2029 Indenture) may be released. The 2029 Indenture also provides substantial flexibility for the Company to enter into fundamental transactions involving the EchoPark Business. The 2029 Indenture provides that interest on the 4.625% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2029 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature. The 4.625% Notes are redeemable by the Company under certain circumstances. For further discussion of the 4.625% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.

4.875% Notes

On October 27, 2021, we issued $500.0 million in aggregate principal amount of 4.875% Notes, which will mature on November 15, 2031. Sonic used the net proceeds from the issuance of the 4.875% Notes to fund the RFJ Acquisition and to repay existing debt.

The 4.875% Notes were issued under an Indenture, dated as of October 27, 2021 (the “2031 Indenture”), by and among the Company, the Guarantors and the trustee. The 4.875% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company's operating domestic subsidiaries. The non-domestic operating subsidiary that is not a guarantor is considered minor. Under certain circumstances set forth in the 2031 Indenture, the guarantees of the certain subsidiaries of the Company comprising the EchoPark Business (as defined in the 2031 Indenture) may be released. The 2031 Indenture also provides substantial flexibility for the Company to enter into fundamental transactions involving the Echo-Park Business. The 2031 Indenture provides that interest on the 4.875% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2031 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature. The 4.875% Notes are redeemable by the Company under certain circumstances. For further discussion of the 4.875% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.

2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”). On October 11, 2021, we entered into an amendment to the 2019 Mortgage Facility to permit the issuance of the 4.625% Notes and the 4.875% Notes.

Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of March 31, 2022, we had approximately $87.3 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $24.9 million under the 2019 Mortgage Facility.
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
For further discussion of the 2019 Mortgage Facility, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Notes to Finance Companies
As of March 31, 2022, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 3.62% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $333.0 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2022 and 2033.
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
We were in compliance with the financial covenants under the 2021 Credit Facilities and the 2019 Mortgage Facility as of March 31, 2022. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
March 31, 2022 actual	1.26	2.66	2.11
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2022, we had approximately $413.0 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2022.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2022, the ratio was 13.22 to 1.00.
7. Commitments and Contingencies
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, we did not have any exposure as of March 31, 2022 and had exposure of $4.0 million at December 31, 2021. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2022.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at both March 31, 2022 and December 31, 2021.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021 were approximately $1.6 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2022	December 31, 2021
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$38.5	$39.5
Total assets	$38.5	$39.5

Liabilities:
Deferred compensation plan (2)	$23.5	$24.4
Total liabilities	$23.5	$24.4
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were no instances during the three months ended March 31, 2022 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of October 1, 2022 or as events or changes in circumstances require.
As of March 31, 2022 and December 31, 2021, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022 and December 31, 2021, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$443.8	$500.0	$504.8	$500.0
4.625% Notes (1)	$580.1	$650.0	$655.9	$650.0
(1)As determined by market quotations from similar securities as of March 31, 2022 and December 31, 2021, respectively (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.
9. Segment Information
As of March 31, 2022, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,345.7	$1,134.0
Fleet new vehicles	148.6	22.3
Total new vehicles	1,494.3	1,156.3
Used vehicles	853.7	661.5
Wholesale vehicles	106.3	56.2
Parts, service and collision repair	380.5	308.1
Finance, insurance and other, net	126.5	97.6
Franchised Dealerships Segment revenues	$2,961.3	2279.7

EchoPark Segment revenues:
Retail new vehicles	$5.6	—
Used vehicles	517.2	441.4
Wholesale vehicles	62.4	18.6
Finance, insurance and other, net	40.1	47.1
EchoPark Segment revenues	$625.3	$507.1

Total consolidated revenues	$3,586.6	$2,786.8

	Three Months Ended March 31,
	2022	2021
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment	$163.8	$70.6
EchoPark Segment	(34.9)	2.0
Income from continuing operations before taxes	$128.9	$72.6
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Depreciation and Amortization:
Franchised Dealerships Segment	$24.9	$20.4
EchoPark Segment	5.0	3.2
Total depreciation and amortization	$29.9	$23.6

	Three Months Ended March 31,
	2022	2021
	(In millions)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$3.3	$4.1
EchoPark Segment	1.7	1.0
Total floor plan interest expense	$5.0	$5.1

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2022	2021
	(In millions)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$20.0	$10.0
EchoPark Segment	0.8	0.3
Total interest expense, other, net	$20.8	$10.3

	Three Months Ended March 31,
	2022	2021
	(In millions)
Capital Expenditures:
Franchised Dealerships Segment	$30.2	$46.2
EchoPark Segment	28.6	21.5
Total capital expenditures	$58.8	$67.7

	March 31, 2022	December 31, 2021
	(In millions)
Assets:
Franchised Dealerships Segment	$3,986.9	$3,934.9
EchoPark Segment	659.1	740.6
Corporate and other:
Cash and cash equivalents	360.2	299.4
Other corporate assets	—	0.2
Total assets	$5,006.2	$4,975.1

10. Subsequent Events
Subsequent to March 31, 2021, we repurchased an additional 1.0 million shares of Class A Common Stock at an average price of $42.40, resulting in current remaining availability of approximately $150.0 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The three months ended March 31, 2022 were the first full quarterly period to include the results of the locations acquired in the RFJ Auto Acquisition. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had two reportable segments as of March 31, 2022: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2022, we operated 111 stores in the Franchised Dealerships Segment and 47 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 142 new vehicle franchises (representing 29 different brands of cars and light trucks) and 17 collision repair centers in 18 states. As of March 31, 2022, we operated 47 EchoPark stores in 19 states, including 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021. Under our current EchoPark growth plan, we plan to open 25 additional EchoPark stores annually through 2025 as we build out a nationwide EchoPark distribution network expected to reach 90% of the U.S. population by 2025.
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
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) was approximately 14.2 million for the three months ended March 31, 2022, a decrease 16.0%, compared to 16.9 million vehicles for the three months ended March 31, 2021, according to data from Bloomberg Finance L.P., provided by Stephens Inc. For 2022, analysts’ industry expectation for the new vehicle SAAR ranges from 14.5 million vehicles (a 3.3% decrease compared to 2021) to 16.0 million vehicles (an increase of 6.7% compared to 2021). We estimate the 2022 new vehicle SAAR will be between 15.0 million vehicles (flat compared to 2021) and 15.5 million vehicles (an increase of 3.3% compared to 2021). The ongoing effects of the COVID-19 pandemic, availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2022 total new vehicle SAAR to vary from our expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the Power Information Network (“PIN”) from J.D. Power, industry retail new vehicle SAAR was 12.7 million vehicles for the three months ended March 31, 2022, a decrease of 11.2% from 14.3 million vehicles in the prior year period.
Impact of COVID-19 and Supply Chain Disruptions
The ongoing effects of the COVID-19 pandemic continue to evolve. While we currently expect to see continued economic growth in 2022, a change of circumstances in the general economy or the course of the pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, particularly if the pandemic worsens or interest rates continue to rise. This may lead to increased asset recovery and valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy have negatively impacted our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. We have also seen a tightening in the supply of new and used vehicles due, in part, to the COVID-19 pandemic, which is likely to continue in 2022. These and other factors may adversely impact our revenues, operating income and earnings per share financial measures.
In addition, the global automotive supply chain has been significantly disrupted during the pandemic, primarily related to the production of semiconductors and other components that are used in modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing is operating at lower than usual production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand and elevated levels of consumer savings, have led to low new vehicle inventory and a high new and used vehicle pricing environment, which drove lower retail new vehicle unit sales volume in the first quarter of 2022. While we believe that new vehicle and parts production levels should begin to improve in the first half of 2022, there is a risk that new vehicle and certain parts inventory levels remain at a low level or worsen, which could cause actual 2022 new vehicle SAAR to vary from our expectations.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores in 2021, including the RFJ Acquisition in December 2021, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
Retail new vehicle revenue decreased 1.9% during the three months ended March 31, 2022, primarily driven by a 14.5% decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit increased 100.4% during the three months ended March 31, 2022, due to a 14.8% increase in retail new vehicle average selling prices. Retail new vehicle gross profit per unit increased $3,899 per unit, or 134.4%, to $6,799 per unit during the three months ended March 31, 2022, due primarily to higher average selling prices due in part to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain disruptions and production delays. Many of our new vehicles are being pre-ordered and delivered to customers shortly after the vehicles arrive at our stores. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment days’ supply of new vehicle inventory was 15 days as of March 31, 2022 compared to 43 days as of March 31, 2021.
Retail used vehicle revenue increased 9.7% during the three months ended March 31, 2022, driven by higher average selling prices. Retail used vehicle gross profit increased 13.6% during the three months ended March 31, 2022, due to an increase in retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit increased $455 per unit, or 35.7%, to $1,728 per unit during the three months ended March 31, 2022, due primarily to higher average selling prices due in part to shortages of new vehicle inventory. Wholesale vehicle gross profit decreased by approximately $1.2 million in the three months ended March 31, 2022, due primarily to a $180 per unit, or 163.6%, decrease in wholesale vehicle gross profit per unit. In the past, we have focused on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 33 and 27 days as of March 31, 2022 and 2021, respectively.
Fixed Operations revenue increased 12.3% during the three months ended March 31, 2022, and Fixed Operations gross profit increased 10.0% during the three months ended March 31, 2022. Fixed Operations gross margin decreased 110 basis points during the three months ended March 31, 2022 to 49.2%, driven primarily by an increase in customer pay revenue contribution and higher customer pay gross margin.
F&I revenue increased 6.6% during the three months ended March 31, 2022, driven primarily by an increases in F&I gross profit per retail unit. F&I gross profit per retail unit increased $472 per unit, or 26.1%, to $2,280 per unit during the three months ended March 31, 2022. We believe that our proprietary software applications, playbook processes and guest-centric

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines.
EchoPark Segment
Reported total EchoPark Segment revenue increased 23.3% during the three months ended March 31, 2022, driven primarily by continued expansion of our nationwide distribution network and higher average selling prices. Reported total gross profit decreased 3.5% during the three months ended March 31, 2022, due primarily to decreases in retail used vehicle unit sales volume.
Reported retail used vehicle revenue increased 17.2% in the three months ended March 31, 2022. F&I revenue decreased 14.5% during the three months ended March 31, 2022, driven primarily by a 23.8% decrease in retail used vehicle unit sales volume during the three months ended March 31, 2022. Reported combined retail used vehicle and F&I gross profit per unit increased $437 per unit, or 18.8%, to $2,755, per unit during the three months ended March 31, 2022, due primarily to generally increased average selling prices driven by inventory shortages.
Wholesale vehicle gross profit improved by approximately $1.6 million during the three months ended March 31, 2022, due in part to higher average wholesale prices as a result of increased demand for used vehicles at auction. We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 57 and 40 days as of March 31, 2022 and 2021, respectively. The elevated level of used vehicle inventory days’ supply as of March 31, 2022 was due primarily to the opening of new EchoPark stores, which require additional inventory on hand but are not yet generating retail used vehicle sales at the rate of a more mature store.
EchoPark same market total revenues decreased 18.9% during the three months ended March 31, 2022, driven primarily by decreases in used vehicle unit sales volume. EchoPark same market total gross profit decreased 48.9% during the three months ended March 31, 2022, due primarily to lower retail used vehicle unit sales volume and a 11.3% decrease in total gross profit per unit, to $2,064 per unit.

Results of Operations – Consolidated
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Brand	2022	2021
Luxury:
BMW	22.8%	23.8%
Mercedes	10.3%	12.8%
Audi	4.6%	7.2%
Lexus	4.4%	5.1%
Land Rover	3.0%	4.5%
Porsche	2.5%	3.7%
Cadillac	1.9%	3.0%
Volvo	0.9%	—%
MINI	0.8%	0.9%
Other luxury (1)	0.4%	2.5%
Total Luxury	51.6%	63.5%
Mid-line Import:
Honda	8.6%	13.1%
Toyota	8.4%	9.1%
Volkswagen	1.5%	1.2%
Hyundai	1.3%	1.0%
Other Import (2)	1.6%	0.4%
Total Mid-line Import	21.4%	24.8%
Domestic:
Ford	13.3%	5.9%
Chrysler, Dodge, Jeep, and Ram	10.3%	—%
General Motors (3)	3.4%	5.8%
Total Domestic	27.0%	11.7%
Total	100.0%	100.0%
(1)Includes Acura, Infiniti and Jaguar
(2)Includes Mazda, Nissan and Subaru
(3)Includes Buick, Chevrolet and GMC

The U.S. retail automotive industry's new vehicle unit sales volume reflects all brands marketed or sold in the U.S. This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore, our new vehicle unit sales volume may not trend directly in line with the industry new vehicle unit sales volume. We believe that the retail new vehicle industry sales volume is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.
Beginning in the middle of March 2020, the COVID-19 pandemic began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business disruptions in the automotive supply chain have caused lower than expected levels of vehicle production, which, combined with consumer demand for new vehicles, drove lower than typical levels of new vehicle inventory during 2021. Low levels of new vehicle inventory have resulted in higher average selling prices for new vehicles and we believe had a negative impact on retail new vehicle SAAR for the three months ended March 31, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	12.7	14.3	(11.2)%
Fleet new vehicle SAAR	1.5	2.6	(42.3)%
Total new vehicle SAAR (2)	14.2	16.9	(16.0)%
(1)Source: PIN from J.D. Power
(2)Source: Bloomberg Finance L.P., provided by Stephens Inc.

Our consolidated reported new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,351.3	$1,134.0	$217.3	19.2%
Fleet new vehicle revenue	148.6	22.3	126.3	566.4%
Total new vehicle revenue	$1,499.9	$1,156.3	$343.6	29.7%

Retail new vehicle gross profit	$167.7	$69.2	$98.5	142.3%
Fleet new vehicle gross profit	0.8	0.2	0.6	300.0%
Total new vehicle gross profit	$168.5	$69.4	$99.1	142.8%

Retail new vehicle unit sales	24,687	23,817	870	3.7%
Fleet new vehicle unit sales	4,381	541	3,840	709.8%
Total new unit sales	29,068	24,358	4,710	19.3%

Revenue per retail unit	$54,737	$47,613	$7,124	15.0%
Revenue per fleet unit	33,919	41,220	(7,301)	(17.7)%
Total revenue per unit	$51,600	$47,472	$4,128	8.7%

Gross profit per retail unit	$6,793	$2,906	$3,887	133.8%
Gross profit per fleet unit	193	459	(266)	(58.0)%
Total gross profit per unit	$5,798	$2,852	$2,946	103.3%

Retail gross profit as a % of revenue	12.4%	6.1%	630	bps
Fleet gross profit as a % of revenue	0.5%	0.9%	(40)	bps
Total gross profit as a % of revenue	11.2%	6.0%	520	bps

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

As a result of low levels of new vehicle inventory and a heightened demand for used vehicles (both by retail consumers and dealers at wholesale auction), used vehicle prices reached an all-time high during the first quarter of 2022. Depending on

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the mix of inventory sourcing (trade-in versus wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given the current used vehicle environment.
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported used vehicle:
Revenue	$1,370.9	$1,090.1	$280.8	25.8%
Gross profit	$48.2	$30.9	$17.3	56.0%
Unit sales	42,073	46,906	(4,833)	(10.3)%
Revenue per unit	$32,584	$23,240	$9,344	40.2%
Gross profit per unit	$1,144	$658	$486	73.9%
Gross profit as a % of revenue	3.5%	2.8%	70	bps

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

Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$168.7	$74.8	$93.9	125.5%
Gross profit (loss)	$1.4	$0.9	$0.5	55.6%
Unit sales	10,421	9,693	728	7.5%
Revenue per unit	$16,188	$7,718	$8,470	109.7%
Gross profit (loss) per unit	$147	$88	$59	67.0%
Gross profit (loss) as a % of revenue	0.8%	1.1%	(30)	bps

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

Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$159.7	$133.6	$26.1	19.5%
Warranty	53.0	53.1	(0.1)	(0.2)%
Wholesale parts	49.8	34.7	15.1	43.5%
Internal, sublet and other	118.0	99.5	18.5	18.6%
Total revenue	$380.5	$320.9	$59.6	18.6%

Gross profit
Customer pay	$91.4	$76.0	$15.4	20.3%
Warranty	31.6	30.9	0.7	2.3%
Wholesale parts	8.9	6.1	2.8	45.9%
Internal, sublet and other	54.7	42.0	12.7	30.2%
Total gross profit	$186.6	$155.0	$31.6	20.4%

Gross profit as a % of revenue
Customer pay	57.3%	56.9%	40	bps
Warranty	59.5%	58.2%	130	bps
Wholesale parts	17.9%	17.6%	30	bps
Internal, sublet and other	46.4%	42.2%	420	bps
Total gross profit as a % of revenue	49.0%	48.3%	70	bps

For further analysis of Fixed Operations results, see the table and discussion under the headings “Fixed Operations – Franchised Dealerships Segment” in the Franchised Dealerships Segment sections, below.

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

Our consolidated reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$166.6	$144.7	$21.9	15.1%
Unit sales	66,760	70,723	(3,963)	(5.6)%
Gross profit per retail unit (excludes fleet)	$2,495	$2,045	$450	22.0%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores in 2021, including the RFJ Acquisition in December 2021, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.
New Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,109.7	$1,130.7	$(21.0)	(1.9)%
Acquisitions, open points, dispositions and holding company	236.0	3.3	232.7	NM
Total as reported	$1,345.7	$1,134.0	$211.7	18.7%

Fleet new vehicle revenue:
Same store	$13.6	$22.3	$(8.7)	(39.0)%
Acquisitions, open points, dispositions and holding company	135.0	—	135.0	NM
Total as reported	$148.6	$22.3	$126.3	566.4%

Total new vehicle revenue:
Same store	$1,123.3	$1,153.0	$(29.7)	(2.6)%
Acquisitions, open points, dispositions and holding company	371.0	3.3	367.7	NM
Total as reported	$1,494.3	$1,156.3	$338.0	29.2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail new vehicle gross profit:
Same store	$137.9	$68.8	$69.1	100.4%
Acquisitions, open points, dispositions and holding company	28.7	0.4	28.3	NM
Total as reported	$166.6	$69.2	$97.4	140.8%

Fleet new vehicle gross profit:
Same store	$0.7	$0.3	$0.4	133.3%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$0.8	$0.3	$0.5	166.7%

Total new vehicle gross profit:
Same store	$138.6	$69.1	$69.5	100.6%
Acquisitions, open points, dispositions and holding company	28.8	0.4	28.4	NM
Total as reported	$167.4	$69.5	$97.9	140.9%

Retail new vehicle unit sales:
Same store	20,283	23,736	(3,453)	(14.5)%
Acquisitions, open points, dispositions and holding company	4,319	81	4,238	NM
Total as reported	24,602	23,817	785	3.3%

Fleet new vehicle unit sales:
Same store	277	541	(264)	(48.8)%
Acquisitions, open points, dispositions and holding company	4,104	—	4,104	NM
Total as reported	4,381	541	3,840	709.8%

Total new vehicle unit sales:
Same store	20,560	24,277	(3,717)	(15.3)%
Acquisitions, open points, dispositions and holding company	8,423	81	8,342	NM
Total as reported	28,983	24,358	4,625	19.0%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,345.7	$1,134.0	$211.7	18.7%
Fleet new vehicle revenue	148.6	22.3	126.3	566.4%
Total new vehicle revenue	$1,494.3	$1,156.3	$338.0	29.2%

Retail new vehicle gross profit	$166.6	$69.2	$97.4	140.8%
Fleet new vehicle gross profit	0.8	0.3	0.5	166.7%
Total new vehicle gross profit	$167.4	$69.5	$97.9	140.9%

Retail new vehicle unit sales	24,602	23,817	785	3.3%
Fleet new vehicle unit sales	4,381	541	3,840	709.8%
Total new unit sales	28,983	24,358	4,625	19.0%

Revenue per retail unit	$54,699	$47,613	$7,086	14.9%
Revenue per fleet unit	33,919	41,220	(7,301)	(17.7)%
Total revenue per unit	$51,558	$47,472	$4,086	8.6%

Gross profit per retail unit	$6,771	$2,906	$3,865	133.0%
Gross profit per fleet unit	193	459	(266)	(58.0)%
Total gross profit per unit	$5,777	$2,852	$2,925	102.6%

Retail gross profit as a % of revenue	12.4%	6.1%	630	bps
Fleet gross profit as a % of revenue	0.5%	1.3%	(80)	bps
Total gross profit as a % of revenue	11.2%	6.0%	520	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,109.7	$1,130.7	$(21.0)	(1.9)%
Fleet new vehicle revenue	13.6	22.3	(8.7)	(39.0)%
Total new vehicle revenue	$1,123.3	$1,153.0	$(29.7)	(2.6)%

Retail new vehicle gross profit	$137.9	$68.8	$69.1	100.4%
Fleet new vehicle gross profit	0.7	0.3	0.4	133.3%
Total new vehicle gross profit	$138.6	$69.1	$69.5	100.6%

Retail new vehicle unit sales	20,283	23,736	(3,453)	(14.5)%
Fleet new vehicle unit sales	277	541	(264)	(48.8)%
Total new unit sales	20,560	24,277	(3,717)	(15.3)%

Revenue per retail unit	$54,711	$47,637	$7,074	14.8%
Revenue per fleet unit	49,097	41,220	7,877	19.1%
Total revenue per unit	$54,635	$47,494	$7,141	15.0%

Gross profit per retail unit	$6,799	$2,900	$3,899	134.4%
Gross profit per fleet unit	2,348	459	1,889	411.5%
Total gross profit per unit	$6,739	$2,846	$3,893	136.8%

Retail gross profit as a % of revenue	12.4%	6.1%	630	bps
Fleet gross profit as a % of revenue	5.1%	1.3%	380	bps
Total gross profit as a % of revenue	12.3%	6.0%	630	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Retail new vehicle revenue decreased 1.9% due primarily to lower new vehicle unit sales volume as compared to the prior period. Retail new vehicle gross profit increased approximately $69.1 million, or 100.4%, as a result of higher retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $3,899 per unit, or 134.4%, to $6,799 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total used vehicle revenue:
Same store	$723.1	$659.1	$64.0	9.7%
Acquisitions, open points, dispositions and holding company	130.6	2.4	128.2	NM
Total as reported	$853.7	$661.5	$192.2	29.1%

Total used vehicle gross profit:
Same store	$39.2	$34.5	$4.7	13.6%
Acquisitions, open points, dispositions and holding company	7.7	(2.5)	10.2	408.0%
Total as reported	$46.9	$32.0	$14.9	46.6%

Total used vehicle unit sales:
Same store	22,717	27,120	(4,403)	(16.2)%
Acquisitions, open points, dispositions and holding company	4,361	116	4,245	NM
Total as reported	27,078	27,236	(158)	(0.6)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported used vehicle:
Revenue	$853.7	$661.5	$192.2	29.1%
Gross profit	$46.9	$32.0	$14.9	46.6%
Unit sales	27,078	27,236	(158)	(0.6)%
Revenue per unit	$31,527	$24,289	$7,238	29.8%
Gross profit per unit	$1,731	$1,175	$556	47.3%
Gross profit as a % of revenue	5.5%	4.8%	70	bps

Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store used vehicle:
Revenue	$723.1	$659.1	$64.0	9.7%
Gross profit	$39.2	$34.5	$4.7	13.6%
Unit sales	22,717	27,120	(4,403)	(16.2)%
Revenue per unit	$31,831	$24,303	$7,528	31.0%
Gross profit per unit	$1,728	$1,273	$455	35.7%
Gross profit as a % of revenue	5.4%	5.2%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Store Franchised Dealerships Segment Used Vehicles – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Retail used vehicle revenue increased approximately $64.0 million, or 9.7%, driven primarily by a 31.0% increase in retail used vehicle revenue per unit, offset partially by a 16.2% decrease in retail used vehicle unit sales volume due to higher industry used vehicle prices and higher consumer interest rates which drove down the demand for used vehicles during the first quarter of 2022. Retail used vehicle gross profit increased approximately $4.7 million, or 13.6%, driven primarily by a $455 per unit increase in retail used vehicle gross profit per unit.

Wholesale Vehicles – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$82.5	$56.0	$26.5	47.3%
Acquisitions, open points, dispositions and holding company	23.8	0.2	23.6	NM
Total as reported	$106.3	$56.2	$50.1	89.1%

Total wholesale vehicle gross profit (loss):
Same store	$(0.4)	$0.8	$(1.2)	(150.0)%
Acquisitions, open points, dispositions and holding company	—	(0.1)	0.1	100.0%
Total as reported	$(0.4)	$0.7	$(1.1)	(157.1)%

Total wholesale vehicle unit sales:
Same store	5,362	6,803	(1,441)	(21.2)%
Acquisitions, open points, dispositions and holding company	1,410	29	1,381	NM
Total as reported	6,772	6,832	(60)	(0.9)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$106.3	$56.2	$50.1	89.1%
Gross profit (loss)	$(0.4)	$0.7	$(1.1)	(157.1)%
Unit sales	6,772	6,832	(60)	(0.9)%
Revenue per unit	$15,697	$8,227	$7,470	90.8%
Gross profit (loss) per unit	$(60)	$108	$(168)	(155.6)%
Gross profit (loss) as a % of revenue	(0.4)%	1.2%	(160)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$82.5	$56.0	$26.5	47.3%
Gross profit (loss)	$(0.4)	$0.8	$(1.2)	(150.0)%
Unit sales	5,362	6,803	(1,441)	(21.2)%
Revenue per unit	$15,386	$8,232	$7,154	86.9%
Gross profit (loss) per unit	$(70)	$110	$(180)	(163.6)%
Gross profit (loss) as a % of revenue	(0.5)%	1.4%	(190)	bps

We generally focus on maintaining used vehicle inventory days’ supply in the 30- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 33 and 27 days as of March 31, 2022 and 2021, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Wholesale vehicle revenue increased approximately $26.5 million, or 47.3%, driven primarily by an 86.9% increase in wholesale vehicle revenue per unit, offset partially by a 21.2% decrease in wholesale vehicle unit sales volume due to fewer trade-ins as a result of decreased new and used vehicle sales activity during the first quarter of 2022. Wholesale vehicle gross profit decreased approximately $1.2 million, driven primarily by a $180 per unit, or 163.6%, decrease in wholesale vehicle gross profit per unit as a result of lower wholesale gross profit levels combined with a decrease in unit sales.
Fixed Operations – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$344.7	$306.9	$37.8	12.3%
Acquisitions, open points, dispositions and holding company	35.8	1.2	34.6	NM
Total as reported	$380.5	$308.1	$72.4	23.5%

Total Fixed Operations gross profit:
Same store	$169.7	$154.3	$15.4	10.0%
Acquisitions, open points, dispositions and holding company	16.9	1.0	15.9	NM
Total as reported	$186.6	$155.3	$31.3	20.2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$176.4	$133.3	$43.1	32.3%
Warranty	52.7	53.1	(0.4)	(0.8)%
Wholesale parts	49.7	34.7	15.0	43.2%
Internal, sublet and other	101.7	87.0	14.7	16.9%
Total revenue	$380.5	$308.1	$72.4	23.5%

Gross profit
Customer pay	$97.8	$76.0	$21.8	28.7%
Warranty	31.4	30.9	0.5	1.6%
Wholesale parts	8.9	6.1	2.8	45.9%
Internal, sublet and other	48.5	42.3	6.2	14.7%
Total gross profit	$186.6	$155.3	$31.3	20.2%

Gross profit as a % of revenue
Customer pay	55.4%	57.0%	(160)	bps
Warranty	59.5%	58.2%	130	bps
Wholesale parts	17.8%	17.6%	20	bps
Internal, sublet and other	47.7%	48.6%	(90)	bps
Total gross profit as a % of revenue	49.0%	50.4%	(140)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$161.8	$132.7	$29.1	21.9%
Warranty	50.4	53.0	(2.6)	(4.9)%
Wholesale parts	46.0	34.6	11.4	32.9%
Internal, sublet and other	86.5	86.6	(0.1)	(0.1)%
Total revenue	$344.7	$306.9	$37.8	12.3%

Gross profit
Customer pay	$91.2	$75.6	$15.6	20.6%
Warranty	29.7	30.8	(1.1)	(3.6)%
Wholesale parts	8.3	6.1	2.2	36.1%
Internal, sublet and other	40.5	41.8	(1.3)	(3.1)%
Total gross profit	$169.7	$154.3	$15.4	10.0%

Gross profit as a % of revenue
Customer pay	56.3%	57.0%	(70)	bps
Warranty	58.8%	58.1%	70	bps
Wholesale parts	18.0%	17.6%	40	bps
Internal, sublet and other	46.8%	48.3%	(150)	bps
Total gross profit as a % of revenue	49.2%	50.3%	(110)	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Fixed Operations revenue increased approximately $37.8 million, or 12.3%, and Fixed Operations gross profit increased approximately $15.4 million, or 10.0%. Customer pay gross profit increased approximately $15.6 million, or 20.6%, warranty gross profit decreased approximately $1.1 million, or 3.6%, wholesale parts gross profit increased approximately $2.2 million, or 36.1%, and internal, sublet and other gross profit decreased approximately $1.3 million, or 3.1%. While our Fixed Operations business was not specifically restricted by state and local shelter-in-place or stay-at-home orders, consumer behavior was disrupted by such orders beginning in March 2020 and we experienced lower levels of Fixed Operations activity in the March 2021. Consumer activity has continued to improve, and we anticipate a continuing recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels in the remainder of 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$98.1	$92.0	$6.1	6.6%
Acquisitions, open points, dispositions and holding company	28.4	5.6	22.8	407.1%
Total as reported	$126.5	$97.6	$28.9	29.6%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,280	$1,808	$472	26.1%
Reported	$2,448	$1,910	$538	28.2%

Total combined retail new and used vehicle unit sales:
Same store	43,000	50,856	(7,856)	(15.4)%
Acquisitions, open points, dispositions and holding company	8,680	197	8,483	NM
Total as reported	51,680	51,053	627	1.2%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$126.5	$97.6	$28.9	29.6%
Total combined retail new and used vehicle unit sales	51,680	51,053	627	1.2%
Gross profit per retail unit (excludes fleet)	$2,448	$1,910	$538	28.2%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$98.1	$92.0	$6.1	6.6%
Total combined retail new and used vehicle unit sales	43,000	50,856	(7,856)	(15.4)%
Gross profit per retail unit (excludes fleet)	$2,280	$1,808	$472	26.1%

Same Store Franchised Dealerships Segment F&I – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
F&I gross profit per retail unit increased $472 per unit, or 26.1%, to $2,280 per unit, primarily due to an increase in gross profit per finance contract and an increase in the aftermarket contract penetration rate. F&I revenue increased approximately $6.1 million, or 6.6%, due to the following:
Finance contract revenue for new and used vehicles increased 4.6%, primarily due to a 25.6% increase in gross revenue per finance contract, offset partially by a 16.7% decrease in finance contract volume and a 110-basis point decrease in the finance contract penetration rate. Service contract revenue for new and used vehicles increased 0.7%, driven by a 4.6% increase in gross revenue per service contract, and a 520-basis point increase in the service contract penetration rate, offset partially by a 3.7% decrease in service contract volume. Aftermarket contract revenue increased 11.9%, driven by a 12.7% increase in gross

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
revenue per other aftermarket contract and a 2,570-basis point increase in the aftermarket contract penetration rate, offset partially by a 0.7% decrease in aftermarket contract volume.

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
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total used vehicle revenue:
Same market	$293.4	$391.7	$(98.3)	(25.1)%
New markets	223.8	49.7	174.1	350.3%
Total as reported	$517.2	$441.4	$75.8	17.2%

Total used vehicle gross profit (loss):
Same market	$(3.9)	$(1.6)	$(2.3)	(143.8)%
New markets	5.2	0.2	5.0	NM
Total as reported	$1.3	$(1.4)	$2.7	192.9%

Total used vehicle unit sales:
Same market	8,984	17,358	(8,374)	(48.2)%
New markets	6,011	2,312	3,699	160.0%
Total as reported	14,995	19,670	(4,675)	(23.8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$22.4	$41.9	$(19.5)	(46.5)%
New markets	17.7	5.2	12.5	240.4%
Total as reported	$40.1	$47.1	$(7.0)	(14.9)%

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$517.2	$441.4	$75.8	17.2%
Used vehicle gross profit (loss)	$1.3	$(1.4)	$2.7	192.9%
Used vehicle unit sales	14,995	19,670	(4,675)	(23.8)%
Used vehicle revenue per unit	$34,491	$22,438	$12,053	53.7%
F&I revenue	$40.1	$47.1	$(7.0)	(14.5)%
Combined used vehicle gross profit and F&I revenue	$41.4	$45.7	$(4.3)	(9.4)%
Total used vehicle and F&I gross profit per unit	$2,755	$2,318	$437	18.8%

Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$293.4	$391.7	$(98.3)	(25.1)%
Used vehicle gross profit (loss)	$(3.9)	$(1.6)	$(2.3)	(143.8)%
Used vehicle unit sales	8,984	17,358	(8,374)	(48.2)%
Used vehicle revenue per unit	$32,658	$22,566	$10,092	44.7%
F&I revenue	$22.4	$41.9	$(19.5)	(46.5)%
Combined used vehicle gross profit and F&I revenue	$18.5	$40.3	$(21.8)	(54.1)%
Total used vehicle and F&I gross profit per unit	$2,064	$2,327	$(263)	(11.3)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Franchised Dealerships Segment” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$45.4	$16.6	$28.8	173.5%
New markets	17.0	2.0	15.0	750.0%
Total as reported	$62.4	$18.6	$43.8	235.5%

Total wholesale vehicle gross profit (loss):
Same market	$1.8	$0.1	$1.7	NM
New markets	—	0.1	(0.1)	(100.0)%
Total as reported	$1.8	$0.2	$1.6	800.0%

Total wholesale vehicle unit sales:
Same market	2,438	2,501	(63)	(2.5)%
New markets	1,211	360	851	236.4%
Total as reported	$3,649	$2,861	$788	27.5%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$62.4	$18.6	$43.8	235.5%
Gross profit (loss)	$1.8	$0.2	$1.6	NM
Unit sales	3,649	2,861	788	27.5%
Revenue per unit	$17,101	$6,503	$10,598	163.0%
Gross profit (loss) per unit	$530	$39	$491	NM
Gross profit (loss) as a % of revenue	2.9%	0.6%	230	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$45.4	$16.6	$28.8	173.5%
Gross profit (loss)	$1.8	$0.1	$1.7	NM
Unit sales	2,438	2,501	(63)	(2.5)%
Revenue per unit	$18,622	$6,637	$11,985	180.6%
Gross profit (loss) per unit	$732	$47	$685	NM
Gross profit (loss) as a % of revenue	4.0%	0.6%	340	bps
NM = Not Meaningful

Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Same market wholesale vehicle revenue increased 173.5% and same market wholesale vehicle gross profit improved by approximately $1.7 million, due primarily to a 180.6% increase in wholesale vehicle revenue per unit, which drove a $685 per unit increase in same market wholesale vehicle gross profit per unit, due to excess demand in the wholesale auction market driving higher average wholesale pricing. Given EchoPark’s retail inventory mix, the majority of vehicles acquired from guests on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. However, a successful acquisition of a guest’s trade-in vehicle often facilitates a retail used vehicle sale transaction that otherwise may not have occurred, driving higher overall gross profit. Our overall EchoPark inventory acquisition and pricing strategy reduces the risk of aged inventory that must be sold at auction (which would typically have a higher wholesale vehicle gross loss per unit) and increases the volume of trade-ins that we obtain from guests.

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

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,345.7	$1,134.0	$211.7	18.7%
Fleet new vehicles	148.6	22.3	126.3	566.4%
Total new vehicles	1,494.3	1,156.3	338.0	29.2%
Used vehicles	853.7	661.5	192.2	29.1%
Wholesale vehicles	106.3	56.2	50.1	89.1%
Parts, service and collision repair	380.5	308.1	72.4	23.5%
Finance, insurance and other, net	126.5	97.6	28.9	29.6%
Franchised Dealerships Segment revenues	$2,961.3	$2,279.7	$681.6	29.9%

EchoPark Segment revenues:
Retail new vehicles	$5.6	$—	$5.6	100.0%
Used vehicles	517.2	441.4	75.8	17.2%
Wholesale vehicles	62.4	18.6	43.8	235.5%
Finance, insurance and other, net	40.1	47.1	(7.0)	(14.9)%
EchoPark Segment revenues	$625.3	$507.1	$118.2	23.3%

Total consolidated revenues	$3,586.6	$2,786.8	$799.8	28.7%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$163.8	$70.6	$93.2	132.0%
EchoPark Segment	(34.9)	2.0	(36.9)	NM
Total segment income	$128.9	$72.6	$56.3	77.5%
Impairment charges	—	—	—	—%
Income from continuing operations before taxes	$128.9	$72.6	$56.3	77.5%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	51,680	51,053	627	1.2%
EchoPark Segment	15,080	19,670	(4,590)	(23.3)%
Total retail new and used vehicle unit sales volume	66,760	70,723	(3,963)	(5.6)%
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
The following table sets forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$252.5	$188.5	$(64.0)	(34.0)%
Advertising	26.2	12.2	(14.0)	(114.8)%
Rent	12.7	13.7	1.0	7.3%
Other	95.6	75.0	(20.6)	(27.5)%
Total SG&A expenses	$387.0	$289.4	$(97.6)	(33.7)%

SG&A expenses as a % of gross profit:
Compensation	44.2%	47.0%	280	bps
Advertising	4.6%	3.0%	(160)	bps
Rent	2.2%	3.4%	120	bps
Other	16.7%	18.8%	210	bps
Total SG&A expenses as a % of gross profit	67.7%	72.2%	450	bps

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Overall SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher compensation levels as a result of higher vehicle unit sales volume and higher overall gross profit levels. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, primarily due to increased sales associate productivity during the three months ended March 31, 2022 as well as higher overall gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of our continued investment in EchoPark and the effect of acquisitions in the prior year. Rent expense decreased in both dollar amount and as a percentage of gross profit primarily due to higher levels of overall gross profit. Other SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher overall gross profit levels and a continued focus on expense optimization.
Impairment Charges – Consolidated
We did not record any impairment charges for the three months ended March 31, 2022 or 2021.
Depreciation and Amortization – Consolidated
Depreciation expense increased approximately $6.3 million, or 26.7%, during the three months ended March 31, 2022, due primarily to acquisitions and the opening of additional EchoPark stores and the construction projects completed and placed in service into our Franchised Dealerships Segment and EchoPark Segment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Floor Plan – Consolidated
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Interest expense, floor plan for new vehicles decreased approximately $1.9 million, or 54.5%. The average new vehicle floor plan interest rate was 0.52% in the three months ended March 31, 2021, down from 1.18% in the three months ended March 31, 2021, resulting in an decrease in new vehicle floor plan interest expense of approximately $2.0 million. The average new vehicle floor plan notes payable balance increased approximately $29.2 million, which increased new vehicle floor plan interest expense by approximately $0.1 million.
Interest expense, floor plan for used vehicles increased approximately $1.7 million, or 96.5%. The average used vehicle floor plan interest rate was 2.16% in the three months ended March 31, 2021, up from 1.83% in the three months ended March 31, 2021, resulting in an increase in used vehicle floor plan interest expense of approximately $0.5 million. The average used vehicle floor plan notes payable balance increased approximately $251.0 million, which increased used vehicle floor plan interest expense by approximately $1.1 million.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Stated/coupon interest	$17.0	$7.6	$(9.4)	(123.7)%
Deferred loan cost amortization	1.1	0.8	(0.3)	(37.5)%
Interest rate hedge expense (benefit)	0.3	0.4	0.1	25.0%
Capitalized interest	(0.5)	(0.4)	0.1	(25.0)%
Interest on finance lease liabilities	2.7	1.7	(1.0)	(58.8)%
Other interest	0.2	0.2	—	—%
Total interest expense, other, net	$20.8	$10.3	$(10.5)	(101.9)%

Interest expense, other, net increased approximately $10.5 million or 101.9%, during the three months ended March 31, 2022 primarily due to an increase in principal of debt due to the issuance of the 4.625% Notes and the 4.875% Notes in October 2021, and an increase in interest associated with finance lease liabilities.
Income Taxes
The overall effective tax rate from continuing operations was 24.5% for the three months ended March 31, 2022, and 26.0% for the three months ended March 31, 2021. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2022 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2022, we had approximately $413.0 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash..
We had the following liquidity resources available as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$360.2	$299.4
Availability under the 2021 Revolving Credit Facility	274.0	281.4
Availability under the 2019 Mortgage Facility	24.9	22.2
Floor plan deposit balance	125.5	99.8
Total available liquidity resources	$784.6	$702.8
We participate in a program with two of our lender partners wherein we maintain a floor plan deposit balance (as shown in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $125.5 million and $99.8 million as of March 31, 2022 and December 31, 2021, respectively, are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 1.09% and 1.34% for the three months ended March 31, 2022 and 2021, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $12.7 million and $10.9 million in manufacturer assistance in the three months ended March 31, 2022 and 2021, respectively. We recognized in cost of sales approximately $12.8 million and $11.4 million in manufacturer assistance in the three months ended March 31, 2022 and 2021, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.
Long-Term Debt and Credit Facilities
See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our long-term debt, mortgage notes and credit facilities and compliance with debt covenants.
Capital Expenditures
Our capital expenditures include the purchase of land and buildings, the construction of new franchised dealerships, EchoPark stores and collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. We selectively construct or improve existing franchised dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through cash flows from operations, new mortgages or our credit facilities.
Capital expenditures in the three months ended March 31, 2022 were approximately $58.8 million, including approximately $30.2 million related to our Franchised Dealerships Segment and approximately $28.6 million related to our EchoPark Segment. Of the total capital expenditures, approximately $32.3 million was related to facility construction projects, approximately $17.1 million was related to acquisitions of real estate (land and buildings) and approximately $9.4 million was for other fixed assets utilized in our store operations.
All of the $58.8 million in gross capital expenditures in the three months ended March 31, 2022 was funded through cash from operations. As of March 31, 2022, commitments for facility construction projects totaled approximately $17.7 million, nearly all of which is expected to be completed in the next 12 months.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2022, we repurchased approximately 0.7 million shares of our Class A Common Stock for approximately $33.7 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of March 31, 2022, our total remaining share repurchase authorization was approximately $192.5 million. Subsequent to March 31, 2022, we repurchased an additional 1.0 million shares of Class A Common Stock for approximately $42.5 million, resulting in current remaining availability of approximately $150.0 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists, and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2022, we had approximately $413.0 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended March 31, 2022, our Board of Directors approved a cash dividend of $0.25 per share on all outstanding shares of Class A and Class B Common Stock as of March 15, 2022, which was paid on April 15, 2022. Subsequent to March 31, 2022, our Board of Directors approved a cash dividend of $0.25 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2022 to be paid on July 15, 2022. Under the 2021 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2022, we had approximately $413.0 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the three months ended March 31, 2022 was approximately $252.5 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventories, a decrease in receivables, and an increase in trade accounts payable and other liabilities, offset partially by a decrease in notes payable – floor plan – trade. Net cash provided by operating activities in the three months ended March 31, 2021 was approximately $90.3 million. This provision of cash was comprised primarily of net income (less non-cash items), an increase in trade accounts payable and other liabilities and a decrease in inventories, offset partially by a decrease in notes payable – floor plan – trade.
Cash Flows from Investing Activities – Net cash used in investing activities in the three months ended March 31, 2022 was approximately $80.3 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired. Net cash used in investing activities in the three months ended March 31, 2021 was approximately $75.6 million. This use of cash was comprised primarily of purchases of land, property and equipment.

Cash Flows from Financing Activities – Net cash used in financing activities in the three months ended March 31, 2022 was approximately $111.4 million. This use of cash was comprised primarily of net borrowings under notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt. Net cash used in financing activities in the three months ended March 31, 2021 was approximately $107.8 million. This use of cash was comprised primarily of net repayments of notes payable – floor plan – non-trade and purchases of treasury stock.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash used in combined trade and non-trade floor plan financing was approximately $72.3 million in the three months ended March 31, 2022. Net cash used in combined trade and non-trade floor plan financing was approximately $98.0 million in the three months ended March 31, 2021. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $196.2 million in the three months ended March 31, 2022 and net cash provided by operating activities of approximately $38.8 million in the three months ended March 31, 2021.
One metric that management uses to measure operating performance is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments and on a consolidated basis. This non-GAAP financial measure is provided and reconciled to net income (loss) (the nearest comparable GAAP financial measure) in the table below:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In millions)
Net income				$97.3				$54.2
Provision for income taxes				31.6				19.1
Income (loss) before taxes	$163.8	$(34.9)	$—	$128.9	$70.6	$2.0	$0.7	$73.3
Non-floor plan interest (1)	19.0	0.7	—	19.7	9.1	0.4	—	9.5
Depreciation & amortization (2)	25.9	5.2	—	31.1	21.2	3.3	—	24.5
Stock-based compensation expense	4.4	—	—	4.4	3.5	—	—	3.5
Long-term compensation charges	—	—	—	—	—	0.5	—	0.5
Loss (gain) on franchise and real estate disposals	(1.1)	—	—	(1.1)	—	—	—	—
Adjusted EBITDA (3)	$212.0	$(29.0)	$—	$183.0	$104.4	$6.2	$0.7	$111.3
(1)Includes the following line items from the accompanying unaudited condensed consolidated statements of operations, net of any amortization of debt issuance costs or net debt discount/premium included in footnote (2) below: interest expense, other, net.
(2)Includes the following line items from the accompanying unaudited condensed consolidated statements of cash flows: depreciation and amortization of property and equipment; debt issuance cost amortization; and debt discount amortization, net of premium and other amortization.
(3)Adjusted EBITDA is a non-GAAP financial measure.

Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the 2021 Credit Facilities (or any replacements thereof), the 2019 Mortgage Facility (or any replacements thereof) and real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of March 31, 2022, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $14.5 million. Future sublease payments expected to be received related to these lease payments were approximately $14.4 million at March 31, 2022.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. These indemnifications typically expire within a period of one to three years following the date of sale. We did not have any exposure with respect to environmental remediation at March 31, 2022.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at both March 31, 2022 and December 31, 2021. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion regarding these guarantees and indemnification obligations and legal proceedings.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.2 billion at March 31, 2022. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $7.9 million in the three months ended March 31, 2022. Of the total change in interest expense, approximately $7.4 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2022 due to the leases containing LIBOR floors which were above the LIBOR rate during the three months ended March 31, 2022.
We also have interest rate cap agreements designated as hedging instruments to limit our exposure to increases in LIBOR rates above certain levels. Under the terms of these interest rate cap agreements, interest rates reset monthly. The fair value of the outstanding interest rate cap positions at March 31, 2022 was not material to the accompanying unaudited condensed consolidated balance sheet as of such date. The fair value of the outstanding interest rate cap positions at December 31, 2021 was not material to the accompanying unaudited condensed consolidated balance sheet as of such date. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of March 31, 2022. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended March 31, 2022.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except shares and per share data)
January 2022	366,773	$48.23	366,773	$208,632
February 2022	133,369	$49.75	133,369	$202,016
March 2022	191,781	$46.78	191,781	$192,543
Total	691,923		691,923

(1)On July 31, 2020 and April 29, 2021, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2020 authorization	$60,000
April 2021 authorization	250,000
Total active program repurchases prior to March 31, 2022	(117,457)
Current remaining availability as of March 31, 2022	$192,543

Subsequent to March 31, 2021, we repurchased an additional 1.0 million shares of Class A Common Stock at an average price of $42.40, resulting in current remaining availability of approximately $150.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

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

10.1*	Sonic Automotive, Inc. 2012 Stock Incentive Plan Restricted Unit Award Agreement for Retention Grant, dated February 9, 2022, between Sonic Automotive, Inc. and Heath R. Byrd. (1)
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________
*Filed herewith.
**Furnished herewith.
(1) Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

April 28, 2022	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chief Executive Officer

April 28, 2022	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer