Form 10-Q
period 2022-06-30
SONIC AUTOMOTIVE INC
filed 2022-07-28
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2022, there were 27,236,398 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
•our ability to successfully integrate RFJ Auto (as defined herein) and future acquisitions;
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
These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,344.3	$1,453.2	$2,695.6	$2,587.2
Fleet new vehicles	166.4	9.7	315.0	32.0
Total new vehicles	1,510.7	1,462.9	3,010.6	2,619.2
Used vehicles	1,449.4	1,281.2	2,820.2	2,384.1
Wholesale vehicles	121.4	84.8	290.2	159.6
Total vehicles	3,081.5	2,828.9	6,121.0	5,162.9
Parts, service and collision repair	398.1	346.1	778.7	654.2
Finance, insurance and other, net	173.2	177.2	339.7	321.9
Total revenues	3,652.8	3,352.2	7,239.4	6,139.0
Cost of sales:
Retail new vehicles	(1,176.0)	(1,335.1)	(2,359.6)	(2,399.9)
Fleet new vehicles	(165.5)	(9.4)	(313.2)	(31.4)
Total new vehicles	(1,341.5)	(1,344.5)	(2,672.8)	(2,431.3)
Used vehicles	(1,402.3)	(1,246.1)	(2,725.0)	(2,318.4)
Wholesale vehicles	(120.2)	(80.3)	(287.6)	(154.2)
Total vehicles	(2,864.0)	(2,670.9)	(5,685.4)	(4,903.9)
Parts, service and collision repair	(200.0)	(170.5)	(393.9)	(323.4)
Total cost of sales	(3,064.0)	(2,841.4)	(6,079.3)	(5,227.3)
Gross profit	588.8	510.8	1,160.1	911.7
Selling, general and administrative expenses	(402.8)	(320.6)	(789.8)	(610.0)
Depreciation and amortization	(31.2)	(24.8)	(61.1)	(48.4)
Operating income	154.8	165.4	309.2	253.3
Other income (expense):
Interest expense, floor plan	(6.1)	(4.3)	(11.1)	(9.4)
Interest expense, other, net	(21.3)	(10.1)	(42.1)	(20.4)
Other income (expense), net	(0.2)	—	0.1	0.1
Total other income (expense)	(27.6)	(14.4)	(53.1)	(29.7)
Income from continuing operations before taxes	127.2	151.0	256.1	223.6
Provision for income taxes for continuing operations - benefit (expense)	(32.4)	(37.0)	(64.0)	(55.9)
Income from continuing operations	94.8	114.0	192.1	167.7
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	(0.2)	—	0.5
Provision for income taxes for discontinued operations - benefit (expense)	—	—	—	(0.1)
Income (loss) from discontinued operations	—	(0.2)	—	0.4
Net income	$94.8	$113.8	$192.1	$168.1
Basic earnings per common share:
Earnings per share from continuing operations	$2.40	$2.74	$4.81	$4.03
Earnings per share from discontinued operations	—	—	—	0.01
Earnings per common share	$2.40	$2.74	$4.81	$4.04
Weighted-average common shares outstanding	39.5	41.6	40.0	41.6
Diluted earnings per common share:
Earnings per share from continuing operations	$2.34	$2.63	$4.67	$3.86
Earnings per share from discontinued operations	—	—	—	0.01
Earnings per common share	$2.34	$2.63	$4.67	$3.87
Weighted-average common shares outstanding	40.5	43.4	41.2	43.5

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income	$94.8	$113.8	$192.1	$168.1
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	0.4	0.5	0.7	0.9
Total other comprehensive income (loss) before taxes	0.4	0.5	0.7	0.9
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(0.1)	(0.1)	(0.2)	(0.3)
Other comprehensive income (loss)	0.3	0.4	0.5	0.6
Comprehensive income	$95.1	$114.2	$192.6	$168.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$327.1	$299.4
Receivables, net	345.9	401.1
Inventories	1,240.4	1,261.2
Other current assets	157.5	122.4
Total current assets	2,070.9	2,084.1
Property and Equipment, net	1,491.6	1,458.8
Goodwill	423.5	416.4
Other Intangible Assets, net	486.6	480.2
Operating Right-of-Use Lease Assets	276.5	293.2
Finance Right-of-Use Lease Assets	211.4	179.9
Other Assets	63.0	62.5
Total Assets	$5,023.5	$4,975.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$77.5	$89.8
Notes payable - floor plan - non-trade	1,153.7	1,178.6
Trade accounts payable	134.6	133.3
Operating short-term lease liabilities	36.4	36.2
Finance short-term lease liabilities	54.2	52.7
Other accrued liabilities	350.2	350.5
Current maturities of long-term debt	76.5	50.6
Total current liabilities	1,883.1	1,891.7
Long-Term Debt	1,462.0	1,510.7
Other Long-Term Liabilities	92.5	96.0
Operating Long-Term Lease Liabilities	247.3	264.8
Finance Long-Term Lease Liabilities	168.6	135.5
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 67,134,072 shares issued and 27,236,398 shares outstanding at June 30, 2022; 66,501,072 shares issued and 28,692,532 shares outstanding at December 31, 2021	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2022 and December 31, 2021	0.1	0.1
Paid-in capital	804.6	790.2
Retained earnings	1,223.5	1,051.7
Accumulated other comprehensive income (loss)	(0.8)	(1.3)
Treasury stock, at cost; 39,897,674 Class A Common Stock shares held at June 30, 2022 and 37,808,540 Class A Common Stock shares held at December 31, 2021	(858.1)	(765.0)
Total Stockholders’ Equity	1,170.0	1,076.4
Total Liabilities and Stockholders’ Equity	$5,023.5	$4,975.1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2021	66.0	$0.7	(36.8)	$(713.9)	12.0	$0.1	$771.1	$771.9	$(3.4)	$826.5
Shares awarded under stock compensation plans	0.4	—	—	—	—	—	6.8	—	—	6.8
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.4	0.4
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	3.9	—	—	3.9
Net income	—	—	—	—	—	—	—	113.8	—	113.8
Class A dividends declared ($0.12 per share)	—	—	—	—	—	—	—	(3.6)	—	(3.6)
Class B dividends declared ($0.12 per share)	—	—	—	—	—	—	—	(1.4)	—	(1.4)
Balance at June 30, 2021	66.4	$0.7	(36.8)	$(713.9)	12.0	$0.1	$781.8	$880.7	$(3.0)	$946.4

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2022	67.0	$0.7	(38.5)	$(798.7)	12.0	$0.1	$795.1	$1,138.9	$(1.1)	$1,135.0
Shares awarded under stock compensation plans	0.1	—	—	—	—	—	0.9	—	—	0.9
Purchases of treasury stock	—	—	(1.4)	(59.4)	—	—	—	—	—	(59.4)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.3	0.3
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	8.6	—	—	8.6
Net income	—	—	—	—	—	—	—	94.8	—	94.8
Class A dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(7.2)	—	(7.2)
Class B dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(3.0)	—	(3.0)
Balance at June 30, 2022	67.1	$0.7	(39.9)	$(858.1)	12.0	$0.1	$804.6	$1,223.5	$(0.8)	$1,170.0

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2020	65.6	$0.7	(35.8)	$(671.7)	12.0	$0.1	$767.5	$721.8	$(3.6)	$814.8
Shares awarded under stock compensation plans	0.8	—	—	—	—	—	6.8	—	—	6.8
Purchases of treasury stock	—	—	(1.0)	(42.2)	—	—	—	—	—	(42.2)
Effect of cash flow hedge instruments, net of tax expense of $0.3	—	—	—	—	—	—	—	—	0.6	0.6
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	7.5	—	—	7.5
Net income	—	—	—	—	—	—	—	168.1	—	168.1
Class A dividends declared ($0.22 per share)	—	—	—	—	—	—	—	(6.5)	—	(6.5)
Class B dividends declared ($0.22 per share)	—	—	—	—	—	—	—	(2.7)	—	(2.7)
Balance at June 30, 2021	66.4	$0.7	(36.8)	$(713.9)	12.0	$0.1	$781.8	$880.7	$(3.0)	$946.4

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4
Shares awarded under stock compensation plans	0.6	—	—	—	—	—	1.3	—	—	1.3
Purchases of treasury stock	—	—	(2.1)	(93.1)	—	—	—	—	—	(93.1)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.5	0.5
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	13.1	—	—	13.1
Net income	—	—	—	—	—	—	—	192.1	—	192.1
Class A dividends declared ($0.37 per share)	—	—	—	—	—	—	—	(14.3)	—	(14.3)
Class B dividends declared ($0.37 per share)	—	—	—	—	—	—	—	(6.0)	—	(6.0)
Balance at June 30, 2022	67.1	$0.7	(39.9)	$(858.1)	12.0	$0.1	$804.6	$1,223.5	$(0.8)	$1,170.0

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192.1	$168.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	55.2	45.4
Debt issuance cost amortization	2.3	1.7
Stock-based compensation expense	13.1	7.5
Deferred income taxes	(7.4)	(6.0)
Other	(0.5)	(0.5)
Changes in assets and liabilities that relate to operations:
Receivables	58.8	14.5
Inventories	29.8	240.2
Other assets	1.6	10.5
Notes payable - floor plan – trade	(12.3)	(552.4)
Trade accounts payable and other liabilities	(26.4)	36.4
Total adjustments	114.2	(202.7)
Net cash provided by (used in) operating activities	306.3	(34.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(28.4)	(28.6)
Purchases of land, property and equipment	(100.4)	(105.1)
Proceeds from sales of property and equipment	10.0	0.7
Proceeds from sales of dealerships	—	3.8
Net cash used in investing activities	(118.8)	(129.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(24.9)	314.3
Borrowings on revolving credit facilities	—	4.9
Repayments on revolving credit facilities	—	(4.9)
Debt issuance costs	(0.3)	(4.7)
Principal payments of long-term debt	(24.7)	(30.7)
Principal payments of long-term lease liabilities	(3.1)	(2.1)
Purchases of treasury stock	(93.1)	(42.2)
Issuance of shares under stock compensation plans	1.3	6.8
Dividends paid	(15.0)	(8.3)
Net cash provided by (used in) financing activities	(159.8)	233.1
NET INCREASE IN CASH AND CASH EQUIVALENTS	27.7	69.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	299.4	170.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$327.1	$239.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including amount capitalized	$52.6	$29.6
Income taxes	$59.0	$54.4

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.
COVID-19 – The COVID-19 pandemic negatively impacted the global economy beginning in the first quarter of 2020 and continues to affect the global economy and supply chain. The impact on the economy has affected both consumer demand and the supply of manufactured goods, both of which continue to impact our business. The global automotive supply chain has been significantly disrupted since the onset of the pandemic, primarily related to the production of semiconductors and other components that are used in many modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing has operated for multiple years at lower than usual production levels, reducing the amount of new vehicle inventory and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand and elevated levels of consumer savings, have led to low new and used vehicle inventory and a high new and used vehicle pricing environment, which drove retail new vehicle unit sales volumes lower across the industry.
All of our store operations were impacted by the COVID-19 pandemic to varying degrees. State and local governmental restrictions on consumer and business activity may be tightened again if conditions related to the pandemic worsen as a result of future coronavirus variants.
Recent Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Accounting Standards Codification (“ASC”) Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London InterBank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which clarifies that certain optional expedients and exceptions in ASC Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. We do not currently have any contracts that have been modified, amended or renegotiated to accommodate a transition to a new reference rate, but we will continue to evaluate any such modifications or amendments to our contracts to determine the applicability of this standard on our consolidated financial statements and related financial statement disclosures.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 include approximately $27.6 million and $34.9 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. Changes in contract assets from December 31, 2021 to June 30, 2022 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).
2. Business Acquisitions and Dispositions
We acquired one franchised dealership location during the six months ended June 30, 2022 for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $20.9 million, including a $14.7 million impact of a post-close adjustment related to the acquisition of RFJ Auto Partners, Inc. completed in December 2021. The allocation of the roughly $6.2 million aggregate gross purchase price for the acquisition completed during the six months ended June 30, 2022 included inventory of approximately $3.1 million, property and equipment of approximately $0.1 million, franchise assets of approximately $2.5 million, and goodwill of approximately $0.5 million. We acquired two businesses to be included in our EchoPark segment during the six months ended June 30, 2021 for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $28.6 million.
We did not dispose of any businesses during the six months ended June 30, 2022. During the six months ended June 30, 2021, we disposed of one luxury franchised dealership, which generated net cash from dispositions of approximately $3.8 million.
RFJ Acquisition
On December 6, 2021 (the “Closing Date”), Sonic completed the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (collectively, “RFJ Auto”). On the Closing Date, RFJ Auto became a direct, wholly owned subsidiary of Sonic (the “RFJ Acquisition”). The aggregate consideration for the RFJ Acquisition purchase price was approximately $964.9 million, including a customary post-close adjustment of $14.7 million recognized during the six months ended June 30, 2022. The post-close adjustment in March 2022 consisted of additional acquired inventory of $4.3 million, other assets of $3.4 million, goodwill of $1.1 million, and a reduction in other liabilities of $5.9 million.
For further discussion of the RFJ Acquisition, see Note 2, “Business Acquisitions and Dispositions,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
Inventories consist of the following:

	June 30, 2022	December 31, 2021
	(In millions)
New vehicles	$321.5	$273.1
Used vehicles	719.8	807.2
Service loaners	118.8	106.3
Parts, accessories and other	80.3	74.6
Net inventories	$1,240.4	$1,261.2

4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
	(In millions)
Land	$451.2	$447.4
Buildings and improvements	1,319.5	1,240.5
Furniture, fixtures and equipment	485.0	451.2
Construction in progress	37.9	68.1
Total, at cost	2,293.6	2,207.2
Less accumulated depreciation	(796.4)	(746.2)
Subtotal	1,497.2	1,461.0
Less assets held for sale (1)	(5.6)	(2.2)
Property and equipment, net	$1,491.6	$1,458.8
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and six months ended June 30, 2022, capital expenditures were approximately $41.6 million and $100.4 million, respectively, and in the three and six months ended June 30, 2021, capital expenditures were approximately $37.4 million and $105.1 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of June 30, 2022 and December 31, 2021 consist of real property not currently used in operations that we expect to dispose of in the next 12 months.
There were no fixed asset impairment charges for the six months ended June 30, 2022 and 2021.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Carrying Amount of Goodwill:
Franchised Dealerships Segment	$219.8	$213.5
EchoPark Segment	203.7	202.9
Total goodwill (1)	$423.5	$416.4
(1)Net of accumulated impairment losses of $1.1 billion.
The carrying amount of indefinite lived franchise assets was approximately $486.6 million and $480.2 million as of June 30, 2022 and December 31, 2021, respectively. We did not record any impairment charges as of June 30, 2022 or December 31, 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
	(In millions)
2021 Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
2019 Mortgage Facility (2)	84.5	90.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	198.5	213.4
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	128.3	132.8
Subtotal	$1,561.3	$1,586.2
Debt issuance costs	(22.8)	(24.9)
Total debt	1,538.5	1,561.3
Less current maturities	(76.5)	(50.6)
Long-term debt	$1,462.0	$1,510.7
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 100 basis points above LIBOR at both June 30, 2022 and December 31, 2021.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 basis points above LIBOR at both June 30, 2022 and December 31, 2021.
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to the lesser of $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the applicable revolving borrowing base, and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.85 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility that comprise the 2021 Floor Plan Facilities as the Company requests, with no more than 40% of the aggregate commitments allocated to the commitments under the used vehicle revolving floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes.

As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). The 2021 Revolving Credit Facility may be increased at our option up to $400.0 million upon satisfaction of certain conditions. As of June 30, 2022, the 2021 Revolving Borrowing Base was approximately $281.8 million based on balances as of such date. As of June 30, 2022, we had no outstanding borrowings and approximately $12.5 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $269.3 million remaining borrowing availability under the 2021 Revolving Credit Facility.

Our obligations under the 2021 Credit Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying unaudited condensed consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR. We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including certain covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
cash dividends on our Class A and Class B Common Stock up to $0.25 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities.

4.625% Notes
On October 27, 2021, we issued $650.0 million in aggregate principal amount of 4.625% Notes, which will mature on November 15, 2029. Sonic used the net proceeds from the issuance of the 4.625% Notes to fund the RFJ Acquisition and to repay existing debt.

The 4.625% Notes were issued under an Indenture, dated as of October 27, 2021 (the “2029 Indenture”), by and among the Company, certain subsidiary guarantors named therein (collectively, the “Guarantors”) and U.S. Bank National Association, as trustee (the “trustee”). The 4.625% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company’s operating domestic subsidiaries. The non-domestic operating subsidiary that is not a guarantor is considered minor. Under certain circumstances set forth in the 2029 Indenture, the guarantees of the certain subsidiaries of the Company comprising the EchoPark Business (as defined in the 2029 Indenture) may be released. The 2029 Indenture also provides substantial flexibility for the Company to enter into fundamental transactions involving the EchoPark Business. The 2029 Indenture provides that interest on the 4.625% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2029 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature. The 4.625% Notes are redeemable by the Company under certain circumstances. For further discussion of the 4.625% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.

4.875% Notes

On October 27, 2021, we issued $500.0 million in aggregate principal amount of 4.875% Notes, which will mature on November 15, 2031. Sonic used the net proceeds from the issuance of the 4.875% Notes to fund the RFJ Acquisition and to repay existing debt.

The 4.875% Notes were issued under an Indenture, dated as of October 27, 2021 (the “2031 Indenture”), by and among the Company, the Guarantors and the trustee. The 4.875% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company’s operating domestic subsidiaries. The non-domestic operating subsidiary that is not a guarantor is considered minor. Under certain circumstances set forth in the 2031 Indenture, the guarantees of the certain subsidiaries of the Company comprising the EchoPark Business (as defined in the 2031 Indenture) may be released. The 2031 Indenture also provides substantial flexibility for the Company to enter into fundamental transactions involving the Echo-Park Business. The 2031 Indenture provides that interest on the 4.875% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2031 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature. The 4.875% Notes are redeemable by the Company under certain circumstances. For further discussion of the 4.875% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.

2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which is scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”). On October 11, 2021, we entered into an amendment to the 2019 Mortgage Facility to permit the issuance of the 4.625% Notes and the 4.875% Notes.

Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of June 30, 2022, we had approximately $84.5 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $27.7 million under the 2019 Mortgage Facility.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For further discussion of the 2019 Mortgage Facility, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.
Mortgage Notes to Finance Companies
As of June 30, 2022, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 4.14% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $326.8 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2022 and 2033.
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
We were in compliance with the financial covenants under the 2021 Credit Facilities and the 2019 Mortgage Facility as of June 30, 2022. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
June 30, 2022 actual	1.27	2.62	2.17
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2022, we had approximately $367.6 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2022.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2022, the ratio was 13.03 to 1.00.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, we did not have any remaining exposure as of June 30, 2022 and had exposure of $4.0 million at December 31, 2021. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2022.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both June 30, 2022 and December 31, 2021 was approximately $4.3 million.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2022 were approximately $1.6 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2021 were approximately $1.5 million and $0.3 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2022	December 31, 2021
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$37.2	$39.5
Total assets	$37.2	$39.5

Liabilities:
Deferred compensation plan (2)	$22.2	$24.4
Total liabilities	$22.2	$24.4
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were no instances during the six months ended June 30, 2022 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of October 1, 2022 or as events or changes in circumstances require.
As of June 30, 2022 and December 31, 2021, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022 and December 31, 2021, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$376.3	$500.0	$504.8	$500.0
4.625% Notes (1)	$503.8	$650.0	$655.9	$650.0
(1)As determined by market quotations from similar securities as of June 30, 2022 and December 31, 2021, respectively (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.
9. Segment Information
As of June 30, 2022, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

Reportable segment financial information for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,341.7	$1,452.3	$2,687.4	$2,586.3
Fleet new vehicles	166.5	9.7	315.0	32.0
Total new vehicles	$1,508.2	$1,462.0	$3,002.4	$2,618.3
Used vehicles	871.9	761.5	1,725.7	1,423.1
Wholesale vehicles	79.2	63.0	185.5	119.1
Parts, service and collision repair	398.1	346.1	778.7	654.2
Finance, insurance and other, net	129.8	124.0	256.2	221.6
Franchised Dealerships Segment revenues	$2,987.2	$2,756.6	$5,948.5	$5,036.3

EchoPark Segment revenues:
Retail new vehicles	$2.5	$0.9	$8.2	$0.9
Used vehicles	577.5	519.7	1,094.5	961.0
Wholesale vehicles	42.2	21.8	104.7	40.5
Finance, insurance and other, net	43.4	53.2	83.5	100.3
EchoPark Segment revenues	$665.6	$595.6	$1,290.9	$1,102.7

Total consolidated revenues	$3,652.8	$3,352.2	$7,239.4	$6,139.0

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Income (Loss) (1):
Franchised Dealerships Segment	$162.1	$165.4	$326.0	$236.0
EchoPark Segment	(34.9)	(14.4)	(69.9)	(12.4)
Income from continuing operations before taxes	$127.2	$151.0	$256.1	$223.6
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Depreciation and Amortization:
Franchised Dealerships Segment	$25.3	$20.6	$50.1	$41.0
EchoPark Segment	5.9	4.2	11.0	7.4
Total depreciation and amortization	$31.2	$24.8	$61.1	$48.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$3.9	$3.2	$7.2	$7.3
EchoPark Segment	2.2	1.1	3.9	2.1
Total floor plan interest expense	$6.1	$4.3	$11.1	$9.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$20.2	$9.7	$40.3	$19.7
EchoPark Segment	1.1	0.4	1.8	0.7
Total interest expense, other, net	$21.3	$10.1	$42.1	$20.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Capital Expenditures:
Franchised Dealerships Segment	$21.9	$25.5	$52.0	$71.7
EchoPark Segment	19.7	11.9	48.4	33.4
Total capital expenditures	$41.6	$37.4	$100.4	$105.1

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2022	December 31, 2021
	(In millions)
Assets:
Franchised Dealerships Segment	$4,031.9	$3,934.9
EchoPark Segment	664.5	740.6
Corporate and other:
Cash and cash equivalents	327.1	299.4
Other corporate assets	—	0.2
Total assets	$5,023.5	$4,975.1

10. Subsequent Events
Subsequent to June 30, 2022, Sonic’s Board of Directors increased the Company’s share repurchase authorization by $500.0 million, resulting in current remaining availability of approximately $633.1 million.

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
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The three months ended June 30, 2022 was the second full quarterly period to include the results of the locations acquired in the RFJ Auto Acquisition. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had two reportable segments as of June 30, 2022: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2022, we operated 111 stores in the Franchised Dealerships Segment and 50 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 141 new vehicle franchises (representing 28 different brands of cars and light trucks) and 17 collision repair centers in 18 states. As of June 30, 2022, we operated 50 EchoPark stores in 20 states, including 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021 and which are in the EchoPark Segment. Under our current EchoPark growth plan, we plan to continue to increase our physical and digital footprint as we build out a nationwide EchoPark distribution network expected to reach 90% of the U.S. population by 2025.
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
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) decreased 21% and 18%, to 13.5 million and 13.9 million for the three and six months ended June 30, 2022, respectively, compared to 17.0 million vehicles in both the three and six months ended June 30, 2021, according to data from Power Information Network (“PIN”) from J.D. Power. The ongoing effects of the COVID-19 pandemic, availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2022 total new vehicle SAAR to vary from current levels. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the PIN from J.D. Power, industry retail new vehicle SAAR was 11.6 million

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
vehicles for the three months ended June 30, 2022, a decrease of 26% from 15.6 million vehicles in the prior year period, and 12.1 million vehicles for the six months ended June 30, 2022, a decrease of 19% from 15.0 million vehicles in the prior year period.
Impact of COVID-19 and Supply Chain Disruptions
The ongoing effects of the COVID-19 pandemic continue to evolve. A setback in the recovery of the general economy over the course of the pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, particularly if the pandemic worsens, interest rates experienced by consumers continue to rise or if the U.S. economy experiences a recession. This may lead to increased asset recovery and valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy have negatively impacted our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. We have also seen a tightening in the supply of new and used vehicles due, in part, to the COVID-19 pandemic, which is likely to continue throughout 2022 and into 2023. These and other factors may adversely impact our revenues, operating income, earnings per share, and other financial measures.
In addition, the global automotive supply chain has been significantly disrupted during the pandemic, primarily related to the production of semiconductors and other components that are used in modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing is operating at lower than usual production levels, reducing the amount of new vehicle and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand and elevated levels of consumer savings, have led to low new vehicle inventory and a high new and used vehicle pricing environment, which drove lower retail new vehicle unit sales volume in the second quarter of 2022. While new vehicle and parts production levels began to improve in the first half of 2022, there is a risk that new vehicle and certain parts inventory levels remain at a low level or worsen, which could adversely impact our revenues, operating income, earnings per share, and other financial measures.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the first quarter of 2021, including the RFJ Acquisition in December 2021, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
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
Retail new vehicle revenue decreased 22% and 13% during the three and six months ended June 30, 2022, respectively, primarily driven by a 33% and 25% decrease in retail new vehicle unit sales volume, respectively. Retail new vehicle gross profit increased 18% and 49% during the three and six months ended June 30, 2022, respectively, due to a 16% increase in retail new vehicle average selling prices for both the three and six months ended June 30, 2022, which drove higher retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $3,008 per unit, or 77%, to $6,905 per unit during the three months ended June 30, 2022, and increased $3,393 per unit, or 98%, to $6,851 per unit during the six months ended June 30, 2022, due primarily to higher average selling prices due in part to inventory shortages as a result of vehicle manufacturer supply chain disruptions and production delays. Many of our new vehicles are being pre-ordered and delivered to customers shortly after the vehicles arrive at our stores. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment days’ supply of new vehicle inventory was 18 days as of June 30, 2022 compared to 15 days as of June 30, 2021.
Retail used vehicle revenue decreased 1% during the three months ended June 30, 2022, driven by lower retail used vehicle unit sales volume. Retail used vehicle revenue increased 4% during the six months ended June 30, 2022, driven by higher average selling prices. Retail used vehicle gross profit decreased 30% and 13% during the three and six months ended June 30, 2022, respectively due to a decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $293 per unit, or 15%, to $1,622 per unit during the three months ended June 30, 2022, due primarily to lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit increased $72 per unit, or 4%, to $1,674 per unit during the six months ended June 30, 2022, due primarily to higher average selling prices due in part to shortages of new vehicle inventory. Wholesale vehicle gross profit decreased by approximately $4.5 million in the three months ended June 30, 2022, due primarily to a $694 per unit, or 112%, decrease in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit decreased by approximately $5.7 million in the six months ended June 30, 2022, due primarily to a $435 per unit, or 120%, decrease in wholesale vehicle gross profit per unit. In the past, we have focused on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
exposure to market pricing volatility. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 days as of both June 30, 2022 and 2021.
Fixed Operations revenue increased 5% and 8% during the three and six months ended June 30, 2022, respectively, and Fixed Operations gross profit increased 4% and 7% during the three and six months ended June 30, 2022, respectively. Fixed Operations gross margin decreased 60 basis points, to 50.0%, during the three months ended June 30, 2022. Fixed Operations gross margin decreased 80 basis points, to 49.6% during the six months ended June 30, 2022.
F&I revenue decreased 14% and 5% during the three and six months ended June 30, 2022, respectively, driven primarily by a decrease in F&I unit sales volume. F&I gross profit per retail unit increased $327 per unit, or 15%, to $2,440 per unit during the three months ended June 30, 2022. F&I gross profit per retail unit increased $392 per unit, or 19%, to $2,412 per unit during the six months ended June 30, 2022. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines.
EchoPark Segment
Reported total revenue increased 12% and 17% during the three and six months ended June 30, 2022, respectively, driven primarily by continued expansion of our nationwide distribution network and higher average retail used vehicle selling prices. Reported total gross profit increased 37% and 14% during the three and six months ended June 30, 2022, respectively, primarily due to higher average retail used vehicle selling prices and improvement in retail used vehicle gross profit (loss) per unit.
Reported retail used vehicle revenue increased 11% and 14% during the three and six months ended June 30, 2022, respectively. F&I revenue decreased 18% and 17% during the three and six months ended June 30, 2022, respectively, driven primarily by a 22% and 23% decrease in retail used vehicle unit sales volume during the three and six months ended June 30, 2022, respectively, as we strategically adjusted our retail used vehicle unit sales volume to manage overall segment income (loss) levels. Reported combined retail used vehicle and F&I gross profit per unit increased $1,267 per unit, or 82%, to $2,804, per unit during the three months ended June 30, 2022, due primarily to strategic actions taken to reduce used vehicle inventory acquisition costs, benefiting retail used vehicle gross profit per unit. Reported combined retail used vehicle and F&I gross profit per unit increased $852 per unit, or 44%, to $2,774, per unit during the six months ended June 30, 2022, due primarily to strategic actions taken to reduce used vehicle inventory acquisition costs, benefiting retail used vehicle gross profit per unit.
Wholesale vehicle gross profit decreased by approximately $1.3 million during the three months ended June 30, 2022, due to a decrease in wholesale vehicle unit sales volume. Wholesale vehicle gross profit increased by approximately $0.3 million during the six months ended June 30, 2022, due in part to higher average wholesale prices as a result of increased demand for used vehicles at auction. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 53 and 47 days as of June 30, 2022 and 2021, respectively. The elevated level of used vehicle inventory days’ supply was due primarily to the opening of new EchoPark stores, which require additional inventory on hand but are not yet generating retail used vehicle sales at the rate of a more mature store.
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. EchoPark same market total revenues decreased 20% and 16% during the three and six months ended June 30, 2022, respectively, driven primarily by a decrease in retail used vehicle unit sales volume as we strategically adjusted our retail used vehicle unit sales volume to manage overall segment income (loss) levels. EchoPark same market total gross profit decreased 20% during the three months ended June 30, 2022, due primarily to lower retail used vehicle unit sales volume, offset partially by a 41% increase in total gross profit per unit, to $2,171 per unit. EchoPark same market total gross profit decreased 35% during the six months ended June 30, 2022, due primarily to lower retail used vehicle unit sales volume, offset partially by a 7% increase in total gross profit per unit, to $2,048 per unit.

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
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2022	2021	2022	2021
Luxury:
BMW	21.6%	26.6%	22.2%	25.4%
Mercedes	11.4%	12.2%	10.8%	12.4%
Audi	5.7%	7.6%	5.2%	7.4%
Lexus	4.4%	4.7%	4.4%	4.8%
Porsche	4.4%	3.7%	3.4%	3.7%
Cadillac	1.9%	2.4%	1.9%	2.6%
Land Rover	1.7%	3.9%	2.3%	4.2%
Volvo	1.1%	—%	1.0%	—%
MINI	0.7%	1.2%	0.7%	1.1%
Other Luxury (1)	0.4%	3.0%	0.6%	2.9%
Total Luxury	53.3%	65.3%	52.5%	64.5%
Mid-line Import:
Toyota	8.1%	7.6%	8.2%	8.3%
Honda	7.4%	14.7%	8.0%	14.0%
Volkswagen	1.8%	1.5%	1.6%	1.4%
Hyundai	1.6%	1.0%	1.5%	1.0%
Other Mid-line Import (2)	1.4%	0.8%	1.6%	0.5%
Total Mid-line Import	20.3%	25.6%	20.9%	25.2%
Domestic:
Ford	14.0%	4.6%	13.6%	5.2%
Chrysler, Dodge, Jeep and Ram	8.6%	—%	9.4%	—%
General Motors (3)	3.8%	4.5%	3.6%	5.1%
Total Domestic	26.4%	9.1%	26.6%	10.3%
Total	100.0%	100.0%	100.0%	100.0%
(1)Includes Acura, Alfa Romeo, Infiniti, Jaguar and Maserati.
(2)Includes Mazda, Nissan and Subaru.
(3)Includes Buick, Chevrolet and GMC.

The U.S. retail automotive industry’s new vehicle unit sales volume reflects all brands marketed or sold in the U.S. This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore, our new vehicle unit sales volume may not trend directly in line with the industry new vehicle unit sales volume. We believe that the retail new vehicle industry sales volume is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.
Beginning in the middle of March 2020, the COVID-19 pandemic began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. Disruptions in the automotive supply chain have caused lower than expected levels of vehicle production, which, combined with consumer demand for new vehicles, drove lower than typical levels of new vehicle inventory during 2021 and in 2022 to

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
date. Low levels of new vehicle inventory have resulted in higher average selling prices for new vehicles and we believe had a negative impact on retail new vehicle SAAR for the three and six months ended June 30, 2022.
Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2022	2021	% Change	2022	2021	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	11.6	15.6	(25.6)%	12.1	15.0	(19.3)%
Fleet new vehicle SAAR	1.9	1.4	35.7%	1.8	2.0	(10.0)%
Total new vehicle SAAR (1)	13.5	17.0	(20.6)%	13.9	17.0	(18.2)%
(1)Source: PIN from J.D. Power

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,344.3	$1,453.2	$(108.9)	(7)%
Fleet new vehicle revenue	166.4	9.7	156.7	NM
Total new vehicle revenue	$1,510.7	$1,462.9	$47.8	3%

Retail new vehicle gross profit	$168.3	$118.1	$50.2	43%
Fleet new vehicle gross profit	0.9	0.3	0.6	200%
Total new vehicle gross profit	$169.2	$118.4	$50.8	43%

Retail new vehicle unit sales	24,427	30,257	(5,830)	(19)%
Fleet new vehicle unit sales	4,638	245	4,393	NM
Total new vehicle unit sales	29,065	30,502	(1,437)	(5)%

Revenue per new retail unit	$55,031	$48,029	$7,002	15%
Revenue per new fleet unit	$35,889	$39,487	$(3,598)	(9)%
Total revenue per new unit	$51,977	$47,961	$4,016	8%

Gross profit per new retail unit	$6,890	$3,903	$2,987	77%
Gross profit per new fleet unit	$203	$1,319	$(1,116)	(85)%
Total gross profit per new unit	$5,823	$3,883	$1,940	50%

Retail gross profit as a % of revenue	12.5%	8.1%	440	bps
Fleet gross profit as a % of revenue	0.5%	3.1%	(260)	bps
Total new vehicle gross profit as a % of revenue	11.2%	8.1%	310	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$2,695.6	$2,587.2	$108.4	4%
Fleet new vehicle revenue	315.0	32.0	283.0	884%
Total new vehicle revenue	$3,010.6	$2,619.2	$391.4	15%

Retail new vehicle gross profit	$336.0	$187.3	$148.7	79%
Fleet new vehicle gross profit	1.8	0.6	1.2	200%
Total new vehicle gross profit	$337.8	$187.9	$149.9	80%

Retail new vehicle unit sales	49,114	54,074	(4,960)	(9)%
Fleet new vehicle unit sales	9,019	786	8,233	NM
Total new vehicle unit sales	58,133	54,860	3,273	6%

Revenue per new retail unit	$54,884	$47,846	$7,038	15%
Revenue per new fleet unit	$34,928	$40,686	$(5,758)	(14)%
Total revenue per new unit	$51,788	$47,744	$4,044	8%

Gross profit per new retail unit	$6,841	$3,464	$3,377	97%
Gross profit per new fleet unit	$198	$727	$(529)	(73)%
Total gross profit per new unit	$5,810	$3,425	$2,385	70%

Retail gross profit as a % of revenue	12.5%	7.2%	530	bps
Fleet gross profit as a % of revenue	0.6%	1.9%	(130)	bps
Total new vehicle gross profit as a % of revenue	11.2%	7.2%	400	bps
NM = Not Meaningful

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

As a result of low levels of new vehicle inventory and a heightened demand for used vehicles (both by retail consumers and dealers at wholesale auction), used vehicle prices reached an all-time high during the first quarter of 2022, and remained at elevated levels during the second quarter of 2022. Depending on the mix of inventory sourcing (trade-in versus wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given the current used vehicle environment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,449.4	$1,281.2	$168.2	13%
Gross profit	$47.1	$35.1	$12.0	34%
Unit sales	44,764	49,811	(5,047)	(10)%
Revenue per unit	$32,379	$25,430	$6,949	27%
Gross profit per unit	$1,053	$698	$355	51%
Gross profit as a % of revenue	3.3%	2.7%	60	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,820.2	$2,384.1	$436.1	18%
Gross profit	$95.2	$65.7	$29.5	45%
Unit sales	86,837	96,717	(9,880)	(10)%
Revenue per unit	$32,477	$24,368	$8,109	33%
Gross profit per unit	$1,097	$679	$418	62%
Gross profit as a % of revenue	3.4%	2.8%	60	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since the beginning of the COVID-19 pandemic in March 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long-term and expect that average wholesale vehicle pricing and related gross profit (loss) may begin to return toward long-term normalized levels in the second half of 2022 or early 2023. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$121.4	$84.8	$36.6	43%
Gross profit (loss)	$1.2	$4.5	$(3.3)	(73)%
Unit sales	8,545	9,631	(1,086)	(11)%
Revenue per unit	$14,207	$8,806	$5,401	61%
Gross profit (loss) per unit	$129	$470	$(341)	(73)%
Gross profit (loss) as a % of revenue	1.0%	5.3%	(430)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$290.2	$159.6	$130.6	82%
Gross profit (loss)	$2.6	$5.4	$(2.8)	(52)%
Unit sales	18,966	19,324	(358)	(2)%
Revenue per unit	$15,301	$8,260	$7,041	85%
Gross profit (loss) per unit	$139	$278	$(139)	(50)%
Gross profit (loss) as a % of revenue	0.9%	3.4%	(250)	bps
For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment” and “Wholesale Vehicles – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Fixed Operations – Consolidated
Parts, service and collision repair revenues consist of customer requested repair orders (“customer pay”), warranty repairs (manufacturer-paid), wholesale parts and internal, sublet and other. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity (a combination of service bay count and technician availability), vehicle quality, manufacturer recalls, customer loyalty, and prepaid or manufacturer-paid maintenance programs. Internal, sublet and other primarily relates to preparation and reconditioning work performed on vehicles in inventory that are later sold to a third party, and may vary based on used vehicle inventory and sales volume from period to period. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$168.0	$152.1	$15.9	10%
Warranty	54.7	58.2	(3.5)	(6)%
Wholesale parts	50.2	39.6	10.6	27%
Internal, sublet and other	125.2	96.2	29.0	30%
Total revenue	$398.1	$346.1	$52.0	15%

Gross profit
Customer pay	$96.3	$87.4	$8.9	10%
Warranty	32.5	33.9	(1.4)	(4)%
Wholesale parts	9.0	6.9	2.1	30%
Internal, sublet and other	60.3	47.4	12.9	27%
Total gross profit	$198.1	$175.6	$22.5	13%

Gross profit as a % of revenue
Customer pay	57.3%	57.5%	(20)	bps
Warranty	59.4%	58.4%	100	bps
Wholesale parts	18.0%	17.4%	60	bps
Internal, sublet and other	48.2%	49.3%	(110)	bps
Total gross profit as a % of revenue	49.8%	50.7%	(90)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$327.5	$285.6	$41.9	15%
Warranty	107.8	111.3	(3.5)	(3)%
Wholesale parts	100.0	74.3	25.7	35%
Internal, sublet and other	243.4	183.0	60.4	33%
Total revenue	$778.7	$654.2	$124.5	19%

Gross profit
Customer pay	$187.6	$163.4	$24.2	15%
Warranty	64.1	64.9	(0.8)	(1)%
Wholesale parts	17.9	13.0	4.9	38%
Internal, sublet and other	115.2	89.5	25.7	29%
Total gross profit	$384.8	$330.8	$54.0	16%

Gross profit as a % of revenue
Customer pay	57.3%	57.2%	10	bps
Warranty	59.5%	58.3%	120	bps
Wholesale parts	17.9%	17.5%	40	bps
Internal, sublet and other	47.3%	48.9%	(160)	bps
Total gross profit as a % of revenue	49.4%	50.6%	(120)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For further analysis of Fixed Operations results, see the tables and discussion under the heading “Fixed Operations – Franchised Dealerships Segment” in the Franchised Dealerships Segment section, below.

F&I – Consolidated
Finance, insurance and other, net revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts. F&I revenues are recognized net of actual and estimated future chargebacks and other costs associated with originating contracts (as a result, reported F&I revenues and F&I gross profit are the same amount, resulting in a 100% gross margin for F&I). F&I revenues are affected by the level of new and retail used vehicle unit sales volume, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives, and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.

Our consolidated reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$173.2	$177.2	$(4.0)	(2)%
Total combined new and used vehicle retail unit sales	69,191	80,068	(10,877)	(14)%
Gross profit per retail unit (excludes fleet)	$2,503	$2,214	$289	13%

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$339.7	$321.9	$17.8	6%
Total combined new and used vehicle retail unit sales	135,951	150,791	(14,840)	(10)%
Gross profit per retail unit (excludes fleet)	$2,499	$2,135	$364	17%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the first quarter of 2021, including the RFJ Acquisition in December 2021, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,126.3	$1,447.5	$(321.2)	(22)%
Acquisitions, open points, dispositions and holding company	215.4	4.8	210.6	NM
Total as reported	$1,341.7	$1,452.3	$(110.6)	(8)%

Fleet new vehicle revenue:
Same store	$17.5	$9.7	$7.8	80%
Acquisitions, open points, dispositions and holding company	149.0	—	149.0	NM
Total as reported	$166.5	$9.7	$156.8	NM

Total new vehicle revenue:
Same store	$1,143.8	$1,457.2	$(313.4)	(22)%
Acquisitions, open points, dispositions and holding company	364.4	4.8	359.6	NM
Total as reported	$1,508.2	$1,462.0	$46.2	3%

Retail new vehicle gross profit:
Same store	$139.0	$117.4	$21.6	18%
Acquisitions, open points, dispositions and holding company	28.3	0.6	27.7	NM
Total as reported	$167.3	$118.0	$49.3	42%

Fleet new vehicle gross profit:
Same store	$0.8	$0.3	$0.5	167%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$0.9	$0.3	$0.6	200%

Total new vehicle gross profit:
Same store	$139.8	$117.7	$22.1	19%
Acquisitions, open points, dispositions and holding company	28.4	0.6	27.8	NM
Total as reported	$168.2	$118.3	$49.9	42%

Retail new vehicle unit sales:
Same store	20,135	30,129	(9,994)	(33)%
Acquisitions, open points, dispositions and holding company	4,207	114	4,093	NM
Total as reported	24,342	30,243	(5,901)	(20)%

Fleet new vehicle unit sales:
Same store	381	245	136	56%
Acquisitions, open points, dispositions and holding company	4,257	—	4,257	NM
Total as reported	4,638	245	4,393	NM

Total new vehicle unit sales:
Same store	20,516	30,374	(9,858)	(32)%
Acquisitions, open points, dispositions and holding company	8,464	114	8,350	NM
Total as reported	28,980	30,488	(1,508)	(5)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$2,236.0	$2,578.2	$(342.2)	(13)%
Acquisitions, open points, dispositions and holding company	451.4	8.1	443.3	NM
Total as reported	$2,687.4	$2,586.3	$101.1	4%

Fleet new vehicle revenue:
Same store	$31.0	$32.0	$(1.0)	(3)%
Acquisitions, open points, dispositions and holding company	284.0	—	284.0	NM
Total as reported	$315.0	$32.0	$283.0	884%

Total new vehicle revenue:
Same store	$2,267.0	$2,610.2	$(343.2)	(13)%
Acquisitions, open points, dispositions and holding company	735.4	8.1	727.3	NM
Total as reported	$3,002.4	$2,618.3	$384.1	15%

Retail new vehicle gross profit:
Same store	$276.9	$186.2	$90.7	49%
Acquisitions, open points, dispositions and holding company	56.9	1.0	55.9	NM
Total as reported	$333.8	$187.2	$146.6	78%

Fleet new vehicle gross profit:
Same store	$1.4	$0.6	$0.8	133%
Acquisitions, open points, dispositions and holding company	0.4	—	0.4	NM
Total as reported	$1.8	$0.6	$1.2	200%

Total new vehicle gross profit:
Same store	$278.3	$186.8	$91.5	49%
Acquisitions, open points, dispositions and holding company	57.3	1.0	56.3	NM
Total as reported	$335.6	$187.8	$147.8	79%

Retail new vehicle unit sales:
Same store	40,418	53,865	(13,447)	(25)%
Acquisitions, open points, dispositions and holding company	8,526	195	8,331	NM
Total as reported	48,944	54,060	(5,116)	(9)%

Fleet new vehicle unit sales:
Same store	658	786	(128)	(16)%
Acquisitions, open points, dispositions and holding company	8,361	—	8,361	NM
Total as reported	9,019	786	8,233	NM

Total new vehicle unit sales:
Same store	41,076	54,651	(13,575)	(25)%
Acquisitions, open points, dispositions and holding company	16,887	195	16,692	NM
Total as reported	57,963	54,846	3,117	6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,341.7	$1,452.3	$(110.6)	(8)%
Fleet new vehicle revenue	166.5	9.7	156.8	NM
Total new vehicle revenue	$1,508.2	$1,462.0	$46.2	3%

Retail new vehicle gross profit	$167.3	$118.0	$49.3	42%
Fleet new vehicle gross profit	0.9	0.3	0.6	200%
Total new vehicle gross profit	$168.2	$118.3	$49.9	42%

Retail new vehicle unit sales	24,342	30,243	(5,901)	(20)%
Fleet new vehicle unit sales	4,638	245	4,393	NM
Total new vehicle unit sales	28,980	30,488	(1,508)	(5)%

Revenue per retail unit	$55,119	$48,021	$7,098	15%
Revenue per fleet unit	$35,889	$39,487	$(3,598)	(9)%
Total revenue per new unit	$52,042	$47,953	$4,089	9%

Gross profit per retail unit	$6,871	$3,902	$2,969	76%
Gross profit per fleet unit	$203	$1,319	$(1,116)	(85)%
Total gross profit per new unit	$5,804	$3,881	$1,923	50%

Retail gross profit as a % of revenue	12.5%	8.1%	440	bps
Fleet gross profit as a % of revenue	0.5%	3.3%	(280)	bps
Total new vehicle gross profit as a % of revenue	11.2%	8.1%	310	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$2,687.4	$2,586.3	$101.1	4%
Fleet new vehicle revenue	315.0	32.0	283.0	884%
Total new vehicle revenue	$3,002.4	$2,618.3	$384.1	15%

Retail new vehicle gross profit	$333.8	$187.2	$146.6	78%
Fleet new vehicle gross profit	1.8	0.6	1.2	200%
Total new vehicle gross profit	$335.6	$187.8	$147.8	79%

Retail new vehicle unit sales	48,944	54,060	(5,116)	(9)%
Fleet new vehicle unit sales	9,019	786	8,233	NM
Total new vehicle unit sales	57,963	54,846	3,117	6%

Revenue per retail unit	$54,908	$47,841	$7,067	15%
Revenue per fleet unit	$34,926	$40,686	$(5,760)	(14)%
Total revenue per new unit	$51,799	$47,739	$4,060	9%

Gross profit per retail unit	$6,821	$3,463	$3,358	97%
Gross profit per fleet unit	$198	$727	$(529)	(73)%
Total gross profit per new unit	$5,790	$3,424	$2,366	69%

Retail gross profit as a % of revenue	12.4%	7.2%	520	bps
Fleet gross profit as a % of revenue	0.6%	1.8%	(120)	bps
Total new vehicle gross profit as a % of revenue	11.2%	7.2%	400	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,126.3	$1,447.5	$(321.2)	(22)%
Fleet new vehicle revenue	17.5	9.7	7.8	80%
Total new vehicle revenue	$1,143.8	$1,457.2	$(313.4)	(22)%

Retail new vehicle gross profit	$139.0	$117.4	$21.6	18%
Fleet new vehicle gross profit	0.8	0.3	0.5	167%
Total new vehicle gross profit	$139.8	$117.7	$22.1	19%

Retail new vehicle unit sales	20,135	30,129	(9,994)	(33)%
Fleet new vehicle unit sales	381	245	136	56%
Total new vehicle unit sales	20,516	30,374	(9,858)	(32)%

Revenue per new retail unit	$55,938	$48,043	$7,895	16%
Revenue per new fleet unit	$45,847	$39,487	$6,360	16%
Total revenue per new unit	$55,751	$47,974	$7,777	16%

Gross profit per new retail unit	$6,905	$3,897	$3,008	77%
Gross profit per new fleet unit	$1,973	$1,319	$654	50%
Total gross profit per new unit	$6,813	$3,876	$2,937	76%

Retail gross profit as a % of revenue	12.3%	8.1%	420	bps
Fleet gross profit as a % of revenue	4.3%	3.1%	120	bps
Total new vehicle gross profit as a % of revenue	12.2%	8.1%	410	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$2,236.0	$2,578.2	$(342.2)	(13)%
Fleet new vehicle revenue	31.0	32.0	(1.0)	(3)%
Total new vehicle revenue	$2,267.0	$2,610.2	$(343.2)	(13)%

Retail new vehicle gross profit	$276.9	$186.2	$90.7	49%
Fleet new vehicle gross profit	1.4	0.6	0.8	133%
Total new vehicle gross profit	$278.3	$186.8	$91.5	49%

Retail new vehicle unit sales	40,418	53,865	(13,447)	(25)%
Fleet new vehicle unit sales	658	786	(128)	(16)%
Total new vehicle unit sales	41,076	54,651	(13,575)	(25)%

Revenue per new retail unit	$55,323	$47,864	$7,459	16%
Revenue per new fleet unit	$47,118	$40,686	$6,432	16%
Total revenue per new unit	$55,191	$47,761	$7,430	16%

Gross profit per new retail unit	$6,851	$3,458	$3,393	98%
Gross profit per new fleet unit	$2,130	$727	$1,403	193%
Total gross profit per new unit	$6,775	$3,418	$3,357	98%

Retail gross profit as a % of revenue	12.4%	7.2%	520	bps
Fleet gross profit as a % of revenue	4.5%	1.8%	270	bps
Total new vehicle gross profit as a % of revenue	12.3%	7.2%	510	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Retail new vehicle revenue decreased 22% due primarily to lower retail new vehicle unit sales volume as compared to the prior period. Retail new vehicle gross profit increased approximately $21.6 million, or 18%, as a result of higher retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $3,008 per unit, or 77%, to $6,905 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.
Same Store Franchised Dealerships Segment Retail New Vehicles – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Retail new vehicle revenue decreased 13%, due primarily to lower retail new vehicle unit sales volume partially offset by higher average selling prices on such vehicles. Retail new vehicle gross profit increased approximately $90.7 million, or 49%, as a result of higher retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $3,393 per unit, or 98%, to $6,851 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$751.5	$758.8	$(7.3)	(1)%
Acquisitions, open points, dispositions and holding company	120.4	2.7	117.7	NM
Total as reported	$871.9	$761.5	$110.4	14%

Retail used vehicle gross profit:
Same store	$38.2	$54.5	$(16.3)	(30)%
Acquisitions, open points, dispositions and holding company	5.5	0.7	4.8	686%
Total as reported	$43.7	$55.2	$(11.5)	(21)%

Retail used vehicle unit sales:
Same store	23,555	28,429	(4,874)	(17)%
Acquisitions, open points, dispositions and holding company	4,601	121	4,480	NM
Total as reported	28,156	28,550	(394)	(1)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$1,474.5	$1,417.9	$56.6	4%
Acquisitions, open points, dispositions and holding company	251.2	5.2	246.0	NM
Total as reported	$1,725.7	$1,423.1	$302.6	21%

Retail used vehicle gross profit:
Same store	$77.5	$89.0	$(11.5)	(13)%
Acquisitions, open points, dispositions and holding company	13.1	(1.8)	14.9	828%
Total as reported	$90.6	$87.2	$3.4	4%

Retail used vehicle unit sales:
Same store	46,272	55,549	(9,277)	(17)%
Acquisitions, open points, dispositions and holding company	8,962	237	8,725	NM
Total as reported	55,234	55,786	(552)	(1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$871.9	$761.5	$110.4	14%
Gross profit	$43.7	$55.2	$(11.5)	(21)%
Unit sales	28,156	28,550	(394)	(1)%
Revenue per unit	$30,967	$26,673	$4,294	16%
Gross profit per unit	$1,553	$1,934	$(381)	(20)%
Gross profit as a % of revenue	5.0%	7.3%	(230)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,725.7	$1,423.1	$302.6	21%
Gross profit	$90.6	$87.2	$3.4	4%
Unit sales	55,234	55,786	(552)	(1)%
Revenue per unit	$31,243	$25,509	$5,734	22%
Gross profit per unit	$1,640	$1,563	$77	5%
Gross profit as a % of revenue	5.3%	6.1%	(80)	bps

Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$751.5	$758.8	$(7.3)	(1)%
Gross profit	$38.2	$54.5	$(16.3)	(30)%
Unit sales	23,555	28,429	(4,874)	(17)%
Revenue per unit	$31,903	$26,690	$5,213	20%
Gross profit per unit	$1,622	$1,915	$(293)	(15)%
Gross profit as a % of revenue	5.1%	7.2%	(210)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$1,474.5	$1,417.9	$56.6	4%
Gross profit	$77.5	$89.0	$(11.5)	(13)%
Unit sales	46,272	55,549	(9,277)	(17)%
Revenue per unit	$31,866	$25,525	$6,341	25%
Gross profit per unit	$1,674	$1,602	$72	4%
Gross profit as a % of revenue	5.3%	6.3%	(100)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Retail used vehicle revenue decreased approximately $7.3 million, or 1%, driven primarily by a 17% decrease in retail used vehicle unit sales volume, offset partially by a 20% increase in retail used vehicle revenue per unit. Retail used vehicle gross profit decreased approximately $16.3 million, or 30%, driven primarily by a $293 per unit decrease in retail used vehicle gross profit per unit, as well as the decrease in retail used vehicle unit sales volume during the second quarter of 2022.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Retail used vehicle revenue increased approximately $56.6 million, or 4%, driven primarily by a 25% increase in retail used vehicle revenue per unit, offset partially by a 17% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $11.5 million, or 13%, driven primarily by the decrease in used vehicle unit sales volume during the second quarter of 2022, offset partially by a $72 per unit increase in retail used vehicle gross profit per unit.

Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$55.4	$62.7	$(7.3)	(12)%
Acquisitions, open points, dispositions and holding company	23.8	0.3	23.5	NM
Total as reported	$79.2	$63.0	$16.2	26%

Total wholesale vehicle gross profit (loss):
Same store	$(0.4)	$4.1	$(4.5)	(110)%
Acquisitions, open points, dispositions and holding company	(0.1)	(2.6)	2.5	96%
Total as reported	$(0.5)	$1.5	$(2.0)	(133)%

Total wholesale vehicle unit sales:
Same store	4,313	6,729	(2,416)	(36)%
Acquisitions, open points, dispositions and holding company	1,538	24	1,514	NM
Total as reported	5,851	6,753	(902)	(13)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$138.1	$118.7	$19.4	16%
Acquisitions, open points, dispositions and holding company	47.4	0.4	47.0	NM
Total as reported	$185.5	$119.1	$66.4	56%

Total wholesale vehicle gross profit (loss):
Same store	$(0.8)	$4.9	$(5.7)	(116)%
Acquisitions, open points, dispositions and holding company	(0.1)	(2.7)	2.6	96%
Total as reported	$(0.9)	$2.2	$(3.1)	(141)%

Total wholesale vehicle unit sales:
Same store	9,675	13,532	(3,857)	(29)%
Acquisitions, open points, dispositions and holding company	2,948	53	2,895	NM
Total as reported	12,623	13,585	(962)	(7)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$79.2	$63.0	$16.2	26%
Gross profit (loss)	$(0.5)	$1.5	$(2.0)	(133)%
Unit sales	5,851	6,753	(902)	(13)%
Revenue per unit	$13,537	$9,323	$4,214	45%
Gross profit (loss) per unit	$(91)	$212	$(303)	(143)%
Gross profit (loss) as a % of revenue	(0.6)%	2.3%	(290)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$185.5	$119.1	$66.4	56%
Gross profit (loss)	$(0.9)	$2.2	$(3.1)	(141)%
Unit sales	12,623	13,585	(962)	(7)%
Revenue per unit	$14,696	$8,771	$5,925	68%
Gross profit (loss) per unit	$(74)	$160	$(234)	(146)%
Gross profit (loss) as a % of revenue	(0.5)%	1.8%	(230)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$55.4	$62.7	$(7.3)	(12)%
Gross profit (loss)	$(0.4)	$4.1	$(4.5)	(110)%
Unit sales	4,313	6,729	(2,416)	(36)%
Revenue per unit	$12,860	$9,329	$3,531	38%
Gross profit (loss) per unit	$(75)	$619	$(694)	(112)%
Gross profit (loss) as a % of revenue	(0.7)%	6.5%	(720)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$138.1	$118.7	$19.4	16%
Gross profit (loss)	$(0.8)	$4.9	$(5.7)	(116)%
Unit sales	9,675	13,532	(3,857)	(29)%
Revenue per unit	$14,269	$8,778	$5,491	63%
Gross profit (loss) per unit	$(72)	$363	$(435)	(120)%
Gross profit (loss) as a % of revenue	(0.6)%	4.1%	(470)	bps

We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 days as of both June 30, 2022 and 2021. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Wholesale vehicle revenue decreased approximately $7.3 million, or 12%, driven by a 36% decrease in wholesale vehicle unit sales volume due to fewer trade-ins as a result of decreased retail new and used vehicle sales activity during the second quarter of 2022, partially offset by a 38% increase in wholesale vehicle revenue per unit. Wholesale vehicle gross profit decreased approximately $4.5 million, driven primarily by a $694 per unit, or 112%, decrease in wholesale vehicle gross profit per unit as a result of lower demand in the wholesale vehicle market compared to the prior year period.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Wholesale vehicle revenue increased approximately $19.4 million or 16%, driven primarily by a 63% increase in wholesale vehicle revenue per unit during the first six months of 2022. Wholesale vehicle gross profit decreased approximately $5.7 million, driven primarily by a $435 per unit, or 120%, decrease in wholesale vehicle gross profit per unit, as well as a 29% decrease in wholesale vehicle unit sales volume as a result of higher levels of demand in the wholesale vehicle auction market during the first six months of 2021 due to the impact of new vehicle inventory shortages and high levels of consumer demand for both new and used vehicles.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$362.1	$344.9	$17.2	5%
Acquisitions, open points, dispositions and holding company	36.0	1.2	34.8	NM
Total as reported	$398.1	$346.1	$52.0	15%

Total Fixed Operations gross profit:
Same store	$181.2	$174.5	$6.7	4%
Acquisitions, open points, dispositions and holding company	16.9	1.1	15.8	NM
Total as reported	$198.1	$175.6	$22.5	13%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$706.8	$651.8	$55.0	8%
Acquisitions, open points, dispositions and holding company	71.9	2.4	69.5	NM
Total as reported	$778.7	$654.2	$124.5	19%

Total Fixed Operations gross profit:
Same store	$350.9	$328.8	$22.1	7%
Acquisitions, open points, dispositions and holding company	33.9	2.0	31.9	NM
Total as reported	$384.8	$330.8	$54.0	16%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$186.2	$151.6	$34.6	23%
Warranty	54.4	58.0	(3.6)	(6)%
Wholesale parts	49.9	39.6	10.3	26%
Internal, sublet and other	107.6	96.9	10.7	11%
Total revenue	$398.1	$346.1	$52.0	15%

Gross profit
Customer pay	$103.2	$87.3	$15.9	18%
Warranty	32.3	33.8	(1.5)	(4)%
Wholesale parts	9.0	6.9	2.1	30%
Internal, sublet and other	53.6	47.6	6.0	13%
Total gross profit	$198.1	$175.6	$22.5	13%

Gross profit as a % of revenue
Customer pay	55.4%	57.6%	(220)	bps
Warranty	59.4%	58.3%	110	bps
Wholesale parts	18.0%	17.4%	60	bps
Internal, sublet and other	49.8%	49.1%	70	bps
Total gross profit as a % of revenue	49.8%	50.7%	(90)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$362.6	$284.9	$77.7	27%
Warranty	107.1	111.1	(4.0)	(4)%
Wholesale parts	99.6	74.3	25.3	34%
Internal, sublet and other	209.4	183.9	25.5	14%
Total revenue	$778.7	$654.2	$124.5	19%

Gross profit
Customer pay	$201.0	$163.2	$37.8	23%
Warranty	63.7	64.8	(1.1)	(2)%
Wholesale parts	17.8	13.0	4.8	37%
Internal, sublet and other	102.3	89.8	12.5	14%
Total gross profit	$384.8	$330.8	$54.0	16%

Gross profit as a % of revenue
Customer pay	55.4%	57.3%	(190)	bps
Warranty	59.5%	58.3%	120	bps
Wholesale parts	17.9%	17.5%	40	bps
Internal, sublet and other	48.9%	48.8%	10	bps
Total gross profit as a % of revenue	49.4%	50.6%	(120)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$171.0	$151.0	$20.0	13%
Warranty	51.7	57.8	(6.1)	(11)%
Wholesale parts	46.5	39.4	7.1	18%
Internal, sublet and other	92.9	96.7	(3.8)	(4)%
Total revenue	$362.1	$344.9	$17.2	5%

Gross profit
Customer pay	$96.2	$86.9	$9.3	11%
Warranty	30.3	33.7	(3.4)	(10)%
Wholesale parts	8.4	6.9	1.5	22%
Internal, sublet and other	46.3	47.0	(0.7)	(1)%
Total gross profit	$181.2	$174.5	$6.7	4%

Gross profit as a % of revenue
Customer pay	56.2%	57.6%	(140)	bps
Warranty	58.7%	58.3%	40	bps
Wholesale parts	18.0%	17.4%	60	bps
Internal, sublet and other	49.8%	48.6%	120	bps
Total gross profit as a % of revenue	50.0%	50.6%	(60)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$332.9	$283.8	$49.1	17%
Warranty	102.1	110.8	(8.7)	(8)%
Wholesale parts	92.6	74.0	18.6	25%
Internal, sublet and other	179.2	183.2	(4.0)	(2)%
Total revenue	$706.8	$651.8	$55.0	8%

Gross profit
Customer pay	$187.4	$162.6	$24.8	15%
Warranty	60.0	64.5	(4.5)	(7)%
Wholesale parts	16.7	12.9	3.8	29%
Internal, sublet and other	86.8	88.8	(2.0)	(2)%
Total gross profit	$350.9	$328.8	$22.1	7%

Gross profit as a % of revenue
Customer pay	56.3%	57.3%	(100)	bps
Warranty	58.8%	58.2%	60	bps
Wholesale parts	18.0%	17.4%	60	bps
Internal, sublet and other	48.4%	48.5%	(10)	bps
Total gross profit as a % of revenue	49.6%	50.4%	(80)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Fixed Operations revenue increased approximately $17.2 million, or 5%, and Fixed Operations gross profit increased approximately $6.7 million, or 4%. Customer pay gross profit increased approximately $9.3 million, or 11%, warranty gross profit decreased approximately $3.4 million, or 10%, wholesale parts gross profit increased approximately $1.5 million, or 22%, and internal, sublet and other gross profit decreased approximately $0.7 million, or 1%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels, and expect to continue to see elevated levels in the remainder of 2022, compared to the prior year period.
Same Store Franchised Dealerships Segment Fixed Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Fixed Operations revenue increased approximately $55.0 million, or 8%, and Fixed Operations gross profit increased approximately $22.1 million, or 7%. Customer pay gross profit increased approximately $24.8 million, or 15%, warranty gross profit decreased approximately $4.5 million, or 7%, wholesale parts gross profit increased approximately $3.8 million, or 29%, and internal, sublet and other gross profit decreased approximately $2.0 million, or 2%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels, and expect to continue to see elevated levels in the remainder of 2022, compared to the prior year period.
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$106.6	$123.7	$(17.1)	(14)%
Acquisitions, open points, dispositions and holding company	23.2	0.3	22.9	NM
Total as reported	$129.8	$124.0	$5.8	5%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,440	$2,113	$327	15%
Reported	$2,472	$2,110	$362	17%

Total combined retail new and used vehicle unit sales:
Same store	43,690	58,558	(14,868)	(25)%
Acquisitions, open points, dispositions and holding company	8,808	235	8,573	NM
Total as reported	52,498	58,793	(6,295)	(11)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$209.1	$221.0	$(11.9)	(5)%
Acquisitions, open points, dispositions and holding company	47.1	0.6	46.5	NM
Total as reported	$256.2	$221.6	$34.6	16%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,412	$2,020	$392	19%
Reported	$2,460	$2,017	$443	22%

Total combined retail new and used vehicle unit sales:
Same store	86,690	109,414	(22,724)	(21)%
Acquisitions, open points, dispositions and holding company	17,488	432	17,056	NM
Total as reported	104,178	109,846	(5,668)	(5)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$129.8	$124.0	$5.8	5%
Total combined retail new and used vehicle unit sales	52,498	58,793	(6,295)	(11)%
Gross profit per retail unit (excludes fleet)	$2,472	$2,110	$362	17%

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$256.2	$221.6	$34.6	16%
Total combined retail new and used vehicle unit sales	104,178	109,846	(5,668)	(5)%
Gross profit per retail unit (excludes fleet)	$2,460	$2,017	$443	22%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$106.6	$123.7	$(17.1)	(14)%
Total combined retail new and used vehicle unit sales	43,690	58,558	(14,868)	(25)%
Gross profit per retail unit (excludes fleet)	$2,440	$2,113	$327	15%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$209.1	$221.0	$(11.9)	(5)%
Total combined retail new and used vehicle unit sales	86,690	109,414	(22,724)	(21)%
Gross profit per retail unit (excludes fleet)	$2,412	$2,020	$392	19%
Same Store Franchised Dealerships Segment F&I – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
F&I revenue decreased approximately $17.1 million, or 14%, due primarily to a 25% decrease in total combined new and used retail unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $327 per unit, or 15%, to $2,440 per unit, due primarily to an increase in gross profit per finance contract as well as an increase in the other aftermarket contract penetration rate and gross profit per aftermarket contract.
Finance contract revenue for new and used vehicles decreased 17%, due primarily to a 30% decrease in finance contract volume as well as a 460-basis point decrease in the finance contract penetration rate, offset partially by a 19% increase in gross profit per finance contract. Service contract revenue for new and used vehicles decreased 9%, due primarily to a 13% decrease in service contract volume, offset partially by a 4% increase in gross profit per service contract as well as a 620-basis point increase in the service contract penetration rate. Other aftermarket contract revenue decreased 4%, due primarily to a 14% decrease in other aftermarket contract volume, offset by a 11% increase in gross profit per other aftermarket contract as well as a 2,400-basis point increase in the other aftermarket contract penetration rate.
Same Store Franchised Dealerships Segment F&I – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
F&I revenue decreased approximately $11.9 million, or 5%, due primarily to a 21% decrease in total combined new and used vehicle retail unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $392 per unit, or 19%, to $2,412 per unit, due primarily to an increase in gross profit per contract (finance, service, and other aftermarket) and an increase in the service contract and other aftermarket contract penetration rates.
Finance contract revenue for new and used vehicles decreased 7%, due primarily to a 24% decrease in finance contract volume as well as a 290-basis point decrease in the finance contract penetration rate, offset partially by a 22% increase in gross profit per finance contract. Service contract revenue for new and used vehicles decreased 5%, due primarily to a 9% decrease in service contract volume, offset partially by a 4% increase in gross profit per service contract as well as a 570-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 3%, due primarily to a 11.5% increase in gross profit per other aftermarket contract as well as a 2,460-basis point increase in the other aftermarket contract penetration rate, offset partially by a 8% decrease in other aftermarket contract volume.

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
Used Vehicles and F&I – EchoPark Segment
Based on the way we manage the EchoPark Segment, our operating strategy focuses on maximizing total used vehicle-related gross profit (based on a combination of retail used vehicle unit sales volume, front-end retail used vehicle gross profit (loss) per unit and F&I gross profit per retail unit) rather than realizing traditional levels of front-end retail used vehicle gross profit (loss) per unit. As such, we believe the best per unit measure of gross profit performance at our EchoPark stores is a combined total gross profit per retail unit, which includes both front-end retail used vehicle gross profit (loss) and F&I gross profit per retail unit sold. See the discussion under the heading “Results of Operations – Franchised Dealerships Segment” for additional discussion of the macro drivers of used vehicle revenues and F&I revenues.

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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total used vehicle revenue:
Same market	$406.3	$518.6	$(112.3)	(22)%
New markets	171.2	1.1	170.1	NM
Total as reported	$577.5	$519.7	$57.8	11%

Total used vehicle gross profit (loss):
Same market	$(3.6)	$(20.3)	$16.7	82%
New markets	7.0	0.2	6.8	NM
Total as reported	$3.4	$(20.1)	$23.5	117%

Total used vehicle unit sales:
Same market	12,440	21,222	(8,782)	(41)%
New markets	4,168	39	4,129	NM
Total as reported	16,608	21,261	(4,653)	(22)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total used vehicle revenue:
Same market	$768.4	$960.1	$(191.7)	(20)%
New markets	326.1	0.9	325.2	NM
Total as reported	$1,094.5	$961.0	$133.5	14%

Total used vehicle gross profit (loss):
Same market	$(10.4)	$(21.6)	$11.2	52%
New markets	15.0	0.2	14.8	NM
Total as reported	$4.6	$(21.4)	$26.0	121%

Total used vehicle unit sales:
Same market	23,830	40,892	(17,062)	(42)%
New markets	7,773	39	7,734	NM
Total as reported	31,603	40,931	(9,328)	(23)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$30.8	$53.3	$(22.5)	(42)%
New markets	12.6	(0.1)	12.7	NM
Total as reported	$43.4	$53.2	$(9.8)	(18)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$59.4	$99.9	$(40.5)	(41)%
New markets	24.1	0.4	23.7	NM
Total as reported	$83.5	$100.3	$(16.8)	(17)%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$577.5	$519.7	$57.8	11%
Used vehicle gross profit (loss)	$3.4	$(20.1)	$23.5	117%
Used vehicle unit sales	16,608	21,261	(4,653)	(22)%
Used vehicle revenue per unit	$34,772	$24,442	$10,330	42%
F&I revenue	$43.4	$53.2	$(9.8)	(18)%
Combined used vehicle gross profit and F&I revenue	$46.8	$33.1	$13.7	41%
Total used vehicle and F&I gross profit per retail unit	$2,804	$1,537	$1,267	82%

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported used vehicle and F&I:
Used vehicle revenue	$1,094.5	$961.0	$133.5	14%
Used vehicle gross profit (loss)	$4.6	$(21.4)	$26.0	121%
Used vehicle unit sales	31,603	40,931	(9,328)	(23)%
Used vehicle revenue per unit	$34,633	$23,479	$11,154	48%
F&I revenue	$83.5	$100.3	$(16.8)	(17)%
Combined used vehicle gross profit and F&I revenue	$88.1	$78.9	$9.2	12%
Total used vehicle and F&I gross profit per retail unit	$2,774	$1,922	$852	44%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$406.3	$518.6	$(112.3)	(22)%
Used vehicle gross profit (loss)	$(3.6)	$(20.3)	$16.7	82%
Used vehicle unit sales	12,440	21,222	(8,782)	(41)%
Used vehicle revenue per unit	$32,661	$24,437	$8,224	34%
F&I revenue	$30.8	$53.3	$(22.5)	(42)%
Combined used vehicle gross profit and F&I revenue	$27.2	$33.0	$(5.8)	(18)%
Total used vehicle and F&I gross profit per retail unit	$2,171	$1,538	$633	41%

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market used vehicle and F&I:
Used vehicle revenue	$768.4	$960.1	$(191.7)	(20)%
Used vehicle gross profit (loss)	$(10.4)	$(21.6)	$11.2	52%
Used vehicle unit sales	23,830	40,892	(17,062)	(42)%
Used vehicle revenue per unit	$32,245	$23,479	$8,766	37%
F&I revenue	$59.4	$99.9	$(40.5)	(41)%
Combined used vehicle gross profit and F&I revenue	$49.0	$78.3	$(29.3)	(37)%
Total used vehicle and F&I gross profit per retail unit	$2,048	$1,914	$134	7%

Same Market EchoPark Segment Used Vehicles and F&I – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Retail used vehicle revenue decreased approximately $112.3 million, or 22% due primarily to a 41% decrease in retail used vehicle unit sales, offset partially by a 34% increase in retail used vehicle revenue per unit. Combined used vehicle gross profit and F&I revenue decreased approximately $5.8 million, or 18%, due primarily to a $22.5 million decrease in F&I revenue, offset partially by a $16.7 million decrease in retail used vehicle gross loss. The increase in total used vehicle and F&I gross profit per retail unit was due primarily to used vehicle prices reaching an all-time high during the first quarter of 2022, and remaining at elevated levels during the second quarter of 2022.
Same Market EchoPark Segment Used Vehicles and F&I – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Retail used vehicle revenue decreased approximately $191.7 million, or 20% due primarily to a 42% decrease in retail used vehicle unit sales, offset partially by a 37% increase in retail used vehicle revenue per unit. Combined used vehicle gross profit and F&I revenue decreased approximately $29.3 million, or 37%, due primarily to a $40.5 million decrease in F&I revenue, offset partially by a $11.2 million decrease in retail used vehicle gross loss. The increase in total used vehicle and F&I gross profit per retail unit was due primarily to used vehicle prices reaching an all-time high during the first quarter of 2022, and remaining at elevated levels during the second quarter of 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Franchised Dealerships Segment” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$35.0	$21.9	$13.1	60%
New markets	7.2	(0.1)	7.3	NM
Total as reported	$42.2	$21.8	$20.4	94%

Total wholesale vehicle gross profit (loss):
Same market	$1.5	$2.8	$(1.3)	(46)%
New markets	0.2	0.2	—	—%
Total as reported	$1.7	$3.0	$(1.3)	(43)%

Total wholesale vehicle unit sales:
Same market	2,286	2,878	(592)	(21)%
New markets	408	—	408	100%
Total as reported	2,694	2,878	(184)	(6)%

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$89.3	$40.5	$48.8	120%
New markets	15.4	—	15.4	100%
Total as reported	$104.7	$40.5	$64.2	159%

Total wholesale vehicle gross profit (loss):
Same market	$3.5	$3.1	$0.4	13%
New markets	—	0.1	(0.1)	(100)%
Total as reported	$3.5	$3.2	$0.3	9%

Total wholesale vehicle unit sales:
Same market	5,393	5,739	(346)	(6)%
New markets	950	—	950	100%
Total as reported	6,343	5,739	604	11%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$42.2	$21.8	$20.4	94%
Gross profit (loss)	$1.7	$3.0	$(1.3)	(43)%
Unit sales	2,694	2,878	(184)	(6)%
Revenue per unit	$15,656	$7,592	$8,064	106%
Gross profit (loss) per unit	$608	$1,075	$(467)	NM
Gross profit (loss) as a % of revenue	3.9%	14.2%	(1,030)	bps
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$104.7	$40.5	$64.2	159%
Gross profit (loss)	$3.5	$3.2	$0.3	9%
Unit sales	6,343	5,739	604	11%
Revenue per unit	$16,502	$7,049	$9,453	134%
Gross profit (loss) per unit	$563	$558	$5	1%
Gross profit (loss) as a % of revenue	3.4%	7.9%	(450)	bps

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$35.0	$21.9	$13.1	60%
Gross profit (loss)	$1.5	$2.8	$(1.3)	(46)%
Unit sales	2,286	2,878	(592)	(21)%
Revenue per unit	$15,307	$7,592	$7,715	102%
Gross profit (loss) per unit	$695	$1,074	$(379)	(35)%
Gross profit (loss) as a % of revenue	4.5%	14.2%	(970)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$89.3	$40.5	$48.8	120%
Gross profit (loss)	$3.5	$3.1	$0.4	13%
Unit sales	5,393	5,739	(346)	(6)%
Revenue per unit	$16,566	$7,049	$9,517	135%
Gross profit (loss) per unit	$648	$558	$90	16%
Gross profit (loss) as a % of revenue	3.9%	7.7%	(380)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Same market wholesale vehicle revenue increased approximately $13.1 million or 60% due primarily to a 102% increase in revenue per wholesale unit, offset partially by a 21% decrease in wholesale vehicle unit sales volume resulting from the stabilization of excess demand in the wholesale vehicle auction market which drove record high wholesale vehicle pricing through the second quarter of 2022. Historically, given EchoPark’s retail inventory mix focused on 1-4-year old vehicles, the majority of vehicles acquired from guests on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. As we add older model year vehicles to EchoPark’s inventory going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Same market wholesale vehicle revenue increased approximately $48.8 million or 120% due primarily to a 135% increase in revenue per wholesale unit, offset partially by a 6% decrease in wholesale vehicle unit sales volume resulting from the stabilization of excess demand in the wholesale vehicle auction market which drove record high wholesale vehicle pricing through the first half of 2022. Historically, given EchoPark’s retail inventory mix focused on 1-4-year old vehicles, the majority of vehicles acquired from guests on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. As we add older model year vehicles to EchoPark’s inventory going forward, the levels of wholesale vehicle revenue and gross profit may vary.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following tables of financial data, total segment income (loss) of the reportable segments is reconciled to consolidated income from continuing operations before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,341.7	$1,452.3	$(110.6)	(8)%
Fleet new vehicles	166.5	9.7	156.8	NM
Total new vehicles	$1,508.2	$1,462.0	$46.2	3%
Used vehicles	871.9	761.5	110.4	14%
Wholesale vehicles	79.2	63.0	16.2	26%
Parts, service and collision repair	398.1	346.1	52.0	15%
Finance, insurance and other, net	129.8	124.0	5.8	5%
Franchised Dealerships Segment revenues	$2,987.2	$2,756.6	$230.6	8%

EchoPark Segment revenues:
Retail new vehicles	$2.5	$0.9	$1.6	(178)%
Used vehicles	577.5	519.7	57.8	11%
Wholesale vehicles	42.2	21.8	20.4	94%
Finance, insurance and other, net	43.4	53.2	(9.8)	(18)%
EchoPark Segment revenues	$665.6	$595.6	$70.0	12%

Total consolidated revenues	$3,652.8	$3,352.2	$300.6	9%

Income (Loss) (1):
Franchised Dealerships Segment	$162.1	$165.4	$(3.3)	(2)%
EchoPark Segment	(34.9)	(14.4)	(20.5)	(142)%
Income from continuing operations before taxes	$127.2	$151.0	$(23.8)	(16)%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	52,498	58,793	(6,295)	(11)%
EchoPark Segment	16,693	21,275	(4,582)	(22)%
Total retail new and used vehicle unit sales volume	69,191	80,068	(10,877)	(14)%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$2,687.4	$2,586.3	$101.1	4%
Fleet new vehicles	315.0	32.0	283.0	884%
Total new vehicles	$3,002.4	$2,618.3	$384.1	15%
Used vehicles	1,725.7	1,423.1	302.6	21%
Wholesale vehicles	185.5	119.1	66.4	56%
Parts, service and collision repair	778.7	654.2	124.5	19%
Finance, insurance and other, net	256.2	221.6	34.6	16%
Franchised Dealerships Segment revenues	$5,948.5	$5,036.3	$912.2	18%

EchoPark Segment revenues:
Retail new vehicles	$8.2	$0.9	$7.3	(811)%
Used vehicles	1,094.5	961.0	133.5	14%
Wholesale vehicles	104.7	40.5	64.2	159%
Finance, insurance and other, net	83.5	100.3	(16.8)	(17)%
EchoPark Segment revenues	$1,290.9	$1,102.7	$188.2	17%

Total consolidated revenues	$7,239.4	$6,139.0	$1,100.4	18%

Income (Loss) (1):
Franchised Dealerships Segment	$326.0	$236.0	$90.0	38%
EchoPark Segment	(69.9)	(12.4)	(57.5)	(464)%
Income from continuing operations before taxes	$256.1	$223.6	$32.5	15%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	104,178	109,846	(5,668)	(5)%
EchoPark Segment	31,773	40,945	(9,172)	(22)%
Total retail new and used vehicle unit sales volume	135,951	150,791	(14,840)	(10)%
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$266.4	$213.8	$(52.6)	(25)%
Advertising	25.6	15.3	(10.3)	(67)%
Rent	13.7	13.7	—	—%
Other	97.1	77.8	(19.3)	(25)%
Total SG&A expenses	$402.8	$320.6	$(82.2)	(26)%

SG&A expenses as a % of gross profit:
Compensation	45.2%	41.9%	(330)	bps
Advertising	4.3%	3.0%	(130)	bps
Rent	2.3%	2.7%	40	bps
Other	16.6%	15.2%	(140)	bps
Total SG&A expenses as a % of gross profit	68.4%	62.8%	(560)	bps

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$518.9	$402.3	$(116.6)	(29)%
Advertising	51.7	27.5	(24.2)	(88)%
Rent	26.4	27.4	1.0	4%
Other	192.8	152.8	(40.0)	(26)%
Total SG&A expenses	$789.8	$610.0	$(179.8)	(29)%

SG&A expenses as a % of gross profit:
Compensation	44.7%	44.1%	(60)	bps
Advertising	4.5%	3.0%	(150)	bps
Rent	2.3%	3.0%	70	bps
Other	16.6%	16.8%	20	bps
Total SG&A expenses as a % of gross profit	68.1%	66.9%	(120)	bps
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher compensation levels as a result of the RFJ Acquisition and higher overall gross profit levels. Compensation expense increased in both dollar amount and as a percentage of gross profit, primarily due to the RFJ Acquisition and higher overall gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of our continued investment in EchoPark and the effect of the RFJ Acquisition. Rent expense was flat in dollar amount and decreased as a percentage of gross profit primarily due to higher levels of overall gross profit. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the effect of our EchoPark growth plan and the RFJ Acquisition.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher compensation levels as a result of the RFJ Acquisition and higher overall gross profit levels. Compensation expense increased in both dollar amount and as a percentage of gross profit, primarily due to the RFJ Acquisition and higher overall gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, due primarily to a focused marketing strategy particularly at EchoPark and the effects of the RFJ Acquisition. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the buyout of certain previously leased properties and higher levels of overall gross profit. Other SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher gross profit levels.
Impairment Charges – Consolidated
We did not record any impairment charges for the three and six months ended June 30, 2022 or 2021.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $6.4 million, or 26%, and $12.7 million, or 26%, during the three and six months ended June 30, 2022, respectively, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.
Interest Expense, Floor Plan – Consolidated
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Interest expense, floor plan for new vehicles decreased approximately $0.5 million, or 21%. The average new vehicle floor plan interest rate was 0.62% in the three months ended June 30, 2022, down from 0.81% in the three months ended June 30, 2021, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.6 million. The average new vehicle floor plan notes payable balance increased approximately $42.7 million, which increased new vehicle floor plan interest expense by approximately $0.1 million.
Interest expense, floor plan for used vehicles increased approximately $2.3 million, or 112%. The average used vehicle floor plan interest rate was 2.91% in the three months ended June 30, 2022, up from 1.67% in the three months ended June 30, 2021, resulting in an increase in used vehicle floor plan interest expense of approximately $1.9 million. The average used vehicle floor plan notes payable balance increased approximately $102.9 million, which increased used vehicle floor plan interest expense by approximately $0.4 million.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Interest expense, floor plan for new vehicles decreased approximately $2.3 million, or 41%. The average new vehicle floor plan interest rate was 0.57%, down from 1.00% in the six months ended June 30, 2022, resulting in an increase in new vehicle floor plan interest expense of approximately $2.5 million. The average new vehicle floor plan notes payable balance increased approximately $32.8 million, which increased new vehicle floor plan interest expense by approximately $0.2 million.
Interest expense, floor plan for used vehicles increased approximately $3.9 million, or 105%. The average used vehicle floor plan interest rate was 2.52%, up from 1.71% in the six months ended June 30, 2022, resulting in an increase in used vehicle floor plan interest expense of approximately $2.5 million. The average used vehicle floor plan notes payable balance increased approximately $170.9 million, which increase used vehicle floor plan interest expense by approximately $1.4 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Stated/coupon interest	$17.0	$7.5	$(9.5)	(127)%
Deferred loan cost amortization	1.1	0.8	(0.3)	(38)%
Interest rate hedge expense (benefit)	0.4	0.5	0.1	20%
Capitalized interest	(0.3)	(0.6)	(0.3)	(50)%
Interest on finance lease liabilities	2.9	1.7	(1.2)	(71)%
Other interest	0.2	0.2	—	—%
Total interest expense, other, net	$21.3	$10.1	$(11.2)	(111)%

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Stated/coupon interest	$34.0	$15.2	$(18.8)	(124)%
Discount/premium amortization	—	—	—	—%
Deferred loan cost amortization	2.3	1.7	(0.6)	(35)%
Interest rate hedge expense (benefit)	0.7	0.9	0.2	22%
Capitalized interest	(0.8)	(1.0)	(0.2)	(20)%
Interest on finance lease liabilities	5.6	3.3	(2.3)	(70)%
Other interest	0.3	0.3	—	—%
Total interest expense, other, net	$42.1	$20.4	$(21.7)	(106)%

Interest expense, other, net increased approximately $11.2 million or 111%, during the three months ended June 30, 2022, and increased approximately $21.7 million, or 106%, during the six months ended June 30, 2022. These increases were primarily due to the issuance of the 4.625% Notes and the 4.875% Notes in October 2021, increases on variable rate mortgage debt, and higher interest on finance lease liabilities as a result of a rising interest rate environment.
Income Taxes
The overall effective tax rate from continuing operations was 25.5% and 25.0% for the three and six months ended June 30, 2022, respectively, and 24.5% and 25.0% for the three and six months ended June 30, 2021, respectively. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2022 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2022, we had approximately $367.6 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.

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
We had the following liquidity resources available as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$327.1	$299.4
Availability under the 2021 Revolving Credit Facility	269.3	281.4
Availability under the 2019 Mortgage Facility	27.7	22.2
Floor plan deposit balance	125.5	99.8
Total available liquidity resources	$749.6	$702.8
We participate in a program with two of our lender partners wherein we maintain a floor plan deposit balance (as shown in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $125.5 million and $99.8 million as of June 30, 2022 and December 31, 2021, respectively, are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 1.39% and 1.07% for the three months ended June 30, 2022 and 2021, respectively, and 1.24% and 1.20% for the six months ended June 30, 2022 and 2021, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $12.7 million and $11.5 million in manufacturer assistance in the three months ended June 30, 2022 and 2021, respectively, and approximately $25.5 million and $22.3 million in manufacturer assistance in the six months ended June 30, 2022 and 2021, respectively. We recognized in cost of sales approximately $12.5 million and $13.7 million in manufacturer assistance in the three months ended June 30, 2022 and 2021, respectively, and approximately $25.2 million and $25.0 million in manufacturer assistance in the six months ended June 30, 2022 and 2021, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
Long-Term Debt and Credit Facilities
See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our long-term debt, mortgage notes and credit facilities and compliance with debt covenants.
Capital Expenditures
Our capital expenditures include the purchase of land and buildings, the construction of new franchised dealerships, EchoPark stores and collision repair centers, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. We selectively construct new or improve existing franchised dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through cash flows from operations, new mortgages or our credit facilities.
Capital expenditures in the six months ended June 30, 2022 were approximately $100.4 million, including approximately $52.0 million related to our Franchised Dealerships Segment and approximately $48.4 million related to our EchoPark Segment. Of the total capital expenditures, approximately $59.0 million was related to facility construction projects, approximately $19.1 million was related to acquisitions of real estate (land and buildings) and approximately $22.3 million was for other fixed assets utilized in our store operations.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the $100.4 million in gross capital expenditures in the six months ended June 30, 2022 was funded through cash from operations. As of June 30, 2022, commitments for facility construction projects totaled approximately $22.0 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended June 30, 2022, we repurchased approximately 1.4 million shares of our Class A Common Stock for approximately $59.4 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of June 30, 2022, our total remaining share repurchase authorization was approximately $133.1 million. Subsequent to June 30, 2022, our Board of Directors approved an additional $500.0 million of share repurchase authorization, resulting in current remaining availability of approximately $633.1 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists, and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2022, we had approximately $367.6 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended June 30, 2022, our Board of Directors approved a cash dividend of $0.25 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2022, which was paid on July 15, 2022. Subsequent to June 30, 2022, our Board of Directors approved a cash dividend of $0.25 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2022 to be paid on October 14, 2022. Under the 2021 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2022, we had approximately $367.6 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the six months ended June 30, 2022 was approximately $306.3 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventories, a decrease in receivables, and an increase in trade accounts payable and other liabilities, offset partially by a decrease in notes payable – floor plan – trade. Net cash used in operating activities in the six months ended June 30, 2021 was approximately $34.6 million. This use of cash was comprised primarily of net income less non-cash items and a decrease in notes payable – floor plan – trade, offset partially by a decrease in inventories and an increase in trade accounts payable and other liabilities.
Cash Flows from Investing Activities – Net cash used in investing activities in the six months ended June 30, 2022 was approximately $118.8 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired. Net cash used in investing activities in the six months ended June 30, 2021 was approximately $129.2 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired.

Cash Flows from Financing Activities – Net cash used in financing activities in the six months ended June 30, 2022 was approximately $159.8 million. This use of cash was comprised primarily of net repayments on notes payable – floor plan – non-trade, purchases of treasury stock and payments on long-term debt. Net cash provided by financing activities in the six months ended June 30, 2021 was approximately $233.1 million. This provision of cash was comprised primarily of net

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
borrowings on notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash used in combined trade and non-trade floor plan financing was approximately $37.2 million in the six months ended June 30, 2022. Net cash used in combined trade and non-trade floor plan financing was approximately $238.1 million in the six months ended June 30, 2021. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $281.4 million in the six months ended June 30, 2022 and net cash provided by operating activities of approximately $279.7 million in the six months ended June 30, 2021.
One metric that management uses to measure operating performance is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments and on a consolidated basis. This non-GAAP financial measure is provided and reconciled to net income (the nearest comparable GAAP financial measure) in the tables below:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In millions)
Net income				$94.8				$113.8
Provision for income taxes				32.4				37.0
Income (loss) before taxes	$162.1	$(34.9)	$—	$127.2	$165.4	$(14.4)	$(0.2)	$150.8
Non-floor plan interest (1)	19.1	1.0	—	20.1	8.9	0.3	—	9.2
Depreciation & amortization (2)	26.4	6.0	—	32.4	21.4	4.2	—	25.6
Stock-based compensation expense	4.2	—	—	4.2	4.0	—	—	4.0
Long-term compensation charges	4.4	—	—	4.4	—	0.5	—	0.5
Loss (gain) on franchise and real estate disposals	0.1	—	—	0.1	(0.4)	—	—	(0.4)
Adjusted EBITDA (3)	$216.3	$(27.9)	$—	$188.4	$199.3	$(9.4)	$(0.2)	$189.7
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In millions)
Net income				$192.1				$168.1
Provision for income taxes				64.0				56.0
Income (loss) before taxes	$326.0	$(69.9)	$—	$256.1	$236.0	$(12.4)	$0.5	$224.1
Non-floor plan interest (1)	38.1	1.7	—	39.8	18.0	0.7	—	18.7
Depreciation & amortization (2)	52.3	11.2	—	63.5	42.7	7.5	—	50.2
Stock-based compensation expense	8.6	—	—	8.6	7.5	—	—	7.5
Long-term compensation charges	4.4	—	—	4.4	—	1.0	—	1.0
Loss (gain) on franchise and real estate disposals	(1.0)	—	—	(1.0)	(0.5)	—	—	(0.5)
Adjusted EBITDA (3)	$428.4	$(57.0)	$—	$371.4	$303.7	$(3.2)	$0.5	$301.0
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
Seasonality
Our operations are subject to seasonal variations. The first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Due to the abnormal effects of the COVID-19 pandemic on the automotive supply chain and inventory levels, this historical seasonality may not hold true for the year ending December 31, 2022. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of June 30, 2022, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $12.0 million. Future sublease payments expected to be received related to these lease payments were approximately $12.1 million at June 30, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. These indemnifications typically expire within a period of one to three years following the date of sale. We did not have any material exposure with respect to environmental remediation at June 30, 2022.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at both June 30, 2022 and December 31, 2021. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.2 billion at June 30, 2022. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $10.5 million in the six months ended June 30, 2022. Of the total change in interest expense, approximately $9.4 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the six months ended June 30, 2022 due to the leases containing LIBOR floors which were above the LIBOR rate during the six months ended June 30, 2022.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
For information regarding legal proceedings, see the discussion under the heading “Legal Matters” in Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended June 30, 2022.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
April 2022	1.2	$42.41	1.2	$141.2
May 2022	0.2	$42.88	0.2	$133.1
June 2022	—	$—	—	$133.1
Total	1.4		1.4

(1)On July 31, 2020 and April 29, 2021, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2020 authorization	$60.0
April 2021 authorization	250.0
Total active program repurchases prior to June 30, 2022	(176.9)
Current remaining availability as of June 30, 2022	$133.1

Subsequent to June 30, 2022, Sonic’s Board of Directors increased the Company’s share repurchase authorization by $500.0 million, resulting in current remaining availability of approximately $633.1 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

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

SONIC AUTOMOTIVE, INC.

July 28, 2022	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

July 28, 2022	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer