Form 10-Q/A
period 2022-03-31
SONIC AUTOMOTIVE INC
filed 2022-10-28
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q/A
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

EXPLANATORY NOTE
Unless the context requires otherwise, references to “we,” “us,” “our,” and “Sonic,” refer to Sonic Automotive, Inc. and its subsidiaries.
We have prepared this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was originally filed with the Securities and Exchange Commission on April 28, 2022 (the “Original 10-Q”) to reflect the restatement of our previously issued Condensed Consolidated Statements of Operations for the quarter ended March 31, 2022.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Sonic’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.
Internal Control over Financial Reporting
In connection with this restatement, Sonic has re-evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2022. Management has concluded that, in light of the error described below, a material weakness exists in our internal control over financial reporting related to the revenue recognition process at a single dealership acquired in December 2021. Based upon such re-evaluation, and due to such material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022. For a discussion of management’s evaluation of the Company’s disclosures controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part I, Item 4.
Background of the Restatement
On October 28, 2022, we filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to previously issued financial statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02, we determined that a restatement was necessary due to the effect of an error in our the Company's unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2022. The impact on the 2021 consolidated financial statements was immaterial.
During the quarter ended September 30, 2022, we identified an error related to the revenue recognition process at a single dealership acquired in December 2021. Specifically, we did not correctly apply the guidance in ASC 606 Revenue from Contracts with Customers related to transactions which required net reporting of certain fleet sales transactions within the Condensed Consolidated Statements of Operations. The effect of the error was an overstatement of fleet revenue and an equal overstatement of fleet cost of sales and associated subtotals. No other financial statements were affected and there was no impact on note disclosures, unless related to the items in the table below.
The tables below reflect the sections of the Sonic’s condensed consolidated statements of operations that were impacted by the error.

	Three Months Ended March 31, 2022
(Dollars in millions)	As Reported	Adjustments	As Restated
Revenues:
Fleet new vehicles	$148.6	$(130.4)	$18.2
Total new vehicles	$1,499.9	$(130.4)	$1,369.5
Total vehicles	$3,039.5	$(130.4)	$2,909.1
Total revenues	$3,586.6	$(130.4)	$3,456.2

Cost of sales:
Fleet new vehicles	$(147.8)	$130.4	$(17.4)
Total new vehicles	$(1,331.4)	$130.4	$(1,201.0)
Total vehicles	$(2,821.4)	$130.4	$(2,691.0)
Total cost of sales	$(3,015.3)	$130.4	$(2,884.9)

To assist in the review of this filing, this 10-Q/A sets forth the Original 10-Q in its entirety, as amended to reflect the changes described above. We believe that presenting all of the amended and restated information in this 10-Q/A allows readers to review all pertinent data in a single presentation. This 10-Q/A amends and restates the Financial Statements to reflect the restated numbers to correct the error in the Original 10-Q. In addition, in this 10-Q/A, corresponding changes were also made to the Part I, Item 2, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restated numbers and Part I, Item 4, under “Controls and Procedures” to reflect an updated evaluation of our disclosure controls and procedures and internal control over financial reporting.

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
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars and shares in millions, except per share amounts)
	As Restated
Revenues:
Retail new vehicles	$1,351.3	$1,134.0
Fleet new vehicles	18.2	22.3
Total new vehicles	1,369.5	1,156.3
Used vehicles	1,370.9	1,090.1
Wholesale vehicles	168.7	74.8
Total vehicles	2,909.1	2,321.2
Parts, service and collision repair	380.5	320.9
Finance, insurance and other, net	166.6	144.7
Total revenues	3,456.2	2,786.8
Cost of sales:
Retail new vehicles	(1,183.6)	(1,064.8)
Fleet new vehicles	(17.4)	(22.1)
Total new vehicles	(1,201.0)	(1,086.9)
Used vehicles	(1,322.7)	(1,059.2)
Wholesale vehicles	(167.3)	(73.9)
Total vehicles	(2,691.0)	(2,220.0)
Parts, service and collision repair	(193.9)	(165.9)
Total cost of sales	(2,884.9)	(2,385.9)
Gross profit	571.3	400.9
Selling, general and administrative expenses	(387.0)	(289.4)
Depreciation and amortization	(29.9)	(23.6)
Operating income	154.4	87.9
Other income (expense):
Interest expense, floor plan	(5.0)	(5.1)
Interest expense, other, net	(20.8)	(10.3)
Other income (expense), net	0.3	0.1
Total other income (expense)	(25.5)	(15.3)
Income from continuing operations before taxes	128.9	72.6
Provision for income taxes for continuing operations - benefit (expense)	(31.6)	(18.9)
Income from continuing operations	97.3	53.7
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	0.7
Provision for income taxes for discontinued operations - benefit (expense)	—	(0.2)
Income (loss) from discontinued operations	—	0.5
Net income	$97.3	$54.2
Basic earnings per common share:
Earnings per share from continuing operations	$2.41	$1.29
Earnings per share from discontinued operations	—	0.02
Earnings per common share	$2.41	$1.31
Weighted-average common shares outstanding	40.4	41.5
Diluted earnings per common share:
Earnings per share from continuing operations	$2.33	$1.23
Earnings per share from discontinued operations	—	0.02
Earnings per common share	$2.33	$1.25
Weighted-average common shares outstanding	41.8	43.5

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
Restatement of Previously Issued Condensed Consolidated Financial Statements – Subsequent to the issuance of the condensed consolidated financial statements as of and for the three months ended March 31, 2022 in our Quarterly Report on Form 10-Q for the first quarter of 2022, we identified an error in the application of ASC Topic 606, Revenue Recognition, related to principal accounting (gross accounting) versus agent accounting (net accounting) for certain fleet transactions from a newly acquired subsidiary. It was determined that we should have applied net accounting to certain fleet transactions where our previously issued condensed consolidated financial statements accounted for the transactions on a gross accounting basis. The result of this error overstated both fleet new vehicles revenues and fleet new vehicles cost of sales, along with the associated subtotals, in our previously issued condensed consolidated statements of operations. There was no impact to other financial statement line items or disclosures, unless related to the items in the table below. The impact on the 2021 consolidated financial statements was immaterial.
We evaluated the effect of the corrections detailed in the tables below on the previously issued condensed consolidated financial statements, both individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections and concluded that the effect was material to the condensed consolidated financial statements for the three months ended March 31, 2022. The tables below reflect the line items of the Company’s condensed consolidated financial statements that were impacted by the error.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2022
	As Reported	Adjustments	As Restated
	(In millions)
Revenues:
Fleet new vehicles	$148.6	$(130.4)	$18.2
Total new vehicles	$1,499.9	$(130.4)	$1,369.5
Total vehicles	$3,039.5	$(130.4)	$2,909.1
Total revenues	$3,586.6	$(130.4)	$3,456.2

Cost of sales:
Fleet new vehicles	$(147.8)	$130.4	$(17.4)
Total new vehicles	$(1,331.4)	$130.4	$(1,201.0)
Total vehicles	$(2,821.4)	$130.4	$(2,691.0)
Total cost of sales	$(3,015.3)	$130.4	$(2,884.9)
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three months ended March 31, 2022 and 2021 were as follows (as restated, see Note 1, “Summary of Significant Accounting Policies”:

	Three Months Ended March 31,
	2022	2021
	(In millions)
	As Restated
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,345.7	$1,134.0
Fleet new vehicles	18.2	22.3
Total new vehicles	1,363.9	1,156.3
Used vehicles	853.7	661.5
Wholesale vehicles	106.3	56.2
Parts, service and collision repair	380.5	308.1
Finance, insurance and other, net	126.5	97.6
Franchised Dealerships Segment revenues	$2,830.9	2279.7

EchoPark Segment revenues:
Retail new vehicles	$5.6	—
Used vehicles	517.2	441.4
Wholesale vehicles	62.4	18.6
Finance, insurance and other, net	40.1	47.1
EchoPark Segment revenues	$625.3	$507.1

Total consolidated revenues	$3,456.2	$2,786.8

	Three Months Ended March 31,
	2022	2021
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment	$163.8	$70.6
EchoPark Segment	(34.9)	2.0
Income from continuing operations before taxes	$128.9	$72.6
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Depreciation and Amortization:
Franchised Dealerships Segment	$24.9	$20.4
EchoPark Segment	5.0	3.2
Total depreciation and amortization	$29.9	$23.6

	Three Months Ended March 31,
	2022	2021
	(In millions)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$3.3	$4.1
EchoPark Segment	1.7	1.0
Total floor plan interest expense	$5.0	$5.1

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2022	2021
	(In millions)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$20.0	$10.0
EchoPark Segment	0.8	0.3
Total interest expense, other, net	$20.8	$10.3

	Three Months Ended March 31,
	2022	2021
	(In millions)
Capital Expenditures:
Franchised Dealerships Segment	$30.2	$46.2
EchoPark Segment	28.6	21.5
Total capital expenditures	$58.8	$67.7

	March 31, 2022	December 31, 2021
	(In millions)
Assets:
Franchised Dealerships Segment	$3,986.9	$3,934.9
EchoPark Segment	659.1	740.6
Corporate and other:
Cash and cash equivalents	360.2	299.4
Other corporate assets	—	0.2
Total assets	$5,006.2	$4,975.1

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
Restatement of Previously Issued Financial Statements
As discussed in Note 1, “Summary of Significant Accounting Policies,” we have restated our previously issued condensed consolidated financial statements for the three months ended March 31, 2022. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.
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
Retail new vehicle revenue decreased 1.9% during the three months ended March 31, 2022, primarily driven by a 14.5% decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit increased 100.4% during the three months ended March 31, 2022, due to a 14.8% increase in retail new vehicle average selling prices. Retail new vehicle gross profit per unit increased $3,899 per unit, or 134.4%, to $6,799 per unit during the three months ended March 31, 2022, due primarily to higher average selling prices due in part to inventory shortages in certain makes and models as a result of vehicle manufacturer supply chain disruptions and production delays. Many of our new vehicles are being pre-ordered and delivered to customers shortly after the vehicles arrive at our stores. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment days’ supply of new vehicle inventory was 18 days as of March 31, 2022 compared to 43 days as of March 31, 2021.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Brand	As Restated
Luxury:
BMW	25.0%	23.8%
Mercedes	11.3%	12.8%
Audi	5.1%	7.2%
Lexus	4.8%	5.1%
Land Rover	3.2%	4.5%
Porsche	2.7%	3.7%
Cadillac	2.1%	3.0%
Volvo	1.0%	—%
MINI	0.8%	0.9%
Other luxury (1)	0.6%	2.5%
Total Luxury	56.6%	63.5%
Mid-line Import:
Honda	9.5%	13.1%
Toyota	9.2%	9.1%
Volkswagen	1.6%	1.2%
Hyundai	1.5%	1.0%
Other Import (2)	1.6%	0.4%
Total Mid-line Import	23.4%	24.8%
Domestic:
Chrysler, Dodge, Jeep, and Ram	7.3%	—%
General Motors (3)	7.2%	5.8%
Ford	5.5%	5.9%
Total Domestic	20.0%	11.7%
Total	100.0%	100.0%
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	12.7	14.3	(11.2)%
Fleet new vehicle SAAR	1.5	2.6	(42.3)%
Total new vehicle SAAR (2)	14.2	16.9	(16.0)%
(1)Source: PIN from J.D. Power
(2)Source: Bloomberg Finance L.P., provided by Stephens Inc.

Our consolidated reported new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
	As Restated
Reported new vehicle:
Retail new vehicle revenue	$1,351.3	$1,134.0	$217.3	19.2%
Fleet new vehicle revenue	18.2	22.3	(4.1)	(18.4)%
Total new vehicle revenue	$1,369.5	$1,156.3	$213.2	18.4%

Retail new vehicle gross profit	$167.7	$69.2	$98.5	142.3%
Fleet new vehicle gross profit	0.8	0.2	0.6	300.0%
Total new vehicle gross profit	$168.5	$69.4	$99.1	142.8%

Retail new vehicle unit sales	24,687	23,817	870	3.7%
Fleet new vehicle unit sales	360	541	(181)	(33.5)%
Total new unit sales	25,047	24,358	689	2.8%

Revenue per retail unit	$54,737	$47,613	$7,124	15.0%
Revenue per fleet unit	50,556	41,220	9,336	22.6%
Total revenue per unit	$54,677	$47,472	$7,205	15.2%

Gross profit per retail unit	$6,793	$2,906	$3,887	133.8%
Gross profit per fleet unit	2,222	459	1,763	384.1%
Total gross profit per unit	$6,727	$2,852	$3,875	135.9%

Retail gross profit as a % of revenue	12.4%	6.1%	630	bps
Fleet gross profit as a % of revenue	4.4%	0.9%	350	bps
Total gross profit as a % of revenue	12.3%	6.0%	630	bps

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
New Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for total new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
	As Restated
Retail new vehicle revenue:
Same store	$1,109.7	$1,130.7	$(21.0)	(1.9)%
Acquisitions, open points, dispositions and holding company	236.0	3.3	232.7	NM
Total as reported	$1,345.7	$1,134.0	$211.7	18.7%

Fleet new vehicle revenue:
Same store	$13.6	$22.3	$(8.7)	(39.0)%
Acquisitions, open points, dispositions and holding company	4.6	—	4.6	NM
Total as reported	$18.2	$22.3	$(4.1)	(18.4)%

Total new vehicle revenue:
Same store	$1,123.3	$1,153.0	$(29.7)	(2.6)%
Acquisitions, open points, dispositions and holding company	240.6	3.3	237.3	NM
Total as reported	$1,363.9	$1,156.3	$207.6	18.0%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
	As Restated
Retail new vehicle gross profit:
Same store	$137.9	$68.8	$69.1	100.4%
Acquisitions, open points, dispositions and holding company	28.7	0.4	28.3	NM
Total as reported	$166.6	$69.2	$97.4	140.8%

Fleet new vehicle gross profit:
Same store	$0.7	$0.3	$0.4	133.3%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$0.8	$0.3	$0.5	166.7%

Total new vehicle gross profit:
Same store	$138.6	$69.1	$69.5	100.6%
Acquisitions, open points, dispositions and holding company	28.8	0.4	28.4	NM
Total as reported	$167.4	$69.5	$97.9	140.9%

Retail new vehicle unit sales:
Same store	20,283	23,736	(3,453)	(14.5)%
Acquisitions, open points, dispositions and holding company	4,319	81	4,238	NM
Total as reported	24,602	23,817	785	3.3%

Fleet new vehicle unit sales:
Same store	277	541	(264)	(48.8)%
Acquisitions, open points, dispositions and holding company	83	—	83	NM
Total as reported	360	541	(181)	(33.5)%

Total new vehicle unit sales:
Same store	20,560	24,277	(3,717)	(15.3)%
Acquisitions, open points, dispositions and holding company	4,402	81	4,321	NM
Total as reported	24,962	24,358	604	2.5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
	As Restated
Reported new vehicle:
Retail new vehicle revenue	$1,345.7	$1,134.0	$211.7	18.7%
Fleet new vehicle revenue	18.2	22.3	(4.1)	(18.4)%
Total new vehicle revenue	$1,363.9	$1,156.3	$207.6	18.0%

Retail new vehicle gross profit	$166.6	$69.2	$97.4	140.8%
Fleet new vehicle gross profit	0.8	0.3	0.5	166.7%
Total new vehicle gross profit	$167.4	$69.5	$97.9	140.9%

Retail new vehicle unit sales	24,602	23,817	785	3.3%
Fleet new vehicle unit sales	360	541	(181)	(33.5)%
Total new unit sales	24,962	24,358	604	2.5%

Revenue per retail unit	$54,699	$47,613	$7,086	14.9%
Revenue per fleet unit	50,556	41,220	9,336	22.6%
Total revenue per unit	$54,639	$47,472	$7,167	15.1%

Gross profit per retail unit	$6,771	$2,906	$3,865	133.0%
Gross profit per fleet unit	2,222	459	1,763	384.1%
Total gross profit per unit	$6,706	$2,852	$3,854	135.1%

Retail gross profit as a % of revenue	12.4%	6.1%	630	bps
Fleet gross profit as a % of revenue	4.4%	1.3%	310	bps
Total gross profit as a % of revenue	12.3%	6.0%	630	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,109.7	$1,130.7	$(21.0)	(1.9)%
Fleet new vehicle revenue	13.6	22.3	(8.7)	(39.0)%
Total new vehicle revenue	$1,123.3	$1,153.0	$(29.7)	(2.6)%

Retail new vehicle gross profit	$137.9	$68.8	$69.1	100.4%
Fleet new vehicle gross profit	0.7	0.3	0.4	133.3%
Total new vehicle gross profit	$138.6	$69.1	$69.5	100.6%

Retail new vehicle unit sales	20,283	23,736	(3,453)	(14.5)%
Fleet new vehicle unit sales	277	541	(264)	(48.8)%
Total new unit sales	20,560	24,277	(3,717)	(15.3)%

Revenue per retail unit	$54,711	$47,637	$7,074	14.8%
Revenue per fleet unit	49,097	41,220	7,877	19.1%
Total revenue per unit	$54,635	$47,494	$7,141	15.0%

Gross profit per retail unit	$6,799	$2,900	$3,899	134.4%
Gross profit per fleet unit	2,348	459	1,889	411.5%
Total gross profit per unit	$6,739	$2,846	$3,893	136.8%

Retail gross profit as a % of revenue	12.4%	6.1%	630	bps
Fleet gross profit as a % of revenue	5.1%	1.3%	380	bps
Total gross profit as a % of revenue	12.3%	6.0%	630	bps

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
	(In millions, except unit data)
	As Restated
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,345.7	$1,134.0	$211.7	18.7%
Fleet new vehicles	18.2	22.3	(4.1)	(18.4)%
Total new vehicles	1,363.9	1,156.3	207.6	18.0%
Used vehicles	853.7	661.5	192.2	29.1%
Wholesale vehicles	106.3	56.2	50.1	89.1%
Parts, service and collision repair	380.5	308.1	72.4	23.5%
Finance, insurance and other, net	126.5	97.6	28.9	29.6%
Franchised Dealerships Segment revenues	$2,830.9	$2,279.7	$551.2	24.2%

EchoPark Segment revenues:
Retail new vehicles	$5.6	$—	$5.6	100.0%
Used vehicles	517.2	441.4	75.8	17.2%
Wholesale vehicles	62.4	18.6	43.8	235.5%
Finance, insurance and other, net	40.1	47.1	(7.0)	(14.9)%
EchoPark Segment revenues	$625.3	$507.1	$118.2	23.3%

Total consolidated revenues	$3,456.2	$2,786.8	$669.4	24.0%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$163.8	$70.6	$93.2	132.0%
EchoPark Segment	(34.9)	2.0	(36.9)	NM
Total segment income	$128.9	$72.6	$56.3	77.5%
Impairment charges	—	—	—	—%
Income from continuing operations before taxes	$128.9	$72.6	$56.3	77.5%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	51,680	51,053	627	1.2%
EchoPark Segment	15,080	19,670	(4,590)	(23.3)%
Total retail new and used vehicle unit sales volume	66,760	70,723	(3,963)	(5.6)%
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, and due to the material weakness described below, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2022.
During the quarter ended September 30, 2022, we identified a material weakness in certain internal controls over financial reporting related to the revenue recognition process at a single dealership acquired in December 2021. We have determined that the material weakness also existed as of March 31, 2022. The acquired entity did not have an adequate risk assessment process to ensure appropriate internal controls were in place for all of their revenue streams. Specifically, the internal controls at this single dealership were not designed to assess principal-agent considerations in accordance with ASC 606 Revenue from Contracts with Customers. The deficiency was identified in conjunction with our integration of this dealership’s processes and controls into our internal control framework during the year following acquisition. The material weakness resulted in an overstatement of both new vehicle fleet revenues and fleet cost of sales for the same amount for the quarter ended March 31, 2022.
Management performed procedures to ensure that the misstatement has been corrected and the financial statement balances included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation Plan
Sonic and its Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the Audit Committee, has evaluated the material weakness described above and designed a remediation plan to address the material weakness and enhance Sonic’s internal control environment. The remediation plan is being implemented and includes incorporation of the acquired entity into our pre-existing risk assessment process and implementing incremental controls, or improving the design of existing controls, to respond to the result of our risk assessment process. We expect the material weakness will be remediated by December 31, 2022.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC.

October 28, 2022	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

October 28, 2022	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer