Form 10-Q/A
period 2022-06-30
SONIC AUTOMOTIVE INC
filed 2022-10-28
CIK 1043509

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
We have prepared this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter and six month periods ended June 30, 2022, which was originally filed with the Securities and Exchange Commission on July 28, 2022 (the “Original 10-Q”) to reflect the restatement of our previously issued Condensed Consolidated Statements of Operations for the quarter ended June 30, 2022.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Sonic’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.
Internal Control over Financial Reporting
In connection with this restatement, Sonic has re-evaluated the effectiveness of our disclosure controls and procedures for the three months ended June 30, 2022. Management has concluded that, in light of the error described below, a material weakness exists in certain internal controls over financial reporting related to the revenue recognition process at a single dealership acquired in December 2021. Based upon such re-evaluation, and due to such material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.
Background of the Restatement
On October 28, 2022, we filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to previously issued financial statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02, we determined that a restatement was necessary due to the effect of an error in its Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022. The impact on the 2021 consolidated financial statements was immaterial.
During the quarter ended September 30, 2022, we identified an error related to the revenue recognition process at a single dealership acquired in December 2021. Specifically, we did not apply the guidance in ASC 606 Revenue from Contracts with Customers related to transactions which required net reporting of certain fleet sales transactions within the Condensed Consolidated Statements of Operations. The effect of the error was an overstatement of fleet revenue and an equal overstatement of fleet cost of sales. No other financial statements were affected and there was no impact on note disclosures, unless related to the items in the table below.
The tables below reflect the sections of the Sonic’s condensed consolidated statements of operations that were impacted by the error.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in millions)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Fleet new vehicles	$166.4	$(146.6)	$19.8	$315.0	$(277.0)	$38.0
Total new vehicles	$1,510.7	$(146.6)	$1,364.1	$3,010.6	$(277.0)	$2,733.6
Total vehicles	$3,081.5	$(146.6)	$2,934.9	$6,121.0	$(277.0)	$5,844.0
Total revenues	$3,652.8	$(146.6)	$3,506.2	$7,239.4	$(277.0)	$6,962.4

Cost of sales:
Fleet new vehicles	$(165.5)	$146.6	$(18.9)	$(313.2)	$277.0	$(36.2)
Total new vehicles	$(1,341.5)	$146.6	$(1,194.9)	$(2,672.8)	$277.0	$(2,395.8)
Total vehicles	$(2,864.0)	$146.6	$(2,717.4)	$(5,685.4)	$277.0	$(5,408.4)
Total cost of sales	$(3,064.0)	$146.6	$(2,917.4)	$(6,079.3)	$277.0	$(5,802.3)
To assist in the review of this filing, this 10-Q/A sets forth the Original 10-Q in its entirety, as amended to reflect the changes described above. We believe that presenting all of the amended and restated information in this 10-Q/A allows readers to review all pertinent data in a single presentation. This 10-Q/A amends and restates the Financial Statements to reflect the restated numbers to correct the error. In addition, in this 10-Q/A, corresponding changes were also made to the Part I, Item 2, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restated numbers and Part I, Item 4, under “Controls and Procedures” to reflect an updated evaluation of our financial controls and procedures.

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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars and shares in millions, except per share amounts)
	As Restated		As Restated
Revenues:
Retail new vehicles	$1,344.3	$1,453.2	$2,695.6	$2,587.2
Fleet new vehicles	19.8	9.7	38.0	32.0
Total new vehicles	1,364.1	1,462.9	2,733.6	2,619.2
Used vehicles	1,449.4	1,281.2	2,820.2	2,384.1
Wholesale vehicles	121.4	84.8	290.2	159.6
Total vehicles	2,934.9	2,828.9	5,844.0	5,162.9
Parts, service and collision repair	398.1	346.1	778.7	654.2
Finance, insurance and other, net	173.2	177.2	339.7	321.9
Total revenues	3,506.2	3,352.2	6,962.4	6,139.0
Cost of sales:
Retail new vehicles	(1,176.0)	(1,335.1)	(2,359.6)	(2,399.9)
Fleet new vehicles	(18.9)	(9.4)	(36.2)	(31.4)
Total new vehicles	(1,194.9)	(1,344.5)	(2,395.8)	(2,431.3)
Used vehicles	(1,402.3)	(1,246.1)	(2,725.0)	(2,318.4)
Wholesale vehicles	(120.2)	(80.3)	(287.6)	(154.2)
Total vehicles	(2,717.4)	(2,670.9)	(5,408.4)	(4,903.9)
Parts, service and collision repair	(200.0)	(170.5)	(393.9)	(323.4)
Total cost of sales	(2,917.4)	(2,841.4)	(5,802.3)	(5,227.3)
Gross profit	588.8	510.8	1,160.1	911.7
Selling, general and administrative expenses	(402.8)	(320.6)	(789.8)	(610.0)
Depreciation and amortization	(31.2)	(24.8)	(61.1)	(48.4)
Operating income	154.8	165.4	309.2	253.3
Other income (expense):
Interest expense, floor plan	(6.1)	(4.3)	(11.1)	(9.4)
Interest expense, other, net	(21.3)	(10.1)	(42.1)	(20.4)
Other income (expense), net	(0.2)	—	0.1	0.1
Total other income (expense)	(27.6)	(14.4)	(53.1)	(29.7)
Income from continuing operations before taxes	127.2	151.0	256.1	223.6
Provision for income taxes for continuing operations - benefit (expense)	(32.4)	(37.0)	(64.0)	(55.9)
Income from continuing operations	94.8	114.0	192.1	167.7
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	(0.2)	—	0.5
Provision for income taxes for discontinued operations - benefit (expense)	—	—	—	(0.1)
Income (loss) from discontinued operations	—	(0.2)	—	0.4
Net income	$94.8	$113.8	$192.1	$168.1
Basic earnings per common share:
Earnings per share from continuing operations	$2.40	$2.74	$4.81	$4.03
Earnings per share from discontinued operations	—	—	—	0.01
Earnings per common share	$2.40	$2.74	$4.81	$4.04
Weighted-average common shares outstanding	39.5	41.6	40.0	41.6
Diluted earnings per common share:
Earnings per share from continuing operations	$2.34	$2.63	$4.67	$3.86
Earnings per share from discontinued operations	—	—	—	0.01
Earnings per common share	$2.34	$2.63	$4.67	$3.87
Weighted-average common shares outstanding	40.5	43.4	41.2	43.5

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
Restatement of Previously Issued Condensed Consolidated Financial Statements – Subsequent to the issuance of the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 in our Quarterly Report on Form 10-Q for the second quarter of 2022, we identified an error in the application of ASC Topic 606, Revenue Recognition, related to principal accounting (gross accounting) versus agent accounting (net accounting) for certain fleet transactions from a newly acquired subsidiary. It was determined that we should have applied net accounting to certain fleet transactions where our previously issued condensed consolidated financial statements accounted for the transactions on a gross accounting basis. The result of this error overstated both fleet new vehicles revenues and fleet new vehicles cost of sales, along with the associated subtotals, in our previously issued condensed consolidated statements of operations. There was no impact to other financial statement line items or disclosures, unless related to the items in the table below. The impact on the 2021 consolidated financial statements was immaterial.

We evaluated the effect of the corrections detailed in the tables below on the previously issued condensed consolidated financial statements, both individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections and concluded that the effect was material to the condensed consolidated financial statements for the three and six months ended June 30, 2022. The tables below reflect the line items of the Company’s condensed consolidated financial statements that were impacted by the error.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)
Revenues:
Fleet new vehicles	$166.4	$(146.6)	$19.8	$315.0	$(277.0)	$38.0
Total new vehicles	$1,510.7	$(146.6)	$1,364.1	$3,010.6	$(277.0)	$2,733.6
Total vehicles	$3,081.5	$(146.6)	$2,934.9	$6,121.0	$(277.0)	$5,844.0
Total revenues	$3,652.8	$(146.6)	$3,506.2	$7,239.4	$(277.0)	$6,962.4

Cost of sales:
Fleet new vehicles	$(165.5)	$146.6	$(18.9)	$(313.2)	$277.0	$(36.2)
Total new vehicles	$(1,341.5)	$146.6	$(1,194.9)	$(2,672.8)	$277.0	$(2,395.8)
Total vehicles	$(2,864.0)	$146.6	$(2,717.4)	$(5,685.4)	$277.0	$(5,408.4)
Total cost of sales	$(3,064.0)	$146.6	$(2,917.4)	$(6,079.3)	$277.0	$(5,802.3)

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and six months ended June 30, 2022 and 2021 were as follows (as restated, see Note 1, “Summary of Significant Accounting Policies”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
	As Restated		As Restated
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,341.7	$1,452.3	$2,687.4	$2,586.3
Fleet new vehicles	19.9	9.7	38.0	32.0
Total new vehicles	$1,361.6	$1,462.0	$2,725.4	$2,618.3
Used vehicles	871.9	761.5	1,725.7	1,423.1
Wholesale vehicles	79.2	63.0	185.5	119.1
Parts, service and collision repair	398.1	346.1	778.7	654.2
Finance, insurance and other, net	129.8	124.0	256.2	221.6
Franchised Dealerships Segment revenues	$2,840.6	$2,756.6	$5,671.5	$5,036.3

EchoPark Segment revenues:
Retail new vehicles	$2.5	$0.9	$8.2	$0.9
Used vehicles	577.5	519.7	1,094.5	961.0
Wholesale vehicles	42.2	21.8	104.7	40.5
Finance, insurance and other, net	43.4	53.2	83.5	100.3
EchoPark Segment revenues	$665.6	$595.6	$1,290.9	$1,102.7

Total consolidated revenues	$3,506.2	$3,352.2	$6,962.4	$6,139.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Income (Loss) (1):
Franchised Dealerships Segment	$162.1	$165.4	$326.0	$236.0
EchoPark Segment	(34.9)	(14.4)	(69.9)	(12.4)
Income from continuing operations before taxes	$127.2	$151.0	$256.1	$223.6
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Depreciation and Amortization:
Franchised Dealerships Segment	$25.3	$20.6	$50.1	$41.0
EchoPark Segment	5.9	4.2	11.0	7.4
Total depreciation and amortization	$31.2	$24.8	$61.1	$48.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$3.9	$3.2	$7.2	$7.3
EchoPark Segment	2.2	1.1	3.9	2.1
Total floor plan interest expense	$6.1	$4.3	$11.1	$9.4

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$20.2	$9.7	$40.3	$19.7
EchoPark Segment	1.1	0.4	1.8	0.7
Total interest expense, other, net	$21.3	$10.1	$42.1	$20.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Capital Expenditures:
Franchised Dealerships Segment	$21.9	$25.5	$52.0	$71.7
EchoPark Segment	19.7	11.9	48.4	33.4
Total capital expenditures	$41.6	$37.4	$100.4	$105.1

	June 30, 2022	December 31, 2021
	(In millions)
Assets:
Franchised Dealerships Segment	$4,031.9	$3,934.9
EchoPark Segment	664.5	740.6
Corporate and other:
Cash and cash equivalents	327.1	299.4
Other corporate assets	—	0.2
Total assets	$5,023.5	$4,975.1

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
Restatement of Previously Issued Financial Statements
As discussed in Note 1, “Summary of Significant Accounting Policies,” we have restated our previously issued condensed consolidated financial statements for the three and six months ended June 30, 2022. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.
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
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) decreased 21% and 18%, to 13.5 million and 13.9 million for the three and six months ended June 30, 2022, respectively, compared to 17.0 million vehicles in both the three and six months ended June 30, 2021, according to data from Power Information Network (“PIN”) from J.D. Power. The ongoing effects of the COVID-19 pandemic, availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2022 total new vehicle SAAR

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to vary from current levels. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the PIN from J.D. Power, industry retail new vehicle SAAR was 11.6 million vehicles for the three months ended June 30, 2022, a decrease of 26% from 15.6 million vehicles in the prior year period, and 12.1 million vehicles for the six months ended June 30, 2022, a decrease of 19% from 15.0 million vehicles in the prior year period.
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
Retail new vehicle revenue decreased 22% and 13% during the three and six months ended June 30, 2022, respectively, primarily driven by a 33% and 25% decrease in retail new vehicle unit sales volume, respectively. Retail new vehicle gross profit increased 18% and 49% during the three and six months ended June 30, 2022, respectively, due to a 16% increase in retail new vehicle average selling prices for both the three and six months ended June 30, 2022, which drove higher retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $3,008 per unit, or 77%, to $6,905 per unit during the three months ended June 30, 2022, and increased $3,393 per unit, or 98%, to $6,851 per unit during the six months ended June 30, 2022, due primarily to higher average selling prices due in part to inventory shortages as a result of vehicle manufacturer supply chain disruptions and production delays. Many of our new vehicles are being pre-ordered and delivered to customers shortly after the vehicles arrive at our stores. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment days’ supply of new vehicle inventory was 21 days as of June 30, 2022 compared to 15 days as of June 30, 2021.
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
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Brand	As Restated		As Restated
Luxury:
BMW	23.9%	26.6%	24.5%	25.4%
Mercedes	12.6%	12.2%	11.9%	12.4%
Audi	6.3%	7.6%	5.7%	7.4%
Lexus	4.9%	4.7%	4.8%	4.8%
Porsche	4.9%	3.7%	3.8%	3.7%
Cadillac	2.1%	2.4%	2.1%	2.6%
Land Rover	1.9%	3.9%	2.6%	4.2%
Volvo	1.2%	—%	1.1%	—%
MINI	0.8%	1.2%	0.8%	1.1%
Other Luxury (1)	0.5%	3.0%	0.5%	2.9%
Total Luxury	59.1%	65.3%	57.8%	64.5%
Mid-line Import:
Toyota	9.0%	7.6%	9.1%	8.3%
Honda	8.2%	14.7%	8.8%	14.0%
Volkswagen	2.0%	1.5%	1.8%	1.4%
Hyundai	1.8%	1.0%	1.6%	1.0%
Other Mid-line Import (2)	1.5%	0.8%	1.7%	0.5%
Total Mid-line Import	22.5%	25.6%	23.0%	25.2%
Domestic:
General Motors (3)	7.6%	4.5%	7.4%	5.1%
Chrysler, Dodge, Jeep and Ram	5.6%	—%	6.4%	—%
Ford	5.2%	4.6%	5.4%	5.2%
Total Domestic	18.4%	9.1%	19.2%	10.3%
Total	100.0%	100.0%	100.0%	100.0%
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Beginning in the middle of March 2020, the COVID-19 pandemic began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. Disruptions in the automotive supply chain have caused lower than expected levels of vehicle production, which, combined with consumer demand for new vehicles, drove lower than typical levels of new vehicle inventory during 2021 and in 2022 to date. Low levels of new vehicle inventory have resulted in higher average selling prices for new vehicles and we believe had a negative impact on retail new vehicle SAAR for the three and six months ended June 30, 2022.
Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2022	2021	% Change	2022	2021	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	11.6	15.6	(25.6)%	12.1	15.0	(19.3)%
Fleet new vehicle SAAR	1.9	1.4	35.7%	1.8	2.0	(10.0)%
Total new vehicle SAAR (1)	13.5	17.0	(20.6)%	13.9	17.0	(18.2)%
(1)Source: PIN from J.D. Power

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
	As Restated
Reported new vehicle:
Retail new vehicle revenue	$1,344.3	$1,453.2	$(108.9)	(7)%
Fleet new vehicle revenue	19.8	9.7	10.1	104.1%
Total new vehicle revenue	$1,364.1	$1,462.9	$(98.8)	(7)%

Retail new vehicle gross profit	$168.3	$118.1	$50.2	43%
Fleet new vehicle gross profit	0.9	0.3	0.6	200%
Total new vehicle gross profit	$169.2	$118.4	$50.8	43%

Retail new vehicle unit sales	24,427	30,257	(5,830)	(19)%
Fleet new vehicle unit sales	422	245	177	72.2%
Total new vehicle unit sales	24,849	30,502	(5,653)	(19)%

Revenue per new retail unit	$55,031	$48,029	$7,002	15%
Revenue per new fleet unit	$46,919	$39,487	$7,432	19%
Total revenue per new unit	$54,896	$47,961	$6,935	14%

Gross profit per new retail unit	$6,890	$3,903	$2,987	77%
Gross profit per new fleet unit	$2,133	$1,319	$814	62%
Total gross profit per new unit	$6,809	$3,883	$2,926	75%

Retail gross profit as a % of revenue	12.5%	8.1%	440	bps
Fleet gross profit as a % of revenue	4.5%	3.1%	140	bps
Total new vehicle gross profit as a % of revenue	12.4%	8.1%	430	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
	As Restated
Reported new vehicle:
Retail new vehicle revenue	$2,695.6	$2,587.2	$108.4	4%
Fleet new vehicle revenue	38.0	32.0	6.0	19%
Total new vehicle revenue	$2,733.6	$2,619.2	$114.4	4%

Retail new vehicle gross profit	$336.0	$187.3	$148.7	79%
Fleet new vehicle gross profit	1.8	0.6	1.2	200%
Total new vehicle gross profit	$337.8	$187.9	$149.9	80%

Retail new vehicle unit sales	49,114	54,074	(4,960)	(9)%
Fleet new vehicle unit sales	782	786	(4)	(1)%
Total new vehicle unit sales	49,896	54,860	(4,964)	(9)%

Revenue per new retail unit	$54,884	$47,846	$7,038	15%
Revenue per new fleet unit	$48,593	$40,686	$7,907	19%
Total revenue per new unit	$54,786	$47,744	$7,042	15%

Gross profit per new retail unit	$6,841	$3,464	$3,377	97%
Gross profit per new fleet unit	$2,302	$727	$1,575	217%
Total gross profit per new unit	$6,770	$3,425	$3,345	98%

Retail gross profit as a % of revenue	12.5%	7.2%	530	bps
Fleet gross profit as a % of revenue	4.7%	1.9%	280	bps
Total new vehicle gross profit as a % of revenue	12.4%	7.2%	520	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
	As Restated
Retail new vehicle revenue:
Same store	$1,126.3	$1,447.5	$(321.2)	(22)%
Acquisitions, open points, dispositions and holding company	215.4	4.8	210.6	NM
Total as reported	$1,341.7	$1,452.3	$(110.6)	(8)%

Fleet new vehicle revenue:
Same store	$17.5	$9.7	$7.8	80%
Acquisitions, open points, dispositions and holding company	2.4	—	2.4	NM
Total as reported	$19.9	$9.7	$10.2	105.2%

Total new vehicle revenue:
Same store	$1,143.8	$1,457.2	$(313.4)	(22)%
Acquisitions, open points, dispositions and holding company	217.8	4.8	213.0	NM
Total as reported	$1,361.6	$1,462.0	$(100.4)	(7)%

Retail new vehicle gross profit:
Same store	$139.0	$117.4	$21.6	18%
Acquisitions, open points, dispositions and holding company	28.3	0.6	27.7	NM
Total as reported	$167.3	$118.0	$49.3	42%

Fleet new vehicle gross profit:
Same store	$0.8	$0.3	$0.5	167%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$0.9	$0.3	$0.6	200%

Total new vehicle gross profit:
Same store	$139.8	$117.7	$22.1	19%
Acquisitions, open points, dispositions and holding company	28.4	0.6	27.8	NM
Total as reported	$168.2	$118.3	$49.9	42%

Retail new vehicle unit sales:
Same store	20,135	30,129	(9,994)	(33)%
Acquisitions, open points, dispositions and holding company	4,207	114	4,093	NM
Total as reported	24,342	30,243	(5,901)	(20)%

Fleet new vehicle unit sales:
Same store	381	245	136	56%
Acquisitions, open points, dispositions and holding company	41	—	41	NM
Total as reported	422	245	177	72%

Total new vehicle unit sales:
Same store	20,516	30,374	(9,858)	(32)%
Acquisitions, open points, dispositions and holding company	4,248	114	4,134	NM
Total as reported	24,764	30,488	(5,724)	(19)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
	As Restated
Retail new vehicle revenue:
Same store	$2,236.0	$2,578.2	$(342.2)	(13)%
Acquisitions, open points, dispositions and holding company	451.4	8.1	443.3	NM
Total as reported	$2,687.4	$2,586.3	$101.1	4%

Fleet new vehicle revenue:
Same store	$31.0	$32.0	$(1.0)	(3)%
Acquisitions, open points, dispositions and holding company	7.0	—	7.0	NM
Total as reported	$38.0	$32.0	$6.0	19%

Total new vehicle revenue:
Same store	$2,267.0	$2,610.2	$(343.2)	(13)%
Acquisitions, open points, dispositions and holding company	458.4	8.1	450.3	NM
Total as reported	$2,725.4	$2,618.3	$107.1	4%

Retail new vehicle gross profit:
Same store	$276.9	$186.2	$90.7	49%
Acquisitions, open points, dispositions and holding company	56.9	1.0	55.9	NM
Total as reported	$333.8	$187.2	$146.6	78%

Fleet new vehicle gross profit:
Same store	$1.4	$0.6	$0.8	133%
Acquisitions, open points, dispositions and holding company	0.4	—	0.4	NM
Total as reported	$1.8	$0.6	$1.2	200%

Total new vehicle gross profit:
Same store	$278.3	$186.8	$91.5	49%
Acquisitions, open points, dispositions and holding company	57.3	1.0	56.3	NM
Total as reported	$335.6	$187.8	$147.8	79%

Retail new vehicle unit sales:
Same store	40,418	53,865	(13,447)	(25)%
Acquisitions, open points, dispositions and holding company	8,526	195	8,331	NM
Total as reported	48,944	54,060	(5,116)	(9)%

Fleet new vehicle unit sales:
Same store	658	786	(128)	(16)%
Acquisitions, open points, dispositions and holding company	124	—	124	NM
Total as reported	782	786	(4)	(1)%

Total new vehicle unit sales:
Same store	41,076	54,651	(13,575)	(25)%
Acquisitions, open points, dispositions and holding company	8,650	195	8,455	NM
Total as reported	49,726	54,846	(5,120)	(9)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
	As Restated
Reported new vehicle:
Retail new vehicle revenue	$1,341.7	$1,452.3	$(110.6)	(8)%
Fleet new vehicle revenue	19.9	9.7	10.2	105%
Total new vehicle revenue	$1,361.6	$1,462.0	$(100.4)	(7)%

Retail new vehicle gross profit	$167.3	$118.0	$49.3	42%
Fleet new vehicle gross profit	0.9	0.3	0.6	200%
Total new vehicle gross profit	$168.2	$118.3	$49.9	42%

Retail new vehicle unit sales	24,342	30,243	(5,901)	(20)%
Fleet new vehicle unit sales	422	245	177	72%
Total new vehicle unit sales	24,764	30,488	(5,724)	(19)%

Revenue per retail unit	$55,119	$48,021	$7,098	15%
Revenue per fleet unit	$46,919	$39,487	$7,432	19%
Total revenue per new unit	$54,983	$47,953	$7,030	15%

Gross profit per retail unit	$6,871	$3,902	$2,969	76%
Gross profit per fleet unit	$2,133	$1,319	$814	62%
Total gross profit per new unit	$6,792	$3,881	$2,911	75%

Retail gross profit as a % of revenue	12.5%	8.1%	440	bps
Fleet gross profit as a % of revenue	4.5%	3.3%	120	bps
Total new vehicle gross profit as a % of revenue	12.4%	8.1%	430	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
	As Restated
Reported new vehicle:
Retail new vehicle revenue	$2,687.4	$2,586.3	$101.1	4%
Fleet new vehicle revenue	38.0	32.0	6.0	19%
Total new vehicle revenue	$2,725.4	$2,618.3	$107.1	4%

Retail new vehicle gross profit	$333.8	$187.2	$146.6	78%
Fleet new vehicle gross profit	1.8	0.6	1.2	200%
Total new vehicle gross profit	$335.6	$187.8	$147.8	79%

Retail new vehicle unit sales	48,944	54,060	(5,116)	(9)%
Fleet new vehicle unit sales	782	786	(4)	(1)%
Total new vehicle unit sales	49,726	54,846	(5,120)	(9)%

Revenue per retail unit	$54,908	$47,841	$7,067	15%
Revenue per fleet unit	$48,593	$40,686	$7,907	19%
Total revenue per new unit	$54,808	$47,739	$7,069	15%

Gross profit per retail unit	$6,821	$3,463	$3,358	97%
Gross profit per fleet unit	$2,302	$727	$1,575	217%
Total gross profit per new unit	$6,749	$3,424	$3,325	97%

Retail gross profit as a % of revenue	12.4%	7.2%	520	bps
Fleet gross profit as a % of revenue	4.7%	1.8%	290	bps
Total new vehicle gross profit as a % of revenue	12.3%	7.2%	510	bps
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
	(In millions, except unit data)
	As Restated
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,341.7	$1,452.3	$(110.6)	(8)%
Fleet new vehicles	19.9	9.7	10.2	NM
Total new vehicles	$1,361.6	$1,462.0	$(100.4)	(7)%
Used vehicles	871.9	761.5	110.4	14%
Wholesale vehicles	79.2	63.0	16.2	26%
Parts, service and collision repair	398.1	346.1	52.0	15%
Finance, insurance and other, net	129.8	124.0	5.8	5%
Franchised Dealerships Segment revenues	$2,840.6	$2,756.6	$84.0	3%

EchoPark Segment revenues:
Retail new vehicles	$2.5	$0.9	$1.6	(178)%
Used vehicles	577.5	519.7	57.8	11%
Wholesale vehicles	42.2	21.8	20.4	94%
Finance, insurance and other, net	43.4	53.2	(9.8)	(18)%
EchoPark Segment revenues	$665.6	$595.6	$70.0	12%

Total consolidated revenues	$3,506.2	$3,352.2	$154.0	5%

Income (Loss) (1):
Franchised Dealerships Segment	$162.1	$165.4	$(3.3)	(2)%
EchoPark Segment	(34.9)	(14.4)	(20.5)	(142)%
Income from continuing operations before taxes	$127.2	$151.0	$(23.8)	(16)%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	52,498	58,793	(6,295)	(11)%
EchoPark Segment	16,693	21,275	(4,582)	(22)%
Total retail new and used vehicle unit sales volume	69,191	80,068	(10,877)	(14)%

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
	As Restated
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$2,687.4	$2,586.3	$101.1	4%
Fleet new vehicles	38.0	32.0	6.0	19%
Total new vehicles	$2,725.4	$2,618.3	$107.1	4%
Used vehicles	1,725.7	1,423.1	302.6	21%
Wholesale vehicles	185.5	119.1	66.4	56%
Parts, service and collision repair	778.7	654.2	124.5	19%
Finance, insurance and other, net	256.2	221.6	34.6	16%
Franchised Dealerships Segment revenues	$5,671.5	$5,036.3	$635.2	13%

EchoPark Segment revenues:
Retail new vehicles	$8.2	$0.9	$7.3	(811)%
Used vehicles	1,094.5	961.0	133.5	14%
Wholesale vehicles	104.7	40.5	64.2	159%
Finance, insurance and other, net	83.5	100.3	(16.8)	(17)%
EchoPark Segment revenues	$1,290.9	$1,102.7	$188.2	17%

Total consolidated revenues	$6,962.4	$6,139.0	$823.4	13%

Income (Loss) (1):
Franchised Dealerships Segment	$326.0	$236.0	$90.0	38%
EchoPark Segment	(69.9)	(12.4)	(57.5)	(464)%
Income from continuing operations before taxes	$256.1	$223.6	$32.5	15%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	104,178	109,846	(5,668)	(5)%
EchoPark Segment	31,773	40,945	(9,172)	(22)%
Total retail new and used vehicle unit sales volume	135,951	150,791	(14,840)	(10)%
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, and due to the material weakness described below, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2022.
During the quarter ended September 30, 2022, we identified a material weakness in certain internal controls over financial reporting related to the revenue recognition process at a single dealership acquired in December 2021. We have determined that the material weakness also existed as of June 30, 2022. The acquired entity did not have an adequate risk assessment process to ensure appropriate internal controls were in place for all of their revenue streams. Specifically, the internal controls at this single dealership were not designed to assess principal-agent considerations in accordance with ASC 606 Revenue from Contracts with Customers. The deficiency was identified in conjunction with our integration of this dealership’s processes and controls into our internal control framework during the year following acquisition. The material weakness resulted in an overstatement of both new vehicle fleet revenues and fleet cost of sales for the same amount for the three and six months ended June 30, 2022.
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