Form 10-Q
period 2022-09-30
SONIC AUTOMOTIVE INC
filed 2022-10-28
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2022, there were 24,548,426 shares of the registrant’s Class A Common Stock and 12,029,375 shares of the registrant’s Class B Common Stock outstanding.

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
•our relationships with vehicle manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or to complete additional acquisitions or dispositions;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,373.1	$1,128.0	$4,068.7	$3,715.2
Fleet new vehicles	32.0	18.9	70.0	50.9
Total new vehicles	1,405.1	1,146.9	4,138.7	3,766.1
Used vehicles	1,358.0	1,324.8	4,178.3	3,708.9
Wholesale vehicles	114.7	97.1	404.8	256.7
Total vehicles	2,877.8	2,568.8	8,721.8	7,731.7
Parts, service and collision repair	404.7	339.9	1,183.4	994.1
Finance, insurance and other, net	165.6	164.1	505.3	486.1
Total revenues	3,448.1	3,072.8	10,410.5	9,211.9
Cost of sales:
Retail new vehicles	(1,209.6)	(1,012.9)	(3,569.2)	(3,412.8)
Fleet new vehicles	(30.7)	(18.6)	(66.9)	(50.0)
Total new vehicles	(1,240.3)	(1,031.5)	(3,636.1)	(3,462.8)
Used vehicles	(1,306.6)	(1,304.6)	(4,031.6)	(3,623.1)
Wholesale vehicles	(116.8)	(95.9)	(404.2)	(250.1)
Total vehicles	(2,663.7)	(2,432.0)	(8,071.9)	(7,336.0)
Parts, service and collision repair	(203.7)	(168.8)	(597.7)	(492.2)
Total cost of sales	(2,867.4)	(2,600.8)	(8,669.6)	(7,828.2)
Gross profit	580.7	472.0	1,740.9	1,383.7
Selling, general and administrative expenses	(399.0)	(321.4)	(1,188.8)	(931.3)
Depreciation and amortization	(32.8)	(25.2)	(94.0)	(73.7)
Operating income	148.9	125.4	458.1	378.7
Other income (expense):
Interest expense, floor plan	(9.6)	(3.3)	(20.6)	(12.8)
Interest expense, other, net	(22.9)	(9.8)	(65.1)	(30.2)
Other income (expense), net	—	(0.1)	0.1	0.1
Total other income (expense)	(32.5)	(13.2)	(85.6)	(42.9)
Income from continuing operations before taxes	116.4	112.2	372.5	335.8
Provision for income taxes for continuing operations - benefit (expense)	(29.1)	(27.5)	(93.1)	(83.4)
Income from continuing operations	87.3	84.7	279.4	252.4
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	(0.3)	—	0.2
Provision for income taxes for discontinued operations - benefit (expense)	—	0.1	—	—
Income (loss) from discontinued operations	—	(0.2)	—	0.2
Net income	$87.3	$84.5	$279.4	$252.6
Basic earnings per common share:
Earnings per share from continuing operations	$2.28	$2.04	$7.09	$6.07
Earnings per share from discontinued operations	—	(0.01)	—	0.01
Earnings per common share	$2.28	$2.03	$7.09	$6.08
Weighted-average common shares outstanding	38.3	41.6	39.4	41.6
Diluted earnings per common share:
Earnings per share from continuing operations	$2.23	$1.96	$6.90	$5.81
Earnings per share from discontinued operations	—	(0.01)	—	0.01
Earnings per common share	$2.23	$1.95	$6.90	$5.82
Weighted-average common shares outstanding	39.2	43.3	40.5	43.4

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income	$87.3	$84.5	$279.4	$252.6
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	—	0.3	0.7	1.2
Total other comprehensive income (loss) before taxes	—	0.3	0.7	1.2
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	—	(0.1)	(0.2)	(0.4)
Other comprehensive income (loss)	—	0.2	0.5	0.8
Comprehensive income	$87.3	$84.7	$279.9	$253.4

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$139.0	$299.4
Receivables, net	360.6	401.1
Inventories	1,197.1	1,261.2
Other current assets	60.3	122.4
Total current assets	1,757.0	2,084.1
Property and Equipment, net	1,555.7	1,458.8
Goodwill	436.5	416.4
Other Intangible Assets, net	513.4	480.2
Operating Right-of-Use Lease Assets	267.1	293.2
Finance Right-of-Use Lease Assets	231.4	179.9
Other Assets	67.2	62.5
Total Assets	$4,828.3	$4,975.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$95.1	$89.8
Notes payable - floor plan - non-trade	959.8	1,178.6
Trade accounts payable	139.1	133.3
Operating short-term lease liabilities	36.1	36.2
Finance short-term lease liabilities	15.8	52.7
Other accrued liabilities	392.6	350.5
Current maturities of long-term debt	80.0	50.6
Total current liabilities	1,718.5	1,891.7
Long-Term Debt	1,442.4	1,510.7
Other Long-Term Liabilities	93.2	96.0
Operating Long-Term Lease Liabilities	238.2	264.8
Finance Long-Term Lease Liabilities	229.1	135.5
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 67,566,172 shares issued and 24,548,426 shares outstanding at September 30, 2022; 66,501,072 shares issued and 28,692,532 shares outstanding at December 31, 2021	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2022 and December 31, 2021	0.1	0.1
Paid-in capital	815.6	790.2
Retained earnings	1,301.5	1,051.7
Accumulated other comprehensive income (loss)	(0.8)	(1.3)
Treasury stock, at cost; 43,017,746 Class A Common Stock shares held at September 30, 2022 and 37,808,540 Class A Common Stock shares held at December 31, 2021	(1,010.2)	(765.0)
Total Stockholders’ Equity	1,106.9	1,076.4
Total Liabilities and Stockholders’ Equity	$4,828.3	$4,975.1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at June 30, 2021	66.4	$0.7	(36.8)	$(713.9)	12.0	$0.1	$781.8	$880.7	$(3.0)	$946.4
Shares awarded under stock compensation plans	0.1	—	—	—	—	—	0.7	—	—	0.7
Purchases of treasury stock	—	—	(0.5)	(24.8)	—	—	—	—	—	(24.8)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.2	0.2
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	3.7	—	—	3.7
Net income	—	—	—	—	—	—	—	84.5	—	84.5
Class A dividends declared ($0.12 per share)	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Class B dividends declared ($0.12 per share)	—	—	—	—	—	—	—	(1.4)	—	(1.4)
Balance at September 30, 2021	66.5	$0.7	(37.3)	$(738.7)	12.0	$0.1	$786.2	$960.3	$(2.8)	$1,005.8

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at June 30, 2022	67.1	$0.7	(39.9)	$(858.1)	12.0	$0.1	$804.6	$1,223.5	$(0.8)	$1,170.0
Shares awarded under stock compensation plans	0.5	—	—	—	—	—	7.2	—	—	7.2
Purchases of treasury stock	—	—	(3.1)	(152.1)	—	—	—	—	—	(152.1)
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	3.8	—	—	3.8
Net income	—	—	—	—	—	—	—	87.3	—	87.3
Class A dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(6.3)	—	(6.3)
Class B dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(3.0)	—	(3.0)
Balance at September 30, 2022	67.6	$0.7	(43.0)	$(1,010.2)	12.0	$0.1	$815.6	$1,301.5	$(0.8)	$1,106.9

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2020	65.6	$0.7	(35.8)	$(671.7)	12.0	$0.1	$767.5	$721.8	$(3.6)	$814.8
Shares awarded under stock compensation plans	0.9	—	—	—	—	—	7.5	—	—	7.5
Purchases of treasury stock	—	—	(1.5)	(67.0)	—	—	—	—	—	(67.0)
Effect of cash flow hedge instruments, net of tax expense of $0.3	—	—	—	—	—	—	—	—	0.8	0.8
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	11.2	—	—	11.2
Net income	—	—	—	—	—	—	—	252.6	—	252.6
Class A dividends declared ($0.34 per share)	—	—	—	—	—	—	—	(10.0)	—	(10.0)
Class B dividends declared ($0.34 per share)	—	—	—	—	—	—	—	(4.1)	—	(4.1)
Balance at September 30, 2021	66.5	$0.7	(37.3)	$(738.7)	12.0	$0.1	$786.2	$960.3	$(2.8)	$1,005.8

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4
Shares awarded under stock compensation plans	1.1	—	—	—	—	—	8.5	—	—	8.5
Purchases of treasury stock	—	—	(5.2)	(245.2)	—	—	—	—	—	(245.2)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.5	0.5
Restricted stock amortization and stock option amortization	—	—	—	—	—	—	16.9	—	—	16.9
Net income	—	—	—	—	—	—	—	279.4	—	279.4
Class A dividends declared ($0.62 per share)	—	—	—	—	—	—	—	(22.1)	—	(22.1)
Class B dividends declared ($0.62 per share)	—	—	—	—	—	—	—	(7.5)	—	(7.5)
Balance at September 30, 2022	67.6	$0.7	(43.0)	$(1,010.2)	12.0	$0.1	$815.6	$1,301.5	$(0.8)	$1,106.9

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279.4	$252.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	84.2	69.1
Debt issuance cost amortization	3.8	2.3
Stock-based compensation expense	16.9	11.2
Deferred income taxes	(10.4)	(8.9)
Other	1.0	(1.2)
Changes in assets and liabilities that relate to operations:
Receivables	43.5	93.2
Inventories	101.1	419.8
Other assets	107.5	(2.7)
Notes payable - floor plan – trade	5.3	(556.6)
Trade accounts payable and other liabilities	13.1	(12.4)
Total adjustments	366.0	13.8
Net cash provided by operating activities	645.4	266.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(94.2)	(66.1)
Purchases of land, property and equipment	(197.6)	(181.5)
Proceeds from sales of property and equipment	15.7	6.2
Proceeds from sales of dealerships	—	3.9
Net cash used in investing activities	(276.1)	(237.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(218.8)	128.1
Borrowings on revolving credit facilities	—	4.9
Repayments on revolving credit facilities	—	(4.9)
Proceeds from issuance of long-term debt	—	16.5
Debt issuance costs	(0.5)	(4.8)
Principal payments of long-term debt	(42.1)	(43.0)
Principal payments of long-term lease liabilities	(6.4)	(3.1)
Purchases of treasury stock	(245.2)	(67.0)
Issuance of shares under stock compensation plans	8.5	7.5
Dividends paid	(25.2)	(13.3)
Net cash provided by (used in) financing activities	(529.7)	20.9
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(160.4)	49.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	299.4	170.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$139.0	$220.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including amount capitalized	$68.7	$46.0
Income taxes	$95.2	$85.8

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recent Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Accounting Standards Codification (“ASC”) Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London InterBank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted beginning January 1, 2020 and are effective through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which clarifies that certain optional expedients and exceptions in ASC Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In October 2022, Sonic entered into Amendment No. 2 to Fifth Amended, Restated and Consolidated Credit Agreement (the “Second Credit Agreement Amendment”) which amended the Credit Agreement to, among other things: (i) replace the Credit Agreement’s LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one month Term SOFR (as defined in the Credit Agreement); (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the Revolving Credit Facility; (iii) amend the minimum amount for commitments under the Revolving Credit Facility and the proportion that such commitments under the Revolving Credit Facility may compose of the total commitments made by the lenders; and (iv) adjust aspects of the offset account used for voluntary reductions to loans under the Floor Plan Facilities.
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
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 include approximately $31.3 million and $34.9 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. Changes in contract assets from December 31, 2021 to September 30, 2022 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).

2. Business Acquisitions and Dispositions
During the nine months ended September 30, 2022, we recognized a $14.7 million impact of a post-close adjustment related to the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (collectively, “RFJ Auto”) completed in December 2021. See, “RFJ Acquisition,” for further discussion. We acquired two franchised dealership locations and one business to be included in our EchoPark Segment during the nine months ended September 30, 2022 for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $79.5 million. The allocation of the $79.5 million aggregate gross purchase price for the acquisitions completed during the nine months ended September 30, 2022 included inventory of approximately $31.0 million, property and equipment of approximately $0.5 million, franchise assets of approximately $33.2 million, goodwill of approximately $14.1 million, other assets of $1.1 million, and liabilities of $0.4 million. We acquired three businesses to be included in our EchoPark segment and two franchised dealership locations during the nine months ended September 30, 2021 for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $66.1 million.
We did not dispose of any businesses during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we disposed of one luxury franchised dealership, which generated net cash from dispositions of approximately $3.9 million.
RFJ Acquisition
On December 6, 2021 (the “Closing Date”), Sonic completed the acquisition of RFJ Auto. On the Closing Date, RFJ Auto became a direct, wholly owned subsidiary of Sonic (the “RFJ Acquisition”). The aggregate consideration for the RFJ Acquisition purchase price was approximately $964.9 million, including a customary post-close adjustment of $14.7 million recognized during the nine months ended September 30, 2022. The post-close adjustment in March 2022 consisted of additional acquired inventory of $4.3 million, other assets of $3.4 million, goodwill of $1.1 million, and a reduction in other liabilities of $5.9 million.
For further discussion of the RFJ Acquisition, see Note 2, “Business Acquisitions and Dispositions,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
Inventories consist of the following:

	September 30, 2022	December 31, 2021
	(In millions)
New vehicles	$300.6	$273.1
Used vehicles	675.8	807.2
Service loaners	132.5	106.3
Parts, accessories and other	88.2	74.6
Inventories	$1,197.1	$1,261.2

4. Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
	(In millions)
Land	$481.1	$447.4
Buildings and improvements	1,353.5	1,240.5
Furniture, fixtures and equipment	498.9	451.2
Construction in progress	45.8	68.1
Total, at cost	2,379.3	2,207.2
Less accumulated depreciation	(820.2)	(746.2)
Subtotal	1,559.1	1,461.0
Less assets held for sale (1)	(3.4)	(2.2)
Property and equipment, net	$1,555.7	$1,458.8
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and nine months ended September 30, 2022, capital expenditures were approximately $97.3 million and $197.6 million, respectively, and in the three and nine months ended September 30, 2021, capital expenditures were approximately $76.5 million and $181.5 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark stores. Assets held for sale as of September 30, 2022 and December 31, 2021 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.
There were no fixed asset impairment charges for the nine months ended September 30, 2022 and 2021.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Carrying Amount of Goodwill:
Franchised Dealerships Segment	$224.4	$251.2
EchoPark Segment	212.1	165.2
Total goodwill (1)	$436.5	$416.4
(1)Net of accumulated impairment losses of $1.1 billion.
The carrying amount of indefinite lived franchise assets was approximately $513.4 million and $480.2 million as of September 30, 2022 and December 31, 2021, respectively. We did not record any impairment charges as of September 30, 2022 or December 31, 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
	(In millions)
2021 Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
2019 Mortgage Facility (2)	81.8	90.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	190.4	213.4
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR	121.7	132.8
Subtotal	$1,543.9	$1,586.2
Debt issuance costs	(21.5)	(24.9)
Total debt	1,522.4	1,561.3
Less current maturities	(80.0)	(50.6)
Long-term debt	$1,442.4	$1,510.7
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 100 basis points above LIBOR at both September 30, 2022 and December 31, 2021.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 basis points above LIBOR at both September 30, 2022 and December 31, 2021.
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to the lesser of $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the applicable revolving borrowing base, and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.9 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility that comprise the 2021 Floor Plan Facilities as the Company requests, with no more than 40% of the aggregate commitments allocated to the commitments under the used vehicle revolving floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes. On October 7, 2022, we entered into an amendment to the 2021 Credit Facilities (the “Second Credit Facility Amendment”) to, among other things: (i) replace the 2021 Credit Facilities’ LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one month Term SOFR (as defined in the 2021 Credit Facilities); (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the 2021 Revolving Credit Facility; (iii) amend the minimum amount for commitments under the 2021 Revolving Credit Facility and the proportion that such commitments under the 2021 Revolving Credit Facility may compose of the total commitments made by the lenders; and (iv) adjust aspects of the offset account used for voluntary reductions to loans under the 2021 Floor Plan Facilities.

As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). The 2021 Revolving Credit Facility may be increased at our option up to $400.0 million upon satisfaction of certain conditions. As of September 30, 2022, the 2021 Revolving Borrowing Base was approximately $293.4 million based on balances as of such date. As of September 30, 2022, we had no outstanding borrowings and approximately $12.4 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $281.0 million remaining borrowing availability under the 2021 Revolving Credit Facility.

Our obligations under the 2021 Credit Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying unaudited condensed consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR (subsequent to September 30, 2022, the Second Credit Facility Amendment

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
replaced LIBOR with the one-month term SOFR). We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including certain covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.25 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities.

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

Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $112.2 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of September 30, 2022, we had approximately $81.8 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $30.4 million under the 2019 Mortgage Facility.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Mortgage Notes to Finance Companies
As of September 30, 2022, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 4.67% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $312.1 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range between 2022 and 2033.
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
We were in compliance with the financial covenants under the 2021 Credit Facilities and the 2019 Mortgage Facility as of September 30, 2022. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
September 30, 2022 actual	1.22	2.51	2.46
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2022, we had approximately $290.9 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2022.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2022, the ratio was 13.79 to 1.00.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation and repairs is difficult to quantify, we did not have any remaining exposure as of September 30, 2022 and had exposure of $4.0 million at December 31, 2021. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2022.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both September 30, 2022 and December 31, 2021 was approximately $4.3 million.
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
Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2022 were approximately $0.4 million and $0.3 million, respectively, in reserves that Sonic was holding for pending proceedings. Included in other accrued liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2021 were approximately $1.5 million and $0.3 million, respectively, for such reserves. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2022	December 31, 2021
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$38.3	$39.5
Total assets	$38.3	$39.5

Liabilities:
Deferred compensation plan (2)	$22.0	$24.4
Total liabilities	$22.0	$24.4
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

There were no instances during the nine months ended September 30, 2022 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of October 1, 2022 or as events or changes in circumstances require.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2022 and December 31, 2021, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of September 30, 2022 and December 31, 2021, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$375.8	$500.0	$504.8	$500.0
4.625% Notes (1)	$504.2	$650.0	$655.9	$650.0
(1)As determined by market quotations from similar securities as of September 30, 2022 and December 31, 2021, respectively (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2021.
9. Segment Information
As of September 30, 2022, Sonic had two operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); and (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,359.6	$1,124.5	$4,047.1	$3,710.8
Fleet new vehicles	32.0	18.9	70.0	50.9
Total new vehicles	$1,391.6	$1,143.4	$4,117.1	$3,761.7
Used vehicles	842.4	750.3	2,568.1	2,173.3
Wholesale vehicles	75.8	64.1	261.2	183.2
Parts, service and collision repair	404.7	339.9	1,183.4	994.1
Finance, insurance and other, net	125.8	111.8	382.1	333.5
Franchised Dealerships Segment revenues	$2,840.3	$2,409.5	$8,511.9	$7,445.8

EchoPark Segment revenues:
Retail new vehicles	$13.5	$3.5	$21.6	$4.4
Used vehicles	515.6	574.5	1,610.2	1,535.6
Wholesale vehicles	38.9	33.0	143.6	73.5
Finance, insurance and other, net	39.8	52.3	123.2	152.6
EchoPark Segment revenues	$607.8	$663.3	$1,898.6	$1,766.1

Total consolidated revenues	$3,448.1	$3,072.8	$10,410.5	$9,211.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Income (Loss) (1):
Franchised Dealerships Segment	$146.3	$145.1	$472.2	$381.1
EchoPark Segment	(29.9)	(32.9)	(99.7)	(45.3)
Income from continuing operations before taxes	$116.4	$112.2	$372.5	$335.8
(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Depreciation and Amortization:
Franchised Dealerships Segment	$25.8	$21.2	$75.8	$62.3
EchoPark Segment	7.0	4.0	18.2	11.4
Total depreciation and amortization	$32.8	$25.2	$94.0	$73.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Floor Plan Interest Expense:
Franchised Dealerships Segment	$6.6	$2.0	$13.9	$9.2
EchoPark Segment	3.0	1.3	6.7	3.5
Total floor plan interest expense	$9.6	$3.3	$20.6	$12.8

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$21.4	$9.5	$61.7	$29.2
EchoPark Segment	1.5	0.3	3.4	1.0
Total interest expense, other, net	$22.9	$9.8	$65.1	$30.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Capital Expenditures:
Franchised Dealerships Segment	$43.8	$53.8	$95.8	$122.0
EchoPark Segment	53.5	22.7	101.8	59.5
Total capital expenditures	$97.3	$76.5	$197.6	$181.5

	September 30, 2022	December 31, 2021
	(In millions)
Assets:
Franchised Dealerships Segment	$4,004.9	$3,934.9
EchoPark Segment	684.4	740.6
Corporate and other:
Cash and cash equivalents	139.0	299.4
Other corporate assets	—	0.2
Total assets	$4,828.3	$4,975.1

10. Subsequent Events
On October 7, 2022, we entered into the Second Credit Facility Amendment, which, among other things: (1) replaced the 2021 Credit Facilities’ LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one month Term SOFR (as defined in the 2021 Credit Agreement); (2) amended the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the 2021 Revolving Credit Facility; (3) amended the minimum amount for commitments under the 2021 Revolving Credit Facility and the proportion that such commitments under the 2021 Revolving Credit Facility may compose of the total commitments made by the lenders; and (4) adjusted aspects of the offset account used for voluntary reductions to loans under the 2021 Floor Plan Facilities.

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
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The three months ended September 30, 2022 was the third full quarterly period to include the results of the locations acquired in the RFJ Acquisition. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had two reportable segments as of September 30, 2022: (1) the Franchised Dealerships Segment and (2) the EchoPark Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2022, we operated 111 stores in the Franchised Dealerships Segment and 52 stores in the EchoPark Segment. The Franchised Dealerships Segment consists of 142 new vehicle franchises (representing 28 different brands of cars and light trucks) and 17 collision repair centers in 18 states. As of September 30, 2022, we operated 52 EchoPark stores in 21 states, including 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021 that are included in the EchoPark Segment. Under our current EchoPark growth plan, we plan to continue to increase our physical and digital footprint as we build out a nationwide EchoPark distribution network expected to reach 90% of the U.S. population by 2025.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of sales (“SAAR”) remained flat and decreased 13%, to 13.4 million and 13.7 million vehicles for the three and nine months ended September 30, 2022, respectively, compared to 13.4 million and 15.8 million vehicles for the three and nine months ended September 30, 2021, according to data from the Power Information Network (the “PIN”) from J.D. Power. The ongoing effects of the COVID-19 pandemic, availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2022 total new vehicle SAAR to vary from current levels. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle SAAR (which excludes fleet new vehicle sales). According to the PIN from J.D. Power, industry retail new vehicle SAAR was 11.2 million vehicles for the three months ended September 30, 2022, a decrease of 3% from 11.5 million vehicles in the prior year period, and 11.8 million vehicles for the nine months ended September 30, 2022, a decrease of 14% from 13.8 million vehicles in the prior year period.
Impact of COVID-19 and Supply Chain Disruptions
The ongoing effects of the COVID-19 pandemic continue to evolve. A setback in the recovery of the general economy over the course of the pandemic may cause changes in consumer behaviors, including a potential reduction in consumer spending for vehicles and automotive repairs, particularly if the pandemic worsens, interest rates experienced by consumers continue to rise or if the U.S. economy experiences a recession. This may lead to increased asset recovery and valuation risks, such as impairment of additional indefinite lived intangible assets. In addition, uncertainties in the global economy have negatively impacted our suppliers and other business partners, which may interrupt our vehicle and parts inventory supply chain and require other changes to our operations. We have also seen a tightening in the supply of new and used vehicles due, in part, to the COVID-19 pandemic, and expect that this tight supply of vehicle inventory may continue into 2023. These and other factors may adversely impact our revenues, operating income, earnings per share, and other financial measures.
In addition, the global automotive supply chain has been significantly disrupted since the onset of the pandemic, primarily related to the production of semiconductors and other components that are used in many modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing has operated for multiple years at lower than usual production levels, reducing the amount of new vehicle inventory and certain parts inventory available to our dealerships. These inventory constraints, coupled with strong consumer demand and elevated levels of consumer savings, have led to low new and used vehicle inventory and a high new and used vehicle pricing environment, which drove retail new vehicle unit sales volumes lower across the industry. While new vehicle and certain parts production levels have begun to improve in the first nine months of 2022, there is a risk that new vehicle and certain parts inventory levels remain at a low level or worsen, which could adversely impact our revenues, operating income, earnings per share, and other financial measures.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the beginning of 2021, including the RFJ Acquisition in December 2021, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
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
Retail new vehicle revenue increased 5% during the three months ended September 30, 2022 primarily driven by a 12% increase in retail new vehicle average selling prices, offset partially by lower retail new vehicle unit sales volume. Retail new vehicle revenue decreased 8% during the nine months ended September 30, 2022, primarily driven by a 19% decrease in retail new vehicle unit sales volume, offset partially by higher retail new vehicle average selling prices. Retail new vehicle gross profit increased 20% and 38% during the three and nine months ended September 30, 2022, respectively, due to a 12% and 15% increase in retail new vehicle average selling prices for the three and nine months ended September 30, 2022, which drove higher retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $1,424 per unit, or 28%, to $6,571 per unit during the three months ended September 30, 2022, and increased $2,805 per unit, or 71%, to $6,756 per unit

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
during the nine months ended September 30, 2022, due primarily to higher average selling prices due in part to inventory shortages as a result of vehicle manufacturer supply chain disruptions and production delays. Many of our new vehicles are being pre-ordered and delivered to customers shortly after the vehicles arrive at our stores. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment days’ supply of new vehicle inventory was 19 days as of September 30, 2022 compared to 10 days as of September 30, 2021.
Retail used vehicle revenue decreased 1% during the three months ended September 30, 2022, driven by lower retail used vehicle unit sales volume, offset partially by higher retail used vehicle average selling prices. Retail used vehicle revenue increased 2% during the nine months ended September 30, 2022, driven by higher average selling prices, offset partially by lower retail used vehicle unit sales volume. Retail used vehicle gross profit decreased 20% and 16% during the three and nine months ended September 30, 2022, respectively, due to a decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $175 per unit, or 9%, to $1,669 per unit during the three months ended September 30, 2022, due primarily to higher inventory acquisition costs. Retail used vehicle gross profit per unit decreased $7 per unit, or 0.4%, to $1,672 per unit during the nine months ended September 30, 2022, due primarily to lower average selling prices due in part to shortages of new vehicle inventory. Wholesale vehicle gross profit decreased by approximately $2.5 million in the three months ended September 30, 2022, due primarily to a $490 per unit, or 374%, decrease in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit decreased by approximately $8.1 million in the nine months ended September 30, 2022, due primarily to a $455 per unit, or 156%, decrease in wholesale vehicle gross profit per unit. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 and 27 days as of September 30, 2022 and 2021, respectively.
Fixed Operations revenue increased 10% and 9% during the three and nine months ended September 30, 2022, respectively, and Fixed Operations gross profit increased 10% and 8% during the three and nine months ended September 30, 2022, respectively. Fixed Operations gross margin decreased 40 basis points, to 49.9%, during the three months ended September 30, 2022. Fixed Operations gross margin decreased 70 basis points, to 49.7% during the nine months ended September 30, 2022.
F&I revenue decreased 5% during both the three and nine months ended September 30, 2022, driven primarily by a decrease in retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $106 per unit, or 5%, to $2,406 per unit during the nine months ended September 30, 2022. F&I gross profit per retail unit increased $304 per unit, or 14%, to $2,410 per unit during the nine months ended September 30, 2022. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines.
EchoPark Segment
Reported total revenue decreased 8% during the three months ended September 30, 2022, driven primarily by a decrease in retail used vehicle unit sales volume. Reported total revenue increased 8% during the nine months ended September 30, 2022, driven primarily by continued expansion of our nationwide distribution network and higher average retail used vehicle selling prices. Reported total gross profit increased 88% and 32% during the three and nine months ended September 30, 2022, respectively, primarily due to an increase in total vehicle sales volume, higher average retail used vehicle selling prices and an improvement in retail used vehicle gross profit (loss) per unit.
Reported retail used vehicle revenue decreased 10% during the three months ended September 30, 2022, driven primarily by a decrease in retail used vehicle unit sales volume. Reported retail used vehicle revenue increased 5% during the nine months ended September 30, 2022 due to higher retail used vehicle average selling prices, offset partially by a decrease in retail used vehicle unit sales volume. F&I revenue decreased 24% and 19% during the three and nine months ended September 30, 2022, respectively, driven primarily by a 27% and 24% decrease in retail used vehicle unit sales volume during the three and nine months ended September 30, 2022, respectively, as we strategically adjusted our retail used vehicle unit sales volume to manage overall segment income (loss) levels. Reported combined retail used vehicle and F&I gross profit per unit increased $1,857 per unit, or 182%, to $2,880 per unit during the three months ended September 30, 2022, due primarily to strategic actions taken to diversify our inventory sourcing mix and reduce used vehicle inventory acquisition costs, benefiting retail used vehicle gross profit per unit. Reported combined retail used vehicle and F&I gross profit per unit increased $1,190 per unit, or 74%, to $2,808, per unit during the nine months ended September 30, 2022, due primarily to strategic actions taken to diversify our inventory sourcing mix and reduce used vehicle inventory acquisition costs, benefiting retail used vehicle gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale vehicle gross profit decreased by approximately $3.2 million and $2.8 million during the three and nine months ended September 30, 2022, respectively, due to a decrease in wholesale vehicle unit sales volume and declining wholesale auction prices. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. Our used vehicle inventory days’ supply at our EchoPark stores was approximately 57 and 41 days as of September 30, 2022 and 2021, respectively. The elevated level of used vehicle inventory days’ supply was due primarily to the opening of new EchoPark stores, which require additional inventory on hand but are not yet generating retail used vehicle sales at the rate of a more mature store.
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. EchoPark same market total revenues decreased 35% and 21% during the three and nine months ended September 30, 2022, respectively, driven primarily by a decrease in retail used vehicle unit sales volume as we strategically adjusted our retail used vehicle unit sales volume to manage overall segment income (loss) levels. EchoPark same market total gross profit increased 10% during the three months ended September 30, 2022, due primarily to a 130% increase in EchoPark same market total gross profit per unit, to $2,361 per unit, offset partially by lower retail used vehicle unit sales volume. EchoPark same market total gross profit decreased 22% during the nine months ended September 30, 2022, due primarily to lower retail used vehicle unit sales volume, offset partially by a 32% increase in EchoPark same market total gross profit per unit, to $2,125 per unit.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2022	2021	2022	2021
Luxury:
BMW	24.9%	26.9%	24.6%	25.8%
Mercedes	13.6%	12.3%	12.5%	12.4%
Audi	5.8%	6.2%	5.7%	7.0%
Lexus	4.7%	5.7%	4.8%	5.1%
Porsche	3.7%	3.8%	3.8%	3.7%
Cadillac	2.4%	2.1%	2.2%	2.5%
Land Rover	3.1%	3.5%	2.7%	4.0%
Volvo	1.0%	1.9%	1.1%	1.7%
MINI	0.9%	1.3%	0.8%	1.2%
Other Luxury (1)	0.6%	1.1%	0.6%	1.2%
Total Luxury	60.7%	64.8%	58.8%	64.6%
Mid-line Import:
Toyota	8.8%	8.6%	9.0%	8.4%
Honda	7.5%	14.2%	8.4%	14.1%
Volkswagen	2.1%	1.8%	1.9%	1.5%
Hyundai	1.5%	0.8%	1.6%	1.0%
Other Mid-line Import (2)	1.3%	1.1%	1.5%	0.6%
Total Mid-line Import	21.2%	26.5%	22.4%	25.6%
Domestic:
Ford	5.4%	4.2%	5.4%	4.9%
Chrysler, Dodge, Jeep and Ram	5.5%	—%	6.1%	—%
General Motors (3)	7.2%	4.5%	7.3%	4.9%
Total Domestic	18.1%	8.7%	18.8%	9.8%
Total	100.0%	100.0%	100.0%	100.0%

(1)Includes Acura, Alfa Romeo, Infiniti, Jaguar and Maserati.
(2)Includes Mazda, Nissan and Subaru.
(3)Includes Buick, Chevrolet and GMC.

The U.S. retail automotive industry’s new vehicle unit sales volume reflects all brands marketed or sold in the U.S. This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore, our new vehicle unit sales volume may not trend directly in line with the industry new vehicle unit sales volume. We believe that the retail new vehicle industry unit sales volume is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.
Beginning in the middle of March 2020, the COVID-19 pandemic began to adversely impact the retail automotive industry and consequentially also our business operations by severely impacting the demand portion of our business. Disruptions in the automotive supply chain have caused lower than expected levels of vehicle production, which, combined with consumer demand for new vehicles, drove lower than typical levels of new vehicle inventory during 2021 and in 2022 to date. Low levels of new vehicle inventory have resulted in higher average selling prices for new vehicles and we believe had a negative impact on retail new vehicle SAAR for the three and nine months ended September 30, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail new vehicle SAAR, fleet new vehicle SAAR and total new vehicle SAAR were as follows:

	Three Months Ended September 30,		Better / (Worse)	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	% Change	2022	2021	% Change
	(In millions of vehicles)
Retail new vehicle SAAR (1)	11.2	11.5	(2.6)%	11.8	13.8	(14.5)%
Fleet new vehicle SAAR	2.2	1.9	15.8%	1.9	2.0	(5.0)%
Total new vehicle SAAR (1)	13.4	13.4	—%	13.7	15.8	(13.3)%
(1)Source: The PIN from J.D. Power

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,373.1	$1,128.0	$245.1	22%
Fleet new vehicle revenue	32.0	18.9	13.1	69%
Total new vehicle revenue	$1,405.1	$1,146.9	$258.2	23%

Retail new vehicle gross profit	$163.5	$115.1	$48.4	42%
Fleet new vehicle gross profit	1.3	0.3	1.0	333%
Total new vehicle gross profit	$164.8	$115.4	$49.4	43%

Retail new vehicle unit sales	24,776	22,335	2,441	11%
Fleet new vehicle unit sales	672	511	161	32%
Total new vehicle unit sales	25,448	22,846	2,602	11%

Revenue per new retail unit	$55,420	$50,504	$4,916	10%
Revenue per new fleet unit	$47,636	$37,114	$10,522	28%
Total revenue per new unit	$55,214	$50,202	$5,012	10%

Gross profit per new retail unit	$6,600	$5,151	$1,449	28%
Gross profit per new fleet unit	$1,955	$773	$1,182	153%
Total gross profit per new unit	$6,478	$5,053	$1,425	28%

Retail gross profit as a % of revenue	11.9%	10.2%	170	bps
Fleet gross profit as a % of revenue	4.1%	1.6%	250	bps
Total new vehicle gross profit as a % of revenue	11.7%	10.1%	160	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$4,068.7	$3,715.2	$353.5	10%
Fleet new vehicle revenue	70.0	50.9	19.1	38%
Total new vehicle revenue	$4,138.7	$3,766.1	$372.6	10%

Retail new vehicle gross profit	$499.5	$302.4	$197.1	65%
Fleet new vehicle gross profit	3.1	0.9	2.2	244%
Total new vehicle gross profit	$502.6	$303.3	$199.3	66%

Retail new vehicle unit sales	73,890	76,409	(2,519)	(3)%
Fleet new vehicle unit sales	1,454	1,297	157	12%
Total new vehicle unit sales	75,344	77,706	(2,362)	(3)%

Revenue per new retail unit	$55,064	$48,623	$6,441	13%
Revenue per new fleet unit	$48,176	$39,279	$8,897	23%
Total revenue per new unit	$54,931	$48,466	$6,465	13%

Gross profit per new retail unit	$6,760	$3,957	$2,803	71%
Gross profit per new fleet unit	$2,133	$745	$1,388	186%
Total gross profit per new unit	$6,671	$3,904	$2,767	71%

Retail gross profit as a % of revenue	12.3%	8.1%	420	bps
Fleet gross profit as a % of revenue	4.4%	1.8%	260	bps
Total new vehicle gross profit as a % of revenue	12.1%	8.1%	400	bps

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

As a result of low levels of new vehicle inventory and a heightened demand for used vehicles (both by retail consumers and dealers at wholesale auction), used vehicle prices reached an all-time high during the first half of 2022, and remained at elevated levels during the third quarter of 2022. Depending on the mix of inventory sourcing (trade-in versus wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given the current used vehicle environment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,358.0	$1,324.8	$33.2	3%
Gross profit	$51.4	$20.2	$31.2	154%
Unit sales	42,069	47,529	(5,460)	(11)%
Revenue per unit	$32,281	$27,551	$4,730	17%
Gross profit per unit	$1,222	$415	$807	194%
Gross profit as a % of revenue	3.9%	1.5%	240	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$4,178.3	$3,708.9	$469.4	13%
Gross profit	$146.7	$85.8	$60.9	71%
Unit sales	128,906	144,246	(15,340)	(11)%
Revenue per unit	$32,413	$25,417	$6,996	28%
Gross profit per unit	$1,138	$592	$546	92%
Gross profit as a % of revenue	3.5%	2.3%	120	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since the beginning of the COVID-19 pandemic in March 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long-term and expect that average wholesale vehicle pricing and related gross profit (loss) may begin to return toward long-term normalized levels in the fourth quarter of 2022 or early 2023. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$114.7	$97.1	$17.6	18%
Gross profit (loss)	$(2.1)	$1.2	$(3.3)	(275)%
Unit sales	8,263	9,611	(1,348)	(14)%
Revenue per unit	$13,881	$10,102	$3,779	37%
Gross profit (loss) per unit	$(264)	$131	$(395)	(302)%
Gross profit (loss) as a % of revenue	(1.9)%	1.3%	(320)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$404.8	$256.7	$148.1	58%
Gross profit (loss)	$0.6	$6.6	$(6.0)	(91)%
Unit sales	27,229	28,935	(1,706)	(6)%
Revenue per unit	$14,867	$8,872	$5,995	68%
Gross profit (loss) per unit	$17	$229	$(212)	(93)%
Gross profit (loss) as a % of revenue	0.1%	2.6%	(250)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$168.4	$156.5	$11.9	8%
Warranty	60.4	52.9	7.5	14%
Wholesale parts	49.9	41.7	8.2	20%
Internal, sublet and other	126.0	88.8	37.2	42%
Total revenue	$404.7	$339.9	$64.8	19%

Gross profit
Customer pay	$97.6	$89.3	$8.3	9%
Warranty	34.2	30.8	3.4	11%
Wholesale parts	9.1	7.5	1.6	21%
Internal, sublet and other	60.1	43.5	16.6	38%
Total gross profit	$201.0	$171.1	$29.9	17%

Gross profit as a % of revenue
Customer pay	58.0%	57.1%	90	bps
Warranty	56.7%	58.2%	(150)	bps
Wholesale parts	18.2%	18.1%	10	bps
Internal, sublet and other	47.7%	48.9%	(120)	bps
Total gross profit as a % of revenue	49.7%	50.3%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$495.9	$442.1	$53.8	12%
Warranty	168.2	164.2	4.0	2%
Wholesale parts	149.9	116.0	33.9	29%
Internal, sublet and other	369.4	271.8	97.6	36%
Total revenue	$1,183.4	$994.1	$189.3	19%

Gross profit
Customer pay	$285.2	$252.7	$32.5	13%
Warranty	98.3	95.7	2.6	3%
Wholesale parts	27.0	20.5	6.5	32%
Internal, sublet and other	175.2	133.0	42.2	32%
Total gross profit	$585.7	$501.9	$83.8	17%

Gross profit as a % of revenue
Customer pay	57.5%	57.1%	40	bps
Warranty	58.5%	58.3%	20	bps
Wholesale parts	18.0%	17.7%	30	bps
Internal, sublet and other	47.4%	48.9%	(150)	bps
Total gross profit as a % of revenue	49.5%	50.5%	(100)	bps

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

Our consolidated reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$165.6	$164.1	$1.5	1%
Total combined retail new and used vehicle unit sales	66,845	69,864	(3,019)	(4)%
Gross profit per retail unit (excludes fleet)	$2,477	$2,349	$128	5%

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$505.3	$486.1	$19.2	4%
Total combined retail new and used vehicle unit sales	202,796	220,655	(17,859)	(8)%
Gross profit per retail unit (excludes fleet)	$2,492	$2,203	$289	13%

For further analysis of F&I results, see the tables and discussion under the headings “F&I – Franchised Dealerships Segment” and “Used Vehicles and F&I – EchoPark Segment” in the Franchised Dealerships Segment and EchoPark Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the beginning of 2021, including the RFJ Acquisition in December 2021, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,177.4	$1,121.3	$56.1	5%
Acquisitions, open points, dispositions and holding company	182.2	22.1	160.1	724%
Total as reported	$1,359.6	$1,143.4	$216.2	19%

Fleet new vehicle revenue:
Same store	$27.0	$18.9	$8.1	43%
Acquisitions, open points, dispositions and holding company	5.0	—	5.0	NM
Total as reported	$32.0	$18.9	$13.1	69%

Total new vehicle revenue:
Same store	$1,204.4	$1,140.2	$64.2	6%
Acquisitions, open points, dispositions and holding company	187.2	3.2	184.0	NM
Total as reported	$1,391.6	$1,143.4	$248.2	22%

Retail new vehicle gross profit:
Same store	$136.9	$114.3	$22.6	20%
Acquisitions, open points, dispositions and holding company	23.8	0.9	22.9	NM
Total as reported	$160.7	$115.2	$45.5	39%

Fleet new vehicle gross profit:
Same store	$1.0	$0.4	$0.6	150%
Acquisitions, open points, dispositions and holding company	0.3	(0.1)	0.4	NM
Total as reported	$1.3	$0.3	$1.0	333%

Total new vehicle gross profit:
Same store	$137.9	$114.7	$23.2	20%
Acquisitions, open points, dispositions and holding company	24.1	0.5	23.6	NM
Total as reported	$162.0	$115.2	$46.8	41%

Retail new vehicle unit sales:
Same store	20,829	22,208	(1,379)	(6)%
Acquisitions, open points, dispositions and holding company	3,412	72	3,340	NM
Total as reported	24,241	22,280	1,961	9%

Fleet new vehicle unit sales:
Same store	574	511	63	12%
Acquisitions, open points, dispositions and holding company	98	—	98	NM
Total as reported	672	511	161	32%

Total new vehicle unit sales:
Same store	21,403	22,719	(1,316)	(6)%
Acquisitions, open points, dispositions and holding company	3,510	72	3,438	NM
Total as reported	24,913	22,791	2,122	9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$3,413.5	$3,699.4	$(285.9)	(8)%
Acquisitions, open points, dispositions and holding company	633.6	62.3	571.3	917%
Total as reported	$4,047.1	$3,761.7	$285.4	8%

Fleet new vehicle revenue:
Same store	$57.9	$51.0	$6.9	14%
Acquisitions, open points, dispositions and holding company	12.1	(0.1)	12.2	NM
Total as reported	$70.0	$50.9	$19.1	38%

Total new vehicle revenue:
Same store	$3,471.4	$3,750.4	$(279.0)	(7)%
Acquisitions, open points, dispositions and holding company	645.7	11.3	634.4	NM
Total as reported	$4,117.1	$3,761.7	$355.4	9%

Retail new vehicle gross profit:
Same store	$413.8	$300.6	$113.2	38%
Acquisitions, open points, dispositions and holding company	80.7	1.5	79.2	NM
Total as reported	$494.5	$302.1	$192.4	64%

Fleet new vehicle gross profit:
Same store	$2.4	$0.9	$1.5	167%
Acquisitions, open points, dispositions and holding company	0.7	—	0.7	NM
Total as reported	$3.1	$0.9	$2.2	244%

Total new vehicle gross profit:
Same store	$416.2	$301.5	$114.7	38%
Acquisitions, open points, dispositions and holding company	81.4	1.5	79.9	NM
Total as reported	$497.6	$303.0	$194.6	64%

Retail new vehicle unit sales:
Same store	61,247	76,073	(14,826)	(19)%
Acquisitions, open points, dispositions and holding company	11,938	267	11,671	NM
Total as reported	73,185	76,340	(3,155)	(4)%

Fleet new vehicle unit sales:
Same store	1,232	1,297	(65)	(5)%
Acquisitions, open points, dispositions and holding company	222	—	222	NM
Total as reported	1,454	1,297	157	12%

Total new vehicle unit sales:
Same store	62,479	77,370	(14,891)	(19)%
Acquisitions, open points, dispositions and holding company	12,160	267	11,893	NM
Total as reported	74,639	77,637	(2,998)	(4)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,359.6	$1,124.5	$235.1	21%
Fleet new vehicle revenue	32.0	18.9	13.1	69%
Total new vehicle revenue	$1,391.6	$1,143.4	$248.2	22%

Retail new vehicle gross profit	$160.7	$114.9	$45.8	40%
Fleet new vehicle gross profit	1.3	0.3	1.0	333%
Total new vehicle gross profit	$162.0	$115.2	$46.8	41%

Retail new vehicle unit sales	24,241	22,280	1,961	9%
Fleet new vehicle unit sales	672	511	161	32%
Total new vehicle unit sales	24,913	22,791	2,122	9%

Revenue per new retail unit	$56,087	$50,471	$5,616	11%
Revenue per new fleet unit	$47,636	$37,114	$10,522	28%
Total revenue per new unit	$55,859	$50,170	$5,689	11%

Gross profit per new retail unit	$6,627	$5,153	$1,474	29%
Gross profit per new fleet unit	$1,955	$773	$1,182	153%
Total gross profit per new unit	$6,501	$5,055	$1,446	29%

Retail gross profit as a % of revenue	11.8%	10.2%	160	bps
Fleet gross profit as a % of revenue	4.1%	1.8%	230	bps
Total new vehicle gross profit as a % of revenue	11.6%	10.1%	150	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$4,047.1	$3,710.8	$336.3	9%
Fleet new vehicle revenue	70.0	50.9	19.1	38%
Total new vehicle revenue	$4,117.1	$3,761.7	$355.4	9%

Retail new vehicle gross profit	$494.5	$302.1	$192.4	64%
Fleet new vehicle gross profit	3.1	0.9	2.2	244%
Total new vehicle gross profit	$497.6	$303.0	$194.6	64%

Retail new vehicle unit sales	73,185	76,340	(3,155)	(4)%
Fleet new vehicle unit sales	1,454	1,297	157	12%
Total new vehicle unit sales	74,639	77,637	(2,998)	(4)%

Revenue per new retail unit	$55,299	$48,609	$6,690	14%
Revenue per new fleet unit	$48,164	$39,279	$8,885	23%
Total revenue per new unit	$55,160	$48,453	$6,707	14%

Gross profit per new retail unit	$6,757	$3,956	$2,801	71%
Gross profit per new fleet unit	$2,132	$745	$1,387	186%
Total gross profit per new unit	$6,667	$3,903	$2,764	71%

Retail gross profit as a % of revenue	12.2%	8.1%	410	bps
Fleet gross profit as a % of revenue	4.4%	1.7%	270	bps
Total new vehicle gross profit as a % of revenue	12.1%	8.1%	400	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,177.4	$1,121.3	$56.1	5%
Fleet new vehicle revenue	27.0	18.9	8.1	43%
Total new vehicle revenue	$1,204.4	$1,140.2	$64.2	6%

Retail new vehicle gross profit	$136.9	$114.3	$22.6	20%
Fleet new vehicle gross profit	1.0	0.4	0.6	150%
Total new vehicle gross profit	$137.9	$114.7	$23.2	20%

Retail new vehicle unit sales	20,829	22,208	(1,379)	(6)%
Fleet new vehicle unit sales	574	511	63	12%
Total new vehicle unit sales	21,403	22,719	(1,316)	(6)%

Revenue per new retail unit	$56,529	$50,489	$6,040	12%
Revenue per new fleet unit	$46,937	$37,114	$9,823	26%
Total revenue per new unit	$56,272	$50,188	$6,084	12%

Gross profit per new retail unit	$6,571	$5,147	$1,424	28%
Gross profit per new fleet unit	$1,782	$773	$1,009	131%
Total gross profit per new unit	$6,443	$5,049	$1,394	28%

Retail gross profit as a % of revenue	11.6%	10.2%	140	bps
Fleet gross profit as a % of revenue	3.4%	2.1%	130	bps
Total new vehicle gross profit as a % of revenue	11.4%	10.1%	130	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$3,413.5	$3,699.4	$(285.9)	(8)%
Fleet new vehicle revenue	57.9	51.0	6.9	14%
Total new vehicle revenue	$3,471.4	$3,750.4	$(279.0)	(7)%

Retail new vehicle gross profit	$413.8	$300.6	$113.2	38%
Fleet new vehicle gross profit	2.4	0.9	1.5	167%
Total new vehicle gross profit	$416.2	$301.5	$114.7	38%

Retail new vehicle unit sales	61,247	76,073	(14,826)	(19)%
Fleet new vehicle unit sales	1,232	1,297	(65)	(5)%
Total new vehicle unit sales	62,479	77,370	(14,891)	(19)%

Revenue per new retail unit	$55,733	$48,630	$7,103	15%
Revenue per new fleet unit	$47,034	$39,279	$7,755	20%
Total revenue per new unit	$55,561	$48,473	$7,088	15%

Gross profit per new retail unit	$6,756	$3,951	$2,805	71%
Gross profit per new fleet unit	$1,968	$745	$1,223	164%
Total gross profit per new unit	$6,661	$3,897	$2,764	71%

Retail gross profit as a % of revenue	12.1%	8.1%	400	bps
Fleet gross profit as a % of revenue	4.1%	1.7%	240	bps
Total new vehicle gross profit as a % of revenue	12.0%	8.0%	400	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Retail new vehicle revenue increased 5%, due primarily to higher average selling prices, offset partially by lower retail new vehicle unit sales volume. Retail new vehicle gross profit increased approximately $22.6 million, or 20%, as a result of higher retail new vehicle gross profit per unit, offset partially by lower retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $1,424 per unit, or 28%, to $6,571 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.
Same Store Franchised Dealerships Segment Retail New Vehicles – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Retail new vehicle revenue decreased 8%, due primarily to lower retail new vehicle unit sales volume, offset partially by higher average selling prices. Retail new vehicle gross profit increased approximately $113.2 million, or 38%, as a result of higher retail new vehicle gross profit per unit, offset partially by lower retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $2,805 per unit, or 71%, to $6,756 per unit, due primarily to inventory shortages as a result of vehicle manufacturer supply chain and production delays as a result of the COVID-19 pandemic, which have generally increased the average selling prices of such vehicles.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$736.4	$747.4	$(11.0)	(1)%
Acquisitions, open points, dispositions and holding company	106.0	2.9	103.1	NM
Total as reported	$842.4	$750.3	$92.1	12%

Retail used vehicle gross profit:
Same store	$38.5	$48.2	$(9.7)	(20)%
Acquisitions, open points, dispositions and holding company	6.9	1.9	5.0	263%
Total as reported	$45.4	$50.1	$(4.7)	(9)%

Retail used vehicle unit sales:
Same store	23,043	26,164	(3,121)	(12)%
Acquisitions, open points, dispositions and holding company	3,604	110	3,494	NM
Total as reported	26,647	26,274	373	1%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$2,210.9	$2,165.2	$45.7	2%
Acquisitions, open points, dispositions and holding company	357.2	8.1	349.1	NM
Total as reported	$2,568.1	$2,173.3	$394.8	18%

Retail used vehicle gross profit:
Same store	$115.9	$137.2	$(21.3)	(16)%
Acquisitions, open points, dispositions and holding company	20.1	0.1	20.0	NM
Total as reported	$136.0	$137.3	$(1.3)	(1)%

Retail used vehicle unit sales:
Same store	69,315	81,713	(12,398)	(15)%
Acquisitions, open points, dispositions and holding company	12,566	347	12,219	NM
Total as reported	81,881	82,060	(179)	—%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$842.4	$750.3	$92.1	12%
Gross profit	$45.4	$50.1	$(4.7)	(9)%
Unit sales	26,647	26,274	373	1%
Revenue per unit	$31,615	$28,555	$3,060	11%
Gross profit per unit	$1,704	$1,907	$(203)	(11)%
Gross profit as a % of revenue	5.4%	6.7%	(130)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,568.1	$2,173.3	$394.8	18%
Gross profit	$136.0	$137.3	$(1.3)	(1)%
Unit sales	81,881	82,060	(179)	—%
Revenue per unit	$31,364	$26,485	$4,879	18%
Gross profit per unit	$1,661	$1,673	$(12)	(1)%
Gross profit as a % of revenue	5.3%	6.3%	(100)	bps

Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$736.4	$747.4	$(11.0)	(1)%
Gross profit	$38.5	$48.2	$(9.7)	(20)%
Unit sales	23,043	26,164	(3,121)	(12)%
Revenue per unit	$31,955	$28,565	$3,390	12%
Gross profit per unit	$1,669	$1,844	$(175)	(9)%
Gross profit as a % of revenue	5.2%	6.4%	(120)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$2,210.9	$2,165.2	$45.7	2%
Gross profit	$115.9	$137.2	$(21.3)	(16)%
Unit sales	69,315	81,713	(12,398)	(15)%
Revenue per unit	$31,896	$26,498	$5,398	20%
Gross profit per unit	$1,672	$1,679	$(7)	—%
Gross profit as a % of revenue	5.2%	6.3%	(110)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Retail used vehicle revenue decreased approximately $11.0 million, or 1%, driven primarily by a 12% decrease in retail used vehicle unit sales volume, offset partially by a 12% increase in retail used vehicle average selling prices. Retail used vehicle gross profit decreased approximately $9.7 million, or 20%, driven primarily by a $175 per unit decrease in retail used vehicle gross profit per unit, as well as the decrease in retail used vehicle unit sales volume during the third quarter of 2022.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Retail used vehicle revenue increased approximately $45.7 million, or 2%, driven primarily by a 20% increase in retail used vehicle average selling price, offset partially by a 15% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $21.3 million, or 16%, driven primarily by a decrease in retail used vehicle unit sales volume during the nine months ended September 30, 2022.

Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$58.8	$63.9	$(5.1)	(8)%
Acquisitions, open points, dispositions and holding company	17.0	0.2	16.8	NM
Total as reported	$75.8	$64.1	$11.7	18%

Total wholesale vehicle gross profit (loss):
Same store	$(1.7)	$0.8	$(2.5)	(313)%
Acquisitions, open points, dispositions and holding company	(0.4)	(2.8)	2.4	86%
Total as reported	$(2.1)	$(2.0)	$(0.1)	(5)%

Total wholesale vehicle unit sales:
Same store	4,583	6,102	(1,519)	(25)%
Acquisitions, open points, dispositions and holding company	1,230	17	1,213	NM
Total as reported	5,813	6,119	(306)	(5)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$196.9	$182.7	$14.2	8%
Acquisitions, open points, dispositions and holding company	64.3	0.5	63.8	NM
Total as reported	$261.2	$183.2	$78.0	43%

Total wholesale vehicle gross profit (loss):
Same store	$(2.3)	$5.8	$(8.1)	(140)%
Acquisitions, open points, dispositions and holding company	(0.7)	(5.6)	4.9	88%
Total as reported	$(3.0)	$0.2	$(3.2)	NM

Total wholesale vehicle unit sales:
Same store	14,258	19,634	(5,376)	(27)%
Acquisitions, open points, dispositions and holding company	4,178	70	4,108	NM
Total as reported	18,436	19,704	(1,268)	(6)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$75.8	$64.1	$11.7	18%
Gross profit (loss)	$(2.1)	$(2.0)	$(0.1)	(5)%
Unit sales	5,813	6,119	(306)	(5)%
Revenue per unit	$13,028	$10,468	$2,560	24%
Gross profit (loss) per unit	$(356)	$(325)	$(31)	(10)%
Gross profit (loss) as a % of revenue	(2.7)%	(3.1)%	40	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$261.2	$183.2	$78.0	43%
Gross profit (loss)	$(3.0)	$0.2	$(3.2)	NM
Unit sales	18,436	19,704	(1,268)	(6)%
Revenue per unit	$14,170	$9,298	$4,872	52%
Gross profit (loss) per unit	$(163)	$9	$(172)	NM
Gross profit (loss) as a % of revenue	(1.2)%	0.1%	(130)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$58.8	$63.9	$(5.1)	(8)%
Gross profit (loss)	$(1.7)	$0.8	$(2.5)	(313)%
Unit sales	4,583	6,102	(1,519)	(25)%
Revenue per unit	$12,848	$10,467	$2,381	23%
Gross profit (loss) per unit	$(359)	$131	$(490)	(374)%
Gross profit (loss) as a % of revenue	(2.8)%	1.3%	(410)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$196.9	$182.7	$14.2	8%
Gross profit (loss)	$(2.3)	$5.8	$(8.1)	(140)%
Unit sales	14,258	19,634	(5,376)	(27)%
Revenue per unit	$13,812	$9,303	$4,509	48%
Gross profit (loss) per unit	$(164)	$291	$(455)	(156)%
Gross profit (loss) as a % of revenue	(1.2)%	3.1%	(430)	bps

We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 days as of September 30, 2022 and 27 days as of September 30, 2021. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Wholesale vehicle revenue decreased approximately $5.1 million, or 8%, driven by a 25% decrease in wholesale vehicle unit sales volume due to fewer trade-ins as a result of decreased retail new and used vehicle sales activity during the third quarter of 2022, offset partially by a 23% increase in wholesale vehicle revenue per unit. Wholesale vehicle gross profit decreased approximately $2.5 million, driven primarily by a $490 per unit, or 374%, decrease in wholesale vehicle gross profit per unit as a result of declining wholesale auction prices.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Wholesale vehicle revenue increased approximately $14.2 million or 8%, driven primarily by a 48% increase in wholesale vehicle revenue per unit during the first nine months of 2022. Wholesale vehicle gross profit decreased approximately $8.1 million, driven primarily by a $455 per unit, or 156%, decrease in wholesale vehicle gross profit per unit, in addition to a 27% decrease in wholesale vehicle unit sales volume due in part to fewer trade-ins as a result of decreased retail new and used vehicle sales activity during the first nine months of 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$373.6	$338.7	$34.9	10%
Acquisitions, open points, dispositions and holding company	31.1	1.2	29.9	NM
Total as reported	$404.7	$339.9	$64.8	19%

Total Fixed Operations gross profit:
Same store	$186.5	$170.2	$16.3	10%
Acquisitions, open points, dispositions and holding company	14.5	0.9	13.6	NM
Total as reported	$201.0	$171.1	$29.9	17%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$1,080.5	$990.5	$90.0	9%
Acquisitions, open points, dispositions and holding company	102.9	3.6	99.3	NM
Total as reported	$1,183.4	$994.1	$189.3	19%

Total Fixed Operations gross profit:
Same store	$537.5	$498.8	$38.7	8%
Acquisitions, open points, dispositions and holding company	48.2	3.1	45.1	NM
Total as reported	$585.7	$501.9	$83.8	17%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$186.6	$155.8	$30.8	20%
Warranty	60.0	52.6	7.4	14%
Wholesale parts	49.7	41.7	8.0	19%
Internal, sublet and other	108.4	89.8	18.6	21%
Total revenue	$404.7	$339.9	$64.8	19%

Gross profit
Customer pay	$105.5	$89.0	$16.5	19%
Warranty	34.0	30.6	3.4	11%
Wholesale parts	9.0	7.5	1.5	20%
Internal, sublet and other	52.5	44.0	8.5	19%
Total gross profit	$201.0	$171.1	$29.9	17%

Gross profit as a % of revenue
Customer pay	56.6%	57.1%	(50)	bps
Warranty	56.6%	58.2%	(160)	bps
Wholesale parts	18.2%	18.1%	10	bps
Internal, sublet and other	48.4%	48.8%	(40)	bps
Total gross profit as a % of revenue	49.7%	50.3%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$549.2	$440.7	$108.5	25%
Warranty	167.1	163.8	3.3	2%
Wholesale parts	149.3	115.9	33.4	29%
Internal, sublet and other	317.8	273.7	44.1	16%
Total revenue	$1,183.4	$994.1	$189.3	19%

Gross profit
Customer pay	$306.5	$252.2	$54.3	22%
Warranty	97.7	95.4	2.3	2%
Wholesale parts	26.8	20.5	6.3	31%
Internal, sublet and other	154.7	133.8	20.9	16%
Total gross profit	$585.7	$501.9	$83.8	17%

Gross profit as a % of revenue
Customer pay	55.8%	57.2%	(140)	bps
Warranty	58.5%	58.3%	20	bps
Wholesale parts	18.0%	17.7%	30	bps
Internal, sublet and other	48.7%	48.8%	(10)	bps
Total gross profit as a % of revenue	49.5%	50.5%	(100)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$177.1	$155.1	$22.0	14%
Warranty	55.8	52.5	3.3	6%
Wholesale parts	47.2	41.5	5.7	14%
Internal, sublet and other	93.5	89.6	3.9	4%
Total revenue	$373.6	$338.7	$34.9	10%

Gross profit
Customer pay	$99.3	$88.6	$10.7	12%
Warranty	32.7	30.6	2.1	7%
Wholesale parts	8.6	7.5	1.1	15%
Internal, sublet and other	45.9	43.5	2.4	6%
Total gross profit	$186.5	$170.2	$16.3	10%

Gross profit as a % of revenue
Customer pay	56.1%	57.1%	(100)	bps
Warranty	58.5%	58.3%	20	bps
Wholesale parts	18.3%	18.1%	20	bps
Internal, sublet and other	49.1%	48.5%	60	bps
Total gross profit as a % of revenue	49.9%	50.3%	(40)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$509.9	$438.9	$71.0	16%
Warranty	157.9	163.4	(5.5)	(3)%
Wholesale parts	139.8	115.5	24.3	21%
Internal, sublet and other	272.9	272.7	0.2	—%
Total revenue	$1,080.5	$990.5	$90.0	9%

Gross profit
Customer pay	$286.6	$251.2	$35.4	14%
Warranty	92.7	95.1	(2.4)	(3)%
Wholesale parts	25.3	20.4	4.9	24%
Internal, sublet and other	132.9	132.1	0.8	1%
Total gross profit	$537.5	$498.8	$38.7	8%

Gross profit as a % of revenue
Customer pay	56.2%	57.2%	(100)	bps
Warranty	58.7%	58.2%	50	bps
Wholesale parts	18.1%	17.7%	40	bps
Internal, sublet and other	48.7%	48.4%	30	bps
Total gross profit as a % of revenue	49.7%	50.4%	(70)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Fixed Operations revenue increased approximately $34.9 million, or 10%, and Fixed Operations gross profit increased approximately $16.3 million, or 10%. Customer pay gross profit increased approximately $10.7 million, or 12%, warranty gross profit increased approximately $2.1 million, or 7%, wholesale parts gross profit increased approximately $1.1 million, or 15%, and internal, sublet and other gross profit increased approximately $2.4 million, or 6%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels, and expect to continue to see elevated levels in the remainder of 2022, compared to the prior year period.
Same Store Franchised Dealerships Segment Fixed Operations – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Fixed Operations revenue increased approximately $90.0 million, or 9%, and Fixed Operations gross profit increased approximately $38.7 million, or 8%. Customer pay gross profit increased approximately $35.4 million, or 14%, warranty gross profit decreased approximately $2.4 million, or 3%, wholesale parts gross profit increased approximately $4.9 million, or 24%, and internal, sublet and other gross profit increased approximately $0.8 million, or 1%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels, and expect to continue to see elevated levels in the remainder of 2022, compared to the prior year period.
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$105.6	$111.2	$(5.6)	(5)%
Acquisitions, open points, dispositions and holding company	20.2	0.6	19.6	NM
Total as reported	$125.8	$111.8	$14.0	13%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,406	$2,300	$106	5%
Reported	$2,473	$2,303	$170	7%

Total combined retail new and used vehicle unit sales:
Same store	43,872	48,372	(4,500)	(9)%
Acquisitions, open points, dispositions and holding company	7,016	182	6,834	NM
Total as reported	50,888	48,554	2,334	5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$314.6	$332.2	$(17.6)	(5)%
Acquisitions, open points, dispositions and holding company	67.5	1.3	66.2	NM
Total as reported	$382.1	$333.5	$48.6	15%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,410	$2,106	$304	14%
Reported	$2,464	$2,105	$359	17%

Total combined retail new and used vehicle unit sales:
Same store	130,562	157,786	(27,224)	(17)%
Acquisitions, open points, dispositions and holding company	24,504	614	23,890	NM
Total as reported	155,066	158,400	(3,334)	(2)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$125.8	$111.8	$14.0	13%
Total combined retail new and used vehicle unit sales	50,888	48,554	2,334	5%
Gross profit per retail unit (excludes fleet)	$2,473	$2,303	$170	7%

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$382.1	$333.5	$48.6	15%
Total combined retail new and used vehicle unit sales	155,066	158,400	(3,334)	(2)%
Gross profit per retail unit (excludes fleet)	$2,464	$2,105	$359	17%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$105.6	$111.2	$(5.6)	(5)%
Total combined retail new and used vehicle unit sales	43,872	48,372	(4,500)	(9)%
Gross profit per retail unit (excludes fleet)	$2,406	$2,300	$106	5%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$314.6	$332.2	$(17.6)	(5)%
Total combined retail new and used vehicle unit sales	130,562	157,786	(27,224)	(17)%
Gross profit per retail unit (excludes fleet)	$2,410	$2,106	$304	14%
Same Store Franchised Dealerships Segment F&I – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
F&I revenue decreased approximately $5.6 million, or 5%, due primarily to a 9% decrease in total combined retail new and used vehicle unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $106 per unit, or 5%, to $2,406 per unit, due primarily to an increase in gross profit per finance contract as well as an increase in service contract and other aftermarket contract penetration rates.
Finance contract revenue for new and used vehicles decreased 7%, due primarily to a 16% decrease in finance contract volume as well as a 600-basis point decrease in the finance contract penetration rate, offset partially by a 11% increase in gross profit per finance contract. Service contract revenue for new and used vehicles decreased 5%, due primarily to a 7% decrease in service contract volume, offset partially by a 2% increase in gross profit per service contract as well as a 120-basis point increase in the service contract penetration rate. Other aftermarket contract revenue for new and used vehicles increased 11%, due primarily to a 11% increase in gross profit per other aftermarket contract as well as a 1,680-basis point increase in the other aftermarket contract penetration rate.
Same Store Franchised Dealerships Segment F&I – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
F&I revenue decreased approximately $17.6 million, or 5%, due primarily to a 17% decrease in total combined retail new and used vehicle unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $304 per unit, or 14%, to $2,410 per unit, due primarily to an increase in gross profit per contract (finance, service, and other aftermarket) as well as an increase in the service contract and other aftermarket contract penetration rates.
Finance contract revenue for new and used vehicles decreased 7%, due primarily to a 22% decrease in finance contract volume as well as a 390-basis point decrease in the finance contract penetration rate, offset partially by a 18% increase in gross profit per finance contract. Service contract revenue for new and used vehicles decreased 5%, due primarily to a 8% decrease in service contract volume, offset partially by a 4% increase in gross profit per service contract as well as a 430-basis point increase in the service contract penetration rate. Other aftermarket contract revenue for new and used vehicles increased 6%, due primarily to an 11% increase in gross profit per other aftermarket contract as well as a 2,230-basis point increase in the other aftermarket contract penetration rate, offset partially by an 5% decrease in other aftermarket contract volume.

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
In the used vehicle market, raw material cost increases generally do not directly determine used vehicle pricing at retail, instead, used vehicle retail prices typically result, indirectly, from new vehicle prices. Since the onset of the COVID-19 pandemic, the used vehicle market has experienced new vehicle costs and average transaction prices higher than their historical average and trends, resulting in an average used vehicle transaction price in the third quarter of 2022 11% higher than the third quarter of 2021and 43% higher than the third quarter of 2019 based on Sonic’s franchised store data. Most used vehicle retailers cannot easily expand used vehicle gross profit-per-unit (“GPU”) in light of the fragmented and highly competitive market in which they operate, including wholesale auctions, franchised dealerships, independent dealerships and private party/peer-to-peer sellers. As a result, most operators in the used vehicle retail industry depend upon managing inventory turnover to maintain desired GPU and profit margins.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For much of 2021, elevated demand in the wholesale auction markets from dealers and rental car companies resulted in the retail price of used vehicles falling below the wholesale price obtainable at auction. This put pressure on GPUs for auction-sourced inventory and related overall profit levels for affected used car retailers.
During the third quarter of 2022, the effects of certain participants (such as many rental car agencies) exiting the used auctions which lowered acquisition costs.
Throughout 2022, and particularly during the third quarter of 2022, both wholesale and retail used vehicle prices have been declining, while remaining above historical levels. Further, the gap between retail and auction prices has returned to a spread more consistent with its historical averages, allowing used vehicle retailers to improve GPU on auction-sourced inventory as compared to 2021. We expect this trend to continue through the end of 2022 and into 2023, benefiting used GPUs including EchoPark.
Used Vehicles and F&I – EchoPark Segment
Based on the way we manage the EchoPark Segment, our operating strategy focuses on maximizing total used vehicle-related gross profit (based on a combination of retail used vehicle unit sales volume, front-end retail used vehicle gross profit (loss) per unit and F&I gross profit per retail unit) rather than realizing traditional levels of front-end retail used vehicle gross profit (loss) per unit. As such, we believe the best per unit measure of gross profit performance at our EchoPark stores is a combined total gross profit per retail unit, which includes both front-end retail used vehicle gross profit (loss) per unit and F&I gross profit per retail unit sold. See the discussion under the heading “Results of Operations – Franchised Dealerships Segment” for additional discussion of the macro drivers of used vehicle revenues and F&I revenues.
As all Fixed Operations at our EchoPark stores support our used vehicle operations and EchoPark stores do not currently perform customer pay repairs or maintenance work and are not permitted to perform manufacturer-paid warranty repairs, amounts previously classified as Fixed Operations revenues and cost of sales for the EchoPark Segment have been reclassified to used vehicle cost of sales.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$367.8	$569.7	$(201.9)	(35)%
New markets	147.8	4.8	143.0	NM
Total as reported	$515.6	$574.5	$(58.9)	(10)%

Total retail used vehicle gross profit (loss):
Same market	$0.1	$(29.7)	$29.8	100%
New markets	5.9	(0.2)	6.1	NM
Total as reported	$6.0	$(29.9)	$35.9	120%

Total retail used vehicle unit sales:
Same market	11,809	21,078	(9,269)	(44)%
New markets	3,613	177	3,436	NM
Total as reported	15,422	21,255	(5,833)	(27)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$1,176.8	$1,529.7	$(352.9)	(23)%
New markets	433.4	5.9	427.5	NM
Total as reported	$1,610.2	$1,535.6	$74.6	5%

Total retail used vehicle gross profit (loss):
Same market	$(11.3)	$(51.2)	$39.9	78%
New markets	22.0	(0.2)	22.2	NM
Total as reported	$10.7	$(51.4)	$62.1	121%

Total retail used vehicle unit sales:
Same market	36,960	61,970	(25,010)	(40)%
New markets	10,065	216	9,849	NM
Total as reported	47,025	62,186	(15,161)	(24)%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$27.9	$52.0	$(24.1)	(46)%
New markets	11.9	0.3	11.6	NM
Total as reported	$39.8	$52.3	$(12.5)	(24)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$90.2	$152.0	$(61.8)	(41)%
New markets	33.0	0.6	32.4	NM
Total as reported	$123.2	$152.6	$(29.4)	(19)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$515.6	$574.5	$(58.9)	(10)%
Retail used vehicle gross profit (loss)	$6.0	$(29.9)	$35.9	120%
Retail used vehicle unit sales	15,422	21,255	(5,833)	(27)%
Retail used vehicle revenue per unit	$33,433	$27,029	$6,404	24%
F&I revenue	$39.8	$52.3	$(12.5)	(24)%
Combined retail used vehicle gross profit and F&I revenue	$45.8	$22.4	$23.4	104%
Combined retail used vehicle and F&I gross profit per unit	$2,880	$1,023	$1,857	182%

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$1,610.2	$1,535.6	$74.6	5%
Retail used vehicle gross profit (loss)	$10.7	$(51.4)	$62.1	121%
Retail used vehicle unit sales	47,025	62,186	(15,161)	(24)%
Retail used vehicle revenue per unit	$34,241	$24,694	$9,547	39%
F&I revenue	$123.2	$152.6	$(29.4)	(19)%
Combined retail used vehicle gross profit and F&I revenue	$133.9	$101.2	$32.7	32%
Combined retail used vehicle and F&I gross profit per unit	$2,808	$1,618	$1,190	74%

Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$367.8	$569.7	$(201.9)	(35)%
Retail used vehicle gross profit (loss)	$0.1	$(29.7)	$29.8	100%
Retail used vehicle unit sales	11,809	21,078	(9,269)	(44)%
Retail used vehicle revenue per unit	$31,146	$27,028	$4,118	15%
F&I revenue	$27.9	$52.0	$(24.1)	(46)%
Combined retail used vehicle gross profit and F&I revenue	$28.0	$22.3	$5.7	26%
Combined retail used vehicle and F&I gross profit per unit	$2,361	$1,028	$1,333	130%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$1,176.8	$1,529.7	$(352.9)	(23)%
Retail used vehicle gross profit (loss)	$(11.3)	$(51.2)	$39.9	78%
Retail used vehicle unit sales	36,960	61,970	(25,010)	(40)%
Retail used vehicle revenue per unit	$31,840	$24,685	$7,155	29%
F&I revenue	$90.2	$152.0	$(61.8)	(41)%
Combined retail used vehicle gross profit and F&I revenue	$78.9	$100.8	$(21.9)	(22)%
Combined retail used vehicle and F&I gross profit per unit	$2,125	$1,615	$510	32%

Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Retail used vehicle revenue decreased approximately $201.9 million, or 35%, due primarily to a 44% decrease in retail used vehicle unit sales volume, offset partially by a 15% increase in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $5.7 million, or 26%, due primarily to a $1,333, or 130%, increase in combined retail used vehicle and F&I gross profit per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to a favorable comparison to the prior year period due to the high costs of inventory at wholesale auction during the third quarter of 2021 and strategic actions taken to diversify our inventory sourcing mix and reduce used vehicle inventory acquisition costs beginning in the second quarter of 2022.
Same Market EchoPark Segment Retail Used Vehicles and F&I – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Retail used vehicle revenue decreased approximately $352.9 million, or 23%, due primarily to a 40% decrease in retail used vehicle unit sales volume, offset partially by a 29% increase in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue decreased approximately $21.9 million, or 22%, due primarily to a $61.8 million decrease in F&I revenue, offset partially by a $39.9 million decrease in retail used vehicle gross loss. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to used vehicle pricing reaching an all-time high during the first half of 2022, and remaining at elevated levels during the third quarter of 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Franchised Dealerships Segment” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$29.6	$33.0	$(3.4)	(10)%
New markets	9.3	—	9.3	100%
Total as reported	$38.9	$33.0	$5.9	18%

Total wholesale vehicle gross profit (loss):
Same market	$0.1	$3.3	$(3.2)	(97)%
New markets	(0.1)	(0.1)	—	—%
Total as reported	$—	$3.2	$(3.2)	(100)%

Total wholesale vehicle unit sales:
Same market	1,925	3,492	(1,567)	(45)%
New markets	525	—	525	100%
Total as reported	2,450	3,492	(1,042)	(30)%

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$121.1	$73.5	$47.6	65%
New markets	22.5	—	22.5	100%
Total as reported	$143.6	$73.5	$70.1	95%

Total wholesale vehicle gross profit (loss):
Same market	$3.6	$6.5	$(2.9)	(45)%
New markets	—	(0.1)	0.1	100%
Total as reported	$3.6	$6.4	$(2.8)	(44)%

Total wholesale vehicle unit sales:
Same market	7,452	9,231	(1,779)	(19)%
New markets	1,341	—	1,341	100%
Total as reported	8,793	9,231	(438)	(5)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$38.9	$33.0	$5.9	18%
Gross profit (loss)	$—	$3.2	$(3.2)	(100)%
Unit sales	2,450	3,492	(1,042)	(30)%
Revenue per unit	$15,882	$9,460	$6,422	68%
Gross profit (loss) per unit	$(44)	$928	$(972)	NM
Gross profit (loss) as a % of revenue	—%	9.8%	(980)	bps
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$143.6	$73.5	$70.1	95%
Gross profit (loss)	$3.6	$6.4	$(2.8)	(44)%
Unit sales	8,793	9,231	(438)	(5)%
Revenue per unit	$16,329	$7,961	$8,368	105%
Gross profit (loss) per unit	$394	$698	$(304)	(44)%
Gross profit (loss) as a % of revenue	2.5%	8.8%	(630)	bps

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$29.6	$33.0	$(3.4)	(10)%
Gross profit (loss)	$0.1	$3.3	$(3.2)	(97)%
Unit sales	1,925	3,492	(1,567)	(45)%
Revenue per unit	$15,396	$9,460	$5,936	63%
Gross profit (loss) per unit	$76	$928	$(852)	(92)%
Gross profit (loss) as a % of revenue	0.5%	9.8%	(930)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$121.1	$73.5	$47.6	65%
Gross profit (loss)	$3.6	$6.5	$(2.9)	(45)%
Unit sales	7,452	9,231	(1,779)	(19)%
Revenue per unit	$16,236	$7,961	$8,275	104%
Gross profit (loss) per unit	$487	$698	$(211)	(30)%
Gross profit (loss) as a % of revenue	3.0%	8.8%	(580)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Same market wholesale vehicle revenue decreased approximately $3.4 million, or 10%, due primarily to a 45% decrease in wholesale vehicle unit sales volume resulting from the stabilization of excess demand in the wholesale vehicle auction market which drove record high wholesale vehicle pricing through the third quarter of 2022. Historically, given EchoPark’s retail inventory mix focused on 1-4-year old vehicles, the majority of vehicles acquired from guests on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. As we add older model year vehicles to EchoPark’s inventory going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Same market wholesale vehicle revenue increased approximately $47.6 million, or 65%, due primarily to a 104% increase in revenue per wholesale unit, offset partially by a 19% decrease in wholesale vehicle unit sales volume resulting from the stabilization of excess demand in the wholesale vehicle auction market which drove record high wholesale vehicle pricing through the first three quarters of 2022. Historically, given EchoPark’s retail inventory mix focused on 1-4-year old vehicles, the majority of vehicles acquired from guests on trade-ins cannot be sold as retail at our EchoPark stores and are subsequently sold at auction or transferred to one of our franchised dealerships to be sold as a retail used vehicle. As we add older model year vehicles to EchoPark’s inventory going forward, the levels of wholesale vehicle revenue and gross profit may vary.

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

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,359.6	$1,124.5	$235.1	21%
Fleet new vehicles	32.0	18.9	13.1	NM
Total new vehicles	$1,391.6	$1,143.4	$248.2	22%
Used vehicles	842.4	750.3	92.1	12%
Wholesale vehicles	75.8	64.1	11.7	18%
Parts, service and collision repair	404.7	339.9	64.8	19%
Finance, insurance and other, net	125.8	111.8	14.0	13%
Franchised Dealerships Segment revenues	$2,840.3	$2,409.5	$430.8	18%

EchoPark Segment revenues:
Retail new vehicles	$13.5	$3.5	$10.0	286%
Used vehicles	515.6	574.5	(58.9)	(10)%
Wholesale vehicles	38.9	33.0	5.9	18%
Finance, insurance and other, net	39.8	52.3	(12.5)	(24)%
EchoPark Segment revenues	$607.8	$663.3	$(55.5)	(8)%

Total consolidated revenues	$3,448.1	$3,072.8	$375.3	12%

Income (Loss) (1):
Franchised Dealerships Segment	$146.3	$145.1	$1.2	1%
EchoPark Segment	(29.9)	(32.9)	3.0	9%
Income from continuing operations before taxes	$116.4	$112.2	$4.2	4%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	50,888	48,554	2,334	5%
EchoPark Segment	15,957	21,310	(5,353)	(25)%
Total retail new and used vehicle unit sales volume	66,845	69,864	(3,019)	(4)%

NM = Not Meaningful

(1)Segment income (loss) for each segment is defined as income (loss) from continuing operations before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions, except unit data)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$4,047.1	$3,710.8	$336.3	9%
Fleet new vehicles	70.0	50.9	19.1	38%
Total new vehicles	$4,117.1	$3,761.7	$355.4	9%
Used vehicles	2,568.1	2,173.3	394.8	18%
Wholesale vehicles	261.2	183.2	78.0	43%
Parts, service and collision repair	1,183.4	994.1	189.3	19%
Finance, insurance and other, net	382.1	333.5	48.6	15%
Franchised Dealerships Segment revenues	$8,511.9	$7,445.8	$1,066.1	14%

EchoPark Segment revenues:
Retail new vehicles	$21.6	$4.4	$17.2	391%
Used vehicles	1,610.2	1,535.6	74.6	5%
Wholesale vehicles	143.6	73.5	70.1	95%
Finance, insurance and other, net	123.2	152.6	(29.4)	(19)%
EchoPark Segment revenues	$1,898.6	$1,766.1	$132.5	8%

Total consolidated revenues	$10,410.5	$9,211.9	$1,198.6	13%

Income (Loss) (1):
Franchised Dealerships Segment	$472.2	$381.1	$91.1	24%
EchoPark Segment	(99.7)	(45.3)	(54.4)	(120)%
Income from continuing operations before taxes	$372.5	$335.8	$36.7	11%

Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	155,066	158,400	(3,334)	(2)%
EchoPark Segment	47,730	62,255	(14,525)	(23)%
Total retail new and used vehicle unit sales volume	202,796	220,655	(17,859)	(8)%
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$255.2	$206.2	$(49.0)	(24)%
Advertising	21.1	16.7	(4.4)	(26)%
Rent	11.9	13.8	1.9	14%
Other	110.8	84.7	(26.1)	(31)%
Total SG&A expenses	$399.0	$321.4	$(77.6)	(24)%

SG&A expenses as a % of gross profit:
Compensation	43.9%	43.7%	(20)	bps
Advertising	3.6%	3.5%	(10)	bps
Rent	2.1%	2.9%	80	bps
Other	19.1%	18.0%	(110)	bps
Total SG&A expenses as a % of gross profit	68.7%	68.1%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$774.1	$608.5	$(165.6)	(27)%
Advertising	72.8	44.2	(28.6)	(65)%
Rent	38.3	41.2	2.9	7%
Other	303.6	237.4	(66.2)	(28)%
Total SG&A expenses	$1,188.8	$931.3	$(257.5)	(28)%

SG&A expenses as a % of gross profit:
Compensation	44.5%	44.0%	(50)	bps
Advertising	4.2%	3.2%	(100)	bps
Rent	2.2%	3.0%	80	bps
Other	17.4%	17.1%	(30)	bps
Total SG&A expenses as a % of gross profit	68.3%	67.3%	(100)	bps
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the RFJ Acquisition and higher overall gross profit levels. Compensation expense increased in both dollar amount and as a percentage of gross profit, primarily due to the RFJ Acquisition and higher overall gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, primarily as a result of the RFJ Acquisition. Rent expense was flat in dollar amount and decreased as a percentage of gross profit, primarily due to higher overall gross profit levels. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the effect of our EchoPark growth plan and the RFJ Acquisition.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily as a result of the RFJ Acquisition and higher overall gross profit levels. Compensation expense increased in both dollar amount and as a percentage of gross profit, primarily due to the RFJ Acquisition and higher overall gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, due primarily to our EchoPark growth strategy and the effect of the RFJ Acquisition. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the buyout of certain previously leased properties and higher levels of overall gross profit. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the effect of our EchoPark growth plan and the RFJ Acquisition.
Impairment Charges – Consolidated
We did not record any impairment charges for the three and nine months ended September 30, 2022 or 2021.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $7.6 million, or 30%, and $20.3 million, or 28%, during the three and nine months ended September 30, 2022, respectively, due primarily to the RFJ Acquisition and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.
Interest Expense, Floor Plan – Consolidated
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Interest expense, floor plan for new vehicles increased approximately $2.6 million, or 259%. The average new vehicle floor plan interest rate was 1.28% in the three months ended September 30, 2022, up from 0.41% in the three months ended September 30, 2021, resulting in an increase in new vehicle floor plan interest expense of approximately $2.4 million. The effective new vehicle floor plan interest rate is reduced by the interest income earned on the floor plan deposit balance. The average new vehicle floor plan notes payable balance increased approximately $153.2 million, which increased new vehicle floor plan interest expense by approximately $0.2 million.
Interest expense, floor plan for used vehicles increased approximately $3.7 million, or 157%. The average used vehicle floor plan interest rate was 4.51% in the three months ended September 30, 2022, up from 1.64% in the three months ended September 30, 2021, resulting in an increase in used vehicle floor plan interest expense of approximately $3.8 million. The average used vehicle floor plan notes payable balance decreased approximately $39.7 million, which decreased used vehicle floor plan interest expense by approximately $0.1 million.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Interest expense, floor plan for new vehicles increased approximately $0.3 million, or 4%. The average new vehicle floor plan interest rate was 0.81%, in the nine months ended September 30, 2022, down from 0.83% in the nine months ended September 30, 2021, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.2 million. The effective new vehicle floor plan interest rate is reduced by the interest income earned on the floor plan deposit balance. The average new vehicle floor plan notes payable balance increased approximately $67.9 million, which increased new vehicle floor plan interest expense by approximately $0.4 million.
Interest expense, floor plan for used vehicles increased approximately $7.6 million, or 125%. The average used vehicle floor plan interest rate was 3.15% in the nine months ended September 30, 2022, up from 1.70% in the nine months ended September 30, 2021, resulting in an increase in used vehicle floor plan interest expense of approximately $6.3 million. The average used vehicle floor plan notes payable balance increased approximately $102.8 million, which increased used vehicle floor plan interest expense by approximately $1.3 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Stated/coupon interest	$18.0	$7.3	$(10.7)	(147)%
Deferred loan cost amortization	1.5	0.7	(0.8)	(114)%
Interest rate hedge expense (benefit)	—	0.3	0.3	100%
Capitalized interest	(0.2)	(0.4)	(0.2)	(50)%
Interest on finance lease liabilities	3.7	1.7	(2.0)	(118)%
Other interest	(0.1)	0.2	0.3	150%
Total interest expense, other, net	$22.9	$9.8	$(13.1)	(134)%

	Nine Months Ended September 30,		Better / (Worse)
	2022	2021	Change	% Change
	(In millions)
Stated/coupon interest	$52.0	$22.5	$(29.5)	(131)%
Deferred loan cost amortization	3.8	2.3	(1.5)	(65)%
Interest rate hedge expense (benefit)	0.7	1.2	0.5	42%
Capitalized interest	(1.0)	(1.3)	(0.3)	(23)%
Interest on finance lease liabilities	9.3	5.0	(4.3)	(86)%
Other interest	0.3	0.5	0.2	40%
Total interest expense, other, net	$65.1	$30.2	$(34.9)	(116)%

Interest expense, other, net increased approximately $13.1 million, or 134%, during the three months ended September 30, 2022, and increased approximately $34.9 million, or 116%, during the nine months ended September 30, 2022. These increases were primarily due to the issuance of the 4.625% Notes and the 4.875% Notes in October 2021, increases on variable rate mortgage debt, and higher interest on finance lease liabilities as a result of a rising interest rate environment.
Income Taxes
The overall effective tax rate from continuing operations was 25.0% for both the three and nine months ended September 30, 2022, and 24.6% and 24.9% for the three and nine months ended September 30, 2021, respectively. Sonic’s effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2022 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2022, we had approximately $290.9 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$139.0	$299.4
Availability under the 2021 Revolving Credit Facility	281.0	281.4
Availability under the 2019 Mortgage Facility	30.4	22.2
Floor plan deposit balance	32.0	99.8
Total available liquidity resources	$482.4	$702.8
We participate in a program with two of our lender partners wherein we maintain a floor plan deposit balance (as shown in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net new vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $32.0 million and $99.8 million as of September 30, 2022 and December 31, 2021, respectively, are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR or prime plus an additional spread, as applicable. On October 7, 2022, we entered into Amendment No. 2 to the 2021 Credit Facilities to, among other things: (1) replace the Credit Agreement’s LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one month Term SOFR (as defined in the Credit Agreement). The weighted-average interest rate for our new and used vehicle floor plan facilities was 2.32% and 0.87% for the three months ended September 30, 2022 and 2021, respectively, and 1.60% and 1.10% for the nine months ended September 30, 2022 and 2021, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $12.6 million and $10.3 million in manufacturer assistance in the three months ended September 30, 2022 and 2021, respectively, and approximately $38.1 million and $35.3 million in manufacturer assistance in the nine months ended September 30, 2022 and 2021, respectively. We recognized in cost of sales approximately $13.9 million and $9.8 million in manufacturer assistance in the three months ended September 30, 2022 and 2021, respectively, and approximately $39.4 million and $32.1 million in manufacturer assistance in the nine months ended September 30, 2022 and 2021, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the nine months ended September 30, 2022 were approximately $197.6 million, including approximately $95.8 million related to our Franchised Dealerships Segment and approximately $101.8 million related to our EchoPark Segment. Of the total capital expenditures, approximately $84.0 million was related to facility construction projects, approximately $80.3 million was related to acquisitions of real estate (land and buildings) and approximately $33.3 million was for other fixed assets utilized in our store operations.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the $197.6 million in gross capital expenditures in the nine months ended September 30, 2022 was funded through existing cash balances totaled approximately $21.2 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended September 30, 2022, we repurchased approximately 3.1 million shares of our Class A Common Stock for approximately $152.1 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of September 30, 2022, our total remaining share repurchase authorization was approximately $481.0 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists, and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2022, we had approximately $290.9 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended September 30, 2022, our Board of Directors approved a cash dividend of $0.25 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2022, which was paid on October 14, 2022. Subsequent to September 30, 2022, our Board of Directors approved a cash dividend of $0.28 per share on all outstanding shares of Class A and Class B Common Stock as of December 15, 2022 to be paid on January 13, 2023. Under the 2021 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2022, we had approximately $290.9 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the nine months ended September 30, 2022 was approximately $645.4 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventories, a decrease in receivables, and an increase in notes payable – floor plan – trade, offset partially by a decrease in trade accounts payable and other liabilities. Net cash provided by operating activities in the nine months ended September 30, 2021 was approximately $266.4 million. This provision of cash was comprised primarily of net income less non-cash items and a decrease in notes payable – floor plan – trade, offset partially by a decrease in receivables and an increase in trade accounts payable and other liabilities.
Cash Flows from Investing Activities – Net cash used in investing activities in the nine months ended September 30, 2022 was approximately $276.1 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired. Net cash used in investing activities in the nine months ended September 30, 2021 was approximately $237.5 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired.

Cash Flows from Financing Activities – Net cash used in financing activities in the nine months ended September 30, 2022 was approximately $529.7 million. This use of cash was comprised primarily of net repayments on notes payable – floor plan – non-trade, purchases of treasury stock and payments on long-term debt. Net cash provided by financing activities in the nine months ended September 30, 2021 was approximately $20.9 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash used in combined trade and non-trade floor plan financing was approximately $213.5 million in the nine months ended September 30, 2022. Net cash used in combined trade and non-trade floor plan financing was approximately $428.5 million in the nine months ended September 30, 2021. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $426.6 million in the nine months ended September 30, 2022 and net cash provided by operating activities of approximately $394.5 million in the nine months ended September 30, 2021.
One metric that management uses to measure operating performance is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments and on a consolidated basis. This non-GAAP financial measure is provided and reconciled to net income (the nearest comparable GAAP financial measure) in the tables below:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In millions)
Net income				$87.3				$84.5
Provision for income taxes				29.1				27.5
Income (loss) before taxes	$146.3	$(29.9)	$—	$116.4	$145.1	$(32.9)	$(0.2)	$112.0
Non-floor plan interest (1)	19.9	1.5	—	21.4	8.8	0.3	—	9.1
Depreciation & amortization (2)	27.3	7.0	—	34.3	21.9	4.0	—	25.9
Stock-based compensation expense	3.8	—	—	3.8	3.7	—	—	3.7
Long-term compensation charges	—	—	—	—	—	0.5	—	0.5
Loss (gain) on franchise and real estate disposals	0.5	—	—	0.5	(0.1)	(0.4)	—	(0.5)
Adjusted EBITDA (3)	$197.8	$(21.4)	$—	$176.4	$179.4	$(28.5)	$(0.2)	$150.7
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In millions)
Net income				$279.4				$252.6
Provision for income taxes				93.1				83.4
Income (loss) before taxes	$472.2	$(99.7)	$—	$372.5	$381.1	$(45.3)	$0.2	$336.0
Non-floor plan interest (1)	58.0	3.2	—	61.2	26.8	1.0	—	27.8
Depreciation & amortization (2)	79.6	18.1	—	97.7	64.6	11.4	—	76.0
Stock-based compensation expense	12.4	—	—	12.4	11.2	—	—	11.2
Long-term compensation charges	4.4	—	—	4.4	—	1.5	—	1.5
Loss (gain) on franchise and real estate disposals	(0.5)	—	—	(0.5)	(0.4)	(0.4)	—	(0.8)
Adjusted EBITDA (3)	$626.1	$(78.4)	$—	$547.7	$483.3	$(31.8)	$0.2	$451.7
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
Seasonality
Our operations are subject to seasonal variations. The first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Due to the abnormal effects of the COVID-19 pandemic on the automotive supply chain and inventory levels, in addition to the effects of a potential economic recession, this historical seasonality may not hold true for the years ending December 31, 2022 and 2023. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.
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
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of September 30, 2022, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $11.2 million. Future sublease payments expected to be received related to these lease payments were approximately $11.2 million at September 30, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. These indemnifications typically expire within a period of one to three years following the date of sale. We did not have any material exposure with respect to environmental remediation at September 30, 2022.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at both September 30, 2022 and December 31, 2021. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.3 billion at September 30, 2022. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $13.3 million in the nine months ended September 30, 2022. Of the total change in interest expense, approximately $11.7 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the nine months ended September 30, 2022 due to the leases containing LIBOR floors which were above the LIBOR rate during the nine months ended September 30, 2022.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, and due to the material weakness described below, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2022.
During the quarter ended September 30, 2022, we identified a material weakness in certain internal controls over financial reporting related to the revenue recognition process at a single dealership acquired in December 2021. We have determined that the material weakness existed as of September 30, 2022. The acquired entity did not have an adequate risk assessment process to ensure appropriate internal controls were in place for all of their revenue streams. Specifically, the internal controls at this single dealership were not designed to assess principal-agent considerations in accordance with ASC 606 Revenue from Contracts with Customers. The deficiency was identified in conjunction with our integration of this dealership’s processes and controls into our internal control framework during the year following acquisition. The material weakness resulted in an overstatement of both new vehicle fleet revenues and fleet cost of sales for the same amount for the three months ended September 30, 2022.
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

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended September 30, 2022.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
July 2022	—	$—	—	$632.5
August 2022	2.1	$48.76	2.1	$528.1
September 2022	1.0	$47.09	1.0	$481.0
Total	3.1		3.1

(1)On July 31, 2020, April 29, 2021, and July 31, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2020 authorization	$60.0
April 2021 authorization	250.0
July 2022 authorization	500.0
Total active program repurchases prior to September 30, 2022	(329.0)
Current remaining availability as of September 30, 2022	$481.0

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of restrictions on share repurchases and payment of dividends.

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

10.1
Amendment No. 2 to Fifth Amended, Restated and Consolidated Credit Agreement, dated as of October 7, 2022, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle swing line lender, used vehicle swing line lender and an l/c issuer (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed October 13, 2022 (File No. 001-13395)).

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