Form 10-Q
period 2023-03-31
SONIC AUTOMOTIVE INC
filed 2023-04-27
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2023, there were 23,390,262 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report, as well as:
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
•the rate and timing of overall economic expansion or contraction; and
•the impact of the COVID-19 pandemic, any variants of the virus and any other similar pandemic or public health situation.
These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances, except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission.

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,442.8	$1,351.3
Fleet new vehicles	18.8	18.2
Total new vehicles	1,461.6	1,369.5
Used vehicles	1,344.9	1,370.1
Wholesale vehicles	85.6	168.8
Total vehicles	2,892.1	2,908.4
Parts, service and collision repair	430.5	381.2
Finance, insurance and other, net	168.6	166.6
Total revenues	3,491.2	3,456.2
Cost of sales:
Retail new vehicles	(1,304.7)	(1,183.6)
Fleet new vehicles	(17.9)	(17.4)
Total new vehicles	(1,322.6)	(1,201.0)
Used vehicles	(1,314.9)	(1,322.2)
Wholesale vehicles	(82.6)	(167.4)
Total vehicles	(2,720.1)	(2,690.6)
Parts, service and collision repair	(217.6)	(194.3)
Total cost of sales	(2,937.7)	(2,884.9)
Gross profit	553.5	571.3
Selling, general and administrative expenses	(412.8)	(387.0)
Depreciation and amortization	(34.3)	(29.9)
Operating income	106.4	154.4
Other income (expense):
Interest expense, floor plan	(14.6)	(5.0)
Interest expense, other, net	(28.4)	(20.8)
Other income (expense), net	0.2	0.3
Total other income (expense)	(42.8)	(25.5)
Income before taxes	63.6	128.9
Provision for income taxes - benefit (expense)	(15.9)	(31.6)
Net income	$47.7	$97.3

Basic earnings per common share:
Earnings per common share	$1.33	$2.41
Weighted-average common shares outstanding	35.9	40.4
Diluted earnings per common share:
Earnings per common share	$1.29	$2.33
Weighted-average common shares outstanding	36.9	41.8

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net income	$47.7	$97.3
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	(0.1)	0.3
Total other comprehensive income (loss) before taxes	(0.1)	0.3
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	—	(0.1)
Other comprehensive income (loss)	(0.1)	0.2
Comprehensive income	$47.6	$97.5

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$160.2	$229.2
Receivables, net	374.8	462.4
Inventories	1,462.6	1,216.8
Other current assets	304.2	297.9
Total current assets	2,301.8	2,206.3
Property and Equipment, net	1,591.9	1,561.7
Goodwill	244.4	231.0
Other Intangible Assets, net	419.3	396.7
Operating Right-of-Use Lease Assets	236.8	260.7
Finance Right-of-Use Lease Assets	255.1	224.1
Other Assets	98.7	97.8
Total Assets	$5,148.0	$4,978.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$119.1	$114.9
Notes payable - floor plan - non-trade	1,301.5	1,112.7
Trade accounts payable	148.6	138.4
Operating short-term lease liabilities	33.5	36.4
Finance short-term lease liabilities	12.7	11.1
Other accrued liabilities	359.9	352.4
Current maturities of long-term debt	81.7	79.5
Total current liabilities	2,057.0	1,845.4
Long-Term Debt	1,650.8	1,672.2
Other Long-Term Liabilities	114.6	105.5
Operating Long-Term Lease Liabilities	210.5	231.4
Finance Long-Term Lease Liabilities	260.3	228.6
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 68,290,700 shares issued and 23,275,269 shares outstanding at March 31, 2023; 67,574,922 shares issued and 24,204,324 shares outstanding at December 31, 2022	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2023 and December 31, 2022	0.1	0.1
Paid-in capital	832.0	819.4
Retained earnings	1,138.1	1,100.3
Accumulated other comprehensive income (loss)	1.5	1.6
Treasury stock, at cost; 45,015,431 Class A Common Stock shares held at March 31, 2023 and 43,370,598 Class A Common Stock shares held at December 31, 2022	(1,117.6)	(1,026.9)
Total Stockholders’ Equity	854.8	895.2
Total Liabilities and Stockholders’ Equity	$5,148.0	$4,978.3

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4
Shares awarded under stock compensation plans	0.5	—	—	—	—	—	0.4	—	—	0.4
Purchases of treasury stock	—	—	(0.7)	(33.7)	—	—	—	—	—	(33.7)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.2	0.2
Stock compensation expense	—	—	—	—	—	—	4.5	—	—	4.5
Net income	—	—	—	—	—	—	—	97.3	—	97.3
Class A dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(7.1)	—	(7.1)
Class B dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(3.0)	—	(3.0)
Balance at March 31, 2022	67.0	$0.7	(38.5)	$(798.7)	12.0	$0.1	$795.1	$1,138.9	$(1.1)	$1,135.0

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	7.6	—	—	7.6
Purchases of treasury stock	—	—	(1.6)	(90.7)	—	—	—	—	—	(90.7)
Effect of cash flow hedge instruments, net of tax benefit	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Stock compensation expense	—	—	—	—	—	—	5.0	—	—	5.0
Net income	—	—	—	—	—	—	—	47.7	—	47.7
Class A dividends declared ($0.28 per share)	—	—	—	—	—	—	—	(6.5)	—	(6.5)
Class B dividends declared ($0.28 per share)	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Balance at March 31, 2023	68.3	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$832.0	$1,138.1	$1.5	$854.8

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47.7	$97.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	30.0	27.0
Debt issuance cost amortization	1.6	1.1
Stock-based compensation expense	5.0	4.5
Deferred income taxes	(3.3)	(3.2)
Other	0.7	(0.2)
Changes in assets and liabilities that relate to operations:
Receivables	87.5	53.4
Inventories	(234.6)	72.2
Other assets	4.2	(11.8)
Notes payable - floor plan – trade	4.2	(16.0)
Trade accounts payable and other liabilities	23.0	28.2
Total adjustments	(81.7)	155.2
Net cash (used in) provided by operating activities	(34.0)	252.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(75.1)	(28.4)
Purchases of land, property and equipment	(37.2)	(58.8)
Proceeds from sales of property and equipment	4.8	6.9
Net cash used in investing activities	(107.5)	(80.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on notes payable - floor plan - non-trade	188.8	(56.3)
Debt issuance costs	(1.3)	(0.2)
Principal payments of long-term debt	(19.5)	(15.8)
Principal payments of long-term lease liabilities	(2.2)	(0.9)
Purchases of treasury stock	(90.7)	(33.7)
Issuance of shares under stock compensation plans	7.6	0.4
Dividends paid	(10.2)	(4.9)
Net cash provided by (used in) financing activities	72.5	(111.4)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(69.0)	60.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	229.2	299.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$160.2	$360.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$26.5	$10.7
Income taxes	$(0.4)	$0.1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements – Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of recent accounting pronouncements.
Change in Accounting Principle – During the quarter ended March 31, 2023, Sonic voluntarily changed the date of its annual goodwill impairment test and other intangible assets impairment test from October 1 to April 30. This change is preferable under the circumstances as it provides Sonic with better alignment of the annual impairment test with the availability of final approved prospective financial information for use in projecting future cash flows in our impairment models. We intend to utilize the same valuation approach and do not expect the change in valuation date to produce different impairment results. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively, beginning with the April 30, 2023 impairment test date.
Principles of Consolidation – All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying unaudited condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain amounts and percentages may not compute due to rounding.
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
Management has evaluated our established business processes, revenue transaction streams and accounting policies, and identified our material revenue streams to be: (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of third-party vehicle financing and the sale of third-party service, warranty and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. Generally, performance obligations are satisfied when the associated vehicle is delivered to a customer and customer acceptance has occurred, over time as the maintenance and repair services are performed, or at the time of wholesale and retail parts sales. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s).
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
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 include approximately $20.5 million and $38.7 million, respectively, related to contract assets from F&I retro revenues

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
recognition, which are recorded in receivables, net. Changes in contract assets from December 31, 2022 to March 31, 2023 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants.

2. Business Acquisitions and Dispositions
During the three months ended March 31, 2023, we acquired one business (consisting of five locations) in our Powersports Segment for a aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The preliminary allocation of the approximately $75.1 million gross purchase price for the acquisition completed during the three months ended March 31, 2023 included inventory of approximately $11.6 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.4 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million. During the three months ended March 31, 2022, we acquired two businesses in our Franchised Dealerships Segment for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $28.4 million, including the impact of a $14.7 million post-close adjustment related to the acquisition of RFJ Auto Partners, Inc. and its subsidiaries completed in December 2021 (the "RFJ Acquisition"). Of this amount, approximately $13.7 million was related to the acquisition of the two franchised dealership stores. The allocation of the approximately $13.7 million aggregate gross purchase price for the acquisitions completed during the three months ended March 31, 2022 included inventory of approximately $4.9 million, property and equipment of approximately $0.1 million, franchise assets of approximately $6.4 million, goodwill of approximately $1.3 million, other assets of approximately $1.1 million and other liabilities of approximately $0.1 million.
We did not dispose of any businesses during the three months ended March 31, 2023 and 2022.
3. Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
	(In millions)
New vehicles	$560.5	$449.3
Used vehicles	648.2	534.0
Service loaners	152.2	143.8
Parts, accessories and other	101.7	89.7
Inventories	$1,462.6	$1,216.8

4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
	(In millions)
Land	$484.5	$478.2
Buildings and improvements	1,407.7	1,365.3
Furniture, fixtures and equipment	518.2	504.1
Construction in progress	53.7	57.0
Total, at cost	2,464.1	2,404.6
Less accumulated depreciation	(872.2)	(842.9)
Property and equipment, net	$1,591.9	$1,561.7
Capital expenditures were approximately $37.2 million and $58.8 million in the three months ended March 31, 2023 and 2022, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
franchised dealerships and EchoPark and powersports stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores.
There were no fixed asset impairment charges for the three months ended March 31, 2023 and 2022.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for March 31, 2023 and December 31, 2022 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2021 (1)	$251.2	$165.2	$—	$416.4
Additions through current year acquisitions	5.1	—	9.2	14.3
Reductions from impairment	—	(202.9)	—	(202.9)
Prior year acquisition allocations	(34.5)	37.7	—	3.2
Balance at December 31, 2022 (2)	$221.8	$—	$9.2	$231.0
Additions through current year acquisitions	—	—	11.9	11.9
Prior year acquisition allocations	—	—	1.5	1.5
Balance at March 31, 2023 (2)	$221.8	$—	$22.6	$244.4
(1) Net of accumulated impairment losses of $1.1 billion, related to the Franchised Dealerships Segment.
(2) Net of accumulated impairment losses of $1.1 billion and $202.9 million, related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.
The carrying amount of indefinite lived franchise assets was approximately $419.3 million and $396.7 million as of March 31, 2023 and December 31, 2022, respectively. We did not record any impairment charges as of March 31, 2023 or December 31, 2022.
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
	(In millions)
2021 Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
2019 Mortgage Facility (2)	323.0	327.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	183.0	186.6
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR or SOFR	104.1	116.0
Subtotal	$1,760.1	$1,779.6
Debt issuance costs	(27.6)	(27.9)
Total debt	1,732.5	1,751.7
Less current maturities	(81.7)	(79.5)
Long-term debt	$1,650.8	$1,672.2
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 135 basis points above one-month Term SOFR at March 31, 2023 and 110 basis points above one-month Term SOFR (as defined below) at December 31, 2022.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 160 basis points above one-month Term SOFR at both March 31, 2023 and 135 basis points above one-month Term SOFR (as defined below) at December 31, 2022.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to the lesser of $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the applicable revolving borrowing base, and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.9 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility that comprise the 2021 Floor Plan Facilities as the Company requests, with no more than 40% of the aggregate commitments allocated to the commitments under the used vehicle revolving floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes. On October 7, 2022, we entered into an amendment to the 2021 Credit Facilities (the “Second Credit Facility Amendment”) to, among other things: (i) replace the 2021 Credit Facilities’ London InterBank Offered Rate ("LIBOR")-based Eurodollar reference interest rate option with a reference interest rate option based upon one month Term SOFR (as defined in the 2021 Credit Facilities) (the conversion of the interest rate benchmark from LIBOR to one-month Term SOFR included a 10-basis point credit spread adjustment); (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the 2021 Revolving Credit Facility; (iii) amend the minimum amount for commitments under the 2021 Revolving Credit Facility and the proportion that such commitments under the 2021 Revolving Credit Facility may compose of the total commitments made by the lenders; and (iv) adjust aspects of the offset account used for voluntary reductions to loans under the 2021 Floor Plan Facilities.

As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). The 2021 Revolving Credit Facility may be increased at our option up to $400.0 million upon satisfaction of certain conditions. As of March 31, 2023, the 2021 Revolving Borrowing Base was approximately $306.1 million based on balances as of such date. As of March 31, 2023, we had no outstanding borrowings and approximately $12.1 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $294.0 million remaining borrowing availability under the 2021 Revolving Credit Facility.

Our obligations under the 2021 Credit Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying unaudited condensed consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR (subsequent to September 30, 2022, the Second Credit Facility Amendment replaced LIBOR with one-month term SOFR). We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities.

4.625% Notes
On October 27, 2021, we issued $650.0 million in aggregate principal amount of 4.625% Notes, which will mature on November 15, 2029. Sonic used the net proceeds from the issuance of the 4.625% Notes, along with the net proceeds of the 4.875% Notes, to fund the RFJ Acquisition and to repay existing debt.

The 4.625% Notes were issued under an Indenture, dated as of October 27, 2021 (the “2029 Indenture”), by and among the Company, certain subsidiary guarantors named therein (collectively, the “Guarantors”) and U.S. Bank National Association, as trustee (the “trustee”). The 4.625% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company’s domestic operating subsidiaries. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered minor. Under certain circumstances set forth in the 2029 Indenture, the guarantees of the certain subsidiaries of the Company comprising the EchoPark Business (as defined in the 2029 Indenture) may be released. The 2029 Indenture also provides substantial flexibility for the Company to enter into

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fundamental transactions involving the EchoPark Business. The 2029 Indenture provides that interest on the 4.625% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2029 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature. The 4.625% Notes are redeemable by the Company under certain circumstances. For further discussion of the 4.625% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.

4.875% Notes

On October 27, 2021, we issued $500.0 million in aggregate principal amount of 4.875% Notes, which will mature on November 15, 2031. Sonic used the net proceeds from the issuance of the 4.875% Notes, along with the net proceeds of the 4.625% Notes, to fund the RFJ Acquisition and to repay existing debt.

The 4.875% Notes were issued under an Indenture, dated as of October 27, 2021 (the “2031 Indenture”), by and among the Company, the Guarantors and the trustee. The 4.875% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company’s domestic operating subsidiaries. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered minor. Under certain circumstances set forth in the 2031 Indenture, the guarantees of the certain subsidiaries of the Company comprising the EchoPark Business (as defined in the 2031 Indenture) may be released. The 2031 Indenture also provides substantial flexibility for the Company to enter into fundamental transactions involving the Echo-Park Business. The 2031 Indenture provides that interest on the 4.875% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2031 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature. The 4.875% Notes are redeemable by the Company under certain circumstances. For further discussion of the 4.875% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $500.0 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. The amount available for borrowing under the 2019 Mortgage Facility is subject to compliance with a borrowing base. The borrowing base is calculated based on 75% of the appraised value of certain eligible real estate designated by Sonic and owned by certain of our subsidiaries. Based on balances as of March 31, 2023, we had approximately $327.0 million of outstanding borrowings under the 2019 Mortgage Facility, resulting in total remaining borrowing availability of approximately $166.4 million under the 2019 Mortgage Facility and additional lender commitments of approximately $6.6 million subject to the appraisal and pledging of additional collateral.
Amounts outstanding under the 2019 Mortgage Facility bear interest at: (1) a specified rate above one-month Term SOFR, ranging from 1.25% to 2.25% per annum according to a performance-based pricing grid determined by the Company’s

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Total Lease Adjusted Leverage Ratio as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”); or (2) a specified rate above the Base Rate (as defined in the 2019 Mortgage Facility), ranging from 0.25% to 1.25% per annum according to the Performance Grid. Interest on the 2019 Mortgage Facility is paid monthly in arrears calculated using the Base Rate plus the Applicable Rate (as defined in the 2019 Mortgage Facility) according to the Performance Grid. Scheduled repayment of outstanding principal is paid quarterly commencing on March 31, 2023 through December 31, 2024 at a rate of 1.25% of the aggregate initial principal amount, and increases to 1.875% in March 2025 until the maturity date at November 17, 2027. A balloon payment of the remaining balance will be due at the November 17, 2027 maturity date. Prior to the November 17, 2027 maturity date, the Company reserves the right to prepay the principal amount outstanding at any time without premium or penalty provided the prepayment amount exceeds $0.5 million. Additional dividends are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities.
For further discussion of the 2019 Mortgage Facility, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.
Mortgage Notes to Finance Companies
As of March 31, 2023, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 5.24% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $287.1 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2023 to 2033.
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
We were in compliance with the financial covenants under the 2021 Credit Facilities and the 2019 Mortgage Facility as of March 31, 2023. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
March 31, 2023 actual	1.28	1.70	2.58
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2023, we had approximately $260.8 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2023.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2023, the ratio was 12.88 to 1.00.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments and Contingencies
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. These indemnifications typically expire within a period of one to three years following the date of sale. We did not have any material exposure with respect to these indemnifications at March 31, 2023 or December 31, 2022.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both March 31, 2023 and December 31, 2022 was approximately $4.3 million.
Legal Matters
Sonic is involved, and expects to continue to be involved, in various legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic is unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, Sonic does not believe it is reasonably possible that its current and threatened legal proceedings will have a material adverse effect on the Sonic's business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on Sonic's financial results.
There were no significant liabilities recorded related to legal matters as of March 31, 2023 and December 31, 2022.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2023	December 31, 2022
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$39.7	$38.2
Interest rate caps designated as hedges (2)	2.0	—
Total assets	$41.7	$38.2

Liabilities:
Deferred compensation plan (3)	$22.7	$21.1
Total liabilities	$22.7	$21.1
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of March 31, 2023, approximately $1.0 million and $1.0 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets.
(3)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There were no instances during the three months ended March 31, 2023 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. These assets will be evaluated as of the annual valuation assessment date of April 30, 2023 or as events or changes in circumstances require.
As of March 31, 2023 and December 31, 2022, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of March 31, 2023 and December 31, 2022, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$408.8	$500.0	$390.3	$500.0
4.625% Notes (1)	$547.6	$650.0	$519.5	$650.0
Mortgage Notes (2)	$173.3	$183.0	$174.0	$186.6
(1)As determined by market quotations from similar securities as of March 31, 2023 and December 31, 2022, respectively (Level 2).
(2)As determined by the discounted cash flow method (Level 2)
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.
9. Segment Information
As of March 31, 2023, Sonic had three operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”); and (3) retail locations that sell new and used powersports vehicles, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Powersports Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,421.0	$1,345.7
Fleet new vehicles	18.8	18.2
Total new vehicles	$1,439.8	$1,363.9
Used vehicles	767.6	853.6
Wholesale vehicles	58.4	106.4
Parts, service and collision repair	423.8	380.5
Finance, insurance and other, net	117.1	126.5
Franchised Dealerships Segment revenues	$2,806.7	$2,830.9

EchoPark Segment revenues:
Retail new vehicles	$1.0	$4.4
Used vehicles	572.5	515.4
Wholesale vehicles	27.0	62.4
Finance, insurance and other, net	50.0	39.9
EchoPark Segment revenues	$650.5	$622.1

Powersports Segment revenues:
Retail new vehicles	$20.8	$1.2
Used vehicles	4.8	1.1
Wholesale vehicles	0.2	—
Parts, service and collision repair	6.7	0.7
Finance, insurance and other, net	1.5	0.2
Powersports Segment revenues	$34.0	$3.2

Total consolidated revenues	$3,491.2	$3,456.2

	Three Months Ended March 31,
	2023	2022
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment	$109.8	$163.8
EchoPark Segment	(46.8)	(35.3)
Powersports Segment	0.6	0.4
Income before taxes	$63.6	$128.9
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Depreciation and Amortization:
Franchised Dealerships Segment	$26.5	$24.9
EchoPark Segment	7.0	5.0
Powersports Segment	0.8	—
Total depreciation and amortization	$34.3	$29.9

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2023	2022
	(In millions)
Floor Plan Interest Expense:
Franchised Dealerships Segment (1)	$9.9	$3.3
EchoPark Segment	4.6	1.7
Powersports Segment	0.1	—
Total floor plan interest expense	$14.6	$5.0
(1)Amount is net of interest earned on the floor plan deposit balance of $4.1 million and $0.6 million in the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$26.9	$20.0
EchoPark Segment	0.9	0.8
Powersports Segment	0.6	—
Total interest expense, other, net	$28.4	$20.8

	Three Months Ended March 31,
	2023	2022
	(In millions)
Capital Expenditures:
Franchised Dealerships Segment	$31.0	$30.2
EchoPark Segment	5.7	28.6
Powersports Segment	0.5	—
Total capital expenditures	$37.2	$58.8

	March 31, 2023	December 31, 2022
	(In millions)
Assets:
Franchised Dealerships Segment	$4,468.9	$4,363.7
EchoPark Segment	319.0	267.6
Powersports Segment	199.9	117.8
Corporate and other:
Cash and cash equivalents	160.2	229.2
Total assets	$5,148.0	$4,978.3

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Unless otherwise noted, we present the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis. To the extent that we believe a discussion of the differences among reportable segments will enhance a reader’s understanding of our financial condition, cash flows and other changes in financial condition and results of operations, the differences are discussed separately. Certain amounts and percentages may not compute due to rounding.
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of March 31, 2023: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2023, we operated 111 stores in the Franchised Dealerships Segment, 50 stores in the EchoPark Segment and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 138 new vehicle franchises (representing 28 different brands of cars and light trucks) and 17 collision repair centers in 18 states. As of March 31, 2023, we operated 50 EchoPark stores in 20 states, including 10 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021 that are included in the EchoPark Segment. Under our current EchoPark growth plan, we plan to continue to increase our physical and digital footprint as we build out a nationwide EchoPark distribution network expected to reach 90% of the U.S. population by 2025.
The Franchised Dealerships Segment provides comprehensive sales and services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of third-party financing, extended warranties, service contracts, insurance and other aftermarket products (collectively, “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges third-party F&I product sales for our guests in pre-owned vehicle specialty retail locations, and does not offer customer-facing Fixed Operations services. The Powersports Segment offers guests: (1) sales of both new and used powersports vehicles (such as motorcycles, personal watercraft and all-terrain vehicles); (2) Fixed Operations activities; and (3) F&I services. All three segments generally operate independently of one another with the exception of certain shared back-office functions and corporate overhead costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) unit sales volume was approximately 15.3 million vehicles for the three months ended March 31, 2023, an increase of 7%, compared to approximately 14.3 million vehicles for the three months ended March 31, 2022, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2023 new vehicle industry volume will be between 14.0 million vehicles (an increase of 2.2% compared to 2022) and 15.0 million vehicles (an increase of 9.5% compared to 2022). The ongoing effects of supply chain disruptions as a result of the COVID-19 pandemic, availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2023 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle industry volume (which excludes fleet new vehicle sales). According to PIN from J.D. Power, industry retail new vehicle unit sales volume decreased 1%, to approximately 12.6 million vehicles for the three months ended March 31, 2023, from approximately 12.7 million vehicles for the three months ended March 31, 2022.
Impact of COVID-19 and Supply Chain Disruptions
The global automotive supply chain has been significantly disrupted since the onset of the COVID-19 pandemic, primarily related to the production of semiconductors and other components that are used in many modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing has operated for multiple years at lower than usual production levels, reducing the amount of new vehicle inventory and certain parts inventory available to our dealerships. These inventory constraints have led to low new and used vehicle inventory and a high new and used vehicle pricing environment, which drove retail new vehicle unit sales volumes lower across the industry since the onset of the COVID-19 pandemic. New vehicle and certain parts production levels have improved; however, there is a risk that higher production levels and new vehicle inventory on hand may not result in incremental retail new vehicle sales volume, which could cause actual 2023 new vehicle industry volume to vary from our expectations.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the beginning of 2022, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. Unless otherwise noted, all comparisons are to the prior year period.
Retail new vehicle revenue increased 5% during the three months ended March 31, 2023, primarily driven by a 6% increase in retail new vehicle average selling prices. Retail new vehicle gross profit per unit decreased $1,104 per unit, or 17%, to $5,434 per unit during the three months ended March 31, 2023, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 31 and 18 days as of March 31, 2023 and 2022, respectively.
Retail used vehicle revenue decreased 10% during the three months ended March 31, 2023, driven primarily by lower retail used vehicle unit sales volume and lower retail used vehicle average selling prices. Retail used vehicle gross profit decreased 19% during the three months ended March 31, 2023, due to lower retail used vehicle gross profit per unit and a decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $208 per unit, or 12%, to $1,560 per unit during the three months ended March 31, 2023, due primarily to higher inventory acquisition costs and lower retail used vehicle average selling prices. Wholesale vehicle gross profit increased by approximately $2.4 million in the three months ended March 31, 2023, due primarily to a $382 per unit, or 490%, increase in wholesale vehicle gross profit per unit. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 29 and 33 days as of March 31, 2023 and 2022, respectively.
Fixed Operations revenue increased 11% during the three months ended March 31, 2023, and Fixed Operations gross profit increased 12% during the three months ended March 31, 2023. Fixed Operations gross margin increased 30 basis points, to 49.3%, during the three months ended March 31, 2023, due primarily to higher customer pay revenues and gross margin.
F&I revenue decreased 4% during the three months ended March 31, 2023, driven primarily by a 4% decrease in combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $2 per unit, to $2,318 per unit, during the three months ended March 31, 2023. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines.
EchoPark Segment
The following discussion of EchoPark used vehicles, wholesale vehicles, and finance, insurance and other, net, is on a reported basis, except where otherwise noted as being on a same market basis. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. Unless otherwise noted, all comparisons are to the prior year period.
Reported total revenue increased 5% during the three months ended March 31, 2023, driven primarily by an increase in retail used vehicle unit sales volume, offset partially by a decrease in retail used vehicle average selling prices. Reported total gross profit decreased 9% during the three months ended March 31, 2023, primarily due to a decrease in retail used vehicle gross profit (loss) per unit as a result of higher inventory acquisition costs.
Reported retail used vehicle revenue increased 11% during the three months ended March 31, 2023, driven primarily by an increase in retail used vehicle unit sales volume, offset partially by lower retail used vehicle average selling prices. F&I revenue increased 25% during the three months ended March 31, 2023, driven primarily by a 34% increase in retail used vehicle unit sales volume during the three months ended March 31, 2023. Reported combined retail used vehicle and F&I gross profit per unit decreased $757 per unit, or 28%, to $1,906 per unit during the three months ended March 31, 2023, due primarily to higher inventory acquisition costs as a result of increases in wholesale auction prices during the three months ended March 31, 2023.
Reported wholesale vehicle gross profit decreased by approximately $0.8 million during the three months ended March 31, 2023, due to a decrease in wholesale vehicle unit sales volume. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 48 and 57 days as of March 31, 2023 and 2022, respectively.
Same market total revenues decreased 3% during the three months ended March 31, 2023, driven primarily by lower retail used vehicle average selling prices. Same market total gross profit decreased 15% during the three months ended March 31, 2023, due primarily to a 31% decrease in same market combined retail used vehicle and F&I gross profit per unit, to $1,940 per unit, offset partially by a 27% increase in retail used vehicle unit sales volume.
Powersports Segment
The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net, is on a reported basis, except where otherwise noted.
In February 2023, we acquired one powersports business with five locations. In the three months ended March 31, 2023, reported total revenue was $34.0 million and reported total gross profit was $9.8 million
Reported retail new vehicle revenue was $20.8 million and reported retail new vehicle gross profit was $4.0 million, based on a retail new vehicle average selling price of approximately $18,793 and a retail new vehicle gross profit per unit of $3,573 per unit. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 140 days (136 days excluding the effect of first quarter 2023 acquisitions, which contributed less than a full quarter of trailing cost of sales to the days' supply calculation) as of March 31, 2023. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality.
Reported retail used vehicle revenue was $4.8 million and reported retail used vehicle gross profit was $1.0 million, based on a retail used vehicle average selling price of $10,864 and a retail used vehicle gross profit per unit of $2,328 per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 133 days (122 days excluding the effect of first quarter 2023 acquisitions, which contributed less than a full quarter of trailing cost of sales to the days' supply calculation) as of March 31, 2023. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality.
Reported Fixed Operations revenue was $6.7 million and reported Fixed Operations gross profit was $3.3 million. Customer pay revenue was $2.6 million and customer pay gross profit was $1.4 million. Warranty revenue was $0.3 million and warranty gross profit was $0.2 million. Wholesale parts revenue was $0.1 million and there was no wholesale parts gross profit. Internal, sublet and other revenue was $3.7 million and internal, sublet and other gross profit was $1.7 million.
Reported F&I revenue was $1.5 million, based on F&I gross profit per retail unit of $980.

Results of Operations – Consolidated

As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the beginning of 2022, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.

New Vehicles – Consolidated
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Brand	2023	2022
Luxury:
BMW	25.6%	25.0%
Mercedes	13.6%	11.3%
Audi	5.6%	5.1%
Lexus	4.6%	4.8%
Land Rover	4.5%	3.2%
Porsche	4.1%	2.7%
Cadillac	2.3%	2.1%
Volvo	1.1%	1.0%
MINI	1.0%	0.8%
Other Luxury (1)	0.5%	0.6%
Total Luxury	62.9%	56.6%
Mid-line Import:
Honda	10.3%	9.5%
Toyota	7.8%	9.2%
Volkswagen	1.6%	1.6%
Hyundai	1.5%	1.5%
Other Mid-line Import (2)	1.4%	1.6%
Total Mid-line Import	22.6%	23.4%
Domestic:
General Motors (3)	6.5%	7.2%
Ford	4.6%	5.5%
Chrysler	3.4%	7.3%
Total Domestic	14.5%	20.0%
Total	100.0%	100.0%
(1)Includes Alfa Romeo, Infiniti, Jaguar and Maserati.
(2)Includes Mazda, Nissan and Subaru.
(3)Includes Buick, Chevrolet and GMC.

The U.S. retail automotive industry’s new vehicle unit sales volume reflects all brands marketed or sold in the U.S. This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore, changes in our new vehicle unit sales volume may not trend directly in line with changes in the industry new vehicle unit sales volume. We believe that the retail new vehicle industry unit sales volume is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.
U.S. retail new vehicle industry volume, fleet new vehicle industry volume and total new vehicle industry volume were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	% Change
	(In millions of vehicles)
U.S. industry volume – Retail new vehicle (1)	12.6	12.7	(1)%
U.S. industry volume – Fleet new vehicle	2.7	1.6	69%
U.S. industry volume – Total new vehicle SAAR (1)	15.3	14.3	7%
(1)Source: PIN from J.D. Power

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,442.8	$1,351.3	$91.5	7%
Fleet new vehicle revenue	18.8	18.2	0.6	3%
Total new vehicle revenue	$1,461.6	$1,369.5	$92.1	7%

Retail new vehicle gross profit	$138.1	$167.7	$(29.6)	(18)%
Fleet new vehicle gross profit	0.9	0.8	0.1	13%
Total new vehicle gross profit	$139.0	$168.5	$(29.5)	(18)%

Retail new vehicle unit sales	25,657	24,687	970	4%
Fleet new vehicle unit sales	441	360	81	23%
Total new vehicle unit sales	26,098	25,047	1,051	4%

Revenue per new retail unit	$56,233	$54,739	$1,494	3%
Revenue per new fleet unit	$42,680	$50,387	$(7,707)	(15)%
Total revenue per new unit	$56,004	$54,676	$1,328	2%

Gross profit per new retail unit	$5,381	$6,793	$(1,412)	(21)%
Gross profit per new fleet unit	$2,020	$2,348	$(328)	(14)%
Total gross profit per new unit	$5,325	$6,729	$(1,404)	(21)%

Retail gross profit as a % of revenue	9.6%	12.4%	(280)	bps
Fleet gross profit as a % of revenue	4.7%	4.7%	—	bps
Total new vehicle gross profit as a % of revenue	9.5%	12.3%	(280)	bps

For further analysis of new vehicle results, see the tables and discussion under the headings “New Vehicles - Franchised Dealerships Segment” and “New Vehicles - Powersports Segment” in the Franchised Dealerships Segment and Powersports Segment sections, respectively, below.
Used Vehicles – Consolidated
Used vehicle revenues include the sale of used vehicles, including used powersports vehicles, to retail customers and at wholesale. Used vehicle revenues are directly affected by a number of factors, including consumer demand for used vehicles, the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins available to our dealerships, the availability and pricing of used vehicles acquired at wholesale auction and the availability of consumer credit.

As a result of low levels of new vehicle inventory and a heightened demand for used vehicles (by retail consumers and automobile dealers and rental car companies at wholesale auction), used vehicle prices reached an all-time high in 2022 and remain elevated above historical levels. Depending on the mix of inventory sourcing (trade-ins or purchases from customers versus wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given the current used vehicle environment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,344.9	$1,370.1	$(25.2)	(2)%
Gross profit	$30.0	$47.8	$(17.8)	(37)%
Unit sales	45,531	42,073	3,458	8%
Revenue per unit	$29,538	$32,565	$(3,027)	(9)%
Gross profit per unit	$660	$1,135	$(475)	(42)%
Gross profit as a % of revenue	2.2%	3.5%	(130)	bps

For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since March 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) may begin to return toward long-term normalized levels in the second half of 2023. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$85.6	$168.8	$(83.2)	(49)%
Gross profit (loss)	$3.0	$1.5	$1.5	100%
Unit sales	8,406	10,421	(2,015)	(19)%
Revenue per unit	$10,169	$16,198	$(6,029)	(37)%
Gross profit (loss) per unit	$359	$147	$212	144%
Gross profit (loss) as a % of revenue	3.5%	0.8%	270	bps

For further analysis of wholesale vehicle results, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment,” “Wholesale Vehicles – EchoPark Segment” and “Wholesale Vehicles – Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Consolidated
Parts, service and collision repair revenues consist of repairs and maintenance requested and paid by customers (“customer pay”), warranty repairs (manufacturer-paid), wholesale parts (sales of parts and accessories to third-party automotive repair businesses) and internal, sublet and other. Parts and service revenue is driven by the volume and mix of warranty repairs versus customer pay repairs, available service capacity (a combination of service bay count and technician availability), vehicle quality, manufacturer recalls, customer loyalty, and prepaid or manufacturer-paid maintenance programs. Internal, sublet and other primarily relate to preparation and reconditioning work performed on vehicles in inventory that are later sold to a third party and may vary based on used vehicle inventory and sales volume from period to period. When that work is performed by one of our dealerships or stores, the work is classified as internal. In the event the work is performed by a third party on our behalf, it is classified as sublet.

We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at manufacturer-affiliated dealerships may result in market share gains that could offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to optimize service capacity and customer retention at our dealerships and stores to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods (in particular for battery electric vehicles, or “BEVs”) and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty repair work performed, as well as the improved quality and design of vehicles that may affect the level and frequency of future customer pay or warranty-related repair revenues.

Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$203.4	$177.0	$26.4	15%
Warranty	58.9	52.8	6.1	12%
Wholesale parts	54.4	49.7	4.7	9%
Internal, sublet and other	113.8	101.7	12.1	12%
Total revenue	$430.5	$381.2	$49.3	13%

Gross profit
Customer pay	$113.0	$98.1	$14.9	15%
Warranty	34.6	31.4	3.2	10%
Wholesale parts	9.7	8.9	0.8	9%
Internal, sublet and other	55.6	48.5	7.1	15%
Total gross profit	$212.9	$186.9	$26.0	14%

Gross profit as a % of revenue
Customer pay	55.6%	55.4%	20	bps
Warranty	58.7%	59.5%	(80)	bps
Wholesale parts	17.8%	17.9%	(10)	bps
Internal, sublet and other	48.9%	47.8%	110	bps
Total gross profit as a % of revenue	49.5%	49.1%	40	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

F&I – Consolidated
Finance, insurance and other, net revenues include commissions for arranging third-party vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the third-party providers for originating these contracts. F&I revenues are recognized net of actual and estimated future chargebacks and other costs associated with originating contracts (as a result, reported F&I revenues and F&I gross profit are the same amount, resulting in a 100% gross margin for F&I). F&I revenues are affected by the level of new and retail used vehicle unit sales volume, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives, and our F&I penetration rate for each type of F&I product. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.
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
Our consolidated reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$168.6	$166.6	$2.0	1%
Total combined retail new and used vehicle unit sales	71,188	66,760	4,428	7%
Gross profit per retail unit (excludes fleet)	$2,369	$2,495	$(126)	(5)%

For further analysis of F&I results, see the tables and discussion under the headings “F&I - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “F&I - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.

Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the beginning of 2022, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,416.6	$1,345.7	$70.9	5%
Acquisitions, open points, dispositions and holding company	4.4	—	4.4	NM
Total as reported	$1,421.0	$1,345.7	$75.3	6%

Fleet new vehicle revenue:
Same store	$18.9	$18.1	$0.8	4%
Acquisitions, open points, dispositions and holding company	(0.1)	0.1	(0.2)	NM
Total as reported	$18.8	$18.2	$0.6	3%

Total new vehicle revenue:
Same store	$1,435.5	$1,363.8	$71.7	5%
Acquisitions, open points, dispositions and holding company	4.3	0.1	4.2	NM
Total as reported	$1,439.8	$1,363.9	$75.9	6%

Retail new vehicle gross profit:
Same store	$133.0	$160.8	$(27.8)	(17)%
Acquisitions, open points, dispositions and holding company	1.0	5.8	(4.8)	NM
Total as reported	$134.0	$166.6	$(32.6)	(20)%

Fleet new vehicle gross profit:
Same store	$0.8	$0.9	$(0.1)	(11)%
Acquisitions, open points, dispositions and holding company	0.1	(0.1)	0.2	NM
Total as reported	$0.9	$0.8	$0.1	13%

Total new vehicle gross profit:
Same store	$133.8	$161.7	$(27.9)	(17)%
Acquisitions, open points, dispositions and holding company	1.1	5.7	(4.6)	NM
Total as reported	$134.9	$167.4	$(32.5)	(19)%

Retail new vehicle unit sales:
Same store	24,465	24,602	(137)	(1)%
Acquisitions, open points, dispositions and holding company	74	—	74	NM
Total as reported	24,539	24,602	(63)	—%

Fleet new vehicle unit sales:
Same store	441	360	81	23%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	441	360	81	23%

Total new vehicle unit sales:
Same store	24,906	24,962	(56)	—%
Acquisitions, open points, dispositions and holding company	74	—	74	NM
Total as reported	24,980	24,962	18	—%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,421.0	$1,345.7	$75.3	6%
Fleet new vehicle revenue	18.8	18.2	0.6	3%
Total new vehicle revenue	$1,439.8	$1,363.9	$75.9	6%

Retail new vehicle gross profit	$134.0	$166.6	$(32.6)	(20)%
Fleet new vehicle gross profit	0.9	0.8	0.1	13%
Total new vehicle gross profit	$134.9	$167.4	$(32.5)	(19)%

Retail new vehicle unit sales	24,539	24,602	(63)	—%
Fleet new vehicle unit sales	441	360	81	23%
Total new vehicle unit sales	24,980	24,962	18	—%

Revenue per new retail unit	$57,907	$54,699	$3,208	6%
Revenue per new fleet unit	$42,680	$50,337	$(7,657)	(15)%
Total revenue per new unit	$57,638	$54,636	$3,002	5%

Gross profit per new retail unit	$5,463	$6,771	$(1,308)	(19)%
Gross profit per new fleet unit	$2,020	$2,344	$(324)	(14)%
Total gross profit per new unit	$5,402	$6,707	$(1,305)	(19)%

Retail gross profit as a % of revenue	9.4%	12.4%	(300)	bps
Fleet gross profit as a % of revenue	4.7%	4.7%	—	bps
Total new vehicle gross profit as a % of revenue	9.4%	12.3%	(290)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,416.6	$1,345.7	$70.9	5%
Fleet new vehicle revenue	18.9	18.1	0.8	4%
Total new vehicle revenue	$1,435.5	$1,363.8	$71.7	5%

Retail new vehicle gross profit	$133.0	$160.8	$(27.8)	(17)%
Fleet new vehicle gross profit	0.8	0.9	(0.1)	(11)%
Total new vehicle gross profit	$133.8	$161.7	$(27.9)	(17)%

Retail new vehicle unit sales	24,465	24,602	(137)	(1)%
Fleet new vehicle unit sales	441	360	81	23%
Total new vehicle unit sales	24,906	24,962	(56)	—%

Revenue per new retail unit	$57,905	$54,699	$3,206	6%
Revenue per new fleet unit	$42,680	$50,337	$(7,657)	(15)%
Total revenue per new unit	$57,635	$54,636	$2,999	5%

Gross profit per new retail unit	$5,434	$6,538	$(1,104)	(17)%
Gross profit per new fleet unit	$2,020	$2,344	$(324)	(14)%
Total gross profit per new unit	$5,374	$6,477	$(1,103)	(17)%

Retail gross profit as a % of revenue	9.4%	12.0%	(260)	bps
Fleet gross profit as a % of revenue	4.1%	5.3%	(120)	bps
Total new vehicle gross profit as a % of revenue	9.3%	11.9%	(260)	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Retail new vehicle revenue increased 5%, due primarily to a 6% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $27.8 million, or 17%, as a result of lower retail new vehicle gross profit per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory. Retail new vehicle gross profit per unit decreased $1,104 per unit, or 17%, to $5,434 per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory than in the prior year period.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$765.0	$853.7	$(88.7)	(10)%
Acquisitions, open points, dispositions and holding company	2.6	(0.1)	2.7	NM
Total as reported	$767.6	$853.6	$(86.0)	(10)%

Retail used vehicle gross profit:
Same store	$39.0	$47.9	$(8.9)	(19)%
Acquisitions, open points, dispositions and holding company	1.8	(1.0)	2.8	NM
Total as reported	$40.8	$46.9	$(6.1)	(13)%

Retail used vehicle unit sales:
Same store	25,023	27,078	(2,055)	(8)%
Acquisitions, open points, dispositions and holding company	84	—	84	NM
Total as reported	25,107	27,078	(1,971)	(7)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$767.6	$853.6	$(86.0)	(10)%
Gross profit	$40.8	$46.9	$(6.1)	(13)%
Unit sales	25,107	27,078	(1,971)	(7)%
Revenue per unit	$30,573	$31,529	$(956)	(3)%
Gross profit per unit	$1,626	$1,731	$(105)	(6)%
Gross profit as a % of revenue	5.3%	5.5%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$765.0	$853.7	$(88.7)	(10)%
Gross profit	$39.0	$47.9	$(8.9)	(19)%
Unit sales	25,023	27,078	(2,055)	(8)%
Revenue per unit	$30,571	$31,529	$(958)	(3)%
Gross profit per unit	$1,560	$1,768	$(208)	(12)%
Gross profit as a % of revenue	5.1%	5.6%	(50)	bps

Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Retail used vehicle revenue decreased approximately $88.7 million, or 10%, driven primarily by an 8% decrease in retail used vehicle unit sales volume, as well as a 3% decrease in retail used vehicle average selling prices. Retail used vehicle gross profit decreased approximately $8.9 million, or 19%, driven primarily by a $208 per unit, or 12%, decrease in retail used vehicle gross profit per unit, as well as a decrease in retail used vehicle unit sales volume during the first quarter of 2023.
Wholesale Vehicles – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$58.1	$106.4	$(48.3)	(45)%
Acquisitions, open points, dispositions and holding company	0.3	—	0.3	NM
Total as reported	$58.4	$106.4	$(48.0)	(45)%

Total wholesale vehicle gross profit (loss):
Same store	$1.8	$(0.6)	$2.4	400%
Acquisitions, open points, dispositions and holding company	0.1	0.2	(0.1)	NM
Total as reported	$1.9	$(0.4)	$2.3	575%

Total wholesale vehicle unit sales:
Same store	5,466	6,772	(1,306)	(19)%
Acquisitions, open points, dispositions and holding company	17	—	17	NM
Total as reported	5,483	6,772	(1,289)	(19)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$58.4	$106.4	$(48.0)	(45)%
Gross profit (loss)	$1.9	$(0.4)	$2.3	575%
Unit sales	5,483	6,772	(1,289)	(19)%
Revenue per unit	$10,637	$15,698	$(5,061)	(32)%
Gross profit (loss) per unit	$324	$(60)	$384	640%
Gross profit (loss) as a % of revenue	3.0%	(0.4)%	340	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$58.1	$106.4	$(48.3)	(45)%
Gross profit (loss)	$1.8	$(0.6)	$2.4	400%
Unit sales	5,466	6,772	(1,306)	(19)%
Revenue per unit	$10,645	$15,698	$(5,053)	(32)%
Gross profit (loss) per unit	$304	$(78)	$382	490%
Gross profit (loss) as a % of revenue	2.9%	(0.6)%	350	bps

We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 29 and 33 days as of March 31, 2023 and 2022, respectively. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Wholesale vehicle revenue decreased approximately $48.3 million, or 45%, driven by a 19% decrease in wholesale vehicle unit sales volume due to fewer trade-ins as a result of decreased retail new and used vehicle sales activity during the first quarter of 2023, and a 32% decrease in wholesale vehicle revenue per unit. Wholesale vehicle gross profit increased approximately $2.4 million, driven primarily by a $382 per unit, or 490%, increase in wholesale vehicle gross profit per unit as a result of increasing wholesale auction prices.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$422.0	$380.5	$41.5	11%
Acquisitions, open points, dispositions and holding company	1.8	—	1.8	NM
Total as reported	$423.8	$380.5	$43.3	11%

Total Fixed Operations gross profit:
Same store	$208.2	$186.3	$21.9	12%
Acquisitions, open points, dispositions and holding company	1.4	0.3	1.1	NM
Total as reported	$209.6	$186.6	$23.0	12%
NM = Not Meaningful

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$200.8	$176.4	$24.4	14%
Warranty	58.6	52.7	5.9	11%
Wholesale parts	54.3	49.7	4.6	9%
Internal, sublet and other	110.1	101.7	8.4	8%
Total revenue	$423.8	$380.5	$43.3	11%

Gross profit
Customer pay	$111.6	$97.8	$13.8	14%
Warranty	34.4	31.4	3.0	10%
Wholesale parts	9.7	8.9	0.8	9%
Internal, sublet and other	53.9	48.5	5.4	11%
Total gross profit	$209.6	$186.6	$23.0	12%

Gross profit as a % of revenue
Customer pay	55.6%	55.4%	20	bps
Warranty	58.7%	59.5%	(80)	bps
Wholesale parts	17.8%	17.8%	—	bps
Internal, sublet and other	49.0%	47.7%	130	bps
Total gross profit as a % of revenue	49.5%	49.0%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$199.9	$176.4	$23.5	13%
Warranty	58.2	52.7	5.5	10%
Wholesale parts	54.0	49.7	4.3	9%
Internal, sublet and other	109.9	101.7	8.2	8%
Total revenue	$422.0	$380.5	$41.5	11%

Gross profit
Customer pay	$111.1	$97.8	$13.3	14%
Warranty	34.1	31.4	2.7	9%
Wholesale parts	9.6	8.9	0.7	8%
Internal, sublet and other	53.4	48.2	5.2	11%
Total gross profit	$208.2	$186.3	$21.9	12%

Gross profit as a % of revenue
Customer pay	55.6%	55.4%	20	bps
Warranty	58.6%	59.5%	(90)	bps
Wholesale parts	17.8%	17.8%	—	bps
Internal, sublet and other	48.6%	47.4%	120	bps
Total gross profit as a % of revenue	49.3%	49.0%	30	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Fixed Operations revenue increased approximately $41.5 million, or 11%, and Fixed Operations gross profit increased approximately $21.9 million, or 12%. Customer pay gross profit increased approximately $13.3 million, or 14%, warranty gross profit increased approximately $2.7 million, or 9%, wholesale parts gross profit increased approximately $0.7 million, or 8%, and internal, sublet and other gross profit increased approximately $5.2 million, or 11%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$114.7	$119.7	$(5.0)	(4)%
Acquisitions, open points, dispositions and holding company	2.4	6.8	(4.4)	NM
Total as reported	$117.1	$126.5	$(9.4)	(7)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,318	$2,316	$2	—%
Reported	$2,360	$2,448	$(88)	(4)%

Total combined retail new and used vehicle unit sales:
Same store	49,488	51,680	(2,192)	(4)%
Acquisitions, open points, dispositions and holding company	158	—	158	NM
Total as reported	49,646	51,680	(2,034)	(4)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$117.1	$126.5	$(9.4)	(7)%
Total combined retail new and used vehicle unit sales	49,646	51,680	(2,034)	(4)%
Gross profit per retail unit (excludes fleet)	$2,360	$2,448	$(88)	(4)%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$114.7	$119.7	$(5.0)	(4)%
Total combined retail new and used vehicle unit sales	49,488	51,680	(2,192)	(4)%
Gross profit per retail unit (excludes fleet)	$2,318	$2,316	$2	0%
Same Store Franchised Dealerships Segment F&I – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
F&I revenue decreased approximately $5.0 million, or 4%, due primarily to a 4% decrease in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $2 per unit, to $2,318 per unit, due primarily to an increase in service contract penetration rate, offset by a decrease in the finance and aftermarket contract penetration rates.
Finance contract revenue for new and used vehicles decreased 14%, due primarily to lower retail unit sales volume, a 510-basis point decrease in the finance contract penetration rate and a 4% decrease in gross profit per finance contract. We believe the decrease in the finance contract penetration rate is a result of higher average interest rates driving a small percentage

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of customers to switch to a cash purchase or to obtain their own outside financing. Service contract revenue for new and used vehicles decreased 13%, due primarily to a 15% decrease in gross profit per service contract partially offset by a 250-basis point increase in the service contract penetration rate and an increase in service contract unit sales volume. Other aftermarket contract revenue for new and used vehicles increased 10%, due primarily to an 20% increase in gross profit per other aftermarket contract, partially offset by a 780-basis point decrease in the other aftermarket contract penetration rate and lower retail unit sales volume.

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
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$505.7	$488.7	$17.0	3%
New markets	66.8	26.7	40.1	NM
Total as reported	$572.5	$515.4	$57.1	11%

Total retail used vehicle gross profit (loss):
Same market	$(10.1)	$1.5	$(11.6)	(773)%
New markets	(1.7)	(0.8)	(0.9)	NM
Total as reported	$(11.8)	$0.7	$(12.5)	NM

Total retail used vehicle unit sales:
Same market	17,789	14,042	3,747	27%
New markets	2,191	889	1,302	NM
Total as reported	19,980	14,931	5,049	34%
NM = Not Meaningful

The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for F&I:

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$44.7	$37.9	$6.8	18%
New markets	5.3	2.0	3.3	NM
Total as reported	$50.0	$39.9	$10.1	25%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$572.5	$515.4	$57.1	11%
Retail used vehicle gross profit (loss)	$(11.8)	$0.7	$(12.5)	NM
Retail used vehicle unit sales	19,980	14,931	5,049	34%
Retail used vehicle revenue per unit	$28,653	$34,512	$(5,859)	(17)%
F&I revenue	$50.0	$39.9	$10.1	25%
Combined retail used vehicle gross profit and F&I revenue	$38.2	$40.6	$(2.4)	(6)%
Combined retail used vehicle and F&I gross profit per unit	$1,906	$2,663	$(757)	(28)%
NM = Not Meaningful

Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$505.7	$488.7	$17.0	3%
Retail used vehicle gross profit (loss)	$(10.1)	$1.5	$(11.6)	(773)%
Retail used vehicle unit sales	17,789	14,042	3,747	27%
Retail used vehicle revenue per unit	$28,425	$34,804	$(6,379)	(18)%
F&I revenue	$44.7	$37.9	$6.8	18%
Combined retail used vehicle gross profit and F&I revenue	$34.6	$39.4	$(4.8)	(12)%
Combined retail used vehicle and F&I gross profit per unit	$1,940	$2,802	$(862)	(31)%

Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Retail used vehicle revenue increased approximately $17.0 million, or 3%, due primarily to a 27% increase in retail used vehicle unit sales volume, offset partially by an 18% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue decreased approximately $4.8 million, or 12%, due primarily to an $862, or 31%, decrease in combined retail used vehicle and F&I gross profit per unit. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to higher inventory acquisition costs in the three months ended March 31, 2023 as a result of rising used vehicle prices at wholesale auction.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$23.8	$62.5	$(38.7)	(62)%
New markets	3.2	(0.1)	3.3	NM
Total as reported	$27.0	$62.4	$(35.4)	(57)%

Total wholesale vehicle gross profit (loss):
Same market	$1.1	$2.0	$(0.9)	(45)%
New markets	—	(0.1)	0.1	NM
Total as reported	$1.1	$1.9	$(0.8)	(42)%

Total wholesale vehicle unit sales:
Same market	2,571	3,649	(1,078)	(30)%
New markets	345	—	345	NM
Total as reported	2,916	3,649	(733)	(20)%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$27.0	$62.4	$(35.4)	(57)%
Gross profit (loss)	$1.1	$1.9	$(0.8)	(42)%
Unit sales	2,916	3,649	(733)	(20)%
Revenue per unit	$9,279	$17,107	$(7,828)	(46)%
Gross profit (loss) per unit	$427	$531	$(104)	NM
Gross profit (loss) as a % of revenue	4.6%	3.1%	150	bps
NM = Not Meaningful

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$23.8	$62.5	$(38.7)	(62)%
Gross profit (loss)	$1.1	$2.0	$(0.9)	(45)%
Unit sales	2,571	3,649	(1,078)	(30)%
Revenue per unit	$9,287	$17,107	$(7,820)	(46)%
Gross profit (loss) per unit	$443	$531	$(88)	(17)%
Gross profit (loss) as a % of revenue	4.8%	3.1%	170	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Same market wholesale vehicle revenue decreased approximately $38.7 million, or 62%, due primarily to a 30% decrease in wholesale vehicle unit sales volume. As we have added older model year vehicles to our retail sales strategy, fewer units are sold at wholesale as we are now pushing these units through the retail channel to maximize our profit opportunity. As we adjust the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

Results of Operations – Powersports Segment
Our Powersports Segment consists of eight stores acquired during 2022 and five stores acquired in the first quarter of 2023. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted.
New Vehicles – Powersports Segment

Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$20.8	$1.2	$19.6	NM
Gross profit	$4.0	$0.3	$3.7	NM
Unit sales	1,107	41	1,066	NM
Revenue per unit	$18,793	$28,241	$(9,448)	NM
Gross profit per unit	$3,573	$6,829	$(3,256)	NM
Gross profit as a % of revenue	19.0%	24.3%	(530)	bps
NM = Not Meaningful
Reported retail new vehicle revenue was $20.8 million and reported retail new vehicle gross profit was $4.0 million, based on a reported retail new vehicle average selling price of $18,793 and reported retail new vehicle gross profit per unit of $3,573 per unit.
On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 140 days (136 days excluding the effect of first quarter 2023 acquisitions, which contributed less than a full quarter of trailing cost of sales to the days' supply calculation) as of March 31, 2023. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Powersports Segment
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$4.8	$1.1	$3.7	NM
Gross profit	$1.0	$0.2	$0.8	NM
Unit sales	444	64	380	NM
Revenue per unit	$10,864	$16,541	$(5,677)	NM
Gross profit per unit	$2,328	$3,733	$(1,405)	NM
Gross profit as a % of revenue	21.4%	22.6%	(120)	bps
NM = Not Meaningful
Reported retail used vehicle revenue was $4.8 million and reported retail used vehicle gross profit was $1.0 million, based on a reported retail used vehicle average selling price of $10,864 and reported retail used vehicle gross profit per unit of $2,328 per unit.
On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 133 days (122 days excluding the effect of first quarter 2023 acquisitions, which contributed less than a full quarter of trailing cost of sales to the days' supply calculation) as of March 31, 2023. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality.
Wholesale Vehicles – Powersports Segment
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$0.2	$—	$0.2	NM
Gross profit (loss)	$—	$—	$—	NM
Unit sales	7	—	7	NM
Revenue per unit	$13,993	$—	$13,993	NM
Gross profit (loss) per unit	$(125)	$—	$(125)	NM
Gross profit (loss) as a % of revenue	(0.9)%	—%	NM
NM = Not Meaningful
Reported wholesale vehicle revenue was $0.2 million based on reported wholesale vehicle revenue per unit of $13,993 per unit. Reported wholesale vehicle gross profit was flat, resulting in reported wholesale vehicle gross loss per unit of $125 per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$2.6	$0.6	$2.0	NM
Warranty	0.3	0.1	0.2	NM
Wholesale parts	0.1	—	0.1	NM
Internal, sublet and other	3.7	—	3.7	NM
Total revenue	$6.7	$0.7	$6.0	NM

Gross profit
Customer pay	$1.4	$0.3	$1.1	NM
Warranty	0.2	—	0.2	NM
Wholesale parts	—	—	—	NM
Internal, sublet and other	1.7	—	1.7	NM
Total gross profit	$3.3	$0.3	$3.0	NM

Gross profit as a % of revenue
Customer pay	55.1%	65.5%	NM
Warranty	56.7%	—%	NM
Wholesale parts	20.5%	—%	NM
Internal, sublet and other	45.9%	—%	NM
Total gross profit as a % of revenue	48.9%	49.1%	NM
NM = Not Meaningful
Reported Fixed Operations revenue was $6.7 million and reported Fixed Operations gross profit was $3.3 million. Customer pay revenue was $2.6 million and customer pay gross profit was $1.4 million. Warranty revenue was $0.3 million and warranty gross profit was $0.2 million. Wholesale parts revenue was $0.1 million and there was no wholesale parts gross profit. Internal, sublet and other revenue was $3.7 million and internal, sublet and other gross profit was $1.7 million.
F&I – Powersports Segment
Our Powersports Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$1.5	$0.2	$1.3	NM
Unit sales	1,551	105	1,446	NM
Gross profit per retail unit (excludes fleet)	$980	$1,643	$(663)	NM
NM = Not Meaningful
Reported F&I revenue was $1.5 million and reported F&I gross profit per retail unit was $980 per unit. The combined new and used vehicle finance contract penetration rate was 46%, the combined new and used vehicle service contract penetration rate was 28% and the total other aftermarket product contract penetration rate was 49%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following table of financial data, total segment income (loss) of the reportable segments is reconciled to consolidated income before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,421.0	$1,345.7	$75.3	6%
Fleet new vehicles	18.8	18.2	0.6	3%
Total new vehicles	$1,439.8	$1,363.9	$75.9	6%
Used vehicles	767.6	853.6	(86.0)	(10)%
Wholesale vehicles	58.4	106.4	(48.0)	(45)%
Parts, service and collision repair	423.8	380.5	43.3	11%
Finance, insurance and other, net	117.1	126.5	(9.4)	(7)%
Franchised Dealerships Segment revenues	$2,806.7	$2,830.9	$(24.2)	(1)%

EchoPark Segment revenues:
Retail new vehicles	$1.0	$4.4	$(3.4)	(77)%
Used vehicles	572.5	515.4	57.1	11%
Wholesale vehicles	27.0	62.4	(35.4)	(57)%
Finance, insurance and other, net	50.0	39.9	10.1	25%
EchoPark Segment revenues	$650.5	$622.1	$28.4	5%

Powersports Segment revenues:
Retail new vehicles	$20.8	$1.2	$19.6	NM
Used vehicles	4.8	1.1	3.7	NM
Wholesale vehicles	0.2	—	0.2	NM
Parts, service and collision repair	6.7	0.7	6.0	NM
Finance, insurance and other, net	1.5	0.2	1.3	NM
Powersports Segment revenues	$34.0	$3.2	$30.8	NM

Total consolidated revenues	$3,491.2	$3,456.2	$35.0	1%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$109.8	$163.8	$(54.0)	(33)%
EchoPark Segment	(46.8)	(35.3)	(11.5)	(33)%
Powersports Segment	0.6	0.4	0.2	50%
Income before taxes	$63.6	$128.9	$(65.3)	(51)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	49,646	51,680	(2,034)	(4)%
EchoPark Segment	19,991	14,975	5,016	33%
Powersports Segment	1,551	105	1,446	NM
Total retail new and used vehicle unit sales volume	71,188	66,760	4,428	7%
NM = Not Meaningful
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative (“SG&A”) Expenses – Consolidated
Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are generally paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels. Typically, SG&A expenses as a percentage of gross profit are highest in the first quarter of the year, due to the seasonal nature of our business and the effects of certain payroll taxes and fringe benefits that occur early in the year.
The following table sets forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$258.8	$252.5	$(6.3)	(2)%
Advertising	26.1	26.2	0.1	—%
Rent	11.3	12.7	1.4	11%
Other	116.6	95.6	(21.0)	(22)%
Total SG&A expenses	$412.8	$387.0	$(25.8)	(7)%

SG&A expenses as a % of gross profit:
Compensation	46.7%	44.2%	(250)	bps
Advertising	4.7%	4.6%	(10)	bps
Rent	2.0%	2.2%	20	bps
Other	21.2%	16.7%	(450)	bps
Total SG&A expenses as a % of gross profit	74.6%	67.7%	(690)	bps

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher IT expenses and lower overall gross profit levels. Compensation expense increased in both dollar amount and as a percentage of gross profit, primarily due to lower overall gross profit levels and the effects of industry-wide wage inflation. Advertising expense remained flat in dollar amount and increased as a percentage of gross profit. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher IT expenses and customer-related costs.
Impairment Charges – Consolidated
We did not record any impairment charges for the three months ended March 31, 2023 or 2022.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $4.4 million, or 15%, during the three months ended March 31, 2023, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Floor Plan – Consolidated
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
We participate in a program with two of our lender partners wherein we maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) with the lender that earns interest based on the agreed upon floor plan interest rate, effectively reducing the net new vehicle floor plan interest expense with the lender. The below discussion of interest expense, floor plan includes the effect of interest earned on the floor plan deposit balance, unless otherwise noted.
Interest expense, floor plan for new vehicles increased approximately $4.4 million, including the effect of interest income earned on the floor plan deposit balance, which resulted in a decrease of $3.5 million. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for new vehicles increased approximately $7.9 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average new vehicle floor plan interest rate was 3.43% in the three months ended March 31, 2023, up from 0.72% in the three months ended March 31, 2022, resulting in an increase in new vehicle floor plan interest expense of approximately $8.1 million. The average new vehicle floor plan notes payable balance decreased approximately $8.7 million, which decreased new vehicle floor plan interest expense by approximately $0.1 million.
Interest expense, floor plan for used vehicles increased approximately $5.2 million. The average used vehicle floor plan interest rate was 6.28% in the three months ended March 31, 2023, up from 2.16% in the three months ended March 31, 2022, resulting in an increase in used vehicle floor plan interest expense of approximately $5.7 million. The average used vehicle floor plan notes payable balance decreased approximately $76.7 million, which decreased used vehicle floor plan interest expense by approximately $0.5 million.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the table below:

	Three Months Ended March 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Stated/coupon interest	$22.7	$17.0	$(5.7)	(34)%
Deferred loan cost amortization	1.6	1.1	(0.5)	(45)%
Interest rate hedge expense (benefit)	0.4	0.3	(0.1)	(33)%
Capitalized interest	(0.6)	(0.5)	0.1	20%
Interest on finance lease liabilities	4.2	2.7	(1.5)	(56)%
Other interest	0.1	0.2	0.1	50%
Total interest expense, other, net	$28.4	$20.8	$(7.6)	(37)%

Interest expense, other, net increased approximately $7.6 million, or 37%, during the three months ended March 31, 2023. This increase was primarily related to higher interest rates on variable rate mortgage debt and higher interest on finance lease liabilities as a result of a rising interest rate environment, combined with increased borrowings under the 2019 Mortgage Facility.
Income Taxes
The overall effective income tax rate was 25.0% for the three months ended March 31, 2023 and 24.5% for the three months ended March 31, 2022. Sonic’s effective income tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2023 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2023, we had approximately $260.8 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$160.2	$229.2
Floor plan deposit balance	$272.0	$272.0
Availability under the 2021 Revolving Credit Facility	294.0	292.2
Availability under the 2019 Mortgage Facility (1)	166.4	—
Total available liquidity resources	$892.6	$793.4
(1)There was $6.6 million and $173.0 million of additional lender commitments available under the 2019 Mortgage Facility subject to the appraisal and pledging of additional collateral as of March 31, 2023 and December 31, 2022, respectively.
We participate in a program with two of our lender partners wherein we maintain a floor plan deposit balance (as shown in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net new vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balance of approximately $272.0 million as of both March 31, 2023 and December 31, 2022 is classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with (1) certain manufacturer captive finance companies (classified as notes payable - floor plan - trade in the accompanying unaudited condensed consolidated balance sheets) and (2) a syndicate of manufacturer-affiliated finance companies and commercial banks (classified as notes payable - floor plan - non-trade in the accompanying unaudited condensed consolidated balance sheets). These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, as applicable. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 3.38% and 1.09% for the three months ended March 31, 2023 and 2022, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rate for our combined new and used vehicle floor plan facilities was 4.33% and 1.22% for the three months ended March 31, 2023 and 2022, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $12.7 million in manufacturer assistance in both the three months ended March 31, 2023 and 2022. We recognized in cost of sales approximately $13.1 million and $12.8 million in manufacturer assistance in the three months ended March 31, 2023 and 2022, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the three months ended March 31, 2023 were approximately $37.2 million, including approximately $31.0 million related to our Franchised Dealerships Segment, approximately $5.7 million related to our EchoPark Segment and approximately $0.5 million related to our Powersports Segment. Of the total capital expenditures, approximately $20.1 million was related to facility construction projects, approximately $3.9 million was related to acquisitions of real estate (land and buildings) and approximately $13.2 million was for other fixed assets utilized in our operations.
All of the $37.2 million in gross capital expenditures in the three months ended March 31, 2023 was funded through existing cash balances. As of March 31, 2023, commitments for facility construction projects totaled approximately $23.7 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2023, we repurchased approximately 1.6 million shares of our Class A Common Stock for approximately $90.7 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of March 31, 2023, our total remaining share repurchase authorization was approximately $373.6 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2023, we had approximately $260.8 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended March 31, 2023, our Board of Directors approved a cash dividend of $0.28 per share on all outstanding shares of Class A and Class B Common Stock as of March 15, 2023, which was paid on April 14, 2023. Subsequent to March 31, 2023, our Board of Directors approved a cash dividend of $0.29 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2023 to be paid on July 14, 2023. The 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common stock up to $0.12 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2023, we had approximately $260.8 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
Cash Flows from Operating Activities – Net cash used in operating activities in the three months ended March 31, 2023 was approximately $34.0 million. This use of cash was comprised primarily of an increase in inventories, offset partially by net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities. Net cash provided by operating activities in the three months ended March 31, 2022 was approximately $252.5 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventories, a decrease in receivables and an increase in trade accounts payable and other liabilities, offset partially by a decrease in notes payable – floor plan – trade.
Cash Flows from Investing Activities – Net cash used in investing activities in the three months ended March 31, 2023 was approximately $107.5 million. This use of cash was comprised primarily of the purchase of a powersports business (including real property), net of cash acquired, and purchases of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2022 was approximately $80.3 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired.

Cash Flows from Financing Activities – Net cash provided by financing activities in the three months ended March 31, 2023 was approximately $72.5 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt. Net cash used in financing activities in the three months ended March 31, 2022 was approximately $111.4 million. This use of cash was comprised primarily of net repayments on notes payable – floor plan – non-trade, purchases of treasury stock and payments on long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded in the accompanying unaudited condensed consolidated balance sheets as notes payable - floor plan - trade (with the change in balance being reflected in operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation in the accompanying unaudited condensed consolidated balance sheets as notes payable - floor plan - non-trade (with the change in balance being reflected in financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash provided by combined trade and non-trade floor plan financing was approximately $193.0 million in the three months ended March 31, 2023. Net cash used in combined trade and non-trade floor plan financing was approximately $72.3 million in the three months ended March 31, 2022. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $154.8 million in the three months ended March 31, 2023 and net cash provided by operating activities of approximately $196.2 million in the three months ended March 31, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
One metric that management uses to measure operating performance is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments and on a consolidated basis. This non-GAAP financial measure is reconciled to net income (the most directly comparable GAAP financial measure) in the table below:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$47.7				$97.3
Provision for income taxes				15.9				31.6
Income (loss) before taxes	$109.8	$(46.8)	$0.6	$63.6	$163.8	$(35.3)	$0.4	$128.9
Non-floor plan interest (1)	25.4	0.9	0.6	26.9	19.0	0.7	—	19.7
Depreciation & amortization (2)	28.2	7.0	0.7	35.9	25.9	5.1	0.1	31.1
Stock-based compensation expense	5.0	—	—	5.0	4.4	—	—	4.4
Long-term compensation charges	—	2.0	—	2.0	—	—	—	—
Loss (gain) on franchise and real estate disposals	—	—	—	—	(1.1)	—	—	(1.1)
Adjusted EBITDA (3)	$168.4	$(36.9)	$1.9	$133.4	$212.0	$(29.5)	$0.5	$183.0
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

Seasonality
Our operations are subject to seasonal variations. Due in part to our brand mix and the seasonal nature of automotive retail, the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Due to the abnormal effects of the COVID-19 pandemic on the automotive supply chain and inventory levels, in addition to the effects of a potential economic recession, this historical seasonality did not play out in 2022 and may not hold true for the year ending December 31, 2023. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.
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
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of March 31, 2023, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $9.6 million. Future sublease payments expected to be received related to these lease payments were approximately $10.3 million at March 31, 2023.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. These indemnifications typically expire within a period of one to three years following the date of sale. We did not have any material exposure with respect to these indemnifications at March 31, 2023.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both March 31, 2023 and December 31, 2022 was approximately $4.3 million. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.3 billion at March 31, 2023. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.7 million in the three months ended March 31, 2023. Of the total change in interest expense, approximately $3.6 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR or one-month Term SOFR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the three months ended March 31, 2023 due to the leases containing interest rate floors which were above the actual interest rate in effect during the three months ended March 31, 2023.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended March 31, 2023;

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
January 2023	0.2	$49.15	0.2	$454.8
February 2023	0.3	$57.21	0.3	$436.0
March 2023	1.1	$55.14	1.1	$373.6
Total	1.6		1.6

(1)On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to March 31, 2023	(126.4)
Current remaining availability as of March 31, 2023	$373.6

SONIC AUTOMOTIVE, INC.
Item 6. Exhibits.

Exhibit No.	Description

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

SONIC AUTOMOTIVE, INC.

April 27, 2023	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

April 27, 2023	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer