Form 10-Q
period 2023-06-30
SONIC AUTOMOTIVE INC
filed 2023-07-27
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2023, there were 23,412,610 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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
•changes in vehicle and parts import quotas, duties, tariffs or other restrictions, including supply shortages that could be caused by global political and economic factors or other supply chain disruptions;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,608.2	$1,344.3	$3,051.0	$2,695.6
Fleet new vehicles	28.3	19.8	47.1	38.0
Total new vehicles	1,636.5	1,364.1	3,098.1	2,733.6
Used vehicles	1,305.9	1,448.3	2,650.8	2,818.4
Wholesale vehicles	91.5	121.4	177.0	290.2
Total vehicles	3,033.9	2,933.8	5,925.9	5,842.2
Parts, service and collision repair	443.7	399.2	874.2	780.5
Finance, insurance and other, net	175.3	173.2	344.0	339.7
Total revenues	3,652.9	3,506.2	7,144.1	6,962.4
Cost of sales:
Retail new vehicles	(1,466.8)	(1,176.0)	(2,771.5)	(2,359.6)
Fleet new vehicles	(27.0)	(18.9)	(45.0)	(36.2)
Total new vehicles	(1,493.8)	(1,194.9)	(2,816.5)	(2,395.8)
Used vehicles	(1,274.4)	(1,401.7)	(2,589.3)	(2,724.0)
Wholesale vehicles	(92.5)	(120.2)	(174.9)	(287.6)
Total vehicles	(2,860.7)	(2,716.8)	(5,580.7)	(5,407.4)
Parts, service and collision repair	(223.3)	(200.6)	(440.9)	(394.9)
Total cost of sales	(3,084.0)	(2,917.4)	(6,021.6)	(5,802.3)
Gross profit	568.9	588.8	1,122.5	1,160.1
Selling, general and administrative expenses	(391.9)	(402.8)	(804.7)	(789.8)
Impairment charges	(62.6)	—	(62.6)	—
Depreciation and amortization	(36.1)	(31.2)	(70.5)	(61.1)
Operating income	78.3	154.8	184.7	309.2
Other income (expense):
Interest expense, floor plan	(17.0)	(6.1)	(31.5)	(11.1)
Interest expense, other, net	(28.9)	(21.3)	(57.3)	(42.1)
Other income (expense), net	0.1	(0.2)	0.2	0.1
Total other income (expense)	(45.8)	(27.6)	(88.6)	(53.1)
Income before taxes	32.5	127.2	96.1	256.1
Provision for income taxes - benefit (expense)	(9.1)	(32.4)	(25.0)	(64.0)
Net income	$23.4	$94.8	$71.1	$192.1

Basic earnings per common share:
Earnings per common share	$0.66	$2.40	$2.00	$4.81
Weighted-average common shares outstanding	35.3	39.5	35.6	40.0
Diluted earnings per common share:
Earnings per common share	$0.65	$2.34	$1.95	$4.67
Weighted-average common shares outstanding	36.0	40.5	36.5	41.2

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$23.4	$94.8	$71.1	$192.1
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	1.3	0.4	1.2	0.7
Total other comprehensive income (loss) before taxes	1.3	0.4	1.2	0.7
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(0.3)	(0.1)	(0.3)	(0.2)
Other comprehensive income (loss)	1.0	0.3	0.9	0.5
Comprehensive income	$24.4	$95.1	$72.0	$192.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$119.7	$229.2
Receivables, net	400.6	462.4
Inventories	1,448.8	1,216.8
Other current assets	328.2	297.9
Total current assets	2,297.3	2,206.3
Property and Equipment, net	1,559.4	1,561.7
Goodwill	242.5	231.0
Other Intangible Assets, net	417.4	396.7
Operating Right-of-Use Lease Assets	203.6	260.7
Finance Right-of-Use Lease Assets	261.7	224.1
Other Assets	99.7	97.8
Total Assets	$5,081.6	$4,978.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$124.4	$114.9
Notes payable - floor plan - non-trade	1,285.6	1,112.7
Trade accounts payable	131.1	138.4
Operating short-term lease liabilities	32.5	36.4
Finance short-term lease liabilities	15.0	11.1
Other accrued liabilities	355.0	352.4
Current maturities of long-term debt	60.8	79.5
Total current liabilities	2,004.4	1,845.4
Long-Term Debt	1,629.5	1,672.2
Other Long-Term Liabilities	109.8	105.5
Operating Long-Term Lease Liabilities	188.6	231.4
Finance Long-Term Lease Liabilities	272.6	228.6
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 68,422,889 shares issued and 23,407,137 shares outstanding at June 30, 2023; 67,574,922 shares issued and 24,204,324 shares outstanding at December 31, 2022	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2023 and December 31, 2022	0.1	0.1
Paid-in capital	839.8	819.4
Retained earnings	1,151.2	1,100.3
Accumulated other comprehensive income (loss)	2.5	1.6
Treasury stock, at cost; 45,015,752 Class A Common Stock shares held at June 30, 2023 and 43,370,598 Class A Common Stock shares held at December 31, 2022	(1,117.6)	(1,026.9)
Total Stockholders’ Equity	876.7	895.2
Total Liabilities and Stockholders’ Equity	$5,081.6	$4,978.3

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2022	67.0	$0.7	(38.5)	$(798.7)	12.0	$0.1	$795.1	$1,138.9	$(1.1)	$1,135.0
Shares awarded under stock compensation plans	0.1	—	—	—	—	—	0.9	—	—	0.9
Purchases of treasury stock	—	—	(1.4)	(59.4)	—	—	—	—	—	(59.4)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.3	0.3
Stock compensation expense	—	—	—	—	—	—	8.6	—	—	8.6
Net income	—	—	—	—	—	—	—	94.8	—	94.8
Class A dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(7.2)	—	(7.2)
Class B dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(3.0)	—	(3.0)
Balance at June 30, 2022	67.1	$0.7	(39.9)	$(858.1)	12.0	$0.1	$804.6	$1,223.5	$(0.8)	$1,170.0

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2023	68.3	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$832.0	$1,138.1	$1.5	$854.8
Shares awarded under stock compensation plans	0.1	—	—	—	—	—	2.4	—	—	2.4
Effect of cash flow hedge instruments, net of tax expense of $0.3	—	—	—	—	—	—	—	—	1.0	1.0
Stock compensation expense	—	—	—	—	—	—	5.4	—	—	5.4
Net income	—	—	—	—	—	—	—	23.4	—	23.4
Class A dividends declared ($0.29 per share)	—	—	—	—	—	—	—	(6.8)	—	(6.8)
Class B dividends declared ($0.29 per share)	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at June 30, 2023	68.4	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$839.8	$1,151.2	$2.5	$876.7

See notes to unaudited condensed consolidated financial statements.

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4
Shares awarded under stock compensation plans	0.6	—	—	—	—	—	1.3	—	—	1.3
Purchases of treasury stock	—	—	(2.1)	(93.1)	—	—	—	—	—	(93.1)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.5	0.5
Stock compensation expense	—	—	—	—	—	—	13.1	—	—	13.1
Net income	—	—	—	—	—	—	—	192.1	—	192.1
Class A dividends declared ($0.37 per share)	—	—	—	—	—	—	—	(14.3)	—	(14.3)
Class B dividends declared ($0.37 per share)	—	—	—	—	—	—	—	(6.0)	—	(6.0)
Balance at June 30, 2022	67.1	$0.7	(39.9)	$(858.1)	12.0	$0.1	$804.6	$1,223.5	$(0.8)	$1,170.0

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	0.8	—	—	—	—	—	10.0	—	—	10.0
Purchases of treasury stock	—	—	(1.6)	(90.7)	—	—	—	—	—	(90.7)
Effect of cash flow hedge instruments, net of tax expense of $0.3	—	—	—	—	—	—	—	—	0.9	0.9
Stock compensation expense	—	—	—	—	—	—	10.4	—	—	10.4
Net income	—	—	—	—	—	—	—	71.1	—	71.1
Class A dividends declared ($0.57 per share)	—	—	—	—	—	—	—	(13.3)	—	(13.3)
Class B dividends declared ($0.57 per share)	—	—	—	—	—	—	—	(6.9)	—	(6.9)
Balance at June 30, 2023	68.4	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$839.8	$1,151.2	$2.5	$876.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71.1	$192.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	61.3	55.2
Debt issuance cost amortization	3.2	2.3
Stock-based compensation expense	10.4	13.1
Deferred income taxes	(6.7)	(7.4)
Asset impairment charges	62.6	—
Gain on disposal of dealerships and property and equipment	(20.2)	(1.2)
Other	0.8	0.7
Changes in assets and liabilities that relate to operations:
Receivables	62.4	58.8
Inventories	(245.7)	29.8
Other assets	(16.2)	1.6
Notes payable - floor plan – trade	9.5	(12.3)
Trade accounts payable and other liabilities	(11.4)	(26.4)
Total adjustments	(90.0)	114.2
Net cash (used in) provided by operating activities	(18.9)	306.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(75.1)	(28.4)
Purchases of land, property and equipment	(75.5)	(100.4)
Proceeds from sales of property and equipment	5.1	10.0
Proceeds from sales of dealerships	52.3	—
Net cash used in investing activities	(93.2)	(118.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on notes payable - floor plan - non-trade	172.9	(24.9)
Debt issuance costs	(1.6)	(0.3)
Principal payments of long-term debt	(63.1)	(24.7)
Principal payments of long-term lease liabilities	(4.7)	(3.1)
Purchases of treasury stock	(90.7)	(93.1)
Issuance of shares under stock compensation plans	10.0	1.3
Dividends paid	(20.2)	(15.0)
Net cash provided by (used in) financing activities	2.6	(159.8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109.5)	27.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	229.2	299.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$119.7	$327.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including amounts capitalized	$84.2	$52.6
Income taxes	$46.5	$59.0

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements – Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of recent accounting pronouncements.
Change in Accounting Principle – During the first quarter of 2023, Sonic voluntarily changed the date of its annual goodwill impairment test and other intangible assets impairment test from October 1 to April 30. This change is preferable under the circumstances as it provides Sonic with better alignment of the annual impairment test with the availability of final approved prospective financial information for use in projecting future cash flows in our impairment models. We intend to utilize the same valuation approach and do not expect the change in valuation date to produce different impairment results. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively, beginning with the April 30, 2023 impairment test date.
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
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 include approximately $27.0 million and $38.7 million, respectively, related to contract assets from F&I retro revenues recognition,

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which are recorded in receivables, net. Changes in contract assets from December 31, 2022 to June 30, 2023 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants.

2. Business Acquisitions and Dispositions
During the six months ended June 30, 2023, we acquired one business (consisting of five locations) in our Powersports Segment (as defined below) for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The preliminary allocation of the approximately $75.1 million aggregate gross purchase price included inventory of approximately $11.6 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.4 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million.
During the six months ended June 30, 2022, we acquired two business in our Franchised Dealerships Segment (as defined below) for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $28.4 million, including the impact of a $14.7 million post-close adjustment related to the acquisition of RFJ Auto Partners, Inc. and its subsidiaries completed in December 2021 (the “RFJ Acquisition”). The allocation of the approximately $13.7 million aggregate gross purchase price (excluding the $14.7 million post-close adjustment related to the RFJ Acquisition) included inventory of approximately $4.9 million, property and equipment of approximately $0.1 million, franchise assets of approximately $6.4 million, goodwill of approximately $1.3 million, other assets of approximately $1.1 million, and liabilities of approximately $0.1 million.
During the six months ended June 30, 2023, we disposed of one luxury franchised dealership, one domestic franchised dealership, and one mid-line import franchised dealership that generated net cash of approximately $52.3 million. We did not dispose of any stores during the six months ended June 30, 2022.
Revenues and other activities associated with disposed franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from operations	$(0.9)	$2.1	$0.8	$3.8
Gain (loss) on disposal	20.7	(0.1)	20.7	(0.1)
Pre-tax income (loss)	19.8	2.0	21.5	3.7
Total Revenues	$27.4	$40.6	$70.1	$80.4
On June 22, 2023, we announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. Subsequent to June 30, 2023, we closed three Northwest Motorsport pre-owned locations within the EchoPark Segment (as defined below) (collectively, these 25 locations represent the "closed EchoPark stores"). This decision was made to better align the EchoPark Segment operations with current pre-owned vehicle market conditions that continue to be negatively impacted by lower production of new vehicles over the past three years and historically low lease penetration rates. These conditions have resulted in lower availability of used vehicles and higher wholesale vehicle prices. In connection with this decision, Sonic recorded a charge totaling approximately $75.2 million. This charge included impairments of $32.5 million related to fixed assets, $16.0 million related to right-of-use assets and $14.1 million related to cease-use accruals; $0.4 million related to lease exit charges; $10.0 million of inventory valuation adjustments (of which $5.8 million relates to stores with ongoing operations at EchoPark locations and $1.9 million relates to ongoing operations of Northwest Motorsport locations); and $2.2 million related to severance. The locations within our EchoPark Segment with indefinitely suspended operations or that were closed are not considered disposed and therefore are not included in the above table disclosing the effect of disposed dealerships on continued operations.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
	(In millions)
New vehicles	$621.0	$449.3
Used vehicles	563.2	534.0
Service loaners	162.1	143.8
Parts, accessories and other	102.5	89.7
Inventories	$1,448.8	$1,216.8

4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
	(In millions)
Land	$482.5	$478.2
Buildings and improvements	1,401.5	1,365.3
Furniture, fixtures and equipment	518.1	504.1
Construction in progress	48.4	57.0
Total, at cost	2,450.5	2,404.6
Less accumulated depreciation	(886.4)	(842.9)
Subtotal	1,564.1	1,561.7
Less assets held for sale (1)	(4.7)	—
Property and equipment, net	$1,559.4	$1,561.7
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and six months ended June 30, 2023, capital expenditures were approximately $38.3 million and $75.5 million, respectively, and in the three and six months ended June 30, 2022, capital expenditures were approximately $41.6 million and $100.4 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark and powersports stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores.
Fixed asset impairment charges for the three and six months ended June 30, 2023 were approximately $32.5 million, the majority of which relate to our decision to indefinitely suspend operations at certain locations with our EchoPark Segment and to close certain Northwest Motorsport stores. There were no fixed asset impairment charges for the three and six months ended June 30, 2022.
5. Goodwill and Intangible Assets
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for impairment at least annually (as of April 30 of each year) or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow (“DCF”) method that utilizes inputs, including, projected revenues, margin, terminal growth rates, discount rates and a market capitalization reconciliation.

We have completed our impairment testing as of April 30, 2023 and have determined there was no impairment.

In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue,

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We have completed our impairment testing as of April 30, 2023 and have determined there was no impairment.
The changes in the carrying amount of goodwill for June 30, 2023 and December 31, 2022 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2021 (1)	$251.2	$165.2	$—	$416.4
Additions through current year acquisitions	5.1	—	9.2	14.3
Reductions from impairment	—	(202.9)	—	(202.9)
Prior year acquisition allocations	(34.5)	37.7	—	3.2
Balance at December 31, 2022 (2)	$221.8	$—	$9.2	$231.0
Additions through current year acquisitions	—	—	11.9	11.9
Reductions from dispositions	(1.8)	—	—	(1.8)
Prior year acquisition allocations	—	—	1.4	1.4
Balance at June 30, 2023 (2)	$220.0	$—	$22.5	$242.5
(1)Net of accumulated impairment losses of $1.1 billion related to the Franchised Dealerships Segment.
(2)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.
The carrying amount of indefinite lived franchise assets was approximately $417.4 million and $396.7 million as of June 30, 2023 and December 31, 2022, respectively. We did not record any impairment charges as of six months ended June 30, 2023 or December 31, 2022.
6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
	(In millions)
2021 Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
2019 Mortgage Facility (2)	319.0	327.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	169.5	186.6
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR or SOFR	77.9	116.0
Subtotal	$1,716.4	$1,779.6
Debt issuance costs	(26.1)	(27.9)
Total debt	1,690.3	1,751.7
Less current maturities	(60.8)	(79.5)
Long-term debt	$1,629.5	$1,672.2
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 135 basis points above one-month Term SOFR (as defined below) at June 30, 2023 and 110 basis points above one-month Term SOFR at December 31, 2022.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 160 basis points above one-month Term SOFR (as defined below) at June 30, 2023 and 135 basis points above one-month Term SOFR at December 31, 2022.
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to the lesser of $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the applicable revolving borrowing base, and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.9 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility that comprise the 2021 Floor Plan Facilities as the Company requests, with no more than 40% of the aggregate commitments allocated to the commitments under the used vehicle revolving floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes. On October 7, 2022, we entered into an amendment to the 2021 Credit Facilities (the “Second Credit Facility Amendment”) to, among other things: (i) replace the 2021 Credit Facilities’ London InterBank Offered Rate (“LIBOR”)-based Eurodollar reference interest rate option with a reference interest rate option based upon one-month Term SOFR (as defined in the 2021 Credit Facilities) (the conversion of the interest rate benchmark from LIBOR to one-month Term SOFR included a 10-basis point credit spread adjustment); (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the 2021 Revolving Credit Facility; (iii) amend the minimum amount for commitments under the 2021 Revolving Credit Facility and the proportion that such commitments under the 2021 Revolving Credit Facility may compose of the total commitments made by the lenders; and (iv) adjust aspects of the offset account used for voluntary reductions to loans under the 2021 Floor Plan Facilities.

As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). The 2021 Revolving Credit Facility may be increased at our option up to $400.0 million upon satisfaction of certain conditions. As of June 30, 2023, the 2021 Revolving Borrowing Base was approximately $301.1 million based on balances as of such date. As of June 30, 2023, we had no outstanding borrowings and approximately $12.1 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $289.0 million remaining borrowing availability under the 2021 Revolving Credit Facility.

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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On November 17, 2022, in connection with the closing of the amendment, the Company incurred a term loan under the 2019 Mortgage Facility with a principal amount of $320.0 million, with a portion of the proceeds used to repay the entire $77.6 million principal amount of the prior term loan. The $320.0 million borrowing amortizes on a fixed schedule through the maturity date. In addition, the lenders under the 2019 Mortgage Facility committed to providing, upon the terms set forth in the amendment and upon the pledging of sufficient collateral by the Company, delayed draw-term loans in an aggregate principal amount up to $78.0 million (the “Delayed Draw Credit Facility”), and revolving loans in an aggregate principal amount not to exceed $95.0 million outstanding. On November 18, 2022, the Company incurred a term loan under the Delayed Draw Credit Facility with a principal amount of $7.0 million. The aggregate commitments of the lenders under the 2019 Mortgage Facility equal a total of $500.0 million, upon satisfaction of the conditions set forth in the 2019 Mortgage Facility, including the appraisal and pledging of collateral of a specified value. The amendment also amended the 2019 Mortgage Facility to, among other things: (1) replace the 2019 Mortgage Facility’s LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one-month Term SOFR (as defined in the 2019 Mortgage Facility); and (2) make changes to the pricing grid for loans incurred under the 2019 Mortgage Facility, which price is based on an incremental interest margin calculated based on the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the 2019 Mortgage Facility).
Under the 2019 Mortgage Facility, Sonic has a maximum borrowing limit of $500.0 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. Based on balances as of June 30, 2023, we had approximately $319.0 million of outstanding borrowings under the 2019 Mortgage Facility.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Mortgage Notes to Finance Companies
As of June 30, 2023, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 5.16% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $247.4 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2024 to 2033.
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
We were in compliance with the financial covenants under the 2021 Credit Facilities and the 2019 Mortgage Facility as of June 30, 2023. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
June 30, 2023 actual	1.30	1.62	2.72
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2023, we had approximately $300.6 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2023.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2023, the ratio was 12.40 to 1.00.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.0 million as of June 30, 2023 and there was not any material exposure with respect to these indemnifications at December 31, 2022. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2023.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both June 30, 2023 and December 31, 2022 was approximately $4.3 million.
Legal Matters
Sonic is involved, and expects to continue to be involved, in various legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic is unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, Sonic does not believe it is reasonably possible that its current and threatened legal proceedings will have a material adverse effect on Sonic’s business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on Sonic’s financial results.

There were no significant liabilities recorded related to legal matters as of June 30, 2023 and December 31, 2022.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2023	December 31, 2022
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$40.1	$38.2
Interest rate caps designated as hedges (2)	2.9	—
Total assets	$43.0	$38.2

Liabilities:
Deferred compensation plan (3)	$23.0	$21.1
Total liabilities	$23.0	$21.1
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of June 30, 2023, approximately $1.9 million and $1.0 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets.
(3)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

In conjunction with the approximately $75.2 million charge recorded during the three and six months ended June 30, 2023 related to the decision to indefinitely suspend operations at certain EchoPark locations and to close certain Northwest Motorsport stores discussed above, Sonic was required to adjust certain real estate assets to fair value on a non-recurring basis. After adjustments of $5.7 million, the recorded balances were $55.5 million at June 30, 2023. The book value of such assets may be reevaluated as changes in circumstances require.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023 and December 31, 2022, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of June 30, 2023 and December 31, 2022, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$408.8	$500.0	$390.3	$500.0
4.625% Notes (1)	$544.4	$650.0	$519.5	$650.0
Mortgage Notes (2)	$161.8	$169.5	$174.0	$186.6
(1)As determined by market quotations from similar securities as of June 30, 2023 and December 31, 2022, respectively (Level 2).
(2)As determined by the DCF method (Level 2)
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.
9. Segment Information
As of June 30, 2023, Sonic had three operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”); and (3) retail locations that sell new and used powersports vehicles, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Powersports Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,583.3	$1,341.7	$3,004.3	$2,687.4
Fleet new vehicles	28.3	19.9	47.1	38.0
Total new vehicles	1,611.6	1,361.6	3,051.4	2,725.4
Used vehicles	774.5	871.9	1,542.0	1,725.7
Wholesale vehicles	55.6	79.2	114.0	185.5
Parts, service and collision repair	433.4	398.1	857.2	778.7
Finance, insurance and other, net	132.2	129.8	249.4	256.2
Franchised Dealerships Segment revenues	$3,007.3	$2,840.6	$5,814.0	$5,671.5

EchoPark Segment revenues:
Retail new vehicles	$—	$1.3	$1.0	$5.7
Used vehicles	524.0	574.5	1,096.5	1,089.8
Wholesale vehicles	35.5	42.0	62.5	104.5
Finance, insurance and other, net	41.1	43.1	91.1	83.0
EchoPark Segment revenues	$600.6	$660.9	$1,251.1	$1,283.0

Powersports Segment revenues:
Retail new vehicles	$24.9	$1.2	$45.7	$2.5
Used vehicles	7.4	1.9	12.3	2.9
Wholesale vehicles	0.4	0.2	0.5	0.2
Parts, service and collision repair	10.3	1.1	17.0	1.8
Finance, insurance and other, net	2.0	0.3	3.5	0.5
Powersports Segment revenues	$45.0	$4.7	$79.0	$7.9

Total consolidated revenues	$3,652.9	$3,506.2	$7,144.1	$6,962.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment	$145.9	$162.1	$255.8	$326.0
EchoPark Segment	(52.8)	(34.2)	(99.7)	(69.6)
Powersports Segment	2.0	(0.7)	2.6	(0.3)
Income before taxes	$32.5	$127.2	$96.1	$256.1
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Depreciation and Amortization:
Franchised Dealerships Segment	$27.9	$25.3	$54.5	$50.0
EchoPark Segment	7.4	5.8	14.4	10.9
Powersports Segment	0.8	0.1	1.6	0.2
Total depreciation and amortization	$36.1	$31.2	$70.5	$61.1

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Floor Plan Interest Expense:
Franchised Dealerships Segment (1)	$11.9	$3.9	$21.8	$7.2
EchoPark Segment	4.8	2.2	9.3	3.9
Powersports Segment	0.3	—	0.4	—
Total floor plan interest expense	$17.0	$6.1	$31.5	$11.1
(1)Amount is net of interest earned on the floor plan deposit balance of $4.6 million and $0.8 million in the three months ended June 30, 2023 and 2022, respectively, and $8.7 million and $1.4 million in the six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$27.5	$20.2	$54.4	$40.3
EchoPark Segment	0.9	1.1	1.8	1.8
Powersports Segment	0.5	—	1.1	—
Total interest expense, other, net	$28.9	$21.3	$57.3	$42.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Capital Expenditures:
Franchised Dealerships Segment	$34.4	$21.9	$65.4	$52.0
EchoPark Segment	2.8	19.7	8.5	48.4
Powersports Segment	1.1	—	1.6	—
Total capital expenditures	$38.3	$41.6	$75.5	$100.4

	June 30, 2023	December 31, 2022
	(In millions)
Assets:
Franchised Dealerships Segment	$4,439.3	$4,091.7
EchoPark Segment	28.1	267.6
Powersports Segment	207.5	117.8
Corporate and other:
Cash and cash equivalents	119.7	229.2
Floor plan deposit balance	287.0	272.0
Total assets	$5,081.6	$4,978.3

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
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark segment used vehicles, wholesale vehicles, and finance, insurance, and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of June 30, 2023: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of July 27, 2023, we operated 108 stores in the Franchised Dealerships Segment, 25 stores in the EchoPark Segment and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 134 new vehicle franchises (representing 28 different brands of cars and light trucks) and 16 collision repair centers in 18 states. As of July 27, 2023, we operated 25 EchoPark stores in 11 states, including 7 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021 that are included in the EchoPark Segment.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) unit sales volume increased 16% and 11%, to approximately 15.6 million and 15.4 million vehicles for the three and six months ended June 30, 2023, respectively, compared to approximately 13.5 million and 13.9 million vehicles for the three and six months ended June 30, 2022, respectively, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2023 new vehicle industry volume will be between 15.0 million vehicles (an increase of 9.5% compared to 2022) and 16.0 million vehicles (an increase of 16.8% compared to 2022). The ongoing effects of supply chain disruptions as a result of the COVID-19 pandemic, availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2023 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle unit sales volume (which excludes fleet new vehicle sales). According to PIN from J.D. Power, industry retail new vehicle unit sales volume increased 10% and 5%, to approximately 12.8 million and 12.7 million vehicles for the three and six months ended June 30, 2023, respectively, from approximately 11.6 million and 12.1 million vehicles for the three and six months ended June 30, 2022.
Impact of COVID-19 and Supply Chain Disruptions
The global automotive supply chain has been significantly disrupted since the onset of the COVID-19 pandemic, primarily related to the production of semiconductors and other components that are used in many modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing has operated for multiple years at lower than usual production levels, reducing the amount of new vehicle inventory and certain parts inventory available to our dealerships. These inventory constraints have led to low new and used vehicle inventory and a volatile new and used vehicle pricing environment. New vehicle and certain parts production levels have improved; however, there is a risk that higher production levels and new vehicle inventory on hand may not result in incremental retail new vehicle sales volume, which could cause actual 2023 new vehicle industry volume to vary from our expectations.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the first quarter of 2022, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
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
Retail new vehicle revenue increased 18% and 11% during the three and six months ended June 30, 2023, respectively, primarily driven by a 12% and 6% increase in retail new vehicle unit sales volume, respectively, and a 5% and 6% increase in retail new vehicle average selling prices, respectively. Retail new vehicle gross profit decreased 16% and 17% during the three and six months ended June 30, 2023, respectively, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory, which drove lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,700 per unit, or 25%, to $4,986 per unit during the three months ended June 30, 2023, and decreased $1,409 per unit, or 21%, to $5,215 per unit during the six months ended June 30, 2023. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 31 and 21 days as of June 30, 2023 and 2022, respectively.
Retail used vehicle revenue decreased 11% during both the three and six months ended June 30, 2023, driven primarily by a 10% and 9% decrease in retail used vehicle unit sales volume, respectively. Retail used vehicle gross profit decreased 13% and 16% during the three and six months ended June 30, 2023, respectively, due to lower retail used vehicle gross profit per unit and a decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $45 per unit, or 3%, to $1,618 per unit during the three months ended June 30, 2023, and decreased $125 per unit, or 7%, to $1,593 per unit during the six months ended June 30, 2023, due primarily to higher inventory acquisition costs and lower retail used vehicle

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
average selling prices. Wholesale vehicle gross profit decreased by approximately $0.3 million and $2.3 million in the three and six months ended June 30, 2023, respectively, due primarily to a $43 per unit, or 41%, decrease in wholesale vehicle gross profit per unit during the three months ended June 30, 2023 and a $203 per unit, or 282%, increase in wholesale vehicle gross profit per unit during the six months ended June 30, 2023. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 days as of both June 30, 2023 and 2022.
Fixed Operations revenue increased 9% and 10% during the three and six months ended June 30, 2023, respectively, and Fixed Operations gross profit increased 9% and 10% during the three and six months ended June 30, 2023, respectively. Fixed Operations gross margin decreased 10 basis points, to 49.6%, during the three months ended June 30, 2023, and increased 10 basis points, to 49.5%, during the six months ended June 30, 2023.
F&I revenue increased 4% and remained flat during the three and six months ended June 30, 2023, respectively, driven primarily by higher retail new vehicle average selling prices. F&I gross profit per retail unit increased $100 per unit, to $2,522, and increased $45 per unit, to $2,452 per unit, during the three and six months ended June 30, 2023, respectively. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines.
EchoPark Segment
The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. Unless otherwise noted, all comparisons are to the prior year period.
On June 22, 2023, Sonic announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, we subsequently closed three Northwest Motorsport pre-owned locations within the EchoPark segment (collectively, these 25 locations represent the “closed EchoPark stores”). This decision was made to better align the EchoPark Segment operations with current pre-owned vehicle market conditions that continue to be negatively impacted by lower production of new vehicles over the past three years and historically low lease penetration rates. These conditions have resulted in lower availability of used vehicles and higher wholesale vehicle prices. In connection with this decision, Sonic recorded a charge totaling approximately $75.2 million. This charge included impairments of $32.5 million related to fixed assets, $16.0 million related to right-of-use assets and $14.1 million related to cease-use accruals; $0.4 million related to lease exit charges; $10.0 million of inventory valuation adjustments (of which $5.8 million relates to stores with ongoing operations at EchoPark locations and $1.9 million relates to ongoing operations of Northwest Motorsport locations); and $2.2 million related to severance.
Reported total revenue decreased 9% and 3% during the three and six months ended June 30, 2023, respectively, driven primarily by a decrease in retail used vehicle average selling prices, offset partially by an increase in retail used vehicle unit sales volume. Reported total gross profit decreased 44% and 27% during the three and six months ended June 30, 2023, respectively, primarily due to a decrease in retail used vehicle gross profit (loss) per unit as a result of higher inventory acquisition costs.
Reported retail used vehicle revenue decreased 9% and increased 1% during the three and six months ended June 30, 2023, respectively, driven primarily by a decrease in retail used vehicle average selling prices, partially offset by an increase in retail used vehicle unit sales volume. F&I revenue decreased 5% during the three months ended June 30, 2023, driven by lower retail used vehicle average selling prices, and increased 10% during the six months ended June 30, 2023, driven primarily by an 18% increase in retail used vehicle unit sales volume. Reported combined retail used vehicle and F&I gross profit per unit decreased $1,182 per unit, or 43%, to $1,569 per unit during the three months ended June 30, 2023, and decreased $980 per unit, or 36%, to $1,750 per unit during the six months ended June 30, 2023, due primarily to higher inventory acquisition costs as a result of increases in wholesale auction prices during the three and six months ended June 30, 2023.
Reported wholesale vehicle gross profit decreased by approximately $1.7 million and $2.2 million during the three and six months ended June 30, 2023, respectively, due primarily to a decrease in wholesale vehicle gross profit per unit. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 39 and 53 days as of June 30, 2023 and 2022, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same market total revenues increased 23% and 34% during the three and six months ended June 30, 2023, respectively, driven primarily by an increase retail used vehicle and wholesale vehicle unit sales volume. Same market total gross profit increased 27% and 42% during the three and six months ended June 30, 2023, respectively, driven primarily by an increase in retail used vehicle and wholesale vehicle unit sales volume.
Powersports Segment
The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. In the first quarter of 2023, we acquired one powersports business with five locations.
In the three and six months ended June 30, 2023, reported total revenue was $45.0 million and $79.0 million, respectively, and reported total gross profit was $12.8 million and $22.6 million, respectively.
Reported retail new vehicle revenue for the three and six months ended June 30, 2023 was $24.9 million and $45.7 million, respectively, and reported retail new vehicle gross profit was $4.5 million and $8.5 million, respectively, based on a retail new vehicle average selling price of $17,827 and $18,254, respectively, and a retail new vehicle gross profit per unit of $3,235 per unit and $3,385 per unit, respectively. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 111 days as of June 30, 2023. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality.
Reported retail used vehicle revenue for the three and six months ended June 30, 2023 was $7.4 million and $12.3 million, respectively, and reported retail used vehicle gross profit was $1.3 million and $2.4 million, respectively, based on a retail used vehicle average selling price of $10,765 and $10,804, respectively, and a retail used vehicle gross profit per unit of $1,942 per unit and $2,093 per unit, respectively. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 50 days as of June 30, 2023. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality.
Reported Fixed Operations revenue for the three and six months ended June 30, 2023 was $10.3 million and $17.0 million, respectively, and reported Fixed Operations gross profit was $5.0 million and $8.3 million, respectively. Customer pay revenue for the three and six months ended June 30, 2023 was $3.5 million and $6.0 million, respectively, and customer pay gross profit was $1.9 million and $3.3 million, respectively. Warranty revenue for the three and six months ended June 30, 2023 was $0.4 million and $0.8 million, respectively, and warranty gross profit was $0.3 million and $0.4 million, respectively. Wholesale parts revenue for the three and six months ended June 30, 2023 was $0.2 million and $0.3 million, respectively. There was no wholesale parts gross profit for the three months ended June 30, 2023 and wholesale parts gross profit for the six months ended June 30, 2023 was $0.1 million. Internal, sublet and other revenue for the three and six months ended June 30, 2023 was $6.2 million and $9.9 million, respectively, and internal, sublet and other gross profit was $2.8 million and $4.5 million, respectively.
Reported F&I revenue for the three and six months ended June 30, 2023 was $2.0 million and $3.5 million, respectively, based on F&I gross profit per retail unit of $952 and $964, respectively.

Results of Operations – Consolidated

As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the first quarter of 2022, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.

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
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Brand	2023	2022	2023	2022
Luxury:
BMW	24.7%	23.9%	25.1%	24.5%
Mercedes	14.8%	12.6%	14.2%	11.9%
Audi	6.0%	6.3%	5.9%	5.7%
Lexus	4.9%	4.9%	4.7%	4.8%
Porsche	3.7%	4.9%	3.9%	3.8%
Land Rover	3.2%	1.9%	3.8%	2.6%
Cadillac	2.0%	2.1%	2.1%	2.1%
Volvo	1.1%	1.2%	1.1%	1.1%
MINI	1.0%	0.8%	1.0%	0.8%
Other Luxury (1)	0.1%	0.5%	0.4%	0.5%
Total Luxury	61.5%	59.1%	62.2%	57.8%
Mid-line Import:
Honda	10.9%	8.2%	10.6%	8.8%
Toyota	8.5%	9.0%	8.2%	9.1%
Volkswagen	1.4%	2.0%	1.5%	1.8%
Hyundai	1.3%	1.8%	1.4%	1.6%
Other Mid-line Import (2)	1.5%	1.5%	1.4%	1.7%
Total Mid-line Import	23.6%	22.5%	23.1%	23.0%
Domestic:
General Motors (3)	5.5%	7.6%	6.0%	7.4%
Chrysler	5.1%	5.6%	4.3%	6.4%
Ford	4.3%	5.2%	4.4%	5.4%
Total Domestic	14.9%	18.4%	14.7%	19.2%
Total	100.0%	100.0%	100.0%	100.0%
(1)Includes Alfa Romeo, Infiniti, Jaguar and Maserati.
(2)Includes Mazda, Nissan and Subaru.
(3)Includes Buick, Chevrolet and GMC.

The U.S. retail automotive industry’s new vehicle unit sales volume reflects all brands marketed or sold in the U.S. This industry sales volume includes brands we do not sell and markets in which we do not operate, therefore, changes in our new vehicle unit sales volume may not trend directly in line with changes in the industry new vehicle unit sales volume. We believe that the industry retail new vehicle unit sales volume is a more meaningful metric for comparing our new vehicle unit sales volume to the industry due to our minimal fleet vehicle business.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. retail new vehicle industry volume, fleet new vehicle industry volume and total new vehicle industry volume were as follows:

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2023	2022	% Change	2023	2022	% Change
	(In millions of vehicles)
U.S. industry volume – Retail new vehicle (1)	12.8	11.6	10%	12.7	12.1	5%
U.S. industry volume – Fleet new vehicle	2.8	1.9	47%	2.7	1.8	50%
U.S. industry volume – Total new vehicle (1)	15.6	13.5	16%	15.4	13.9	11%
(1)Source: PIN from J.D. Power

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,608.2	$1,344.3	$263.9	20%
Fleet new vehicle revenue	28.3	19.8	8.5	43%
Total new vehicle revenue	$1,636.5	$1,364.1	$272.4	20%

Retail new vehicle gross profit	$141.4	$168.3	$(26.9)	(16)%
Fleet new vehicle gross profit	1.3	0.9	0.4	44%
Total new vehicle gross profit	$142.7	$169.2	$(26.5)	(16)%

Retail new vehicle unit sales	28,754	24,427	4,327	18%
Fleet new vehicle unit sales	590	422	168	40%
Total new vehicle unit sales	29,344	24,849	4,495	18%

Revenue per new retail unit	$55,929	$55,031	$898	2%
Revenue per new fleet unit	$48,038	$47,150	$888	2%
Total revenue per new unit	$55,771	$54,898	$873	2%

Gross profit per new retail unit	$4,918	$6,890	$(1,972)	(29)%
Gross profit per new fleet unit	$2,099	$2,235	$(136)	(6)%
Total gross profit per new unit	$4,861	$6,811	$(1,950)	(29)%

Retail gross profit as a % of revenue	8.8%	12.5%	(370)	bps
Fleet gross profit as a % of revenue	4.4%	4.7%	(30)	bps
Total new vehicle gross profit as a % of revenue	8.7%	12.4%	(370)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$3,051.0	$2,695.6	$355.4	13%
Fleet new vehicle revenue	47.1	38.0	9.1	24%
Total new vehicle revenue	$3,098.1	$2,733.6	$364.5	13%

Retail new vehicle gross profit	$279.5	$336.0	$(56.5)	(17)%
Fleet new vehicle gross profit	2.1	1.8	0.3	17%
Total new vehicle gross profit	$281.6	$337.8	$(56.2)	(17)%

Retail new vehicle unit sales	54,411	49,114	5,297	11%
Fleet new vehicle unit sales	1,031	782	249	32%
Total new vehicle unit sales	55,442	49,896	5,546	11%

Revenue per new retail unit	$56,073	$54,884	$1,189	2%
Revenue per new fleet unit	$45,746	$48,640	$(2,894)	(6)%
Total revenue per new unit	$55,881	$54,786	$1,095	2%

Gross profit per new retail unit	$5,137	$6,841	$(1,704)	(25)%
Gross profit per new fleet unit	$2,065	$2,287	$(222)	(10)%
Total gross profit per new unit	$5,080	$6,770	$(1,690)	(25)%

Retail gross profit as a % of revenue	9.2%	12.5%	(330)	bps
Fleet gross profit as a % of revenue	4.5%	4.7%	(20)	bps
Total new vehicle gross profit as a % of revenue	9.1%	12.4%	(330)	bps

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,305.9	$1,448.3	$(142.4)	(10)%
Gross profit	$31.5	$46.6	$(15.1)	(32)%
Unit sales	42,972	44,764	(1,792)	(4)%
Revenue per unit	$30,390	$32,355	$(1,965)	(6)%
Gross profit per unit	$732	$1,041	$(309)	(30)%
Gross profit as a % of revenue	2.4%	3.2%	(80)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,650.8	$2,818.4	$(167.6)	(6)%
Gross profit	$61.5	$94.4	$(32.9)	(35)%
Unit sales	88,503	86,837	1,666	2%
Revenue per unit	$29,952	$32,457	$(2,505)	(8)%
Gross profit per unit	$695	$1,087	$(392)	(36)%
Gross profit as a % of revenue	2.3%	3.3%	(100)	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since March 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) may begin to return toward long-term normalized levels in the second half of 2023, but may continue to experience volatility into 2024 or beyond. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$91.5	$121.4	$(29.9)	(25)%
Gross profit (loss)	$(1.0)	$1.2	$(2.2)	(183)%
Unit sales	8,801	8,545	256	3%
Revenue per unit	$10,386	$14,205	$(3,819)	(27)%
Gross profit (loss) per unit	$(111)	$129	$(240)	(186)%
Gross profit (loss) as a % of revenue	(1.1)%	1.0%	(210)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$177.0	$290.2	$(113.2)	(39)%
Gross profit (loss)	$2.1	$2.5	$(0.4)	(16)%
Unit sales	17,207	18,966	(1,759)	(9)%
Revenue per unit	$10,280	$15,301	$(5,021)	(33)%
Gross profit (loss) per unit	$119	$139	$(20)	(14)%
Gross profit (loss) as a % of revenue	1.2%	0.9%	30	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$228.6	$169.0	$59.6	35%
Warranty	59.0	54.7	4.3	8%
Wholesale parts	53.4	50.2	3.2	6%
Internal, sublet and other	102.7	125.3	(22.6)	(18)%
Total revenue	$443.7	$399.2	$44.5	11%

Gross profit
Customer pay	$123.4	$97.3	$26.1	27%
Warranty	34.5	32.5	2.0	6%
Wholesale parts	9.4	9.0	0.4	4%
Internal, sublet and other	53.1	59.8	(6.7)	(11)%
Total gross profit	$220.4	$198.6	$21.8	11%

Gross profit as a % of revenue
Customer pay	54.0%	57.6%	(360)	bps
Warranty	58.5%	59.4%	(90)	bps
Wholesale parts	17.7%	18.0%	(30)	bps
Internal, sublet and other	51.7%	47.7%	400	bps
Total gross profit as a % of revenue	49.7%	49.8%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$411.4	$329.2	$82.2	25%
Warranty	118.1	107.8	10.3	10%
Wholesale parts	108.0	100.0	8.0	8%
Internal, sublet and other	236.7	243.5	(6.8)	(3)%
Total revenue	$874.2	$780.5	$93.7	12%

Gross profit
Customer pay	$230.0	$189.4	$40.6	21%
Warranty	69.2	64.1	5.1	8%
Wholesale parts	19.2	17.9	1.3	7%
Internal, sublet and other	114.9	114.3	0.6	1%
Total gross profit	$433.3	$385.7	$47.6	12%

Gross profit as a % of revenue
Customer pay	55.9%	57.5%	(160)	bps
Warranty	58.6%	59.5%	(90)	bps
Wholesale parts	17.8%	17.9%	(10)	bps
Internal, sublet and other	48.5%	47.0%	150	bps
Total gross profit as a % of revenue	49.6%	49.4%	20	bps

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
Our consolidated reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$175.3	$173.2	$2.1	1%
Total combined retail new and used vehicle unit sales	71,726	69,191	2,535	4%
Gross profit per retail unit (excludes fleet)	$2,445	$2,503	$(58)	(2)%

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$344.0	$339.7	$4.3	1%
Total combined retail new and used vehicle unit sales	142,914	135,951	6,963	5%
Gross profit per retail unit (excludes fleet)	$2,407	$2,499	$(92)	(4)%

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of franchised dealership stores since the first quarter of 2022, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,558.2	$1,323.9	$234.3	18%
Acquisitions, open points, dispositions and holding company	25.1	17.8	7.3	NM
Total as reported	$1,583.3	$1,341.7	$241.6	18%

Fleet new vehicle revenue:
Same store	$28.4	$19.9	$8.5	43%
Acquisitions, open points, dispositions and holding company	(0.1)	—	(0.1)	NM
Total as reported	$28.3	$19.9	$8.4	42%

Total new vehicle revenue:
Same store	$1,586.6	$1,343.8	$242.8	18%
Acquisitions, open points, dispositions and holding company	25.0	17.8	7.2	40.4%
Total as reported	$1,611.6	$1,361.6	$250.0	18%

Retail new vehicle gross profit:
Same store	$133.8	$160.0	$(26.2)	(16)%
Acquisitions, open points, dispositions and holding company	3.1	7.3	(4.2)	NM
Total as reported	$136.9	$167.3	$(30.4)	(18)%

Fleet new vehicle gross profit:
Same store	$1.2	$0.9	$0.3	33%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$1.3	$0.9	$0.4	44%

Total new vehicle gross profit:
Same store	$135.1	$161.0	$(25.9)	(16)%
Acquisitions, open points, dispositions and holding company	3.1	7.2	(4.1)	NM
Total as reported	$138.2	$168.2	$(30.0)	(18)%

Retail new vehicle unit sales:
Same store	26,844	23,936	2,908	12%
Acquisitions, open points, dispositions and holding company	514	406	108	NM
Total as reported	27,358	24,342	3,016	12%

Fleet new vehicle unit sales:
Same store	590	422	168	40%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	590	422	168	40%

Total new vehicle unit sales:
Same store	27,434	24,358	3,076	13%
Acquisitions, open points, dispositions and holding company	514	406	108	NM
Total as reported	27,948	24,764	3,184	13%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$2,953.7	$2,653.8	$299.9	11%
Acquisitions, open points, dispositions and holding company	50.6	33.6	17.0	NM
Total as reported	$3,004.3	$2,687.4	$316.9	12%

Fleet new vehicle revenue:
Same store	$47.2	$38.0	$9.2	24%
Acquisitions, open points, dispositions and holding company	(0.1)	—	(0.1)	NM
Total as reported	$47.1	$38.0	$9.1	24%

Total new vehicle revenue:
Same store	$3,000.9	$2,691.8	$309.1	11%
Acquisitions, open points, dispositions and holding company	50.5	33.6	16.9	50%
Total as reported	$3,051.4	$2,725.4	$326.0	12%

Retail new vehicle gross profit:
Same store	$265.1	$319.1	$(54.0)	(17)%
Acquisitions, open points, dispositions and holding company	5.8	14.7	(8.9)	NM
Total as reported	$270.9	$333.8	$(62.9)	(19)%

Fleet new vehicle gross profit:
Same store	$2.1	$1.8	$0.3	17%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$2.1	$1.8	$0.3	17%

Total new vehicle gross profit:
Same store	$267.2	$320.9	$(53.7)	(17)%
Acquisitions, open points, dispositions and holding company	5.8	14.7	(8.9)	NM
Total as reported	$273.0	$335.6	$(62.6)	(19)%

Retail new vehicle unit sales:
Same store	50,840	48,170	2,670	6%
Acquisitions, open points, dispositions and holding company	1,057	774	283	NM
Total as reported	51,897	48,944	2,953	6%

Fleet new vehicle unit sales:
Same store	1,031	782	249	32%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	1,031	782	249	32%

Total new vehicle unit sales:
Same store	51,871	48,952	2,919	6%
Acquisitions, open points, dispositions and holding company	1,057	774	283	NM
Total as reported	52,928	49,726	3,202	6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,583.3	$1,341.7	$241.6	18%
Fleet new vehicle revenue	28.3	19.9	8.4	42%
Total new vehicle revenue	$1,611.6	$1,361.6	$250.0	18%

Retail new vehicle gross profit	$136.9	$167.3	$(30.4)	(18)%
Fleet new vehicle gross profit	1.3	0.9	0.4	44%
Total new vehicle gross profit	$138.2	$168.2	$(30.0)	(18)%

Retail new vehicle unit sales	27,358	24,342	3,016	12%
Fleet new vehicle unit sales	590	422	168	40%
Total new vehicle unit sales	27,948	24,764	3,184	13%

Revenue per new retail unit	$57,875	$55,120	$2,755	5%
Revenue per new fleet unit	$48,038	$47,150	$888	2%
Total revenue per new unit	$57,667	$54,984	$2,683	5%

Gross profit per new retail unit	$5,003	$6,871	$(1,868)	(27)%
Gross profit per new fleet unit	$2,099	$2,235	$(136)	(6)%
Total gross profit per new unit	$4,942	$6,792	$(1,850)	(27)%

Retail gross profit as a % of revenue	8.6%	12.5%	(390)	bps
Fleet gross profit as a % of revenue	4.4%	4.7%	(30)	bps
Total new vehicle gross profit as a % of revenue	8.6%	12.4%	(380)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$3,004.3	$2,687.4	$316.9	12%
Fleet new vehicle revenue	47.1	38.0	9.1	24%
Total new vehicle revenue	$3,051.4	$2,725.4	$326.0	12%

Retail new vehicle gross profit	$270.9	$333.8	$(62.9)	(19)%
Fleet new vehicle gross profit	2.1	1.8	0.3	17%
Total new vehicle gross profit	$273.0	$335.6	$(62.6)	(19)%

Retail new vehicle unit sales	51,897	48,944	2,953	6%
Fleet new vehicle unit sales	1,031	782	249	32%
Total new vehicle unit sales	52,928	49,726	3,202	6%

Revenue per new retail unit	$57,890	$54,908	$2,982	5%
Revenue per new fleet unit	$45,746	$48,617	$(2,871)	(6)%
Total revenue per new unit	$57,654	$54,809	$2,845	5%

Gross profit per new retail unit	$5,221	$6,821	$(1,600)	(23)%
Gross profit per new fleet unit	$2,065	$2,285	$(220)	(10)%
Total gross profit per new unit	$5,159	$6,749	$(1,590)	(24)%

Retail gross profit as a % of revenue	9.0%	12.4%	(340)	bps
Fleet gross profit as a % of revenue	4.5%	4.7%	(20)	bps
Total new vehicle gross profit as a % of revenue	8.9%	12.3%	(340)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,558.2	$1,323.9	$234.3	18%
Fleet new vehicle revenue	28.4	19.9	8.5	43%
Total new vehicle revenue	$1,586.6	$1,343.8	$242.8	18%

Retail new vehicle gross profit	$133.8	$160.0	$(26.2)	(16)%
Fleet new vehicle gross profit	1.2	0.9	0.3	33%
Total new vehicle gross profit	$135.1	$161.0	$(25.9)	(16)%

Retail new vehicle unit sales	26,844	23,936	2,908	12%
Fleet new vehicle unit sales	590	422	168	40%
Total new vehicle unit sales	27,434	24,358	3,076	13%

Revenue per new retail unit	$58,048	$55,310	$2,738	5%
Revenue per new fleet unit	$48,038	$47,150	$888	2%
Total revenue per new unit	$57,832	$55,169	$2,663	5%

Gross profit per new retail unit	$4,986	$6,686	$(1,700)	(25)%
Gross profit per new fleet unit	$2,099	$2,235	$(136)	(6)%
Total gross profit per new unit	$4,924	$6,609	$(1,685)	(25)%

Retail gross profit as a % of revenue	8.6%	12.1%	(350)	bps
Fleet gross profit as a % of revenue	4.4%	4.7%	(30)	bps
Total new vehicle gross profit as a % of revenue	8.5%	12.0%	(350)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$2,953.7	$2,653.8	$299.9	11%
Fleet new vehicle revenue	47.2	38.0	9.2	24%
Total new vehicle revenue	$3,000.9	$2,691.8	$309.1	11%

Retail new vehicle gross profit	$265.1	$319.1	$(54.0)	(17)%
Fleet new vehicle gross profit	2.1	1.8	0.3	17%
Total new vehicle gross profit	$267.2	$320.9	$(53.7)	(17)%

Retail new vehicle unit sales	50,840	48,170	2,670	6%
Fleet new vehicle unit sales	1,031	782	249	32%
Total new vehicle unit sales	51,871	48,952	2,919	6%

Revenue per new retail unit	$58,098	$55,092	$3,006	5%
Revenue per new fleet unit	$45,746	$48,617	$(2,871)	(6)%
Total revenue per new unit	$57,853	$54,989	$2,864	5%

Gross profit per new retail unit	$5,215	$6,624	$(1,409)	(21)%
Gross profit per new fleet unit	$2,065	$2,285	$(220)	(10)%
Total gross profit per new unit	$5,152	$6,555	$(1,403)	(21)%

Retail gross profit as a % of revenue	9.0%	12.0%	(300)	bps
Fleet gross profit as a % of revenue	4.5%	4.7%	(20)	bps
Total new vehicle gross profit as a % of revenue	8.9%	11.9%	(300)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Retail new vehicle revenue increased 18%, due primarily to a 12% increase in retail new vehicle unit sales volume, as well as a 5% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $26.2 million, or 16%, as a result of lower retail new vehicle gross profit per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory. Retail new vehicle gross profit per unit decreased $1,700 per unit, or 25%, to $4,986 per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory than in the prior year period.
Same Store Franchised Dealerships Segment Retail New Vehicles – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Retail new vehicle revenue increased 11%, due primarily to a 6% increase in retail new vehicle unit sales volume, as well as a 5% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $54.0 million, or 17%, as a result of lower retail new vehicle gross profit per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory. Retail new vehicle gross profit per unit decreased $1,409 per unit, or 21%, to $5,215 per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory than in the prior year period.
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$761.9	$857.2	$(95.3)	(11)%
Acquisitions, open points, dispositions and holding company	12.6	14.7	(2.1)	NM
Total as reported	$774.5	$871.9	$(97.4)	(11)%

Retail used vehicle gross profit:
Same store	$40.0	$45.9	$(5.9)	(13)%
Acquisitions, open points, dispositions and holding company	4.5	(2.2)	6.7	NM
Total as reported	$44.5	$43.7	$0.8	2%

Retail used vehicle unit sales:
Same store	24,737	27,596	(2,859)	(10)%
Acquisitions, open points, dispositions and holding company	460	560	(100)	NM
Total as reported	25,197	28,156	(2,959)	(11)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$1,513.4	$1,695.2	$(181.8)	(11)%
Acquisitions, open points, dispositions and holding company	28.6	30.5	(1.9)	NM
Total as reported	$1,542.0	$1,725.7	$(183.7)	(11)%

Retail used vehicle gross profit:
Same store	$78.5	$93.0	$(14.5)	(16)%
Acquisitions, open points, dispositions and holding company	6.8	(2.4)	9.2	NM
Total as reported	$85.3	$90.6	$(5.3)	(6)%

Retail used vehicle unit sales:
Same store	49,260	54,099	(4,839)	(9)%
Acquisitions, open points, dispositions and holding company	1,044	1,135	(91)	NM
Total as reported	50,304	55,234	(4,930)	(9)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$774.5	$871.9	$(97.4)	(11)%
Gross profit	$44.5	$43.7	$0.8	2%
Unit sales	25,197	28,156	(2,959)	(11)%
Revenue per unit	$30,737	$30,967	$(230)	(1)%
Gross profit per unit	$1,765	$1,553	$212	14%
Gross profit as a % of revenue	5.7%	5.0%	70	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,542.0	$1,725.7	$(183.7)	(11)%
Gross profit	$85.3	$90.6	$(5.3)	(6)%
Unit sales	50,304	55,234	(4,930)	(9)%
Revenue per unit	$30,655	$31,243	$(588)	(2)%
Gross profit per unit	$1,695	$1,640	$55	3%
Gross profit as a % of revenue	5.5%	5.3%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$761.9	$857.2	$(95.3)	(11)%
Gross profit	$40.0	$45.9	$(5.9)	(13)%
Unit sales	24,737	27,596	(2,859)	(10)%
Revenue per unit	$30,799	$31,063	$(264)	(1)%
Gross profit per unit	$1,618	$1,663	$(45)	(3)%
Gross profit as a % of revenue	5.3%	5.4%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$1,513.4	$1,695.2	$(181.8)	(11)%
Gross profit	$78.5	$93.0	$(14.5)	(16)%
Unit sales	49,260	54,099	(4,839)	(9)%
Revenue per unit	$30,723	$31,334	$(611)	(2)%
Gross profit per unit	$1,593	$1,718	$(125)	(7)%
Gross profit as a % of revenue	5.2%	5.5%	(30)	bps
Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Retail used vehicle revenue decreased approximately $95.3 million, or 11%, driven primarily by a 10% decrease in retail used vehicle unit sales volume, as well as a 1% decrease in retail used vehicle average selling prices. Retail used vehicle gross profit decreased approximately $5.9 million, or 13%, driven primarily by the decrease in retail used vehicle unit sales volume and a $45 per unit, or 3%, decrease in retail used vehicle gross profit per unit during the second quarter of 2023.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Retail used vehicle revenue decreased approximately $181.8 million, or 11%, driven primarily by a 9% decrease in retail used vehicle unit sales volume, as well as a 2% decrease in retail used vehicle average selling prices. Retail used vehicle gross profit decreased approximately $14.5 million, or 16%, driven primarily by the decrease in retail used vehicle unit sales volume and a $125 per unit, or 7%, decrease in retail used vehicle gross profit per unit during the six months ended June 30, 2023.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$54.5	$78.3	$(23.8)	(30)%
Acquisitions, open points, dispositions and holding company	1.1	0.9	0.2	NM
Total as reported	$55.6	$79.2	$(23.6)	(30)%

Total wholesale vehicle gross profit (loss):
Same store	$(0.3)	$(0.6)	$0.3	50%
Acquisitions, open points, dispositions and holding company	(0.7)	0.1	(0.8)	NM
Total as reported	$(1.0)	$(0.5)	$(0.5)	(100)%

Total wholesale vehicle unit sales:
Same store	5,418	5,764	(346)	(6)%
Acquisitions, open points, dispositions and holding company	98	87	11	NM
Total as reported	5,516	5,851	(335)	(6)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$112.0	$183.0	$(71.0)	(39)%
Acquisitions, open points, dispositions and holding company	2.0	2.5	(0.5)	NM
Total as reported	$114.0	$185.5	$(71.5)	(39)%

Total wholesale vehicle gross profit (loss):
Same store	$1.4	$(0.9)	$2.3	256%
Acquisitions, open points, dispositions and holding company	(0.4)	—	(0.4)	NM
Total as reported	$1.0	$(0.9)	$1.9	211%

Total wholesale vehicle unit sales:
Same store	10,790	12,426	(1,636)	(13)%
Acquisitions, open points, dispositions and holding company	209	197	12	NM
Total as reported	10,999	12,623	(1,624)	(13)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$55.6	$79.2	$(23.6)	(30)%
Gross profit (loss)	$(1.0)	$(0.5)	$(0.5)	(100)%
Unit sales	5,516	5,851	(335)	(6)%
Revenue per unit	$10,057	$13,537	$(3,480)	(26)%
Gross profit (loss) per unit	$(164)	$(91)	$(73)	(80)%
Gross profit (loss) as a % of revenue	(1.6)%	(0.7)%	(90)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$114.0	$185.5	$(71.5)	(39)%
Gross profit (loss)	$1.0	$(0.9)	$1.9	211%
Unit sales	10,999	12,623	(1,624)	(13)%
Revenue per unit	$10,346	$14,696	$(4,350)	(30)%
Gross profit (loss) per unit	$79	$(74)	$153	207%
Gross profit (loss) as a % of revenue	0.8%	(0.5)%	130	bps
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$54.5	$78.3	$(23.8)	(30)%
Gross profit (loss)	$(0.3)	$(0.6)	$0.3	50%
Unit sales	5,418	5,764	(346)	(6)%
Revenue per unit	$10,072	$13,575	$(3,503)	(26)%
Gross profit (loss) per unit	$(61)	$(104)	$43	41%
Gross profit (loss) as a % of revenue	(0.6)%	(0.8)%	20	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$112.0	$183.0	$(71.0)	(39)%
Gross profit (loss)	$1.4	$(0.9)	$2.3	256%
Unit sales	10,790	12,426	(1,636)	(13)%
Revenue per unit	$10,379	$14,729	$(4,350)	(30)%
Gross profit (loss) per unit	$131	$(72)	$203	282%
Gross profit (loss) as a % of revenue	1.3%	(0.5)%	180	bps

We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 days as of both June 30, 2023 and 2022. Wholesale vehicle revenue and wholesale vehicle unit sales volume fluctuations are

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
typically a result of retail new and used vehicle unit sales volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Whenever possible, we prefer to sell a used vehicle through retail channels rather than wholesaling the vehicle at auction due to the opportunity to sell F&I products and to avoid auction and transportation fees.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Wholesale vehicle revenue decreased approximately $23.8 million, or 30%, driven primarily by a 26% decrease in wholesale vehicle revenue per unit and a 6% decrease in wholesale vehicle unit sales volume due to fewer trade-ins as a result of decreased retail new and used vehicle sales activity during the second quarter of 2023. Wholesale vehicle gross loss decreased approximately $0.3 million, driven primarily by a $43 per unit, or 41%, decrease in wholesale vehicle gross loss per unit as a result of higher wholesale auction prices.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Wholesale vehicle revenue decreased approximately $71.0 million or 39%, driven primarily by a 30% decrease in wholesale vehicle revenue per unit during the first six months of 2023. Wholesale vehicle gross profit (loss) improved approximately $2.3 million, driven primarily by a $203 per unit, or 282%, improvement in wholesale vehicle gross profit (loss) per unit, partially offset by a 13% decrease in wholesale vehicle unit sales volume due in part to fewer trade-ins as a result of decreased retail new and used vehicle sales activity during the first six months of 2023.
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$427.3	$392.5	$34.8	9%
Acquisitions, open points, dispositions and holding company	6.1	5.6	0.5	NM
Total as reported	$433.4	$398.1	$35.3	9%

Total Fixed Operations gross profit:
Same store	$212.0	$195.2	$16.8	9%
Acquisitions, open points, dispositions and holding company	3.4	2.9	0.5	NM
Total as reported	$215.4	$198.1	$17.3	9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$843.5	$767.9	$75.6	10%
Acquisitions, open points, dispositions and holding company	13.7	10.8	2.9	NM
Total as reported	$857.2	$778.7	$78.5	10%

Total Fixed Operations gross profit:
Same store	$417.5	$379.1	$38.4	10%
Acquisitions, open points, dispositions and holding company	7.5	5.7	1.8	NM
Total as reported	$425.0	$384.8	$40.2	10%
NM = Not Meaningful

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$204.6	$186.2	$18.4	10%
Warranty	58.7	54.4	4.3	8%
Wholesale parts	53.4	49.9	3.5	7%
Internal, sublet and other	116.7	107.6	9.1	8%
Total revenue	$433.4	$398.1	$35.3	9%

Gross profit
Customer pay	$115.0	$103.2	$11.8	11%
Warranty	34.3	32.3	2.0	6%
Wholesale parts	9.5	9.0	0.5	6%
Internal, sublet and other	56.6	53.6	3.0	6%
Total gross profit	$215.4	$198.1	$17.3	9%

Gross profit as a % of revenue
Customer pay	56.2%	55.4%	80	bps
Warranty	58.5%	59.4%	(90)	bps
Wholesale parts	17.7%	18.0%	(30)	bps
Internal, sublet and other	48.5%	49.8%	(130)	bps
Total gross profit as a % of revenue	49.7%	49.8%	(10)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$405.3	$362.6	$42.7	12%
Warranty	117.3	107.1	10.2	10%
Wholesale parts	107.7	99.6	8.1	8%
Internal, sublet and other	226.9	209.4	17.5	8%
Total revenue	$857.2	$778.7	$78.5	10%

Gross profit
Customer pay	$226.7	$201.0	$25.7	13%
Warranty	68.7	63.7	5.0	8%
Wholesale parts	19.1	17.8	1.3	7%
Internal, sublet and other	110.5	102.3	8.2	8%
Total gross profit	$425.0	$384.8	$40.2	10%

Gross profit as a % of revenue
Customer pay	55.9%	55.4%	50	bps
Warranty	58.6%	59.5%	(90)	bps
Wholesale parts	17.7%	17.9%	(20)	bps
Internal, sublet and other	48.7%	49.0%	(30)	bps
Total gross profit as a % of revenue	49.6%	49.4%	20	bps
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$201.8	$183.8	$18.0	10%
Warranty	57.7	53.4	4.3	8%
Wholesale parts	53.0	49.5	3.5	7%
Internal, sublet and other	114.8	105.8	9.0	9%
Total revenue	$427.3	$392.5	$34.8	9%

Gross profit
Customer pay	$113.5	$102.0	$11.5	11%
Warranty	33.8	31.8	2.0	6%
Wholesale parts	9.4	8.9	0.5	6%
Internal, sublet and other	55.3	52.5	2.8	5%
Total gross profit	$212.0	$195.2	$16.8	9%

Gross profit as a % of revenue
Customer pay	56.3%	55.5%	80	bps
Warranty	58.6%	59.7%	(110)	bps
Wholesale parts	17.8%	17.9%	(10)	bps
Internal, sublet and other	48.2%	49.6%	(140)	bps
Total gross profit as a % of revenue	49.6%	49.7%	(10)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$399.4	$358.1	$41.3	12%
Warranty	114.8	105.2	9.6	9%
Wholesale parts	106.6	98.7	7.9	8%
Internal, sublet and other	222.7	205.9	16.8	8%
Total revenue	$843.5	$767.9	$75.6	10%

Gross profit
Customer pay	$223.4	$198.8	$24.6	12%
Warranty	67.3	62.7	4.6	7%
Wholesale parts	18.9	17.6	1.3	7%
Internal, sublet and other	107.9	100.0	7.9	8%
Total gross profit	$417.5	$379.1	$38.4	10%

Gross profit as a % of revenue
Customer pay	55.9%	55.5%	40	bps
Warranty	58.7%	59.7%	(100)	bps
Wholesale parts	17.7%	17.8%	(10)	bps
Internal, sublet and other	48.5%	48.6%	(10)	bps
Total gross profit as a % of revenue	49.5%	49.4%	10	bps
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Fixed Operations revenue increased approximately $34.8 million, or 9%, and Fixed Operations gross profit increased approximately $16.8 million, or 9%. Customer pay gross profit increased approximately $11.5 million, or 11%, warranty gross profit increased approximately $2.0 million, or 6%, wholesale parts gross profit increased approximately $0.5 million, or 6%, and internal, sublet and other gross profit increased approximately $2.8 million, or 5%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels, and expect to continue to see elevated levels in the remainder of 2023, compared to the prior year period.
Same Store Franchised Dealerships Segment Fixed Operations – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Fixed Operations revenue increased approximately $75.6 million, or 10%, and Fixed Operations gross profit increased approximately $38.4 million, or 10%. Customer pay gross profit increased approximately $24.6 million, or 12%, warranty gross profit increased approximately $4.6 million, or 7%, wholesale parts gross profit increased approximately $1.3 million, or 7%, and internal, sublet and other gross profit increased approximately $7.9 million, or 8%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels, and expect to continue to see elevated levels in the remainder of 2023, compared to the prior year period.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$130.1	$124.8	$5.3	4%
Acquisitions, open points, dispositions and holding company	2.1	5.0	(2.9)	NM
Total as reported	$132.2	$129.8	$2.4	2%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,522	$2,422	$100	4%
Reported	$2,516	$2,472	$44	2%

Total combined retail new and used vehicle unit sales:
Same store	51,581	51,532	49	—%
Acquisitions, open points, dispositions and holding company	974	966	8	NM
Total as reported	52,555	52,498	57	—%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$245.4	$246.2	$(0.8)	—%
Acquisitions, open points, dispositions and holding company	4.0	10.0	(6.0)	NM
Total as reported	$249.4	$256.2	$(6.8)	(3)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,452	$2,407	$45	2%
Reported	$2,440	$2,460	$(20)	(1)%

Total combined retail new and used vehicle unit sales:
Same store	100,100	102,269	(2,169)	(2)%
Acquisitions, open points, dispositions and holding company	2,101	1,909	192	NM
Total as reported	102,201	104,178	(1,977)	(2)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$132.2	$129.8	$2.4	2%
Total combined retail new and used vehicle unit sales	52,555	52,498	57	—%
Gross profit per retail unit (excludes fleet)	$2,516	$2,472	$44	2%

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$249.4	$256.2	$(6.8)	(3)%
Total combined retail new and used vehicle unit sales	102,201	104,178	(1,977)	(2)%
Gross profit per retail unit (excludes fleet)	$2,440	$2,460	$(20)	(1)%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$130.1	$124.8	$5.3	4%
Total combined retail new and used vehicle unit sales	51,581	51,532	49	—%
Gross profit per retail unit (excludes fleet)	$2,522	$2,422	$100	4%

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$245.4	$246.2	$(0.8)	(0)%
Total combined retail new and used vehicle unit sales	100,100	102,269	(2,169)	(2)%
Gross profit per retail unit (excludes fleet)	$2,452	$2,407	$45	2%
Same Store Franchised Dealerships Segment F&I – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
F&I revenue increased approximately $5.3 million, or 4%, due primarily to an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $100 per unit, or 4%, to $2,522 per unit, due primarily to an increase in the service contract penetration rate and an increase in gross profit per other aftermarket contract, offset partially by lower used vehicle finance contract penetration rates.
Finance contract revenue for combined new and used vehicles decreased 5%, due primarily due to a 10-basis point decrease in the finance contract penetration rate and a 5% decrease in gross profit per finance contract. We believe the decrease in the finance contract penetration rate is a result of higher average interest rates driving some customers to switch to a cash purchase or to obtain their own outside financing, particularly for used vehicles. Service contract revenue for combined new and used vehicles decreased 5%, due primarily to an 11% decrease in gross profit per service contract, partially offset by a 250-basis point increase in the service contract penetration rate. Other aftermarket contract revenue for combined new and used vehicles increased 13%, due primarily to an 18% increase in gross profit per other aftermarket contract, partially offset by an 820-basis point decrease in the other aftermarket contract penetration rate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment F&I – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
F&I revenue was flat due primarily to a 2% decrease in total combined retail new and used vehicle unit sales volume, offset by a 2% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $45 per unit, to $2,452 per unit, due primarily to an increase in the service contract penetration rate, offset partially by a decrease in the finance and other aftermarket contract penetration rates.
Finance contract revenue for combined new and used vehicles decreased 10%, due primarily to lower retail unit sales volume, a 260-basis point decrease in the finance contract penetration rate and a 4% decrease in gross profit per finance contract. We believe the decrease in the finance contract penetration rate is a result of higher average interest rates driving some customers to switch to a cash purchase or to obtain their own outside financing, particularly for used vehicles. Service contract, revenue for combined new and used vehicles decreased 9%, due primarily to a 13% decrease in gross profit per service contract partially offset by a 260-basis point increase in the service contract penetration rate. Other aftermarket contract revenue for combined new and used vehicles increased 11%, due primarily to a 20% increase in gross profit per other aftermarket contract, partially offset by an 800-basis point decrease in the other aftermarket contract penetration rate.

Results of Operations – EchoPark Segment
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. Due to the historical expansion of our EchoPark Segment, same market results may vary significantly from reported results due to newly opened markets that began operations in the last 13 months, or due to the closure of stores that are no longer included in same market results.
On June 22, 2023, Sonic announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, we subsequently closed three Northwest Motorsport pre-owned locations within the EchoPark Segment.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$422.3	$338.7	$83.6	25%
New markets/closed markets	101.7	235.8	(134.1)	NM
Total as reported	$524.0	$574.5	$(50.5)	(9)%

Total retail used vehicle gross profit (loss):
Same market	$(2.2)	$(2.1)	$(0.1)	(5)%
New markets/closed markets	(12.1)	4.5	(16.6)	NM
Total as reported	$(14.3)	$2.4	$(16.7)	(696)%

Total retail used vehicle unit sales:
Same market	13,732	10,104	3,628	36%
New markets/closed markets	3,352	6,392	(3,040)	NM
Total as reported	17,084	16,496	588	4%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$875.9	$621.2	$254.7	41%
New markets/closed markets	220.6	468.6	(248.0)	NM
Total as reported	$1,096.5	$1,089.8	$6.7	1%

Total retail used vehicle gross profit (loss):
Same market	$(10.6)	$(5.4)	$(5.2)	(96)%
New markets/closed markets	(15.6)	8.5	(24.1)	NM
Total as reported	$(26.2)	$3.1	$(29.3)	(945)%

Total retail used vehicle unit sales:
Same market	29,823	18,791	11,032	59%
New markets/closed markets	7,241	12,636	(5,395)	NM
Total as reported	37,064	31,427	5,637	18%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$33.0	$25.2	$7.8	31%
New markets/closed markets	8.1	17.9	(9.8)	NM
Total as reported	$41.1	$43.1	$(2.0)	(5)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$73.4	$47.5	$25.9	55%
New markets/closed markets	17.7	35.5	(17.8)	NM
Total as reported	$91.1	$83.0	$8.1	10%
NM = Not Meaningful
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$524.0	$574.5	$(50.5)	(9)%
Retail used vehicle gross profit (loss)	$(14.3)	$2.4	$(16.7)	(696)%
Retail used vehicle unit sales	17,084	16,496	588	4%
Retail used vehicle revenue per unit	$30,672	$34,828	$(4,156)	(12)%
F&I revenue	$41.1	$43.1	$(2.0)	(5)%
Combined retail used vehicle gross profit and F&I revenue	$26.8	$45.5	$(18.7)	(41)%
Combined retail used vehicle and F&I gross profit per unit	$1,569	$2,751	$(1,182)	(43)%

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$1,096.5	$1,089.8	$6.7	1%
Retail used vehicle gross profit (loss)	$(26.2)	$3.1	$(29.3)	(945)%
Retail used vehicle unit sales	37,064	31,427	5,637	18%
Retail used vehicle revenue per unit	$29,584	$34,678	$(5,094)	(15)%
F&I revenue	$91.1	$83.0	$8.1	10%
Combined retail used vehicle gross profit and F&I revenue	$64.9	$86.1	$(21.2)	(25)%
Combined retail used vehicle and F&I gross profit per unit	$1,750	$2,730	$(980)	(36)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$422.3	$338.7	$83.6	25%
Retail used vehicle gross profit (loss)	$(2.2)	$(2.1)	$(0.1)	(5)%
Retail used vehicle unit sales	13,732	10,104	3,628	36%
Retail used vehicle revenue per unit	$30,751	$33,518	$(2,767)	(8)%
F&I revenue	$33.0	$25.2	$7.8	31%
Combined retail used vehicle gross profit and F&I revenue	$30.8	$23.1	$7.7	33%
Combined retail used vehicle and F&I gross profit per unit	$2,244	$2,290	$(46)	(2)%

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$875.9	$621.2	$254.7	41%
Retail used vehicle gross profit (loss)	$(10.6)	$(5.4)	$(5.2)	(96)%
Retail used vehicle unit sales	29,823	18,791	11,032	59%
Retail used vehicle revenue per unit	$29,370	$33,060	$(3,690)	(11)%
F&I revenue	$73.4	$47.5	$25.9	55%
Combined retail used vehicle gross profit and F&I revenue	$62.8	$42.1	$20.7	49%
Combined retail used vehicle and F&I gross profit per unit	$2,107	$2,241	$(134)	(6)%
Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Retail used vehicle revenue increased approximately $83.6 million, or 25%, due primarily to a 36% increase in retail used vehicle unit sales volume, offset partially by an 8% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $7.7 million, or 33%, due primarily to a $7.8 million, or 31% increase in F&I revenue. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to higher inventory acquisition costs in the three months ended June 30, 2023 as a result of rising used vehicle prices at wholesale auction in the first quarter of 2023, followed by a steep decline in used vehicle prices at wholesale auction in the second quarter of 2023.
Same Market EchoPark Segment Retail Used Vehicles and F&I – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Retail used vehicle revenue increased approximately $254.7 million, or 41%, due primarily to a 59% increase in retail used vehicle unit sales volume, offset partially by an 11% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $20.7 million, or 49%, due primarily to a $25.9 million, or 55%, increase in F&I revenue, offset partially by a $5.2 million decrease in retail used vehicle gross profit. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to higher inventory acquisition costs in the six months ended June 30, 2023 as a result of rising used vehicle prices at wholesale auction in the first quarter of 2023, followed by a steep decline in used vehicle prices at wholesale auction in the second quarter of 2023.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$23.7	$26.8	$(3.1)	(12)%
New markets/closed markets	11.8	15.2	(3.4)	NM
Total as reported	$35.5	$42.0	$(6.5)	(15)%

Total wholesale vehicle gross profit (loss):
Same market	$0.1	$1.3	$(1.2)	(92)%
New markets/closed markets	(0.1)	0.4	(0.5)	NM
Total as reported	$—	$1.7	$(1.7)	(100)%

Total wholesale vehicle unit sales:
Same market	2,462	1,849	613	33%
New markets/closed markets	773	845	(72)	NM
Total as reported	3,235	2,694	541	20%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$43.9	$72.2	$(28.3)	(39)%
New markets/closed markets	18.6	32.3	(13.7)	NM
Total as reported	$62.5	$104.5	$(42.0)	(40)%

Total wholesale vehicle gross profit (loss):
Same market	$1.1	$3.0	$(1.9)	(63)%
New markets/closed markets	0.1	0.4	(0.3)	NM
Total as reported	$1.2	$3.4	$(2.2)	(65)%

Total wholesale vehicle unit sales:
Same market	4,736	4,452	284	6%
New markets/closed markets	1,415	1,891	(476)	NM
Total as reported	6,151	6,343	(192)	(3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$35.5	$42.0	$(6.5)	(15)%
Gross profit (loss)	$—	$1.7	$(1.7)	(100)%
Unit sales	3,235	2,694	541	20%
Revenue per unit	$10,984	$15,617	$(4,633)	(30)%
Gross profit (loss) per unit	$(11)	$608	$(619)	NM
Gross profit (loss) as a % of revenue	(0.1)%	3.9%	(400)	bps
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$62.5	$104.5	$(42.0)	(40)%
Gross profit (loss)	$1.2	$3.4	$(2.2)	(65)%
Unit sales	6,151	6,343	(192)	(3)%
Revenue per unit	$10,176	$16,474	$(6,298)	(38)%
Gross profit (loss) per unit	$197	$564	$(367)	(65)%
Gross profit (loss) as a % of revenue	1.9%	3.4%	(150)	bps
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$23.7	$26.8	$(3.1)	(12)%
Gross profit (loss)	$0.1	$1.3	$(1.2)	(92)%
Unit sales	2,462	1,849	613	33%
Revenue per unit	$9,684	$14,509	$(4,825)	(33)%
Gross profit (loss) per unit	$52	$702	$(650)	(93)%
Gross profit (loss) as a % of revenue	0.5%	4.8%	(430)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$43.9	$72.2	$(28.3)	(39)%
Gross profit (loss)	$1.1	$3.0	$(1.9)	(63)%
Unit sales	4,736	4,452	284	6%
Revenue per unit	$9,278	$16,232	$(6,954)	(43)%
Gross profit (loss) per unit	$230	$675	$(445)	(66)%
Gross profit (loss) as a % of revenue	2.5%	4.2%	(170)	bps
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Same market wholesale vehicle revenue decreased approximately $3.1 million, or 12%, due primarily to a 33% decrease in wholesale vehicle revenue per unit, offset partially by a 33% increase in wholesale vehicle unit sales volume. As we adjust

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Same market wholesale vehicle revenue decreased approximately $28.3 million, or 39%, due primarily to a 43% decrease in wholesale vehicle revenue per unit, offset partially by a 6% increase in wholesale vehicle unit sales volume. As we adjust the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

Results of Operations – Powersports Segment
Our Powersports Segment consists of eight stores acquired during 2022 and five stores acquired in the first quarter of 2023. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. Our Powersports Segment results are subject to seasonal variations, such that the second and third quarters are expected to contribute higher revenues and segment income than the first and fourth quarters.
New Vehicles – Powersports Segment

Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$24.9	$1.2	$23.7	NM
Gross profit	$4.5	$0.4	$4.1	NM
Unit sales	1,396	48	1,348	NM
Revenue per unit	$17,827	$28,065	$(10,238)	NM
Gross profit per unit	$3,235	$7,401	$(4,166)	NM
Gross profit as a % of revenue	18.1%	26.4%	(830)	bps
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$45.7	$2.5	$43.2	NM
Gross profit	$8.5	$0.6	$7.9	NM
Unit sales	2,503	89	2,414	NM
Revenue per unit	$18,254	$28,146	$(9,892)	NM
Gross profit per unit	$3,385	$7,156	$(3,771)	NM
Gross profit as a % of revenue	18.5%	25.4%	(690)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported Powersports Segment Retail New Vehicles – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Reported retail new vehicle revenue increased approximately $23.7 million and reported retail new vehicle gross profit increased approximately $4.1 million, due primarily to the timing of acquisitions. Reported retail new vehicle gross profit per unit decreased $4,166 per unit, to $3,235 per unit, due primarily to the timing of acquisitions and changes in brand mix.
Reported Powersports Segment Retail New Vehicles – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Reported retail new vehicle revenue increased approximately $43.2 million and reported retail new vehicle gross profit increased approximately $7.9 million, due primarily to the timing of acquisitions. Reported retail new vehicle gross profit per unit decreased $3,771 per unit, to $3,385 per unit, due primarily to the timing of acquisitions and changes in brand mix.
On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 111 days as of June 30, 2023. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality.
Used Vehicles – Powersports Segment
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$7.4	$1.9	$5.5	NM
Gross profit	$1.3	$0.5	$0.8	NM
Unit sales	691	112	579	NM
Revenue per unit	$10,765	$16,855	$(6,090)	NM
Gross profit per unit	$1,942	$4,196	$(2,254)	NM
Gross profit as a % of revenue	18.0%	24.9%	(690)	bps
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$12.3	$2.9	$9.4	NM
Gross profit	$2.4	$0.7	$1.7	NM
Unit sales	1,135	176	959	NM
Revenue per unit	$10,804	$16,741	$(5,937)	NM
Gross profit per unit	$2,093	$4,028	$(1,935)	NM
Gross profit as a % of revenue	19.4%	24.1%	(470)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported Powersports Segment Retail Used Vehicles – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Reported retail used vehicle revenue increased approximately $5.5 million and reported retail used vehicle gross profit increased approximately $0.8 million, due primarily to the timing of acquisitions. Reported retail used vehicle gross profit per unit decreased $2,254 per unit, to $1,942 per unit, due primarily to the timing of acquisitions and changes in brand mix.
Reported Powersports Segment Retail Used Vehicles – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Reported retail used vehicle revenue increased approximately $9.4 million and reported retail used vehicle gross profit increased approximately $1.7 million, due primarily to timing of the acquisitions. Reported retail used vehicle gross profit per unit decreased $1,935 per unit, to $2,093 per unit, due primarily to the timing of acquisitions and changes in brand mix.
On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 50 days as of June 30, 2023. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Powersports Segment
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$0.4	$0.2	$0.2	NM
Gross profit (loss)	$—	$—	$—	NM
Unit sales	50	—	50	NM
Revenue per unit	$7,947	$—	$7,947	NM
Gross profit (loss) per unit	$(665)	$—	$(665)	NM
Gross profit (loss) as a % of revenue	(8.4)%	0.6%	NM
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$0.5	$0.2	$0.3	NM
Gross profit (loss)	$(0.1)	$—	$(0.1)	NM
Unit sales	57	—	57	NM
Revenue per unit	$8,689	$—	$8,689	NM
Gross profit (loss) per unit	$(598)	$—	$(598)	NM
Gross profit (loss) as a % of revenue	(6.9)%	(1.2)%	(570)	bps
NM = Not Meaningful
Reported Powersports Segment Wholesale Vehicles – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Reported wholesale vehicle revenue increased approximately $0.2 million, due to the timing of acquisitions. Reported wholesale vehicle gross profit was flat.
Reported Powersports Segment Wholesale Vehicles – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Reported wholesale vehicle revenue increased approximately $0.3 million, due to the timing of acquisitions. Reported wholesale vehicle gross loss increased $0.1 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$3.5	$0.9	$2.6	NM
Warranty	0.4	0.1	0.3	NM
Wholesale parts	0.2	—	0.2	NM
Internal, sublet and other	6.2	0.1	6.1	NM
Total revenue	$10.3	$1.1	$9.2	NM

Gross profit
Customer pay	$1.9	$0.6	$1.3	NM
Warranty	0.3	0.1	0.2	NM
Wholesale parts	—	—	—	NM
Internal, sublet and other	2.8	(0.2)	3.0	NM
Total gross profit	$5.0	$0.5	$4.5	NM

Gross profit as a % of revenue
Customer pay	53.7%	66.8%	NM
Warranty	61.6%	79.7%	NM
Wholesale parts	18.3%	14.4%	NM
Internal, sublet and other	45.2%	(200.0)%	NM
Total gross profit as a % of revenue	48.5%	50.0%	NM
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$6.0	$1.5	$4.5	NM
Warranty	0.8	0.1	0.7	NM
Wholesale parts	0.3	—	0.3	NM
Internal, sublet and other	9.9	0.2	9.7	NM
Total revenue	$17.0	$1.8	$15.2	NM

Gross profit
Customer pay	$3.3	$1.0	$2.3	NM
Warranty	0.4	0.1	0.3	NM
Wholesale parts	0.1	—	0.1	NM
Internal, sublet and other	4.5	(0.2)	4.7	NM
Total gross profit	$8.3	$0.9	$7.4	NM

Gross profit as a % of revenue
Customer pay	54.3%	66.3%	NM
Warranty	59.4%	76.9%	NM
Wholesale parts	19.3%	12.4%	NM
Internal, sublet and other	45.5%	(100.0)%	NM
Total gross profit as a % of revenue	48.7%	49.6%	NM

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported Powersports Segment Fixed Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Reported Fixed Operations revenue increased approximately $9.2 million and reported Fixed Operations gross profit increased approximately $4.5 million. Customer pay revenue increased approximately $2.6 million and customer pay gross profit increased approximately $1.3 million. Warranty revenue increased approximately $0.3 million and warranty gross profit increased approximately $0.2 million. Wholesale parts revenue increased approximately $0.2 million and wholesale parts gross profit was flat. Internal, sublet and other revenue increased approximately $6.1 million and internal, sublet and other gross profit increased approximately $3.0 million.
Reported Powersports Segment Fixed Operations – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Reported Fixed Operations revenue increased approximately $15.2 million and reported Fixed Operations gross profit increased approximately $7.4 million. Customer pay revenue increased approximately $4.5 million and customer pay gross profit increased approximately $2.3 million. Warranty revenue increased approximately $0.7 million and warranty gross profit increased approximately $0.3 million. Wholesale parts revenue increased approximately $0.3 million and wholesale parts gross profit increased approximately $0.1 million. Internal, sublet and other revenue increased approximately $9.7 million and internal, sublet and other gross profit increased approximately $4.7 million.
F&I – Powersports Segment
Our Powersports Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$2.0	$0.3	$1.7	NM
Unit sales	2,087	160	1,927	NM
Gross profit per retail unit (excludes fleet)	$952	$1,933	$(981)	NM

	Six Months Ended June 30,				Better / (Worse)
	2023		2022		Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$3.5		$0.5		$3.0	NM
Unit sales	3,638	—	265	—	3,373	NM
Gross profit per retail unit (excludes fleet)	$964		$1,818		$(854)	NM
NM = Not Meaningful
Reported Powersports Segment F&I – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Reported F&I revenue increased $1.7 million and reported F&I gross profit per retail unit decreased $981 per unit, to $952 per unit, due primarily to changes in brand mix. The combined new and used vehicle finance contract penetration rate was 44%, the combined new and used vehicle service contract penetration rate was 26% and the total other aftermarket contract penetration rate was 41%.
Reported Powersports Segment F&I – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Reported F&I revenue increased $3.0 million and reported F&I gross profit per retail unit decreased $854 per unit, to $964 per unit, due primarily to changes in brand mix. The combined new and used vehicle finance contract penetration rate was 45%, the combined new and used vehicle service contract penetration rate was 27% and the total other aftermarket contract penetration rate was 45%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following table of financial data, total segment income (loss) (defined as income (loss) before taxes and impairment charges for each reportable segment) of the reportable segments is reconciled to consolidated income before taxes. See above for tables and discussion of results by reportable segment.

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,583.3	$1,341.7	$241.6	18%
Fleet new vehicles	28.3	19.9	8.4	42%
Total new vehicles	1,611.6	1,361.6	250.0	18%
Used vehicles	774.5	871.9	(97.4)	(11)%
Wholesale vehicles	55.6	79.2	(23.6)	(30)%
Parts, service and collision repair	433.4	398.1	35.3	9%
Finance, insurance and other, net	132.2	129.8	2.4	2%
Franchised Dealerships Segment revenues	$3,007.3	$2,840.6	$166.7	6%

EchoPark Segment revenues:
Retail new vehicles	$—	$1.3	$(1.3)	(100)%
Used vehicles	524.0	574.5	(50.5)	(9)%
Wholesale vehicles	35.5	42.0	(6.5)	(15)%
Finance, insurance and other, net	41.1	43.1	(2.0)	(5)%
EchoPark Segment revenues	$600.6	$660.9	$(60.3)	(9)%

Powersports Segment revenues:
Retail new vehicles	$24.9	$1.2	$23.7	NM
Used vehicles	7.4	1.9	5.5	NM
Wholesale vehicles	0.4	0.2	0.2	NM
Parts, service and collision repair	10.3	1.1	9.2	NM
Finance, insurance and other, net	2.0	0.3	1.7	NM
Powersports Segment revenues	$45.0	$4.7	$40.3	NM

Total consolidated revenues	$3,652.9	$3,506.2	$146.7	4%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$145.9	$162.1	$(16.2)	(10)%
EchoPark Segment	(52.8)	(34.2)	(18.6)	(54)%
Powersports Segment	2.0	(0.7)	2.7	NM
Total segment income (loss)	95.1	127.2	(32.1)	(25)%
Impairment charges	(62.6)	—	(62.6)	100%
Income before taxes	$32.5	$127.2	$(94.7)	(74)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	52,555	52,498	57	—%
EchoPark Segment	17,084	16,533	551	3%
Powersports Segment	2,087	160	1,927	NM
Total retail new and used vehicle unit sales volume	71,726	69,191	2,535	4%
NM = Not Meaningful
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$3,004.3	$2,687.4	$316.9	12%
Fleet new vehicles	47.1	38.0	9.1	24%
Total new vehicles	3,051.4	2,725.4	326.0	12%
Used vehicles	1,542.0	1,725.7	(183.7)	(11)%
Wholesale vehicles	114.0	185.5	(71.5)	(39)%
Parts, service and collision repair	857.2	778.7	78.5	10%
Finance, insurance and other, net	249.4	256.2	(6.8)	(3)%
Franchised Dealerships Segment revenues	$5,814.0	$5,671.5	$142.5	3%

EchoPark Segment revenues:
Retail new vehicles	$1.0	$5.7	$(4.7)	(82)%
Used vehicles	1,096.5	1,089.8	6.7	1%
Wholesale vehicles	62.5	104.5	(42.0)	(40)%
Finance, insurance and other, net	91.1	83.0	8.1	10%
EchoPark Segment revenues	$1,251.1	$1,283.0	$(31.9)	(3)%

Powersports Segment revenues:
Retail new vehicles	$45.7	$2.5	$43.2	NM
Used vehicles	12.3	2.9	9.4	NM
Wholesale vehicles	0.5	0.2	0.3	NM
Parts, service and collision repair	17.0	1.8	15.2	NM
Finance, insurance and other, net	3.5	0.5	3.0	NM
Powersports Segment revenues	$79.0	$7.9	$71.1	NM

Total consolidated revenues	$7,144.1	$6,962.4	$181.7	3%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$255.8	$326.0	$(70.2)	(22)%
EchoPark Segment	(99.7)	(69.6)	(30.1)	(43)%
Powersports Segment	2.6	(0.3)	2.9	NM
Total segment income (loss)	158.7	256.1	(97.4)	(38)%
Impairment charges	(62.6)	—	(62.6)	100%
Income before taxes	$96.1	$256.1	$(160.0)	(62)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	102,201	104,178	(1,977)	(2)%
EchoPark Segment	37,075	31,508	5,567	18%
Powersports Segment	3,638	265	3,373	NM
Total retail new and used vehicle unit sales volume	142,914	135,951	6,963	5%
NM = Not Meaningful
(1) Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative (“SG&A”) Expenses – Consolidated
Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are generally paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including gain on the disposal of franchises, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and IT expenses, which may not change in proportion to gross profit levels. Typically, SG&A expenses as a percentage of gross profit are highest in the first quarter of the year, due to the seasonal nature of our business and the effects of certain payroll taxes and fringe benefits that occur early in the year.
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$261.0	$266.4	$5.4	2%
Advertising	22.8	25.6	2.8	11%
Rent	11.5	13.7	2.2	16%
Other	96.6	97.1	0.5	1%
Total SG&A expenses	$391.9	$402.8	$10.9	3%

SG&A expenses as a % of gross profit:
Compensation	45.9%	45.2%	(70)	bps
Advertising	4.0%	4.3%	30	bps
Rent	2.0%	2.3%	30	bps
Other	17.0%	16.6%	(40)	bps
Total SG&A expenses as a % of gross profit	68.9%	68.4%	(50)	bps

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$519.7	$518.9	$(0.8)	—%
Advertising	48.9	51.7	2.8	5%
Rent	22.8	26.4	3.6	14%
Other	213.3	192.8	(20.5)	(11)%
Total SG&A expenses	$804.7	$789.8	$(14.9)	(2)%

SG&A expenses as a % of gross profit:
Compensation	46.3%	44.7%	(160)	bps
Advertising	4.4%	4.5%	10	bps
Rent	2.0%	2.3%	30	bps
Other	19.0%	16.6%	(240)	bps
Total SG&A expenses as a % of gross profit	71.7%	68.1%	(360)	bps
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Overall SG&A expenses decreased in dollar amount and increased as a percentage of gross profit, primarily due to the positive impact on profitability from a $20.7 million gain on the disposal of franchises, offset partially by higher IT and

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
maintenance expenses, $2.2 million in severance charges, $1.9 million in hail damage, in addition to lower overall gross profit levels. Compensation expense decreased in dollar amount and increased as a percentage of gross profit, primarily due to lower overall gross profit levels. Advertising expense decreased in both dollar amount and as a percentage of gross profit based on adapting our advertising spending to the current retail automotive environment. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased. Other SG&A expenses decreased in dollar amount and increased as a percentage of gross profit, primarily due to the positive impact on profitability from a $20.7 million gain on the disposal of franchises, offset partially by higher IT and maintenance expenses, $2.2 million in severance charges, $1.9 million in hail damage and lower overall gross profit levels.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily as a result of higher IT and maintenance expenses, $2.2 million in severance charges, $1.9 million in hail damage and lower overall gross profit levels, offset partially by the positive impact on profitability from a $20.7 million gain on the disposal of franchises. Compensation expense increased in both dollar amount and as a percentage of gross profit, primarily due to lower overall gross profit levels. Advertising expense decreased in both dollar amount and as a percentage of gross profit based on adapting our advertising spending to the current retail automotive environment. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher IT and maintenance expenses, $2.2 million in severance charges, $1.9 million in hail damage and lower overall gross profit levels, offset partially by the positive impact on profitability from a $20.7 million gain on the disposal of franchises.
Impairment Charges – Consolidated
Impairment charges were approximately $62.6 million for both the three and six months ended June 30, 2023, related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decision to close 22 EchoPark locations during the second quarter of 2023. There were no impairment charges for the three and six months ended June 30, 2022.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $4.9 million, or 16%, and $9.4 million, or 15%, during the three and six months ended June 30, 2023, respectively, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.
Interest Expense, Floor Plan – Consolidated
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
We participate in a program with two of our lender partners wherein we maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) with the lender that earns interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense with the lender. The below discussion of interest expense, floor plan includes the effect of interest earned on the floor plan deposit balance, unless otherwise noted.
Interest expense, floor plan for new vehicles increased approximately $5.7 million, including the effect of interest income earned on the floor plan deposit balance (which reduced the increase by approximately $3.8 million). Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for new vehicles increased approximately $9.5 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average new vehicle floor plan interest rate was 3.51% in the three months ended June 30, 2023, up from 0.90% in the three months ended June 30, 2022, resulting in an increase in new vehicle floor plan interest expense of approximately $9.0 million. The average new vehicle floor plan notes payable balance increased approximately $212.3 million, which increased new vehicle floor plan interest expense by approximately $0.5 million.
Interest expense, floor plan for used vehicles increased approximately $5.2 million. The average used vehicle floor plan interest rate was 7.13% in the three months ended June 30, 2023, up from 2.91% in the three months ended June 30, 2022, resulting in an increase in used vehicle floor plan interest expense of approximately $5.6 million. The average used vehicle floor plan notes payable balance decreased approximately $62.3 million, which decreased used vehicle floor plan interest expense by approximately $0.4 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Interest expense, floor plan for new vehicles increased approximately $10.1 million, including the effect of interest income earned on the floor plan deposit balance (which reduced the increase by approximately $7.3 million). Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for new vehicles increased approximately $17.4 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average new vehicle floor plan interest rate was 3.67%, in the six months ended June 30, 2023, up from 0.81% in the six months ended June 30, 2022, resulting in an increase in new vehicle floor plan interest expense of approximately $17.4 million. The average new vehicle floor plan notes payable balance increased approximately $35.6 million, which had no effect on the new vehicle floor plan interest expense.
Interest expense, floor plan for used vehicles increased approximately $10.4 million. The average used vehicle floor plan interest rate was 6.65% in the six months ended June 30, 2023, up from 2.52% in the six months ended June 30, 2022, resulting in an increase in used vehicle floor plan interest expense of approximately $11.3 million. The average used vehicle floor plan notes payable balance decreased approximately $67.4 million, which decreased used vehicle floor plan interest expense by approximately $0.9 million.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Stated/coupon interest	$22.6	$17.0	$(5.6)	(33)%
Deferred loan cost amortization	1.6	1.1	(0.5)	(45)%
Interest rate hedge expense (benefit)	0.3	0.4	0.1	25%
Capitalized interest	(0.5)	(0.3)	0.2	67%
Interest on finance lease liabilities	4.8	2.9	(1.9)	(66)%
Other interest	0.1	0.2	0.1	50%
Total interest expense, other, net	$28.9	$21.3	$(7.6)	(36)%

	Six Months Ended June 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Stated/coupon interest	$45.4	$34.0	$(11.4)	(34)%
Deferred loan cost amortization	3.2	2.3	(0.9)	(39)%
Interest rate hedge expense (benefit)	0.7	0.7	—	—%
Capitalized interest	(1.1)	(0.8)	0.3	38%
Interest on finance lease liabilities	9.0	5.6	(3.4)	(61)%
Other interest	0.1	0.3	0.2	67%
Total interest expense, other, net	$57.3	$42.1	$(15.2)	(36)%

Interest expense, other, net increased approximately $7.6 million, or 36%, during the three months ended June 30, 2023 and increased approximately $15.2 million, or 36%, during the six months ended June 30, 2023. These increases were primarily related to higher interest rates on variable rate mortgage debt and higher interest on finance lease liabilities as a result of a rising interest rate environment, combined with increased borrowings under the 2019 Mortgage Facility.
Income Taxes
The overall effective income tax rate was 28.0% and 26.0% for the three and six months ended June 30, 2023, respectively, and 25.5% and 25.0% for the three and six months ended June 30, 2022, respectively. Sonic’s effective income tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of June 30, 2023 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2023, we had approximately $300.6 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$119.7	$229.2
Floor plan deposit balance	287.0	272.0
Availability under the 2021 Revolving Credit Facility	289.0	292.9
Availability under the 2019 Mortgage Facility	173.0	—
Total available liquidity resources	$868.7	$794.1
We participate in a program with two of our lender partners wherein we maintain a floor plan deposit balance (as shown in the table above) with the lender that earns interest based on the agreed upon rate, effectively reducing the net new vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $287.0 million as of June 30, 2023 and $272.0 million as of December 31, 2022 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with (1) certain manufacturer captive finance companies (classified as notes payable - floor plan - trade in the accompanying unaudited condensed consolidated balance sheets) and (2) a syndicate of manufacturer-affiliated finance companies and commercial banks (classified as notes payable - floor plan - non-trade in the accompanying unaudited condensed consolidated balance sheets). These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, as applicable. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 3.56% and 1.39% for the three months ended June 30, 2023 and 2022, respectively, and 3.60% and 1.24% for the six months ended June 30, 2023 and 2022, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rate for our combined new and used vehicle floor plan facilities was 4.53% and 1.58% for the three months ended June 30, 2023 and 2022, respectively, and 4.60% and 1.40% for the six months ended June 30, 2023 and 2022, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $15.1 million and $12.7 million in manufacturer assistance in the three months ended June 30, 2023 and 2022, respectively, and approximately $28.2 million and $22.5 million in manufacturer assistance in the six months ended June 30, 2023 and 2022, respectively. We recognized in cost of sales approximately $15.0 million and $12.5 million in

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
manufacturer assistance in the three months ended June 30, 2023 and 2022, respectively, and approximately $28.1 million and $25.2 million in manufacturer assistance in the six months ended June 30, 2023 and 2022, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the six months ended June 30, 2023 were approximately $75.5 million, including approximately $65.4 million related to our Franchised Dealerships Segment, approximately $8.5 million related to our EchoPark Segment and approximately $1.6 million related to our Powersports Segment. Of the total capital expenditures, approximately $43.2 million was related to facility construction projects, approximately $6.1 million was related to acquisitions of real estate (land and buildings) and approximately $26.2 million was for other fixed assets utilized in our operations.
All of the $75.5 million in gross capital expenditures in the six months ended June 30, 2023 was funded through existing cash balances. As of June 30, 2023, commitments for facility construction projects totaled approximately $20.6 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended June 30, 2023, we did not repurchase any shares of our Class A Common Stock. During the six months ended June 30, 2023, we repurchased approximately 1.6 million shares of our Class A Common Stock for approximately $90.7 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of June 30, 2023, our total remaining share repurchase authorization was approximately $373.6 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2023, we had approximately $300.6 million of net income and retained earnings free of such restrictions.
Our share repurchase activity is subject to the business judgment of our Board of Directors and management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, the current economic environment and other factors considered by our Board of Directors and management to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors and management determine our share repurchase policy in the future.
Dividends
During the three months ended June 30, 2023, our Board of Directors approved a cash dividend of $0.29 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2023, which was paid on July 14, 2023. [Subsequent to June 30, 2023, our Board of Directors approved a cash dividend of $0.29 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2023 to be paid on October 13, 2023.] The 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2023, we had approximately $300.6 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and share

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash used in operating activities in the six months ended June 30, 2023 was approximately $18.9 million. This use of cash was comprised primarily of an increase in inventories, offset partially by net income less non-cash items, decrease in receivables, and an increase in trade accounts payable and other liabilities. Net cash provided by operating activities in the six months ended June 30, 2022 was approximately $306.3 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventories, a decrease in receivables, and an increase in trade accounts payable and other liabilities, offset partially by a decrease in notes payable – floor plan – trade.
Cash Flows from Investing Activities – Net cash used in investing activities in the six months ended June 30, 2023 was approximately $93.2 million. This use of cash was comprised primarily of the purchase of a powersports business (including real property), net of cash acquired, and purchases of land, property and equipment, partially offset by the proceeds from the sale of four franchised dealerships. Net cash used in investing activities in the six months ended June 30, 2022 was approximately $118.8 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired.

Cash Flows from Financing Activities – Net cash provided by financing activities in the six months ended June 30, 2023 was approximately $2.6 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt. Net cash used in financing activities in the six months ended June 30, 2022 was approximately $159.8 million. This use of cash was comprised primarily of net repayments on notes payable – floor plan – non-trade, purchases of treasury stock and payments on long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded in the accompanying unaudited condensed consolidated balance sheets as notes payable - floor plan - trade (with the change in balance being reflected in operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation in the accompanying unaudited condensed consolidated balance sheets as notes payable - floor plan - non-trade (with the change in balance being reflected in financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash provided by combined trade and non-trade floor plan financing was approximately $182.4 million in the six months ended June 30, 2023. Net cash used in combined trade and non-trade floor plan financing was approximately $37.2 million in the six months ended June 30, 2022. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $154.0 million in the six months ended June 30, 2023 and net cash provided by operating activities of approximately $281.4 million in the six months ended June 30, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
One metric that management uses to measure operating performance is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments and on a consolidated basis. This non-GAAP financial measure is reconciled to net income (the most directly comparable GAAP financial measure) in the table below:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$23.4				$94.8
Provision for income taxes				9.1				32.4
Income (loss) before taxes	$145.9	$(115.4)	$2.0	$32.5	$162.1	$(34.2)	$(0.7)	$127.2
Non-floor plan interest (1)	25.8	0.8	0.6	27.2	19.1	1.0	—	20.1
Depreciation & amortization (2)	29.5	7.4	0.8	37.7	26.4	5.9	0.1	32.4
Stock-based compensation expense	5.6	—	—	5.6	4.2	—	—	4.2
Loss (gain) on exit of leased dealerships	—	0.4	—	0.4	—	—	—	—
Impairment charges	—	62.6	—	62.6	—	—	—	—
Severance and long-term compensation charges	—	2.2	—	2.2	4.4	—	—	4.4
Acquisition and disposition related (gain) loss	(20.9)	0.2	—	(20.7)	0.1	—	—	0.1
Hail and storm damage charges	1.9	—	—	1.9	—	—	—	—
Used vehicle inventory valuation adjustment	—	10.0	—	10.0	—	—	—	—
Adjusted EBITDA (3)	$187.8	$(31.8)	$3.4	$159.4	$216.3	$(27.3)	$(0.6)	$188.4
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In millions)
Net income				$71.1				$192.1
Provision for income taxes				25.0				64.0
Income (loss) before taxes	$255.8	$(162.3)	$2.6	$96.1	$326.0	$(69.6)	$(0.3)	$256.1
Non-floor plan interest (1)	51.2	1.7	1.2	54.1	38.1	1.7	—	39.8
Depreciation & amortization (2)	57.7	14.4	1.5	73.6	52.3	11.0	0.2	63.5
Stock-based compensation expense	10.6	—	—	10.6	8.6	—	—	8.6
Loss (gain) on exit of leased dealerships	—	0.4	—	0.4	—	—	—	—
Impairment charges	—	62.6	—	62.6	—	—	—	—
Severance and long-term compensation charges	—	4.2	—	4.2	4.4	—	—	4.4
Acquisition and disposition related (gain) loss	(20.9)	0.2	—	(20.7)	(1.0)	—	—	(1.0)
Hail and storm damage charges	1.9	—	—	1.9	—	—	—	—
Used vehicle inventory valuation adjustment	—	10.0	—	10.0	—	—	—	—
Adjusted EBITDA (3)	$356.3	$(68.8)	$5.3	$292.8	$428.4	$(56.9)	$(0.1)	$371.4
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
We do not currently anticipate any materially negative changes to our cost of, or access to, capital over the next 12 months.
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of June 30, 2023, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $8.8 million. Future sublease payments expected to be received related to these lease payments were approximately $8.7 million at June 30, 2023.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.0 million as of June 30, 2023 and there was not any material exposure with respect to these indemnifications as of December 31, 2022. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2023.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both June 30, 2023 and December 31, 2022 was approximately $4.3 million. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of our variable rate instruments was approximately $1.8 billion at June 30, 2023. A decrease of 100 basis points in the underlying interest rates would reduce interest expense by approximately $6.5 million while a 100 basis point rise in rates would increase interest expense by approximately $8.4 million in the six months ended June 30, 2023. The difference between these amounts results from the mitigating effect of our interest rate hedges. Of the total change in interest expense, approximately $4.5 million would have resulted from our floor plan facilities.
In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR or one-month Term SOFR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the six months ended June 30, 2023.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.6*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated May 16, 2023.
3.7
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

SONIC AUTOMOTIVE, INC.

July 27, 2023	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

July 27, 2023	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer