Form 10-Q
period 2023-09-30
SONIC AUTOMOTIVE INC
filed 2023-10-26
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2023, there were 21,857,279 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,573.5	$1,371.8	$4,624.4	$4,067.4
Fleet new vehicles	23.2	32.0	70.4	70.0
Total new vehicles	1,596.7	1,403.8	4,694.8	4,137.4
Used vehicles	1,340.4	1,355.8	3,991.2	4,174.4
Wholesale vehicles	79.3	114.7	256.3	404.8
Total vehicles	3,016.4	2,874.3	8,942.3	8,716.6
Parts, service and collision repair	453.4	408.2	1,327.6	1,188.6
Finance, insurance and other, net	173.7	165.6	517.7	505.3
Total revenues	3,643.5	3,448.1	10,787.6	10,410.5
Cost of sales:
Retail new vehicles	(1,442.1)	(1,209.6)	(4,213.5)	(3,569.2)
Fleet new vehicles	(22.3)	(30.7)	(67.3)	(66.9)
Total new vehicles	(1,464.4)	(1,240.3)	(4,280.8)	(3,636.1)
Used vehicles	(1,288.1)	(1,304.9)	(3,877.4)	(4,029.1)
Wholesale vehicles	(80.7)	(116.8)	(255.8)	(404.2)
Total vehicles	(2,833.2)	(2,662.0)	(8,414.0)	(8,069.4)
Parts, service and collision repair	(228.1)	(205.4)	(669.0)	(600.2)
Total cost of sales	(3,061.3)	(2,867.4)	(9,083.0)	(8,669.6)
Gross profit	582.2	580.7	1,704.6	1,740.9
Selling, general and administrative expenses	(409.6)	(399.0)	(1,214.2)	(1,188.8)
Impairment charges	—	—	(62.6)	—
Depreciation and amortization	(35.2)	(32.8)	(105.7)	(94.0)
Operating income	137.4	148.9	322.1	458.1
Other income (expense):
Interest expense, floor plan	(17.4)	(9.6)	(48.9)	(20.6)
Interest expense, other, net	(29.0)	(22.9)	(86.2)	(65.1)
Other income (expense), net	0.2	—	0.3	0.1
Total other income (expense)	(46.2)	(32.5)	(134.8)	(85.6)
Income before taxes	91.2	116.4	187.3	372.5
Provision for income taxes - benefit (expense)	(22.8)	(29.1)	(47.8)	(93.1)
Net income	$68.4	$87.3	$139.5	$279.4

Basic earnings per common share:
Earnings per common share	$1.96	$2.28	$3.94	$7.09
Weighted-average common shares outstanding	34.9	38.3	35.4	39.4
Diluted earnings per common share:
Earnings per common share	$1.92	$2.23	$3.85	$6.90
Weighted-average common shares outstanding	35.6	39.2	36.2	40.5

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$68.4	$87.3	$139.5	$279.4
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	0.3	—	1.5	0.7
Total other comprehensive income (loss) before taxes	0.3	—	1.5	0.7
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(0.1)	—	(0.4)	(0.2)
Other comprehensive income (loss)	0.2	—	1.1	0.5
Comprehensive income	$68.6	$87.3	$140.6	$279.9

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$34.6	$229.2
Receivables, net	431.5	462.4
Inventories	1,433.9	1,216.8
Other current assets	341.5	297.9
Total current assets	2,241.5	2,206.3
Property and Equipment, net	1,599.2	1,561.7
Goodwill	243.6	231.0
Other Intangible Assets, net	417.4	396.7
Operating Right-of-Use Lease Assets	189.2	260.7
Finance Right-of-Use Lease Assets	258.4	224.1
Other Assets	101.0	97.8
Total Assets	$5,050.3	$4,978.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$121.2	$114.9
Notes payable - floor plan - non-trade	1,266.2	1,112.7
Trade accounts payable	143.0	138.4
Operating short-term lease liabilities	31.7	36.4
Finance short-term lease liabilities	10.4	11.1
Other accrued liabilities	376.3	352.4
Current maturities of long-term debt	60.4	79.5
Total current liabilities	2,009.2	1,845.4
Long-Term Debt	1,623.1	1,672.2
Other Long-Term Liabilities	108.2	105.5
Operating Long-Term Lease Liabilities	176.1	231.4
Finance Long-Term Lease Liabilities	276.2	228.6
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 68,541,841 shares issued and 21,857,279 shares outstanding at September 30, 2023; 67,574,922 shares issued and 24,204,324 shares outstanding at December 31, 2022	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2023 and December 31, 2022	0.1	0.1
Paid-in capital	848.3	819.4
Retained earnings	1,210.1	1,100.3
Accumulated other comprehensive income (loss)	2.7	1.6
Treasury stock, at cost; 46,684,562 Class A Common Stock shares held at September 30, 2023 and 43,370,598 Class A Common Stock shares held at December 31, 2022	(1,204.4)	(1,026.9)
Total Stockholders’ Equity	857.5	895.2
Total Liabilities and Stockholders’ Equity	$5,050.3	$4,978.3

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at June 30, 2022	67.1	$0.7	(39.9)	$(858.1)	12.0	$0.1	$804.6	$1,223.5	$(0.8)	$1,170.0
Shares awarded under stock compensation plans	0.5	—	—	—	—	—	7.2	—	—	7.2
Purchases of treasury stock	—	—	(3.1)	(152.1)	—	—	—	—	—	(152.1)
Stock compensation expense	—	—	—	—	—	—	3.8	—	—	3.8
Net income	—	—	—	—	—	—	—	87.3	—	87.3
Class A dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(6.3)	—	(6.3)
Class B dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(3.0)	—	(3.0)
Balance at September 30, 2022	67.6	$0.7	(43.0)	$(1,010.2)	12.0	$0.1	$815.6	$1,301.5	$(0.8)	$1,106.9

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at June 30, 2023	68.4	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$839.8	$1,151.2	$2.5	$876.7
Shares awarded under stock compensation plans	0.1	—	—	—	—	—	1.8	—	—	1.8
Purchases of treasury stock	—	—	(1.7)	(86.8)	—	—	—	—	—	(86.8)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.2	0.2
Stock compensation expense	—	—	—	—	—	—	6.7	—	—	6.7
Net income	—	—	—	—	—	—	—	68.4	—	68.4
Class A dividends declared ($0.29 per share)	—	—	—	—	—	—	—	(6.0)	—	(6.0)
Class B dividends declared ($0.29 per share)	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at September 30, 2023	68.5	$0.7	(46.7)	$(1,204.4)	12.0	$0.1	$848.3	$1,210.1	$2.7	$857.5

See notes to unaudited condensed consolidated financial statements.

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4
Shares awarded under stock compensation plans	1.1	—	—	—	—	—	8.5	—	—	8.5
Purchases of treasury stock	—	—	(5.2)	(245.2)	—	—	—	—	—	(245.2)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.5	0.5
Stock compensation expense	—	—	—	—	—	—	16.9	—	—	16.9
Net income	—	—	—	—	—	—	—	279.4	—	279.4
Class A dividends declared ($0.62 per share)	—	—	—	—	—	—	—	(22.1)	—	(22.1)
Class B dividends declared ($0.62 per share)	—	—	—	—	—	—	—	(7.5)	—	(7.5)
Balance at September 30, 2022	67.6	$0.7	(43.0)	$(1,010.2)	12.0	$0.1	$815.6	$1,301.5	$(0.8)	$1,106.9

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	0.9	—	—	—	—	—	11.6	—	—	11.6
Purchases of treasury stock	—	—	(3.3)	(177.5)	—	—	—	—	—	(177.5)
Effect of cash flow hedge instruments, net of tax expense of $0.4	—	—	—	—	—	—	—	—	1.1	1.1
Stock compensation expense	—	—	—	—	—	—	17.3	—	—	17.3
Net income	—	—	—	—	—	—	—	139.5	—	139.5
Class A dividends declared ($0.86 per share)	—	—	—	—	—	—	—	(19.4)	—	(19.4)
Class B dividends declared ($0.86 per share)	—	—	—	—	—	—	—	(10.3)	—	(10.3)
Balance at September 30, 2023	68.5	$0.7	(46.7)	$(1,204.4)	12.0	$0.1	$848.3	$1,210.1	$2.7	$857.5

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139.5	$279.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	92.0	84.2
Debt issuance cost amortization	4.9	3.8
Stock-based compensation expense	17.3	16.9
Deferred income taxes	(10.5)	(10.4)
Asset impairment charges	62.6	—
Gain on disposal of dealerships and property and equipment	(18.1)	(0.5)
Other	0.3	1.5
Changes in assets and liabilities that relate to operations:
Receivables	49.2	43.5
Inventories	(230.7)	101.1
Other assets	(7.2)	107.5
Notes payable - floor plan – trade	6.3	5.3
Trade accounts payable and other liabilities	(1.4)	13.1
Total adjustments	(35.3)	366.0
Net cash provided by operating activities	104.2	645.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(75.1)	(94.2)
Purchases of land, property and equipment	(153.6)	(197.6)
Proceeds from sales of property and equipment	5.1	15.7
Proceeds from sales of dealerships	52.2	—
Net cash used in investing activities	(171.4)	(276.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on notes payable - floor plan - non-trade	153.5	(218.8)
Debt issuance costs	(1.6)	(0.5)
Principal payments of long-term debt	(71.5)	(42.1)
Principal payments of long-term lease liabilities	(11.7)	(6.4)
Purchases of treasury stock	(177.5)	(245.2)
Issuance of shares under stock compensation plans	11.6	8.5
Dividends paid	(30.2)	(25.2)
Net cash used in financing activities	(127.4)	(529.7)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(194.6)	(160.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	229.2	299.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34.6	$139.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including amounts capitalized	$115.0	$68.7
Income taxes	$73.4	$95.2

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (“Sonic,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 include approximately $27.9 million and $38.7 million, respectively, related to contract assets from F&I retro revenues

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
recognition, which are recorded in receivables, net. Changes in contract assets from December 31, 2022 to September 30, 2023 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants.

2. Business Acquisitions and Dispositions
During the nine months ended September 30, 2023, we acquired one business (consisting of five locations) in our Powersports Segment (as defined below) for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The preliminary allocation of the approximately $75.1 million aggregate gross purchase price included inventory of approximately $11.1 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.9 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million.
During the nine months ended September 30, 2022, we acquired two business in our Franchised Dealerships Segment (as defined below) and two business included in our Powersports Segment (as defined below) for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $79.5 million. During that period, we also recorded the impact of a $14.7 million post-close adjustment related to the acquisition of RFJ Auto Partners, Inc. and its subsidiaries completed in December 2021 (the “RFJ Acquisition”). The allocation of the approximately $79.5 million aggregate gross purchase price included inventory of approximately $31.0 million, property and equipment of approximately $0.5 million, franchise assets of approximately $33.2 million, goodwill of approximately $14.1 million, other assets of approximately $1.1 million, and liabilities of approximately $0.4 million. During the nine months ended September 30, 2023, we booked a post-close goodwill adjustment related to one businesses acquired in our Franchised Dealership Segment and one business in our Powersports Segment for a decrease of $0.4 million and an increase of $2.9 million, respectively.
During the nine months ended September 30, 2023, we disposed of one luxury franchised dealership, one domestic franchised dealership, and one mid-line import franchised dealership that generated net cash of approximately $52.2 million. We did not dispose of any stores during the nine months ended September 30, 2022.
Revenues and other activities associated with disposed franchised dealerships that remain in continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from operations	$(0.3)	$1.9	$0.2	$5.7
Gain (loss) on disposal	(0.3)	—	20.4	(0.1)
Pre-tax income (loss)	(0.6)	1.9	20.6	5.6
Total Revenues	$—	$38.6	$70.1	$119.0
On June 22, 2023, we announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, during the three months ended September 30, 2023, we closed three Northwest Motorsport pre-owned locations within the EchoPark Segment (as defined below). In connection with these decisions, Sonic recorded a charge totaling approximately $75.2 million during the second quarter of 2023. This charge included impairments of $32.5 million related to fixed assets, $16.0 million related to right-of-use assets and $14.1 million related to cease-use accruals; $0.4 million related to lease exit charges; $10.0 million of inventory valuation adjustments (of which $5.8 million relates to stores with ongoing operations at EchoPark locations and $1.9 million relates to ongoing operations of Northwest Motorsport locations); and $2.2 million related to severance. During the third quarter of 2023, we recorded approximately $4.8 million in additional charges related to the EchoPark store closures, which included $3.9 million of lease exit charges and $0.9 million related to severance. The locations within our EchoPark Segment with indefinitely suspended operations or that were closed are not considered disposed and therefore are not included in the above table disclosing the effect of disposed franchised dealerships on continued operations.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
	(In millions)
New vehicles	$637.7	$449.3
Used vehicles	523.4	534.0
Service loaners	173.9	143.8
Parts, accessories and other	98.9	89.7
Inventories	$1,433.9	$1,216.8

4. Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
	(In millions)
Land	$487.8	$478.2
Buildings and improvements	1,404.0	1,365.3
Furniture, fixtures and equipment	557.3	504.1
Construction in progress	69.7	57.0
Total, at cost	2,518.8	2,404.6
Less accumulated depreciation	(907.7)	(842.9)
Subtotal	1,611.1	1,561.7
Less assets held for sale (1)	(11.9)	—
Property and equipment, net	$1,599.2	$1,561.7
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and nine months ended September 30, 2023, capital expenditures were approximately $78.1 million and $153.6 million, respectively, and in the three and nine months ended September 30, 2022, capital expenditures were approximately $97.3 million and $197.6 million, respectively. Capital expenditures in all periods were primarily related to real estate acquisitions, construction of new franchised dealerships and EchoPark and powersports stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores.
Fixed asset impairment charges for the nine months ended September 30, 2023 were approximately $32.5 million, the majority of which relate to our decisions to indefinitely suspend operations at certain locations with our EchoPark Segment and to close certain Northwest Motorsport stores. There were no fixed asset impairment charges for the nine months ended September 30, 2022.
5. Goodwill and Intangible Assets
In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for impairment at least annually (as of April 30 of each year) or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow (“DCF”) method that utilizes inputs, including projected revenues, margin, terminal growth rates, discount rates and a market capitalization reconciliation.

We completed our annual impairment testing as of April 30, 2023 and determined there was no impairment.

In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue,

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We completed our annual impairment testing as of April 30, 2023 and determined there was no impairment.
The changes in the carrying amount of goodwill for September 30, 2023 and December 31, 2022 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2021 (1)	$251.2	$165.2	$—	$416.4
Additions through current year acquisitions	5.1	—	9.2	14.3
Reductions from impairment	—	(202.9)	—	(202.9)
Prior year acquisition allocations	(34.5)	37.7	—	3.2
Balance at December 31, 2022 (2)	$221.8	$—	$9.2	$231.0
Additions through current year acquisitions	—	—	11.9	11.9
Reductions from dispositions	(1.8)	—	—	(1.8)
Prior year acquisition allocations	(0.4)	—	2.9	2.5
Balance at September 30, 2023 (2)	$219.6	$—	$24.0	$243.6
(1)Net of accumulated impairment losses of $1.1 billion related to the Franchised Dealerships Segment.
(2)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.
The carrying amount of indefinite lived franchise assets was approximately $417.4 million and $396.7 million as of September 30, 2023 and December 31, 2022, respectively. We did not record any impairment charges for the nine months ended September 30, 2023 and 2022.
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
	(In millions)
2021 Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
2019 Mortgage Facility (2)	315.0	327.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	166.3	186.6
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR or SOFR	76.8	116.0
Subtotal	$1,708.1	$1,779.6
Debt issuance costs	(24.6)	(27.9)
Total debt	1,683.5	1,751.7
Less current maturities	(60.4)	(79.5)
Long-term debt	$1,623.1	$1,672.2
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 135 basis points above one-month Term SOFR (as defined below) at September 30, 2023 and 110 basis points above one-month Term SOFR at December 31, 2022.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 160 basis points above one-month Term SOFR (as defined below) at September 30, 2023 and 135 basis points above one-month Term SOFR at December 31, 2022.
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions) and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.9 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility that comprise the 2021 Floor Plan Facilities as the Company requests, with no more than 40% of the aggregate commitments allocated to the commitments under the used vehicle revolving floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes. On October 7, 2022, we entered into an amendment to the 2021 Credit Facilities (the “Second Credit Facility Amendment”) to, among other things: (i) replace the 2021 Credit Facilities’ London InterBank Offered Rate (“LIBOR”)-based Eurodollar reference interest rate option with a reference interest rate option based upon one-month Term SOFR (as defined in the 2021 Credit Facilities) (the conversion of the interest rate benchmark from LIBOR to one-month Term SOFR included a 10-basis point credit spread adjustment); (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the 2021 Revolving Credit Facility; (iii) amend the minimum amount for commitments under the 2021 Revolving Credit Facility and the proportion that such commitments under the 2021 Revolving Credit Facility may compose of the total commitments made by the lenders; and (iv) adjust aspects of the offset account used for voluntary reductions to interest under the 2021 Floor Plan Facilities.

As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate amount of any outstanding letters of credit and borrowings under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). As of September 30, 2023, the 2021 Revolving Borrowing Base was $301.1 million based on balances as of such date. As of September 30, 2023, we had no outstanding borrowings and $12.2 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $288.9 million remaining borrowing availability under the 2021 Revolving Credit Facility.

Our obligations under the 2021 Credit Facilities are guaranteed by the Company and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying unaudited condensed consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR (subsequent to September 30, 2022, the Second Credit Facility Amendment replaced LIBOR with one-month term SOFR). We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities. Additional dividends are permitted subject to limitations on restricted payments set forth in the 2021 Credit Facilities.

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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Under the 2019 Mortgage Facility, Sonic had an initial maximum borrowing limit of $500.0 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. Based on balances as of September 30, 2023, we had $315.0 million of outstanding borrowings under the 2019 Mortgage Facility.
Amounts outstanding under the 2019 Mortgage Facility bear interest at: (1) a specified rate above one-month Term SOFR, ranging from 1.25% to 2.25% per annum according to a performance-based pricing grid determined by the Company’s Consolidated Total Lease Adjusted Leverage Ratio as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”); or (2) a specified rate above the Base Rate (as defined in the 2019 Mortgage Facility), ranging from 0.25% to 1.25% per annum according to the Performance Grid. Interest on the 2019 Mortgage Facility is paid monthly in arrears calculated using the Base Rate plus the Applicable Rate (as defined in the 2019 Mortgage Facility) according to the Performance Grid. Amortized principal payments are scheduled to be $4.0 million per quarter from the quarter ending March 31, 2023 through the quarter ending December 31, 2024 and $6.0 million per quarter from the quarter ending March 31, 2025 to the quarter ending September 30, 2027 with the remaining balance due on November 17, 2027. Prior to the November 17, 2027

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
maturity date, the Company has the right to prepay the principal amount outstanding at any time without premium or penalty provided the prepayment amount exceeds $0.5 million. Additional dividends are permitted subject to limitations on restricted payments set forth in the 2021 Credit Facilities.
For further discussion of the 2019 Mortgage Facility, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.
Mortgage Notes to Finance Companies
As of September 30, 2023, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 5.24% and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $243.1 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2024 to 2033.
Covenants

The 2021 Credit Facilities and the 2019 Mortgage Facility contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. The 2021 Credit Facilities and the 2019 Mortgage Facility also contain limitations on our ability to pledge assets to third parties, subject to certain stated exceptions.
We were in compliance with the financial covenants under the 2021 Credit Facilities and the 2019 Mortgage Facility as of September 30, 2023. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
September 30, 2023 actual	1.27	1.60	2.87
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2023, we had approximately $245.7 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2023.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBITDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2023, the ratio was 12.05 to 1.00.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or the sublessee does not perform. In the event an assignee or a sublessee does not perform its obligations, Sonic remains liable for such obligations.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.0 million as of September 30, 2023 and there was not any material exposure with respect to these indemnifications at December 31, 2022. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2023.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both September 30, 2023 and December 31, 2022 was approximately $4.3 million.
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
There were no significant liabilities recorded related to legal matters as of September 30, 2023 and December 31, 2022.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2023	December 31, 2022
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$41.3	$38.2
Interest rate caps designated as hedges (2)	2.9	—
Total assets	$44.2	$38.2

Liabilities:
Deferred compensation plan (3)	$24.5	$21.1
Total liabilities	$24.5	$21.1
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of September 30, 2023, approximately $2.1 million and $0.8 million were included in other current assets and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets.
(3)Included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

In conjunction with the approximately $75.2 million charge recorded during the second quarter of 2023 and the subsequent $4.8 million charge recorded in the third quarter of 2023 related to our decisions to indefinitely suspend operations at certain EchoPark locations and to close certain Northwest Motorsport stores discussed above, Sonic was required to adjust certain real estate assets to fair value on a non-recurring basis. After $5.7 million of adjustments during the second quarter of 2023, the recorded balances were $55.5 million at June 30, 2023. The book value of such assets may be reevaluated as changes in circumstances require. There were no instances during the three months ended September 30, 2023 that required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023 and December 31, 2022, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of September 30, 2023 and December 31, 2022, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$397.5	$500.0	$390.3	$500.0
4.625% Notes (1)	$536.3	$650.0	$519.5	$650.0
Mortgage Notes (2)	$159.0	$166.3	$174.0	$186.6
(1)As determined by market quotations from similar securities as of September 30, 2023 and December 31, 2022, respectively (Level 2).
(2)As determined by the DCF method (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2022.
9. Segment Information
As of September 30, 2023, Sonic had three operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”); and (3) retail locations that sell new and used powersports vehicles, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Powersports Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,546.7	$1,359.6	$4,550.9	$4,047.1
Fleet new vehicles	23.2	32.0	70.4	70.0
Total new vehicles	1,569.9	1,391.6	4,621.3	4,117.1
Used vehicles	780.7	842.4	2,322.8	2,568.1
Wholesale vehicles	51.4	75.8	165.3	261.2
Parts, service and collision repair	431.8	404.7	1,289.0	1,183.4
Finance, insurance and other, net	126.0	125.8	375.4	382.1
Franchised Dealerships Segment revenues	$2,959.8	$2,840.3	$8,773.8	$8,511.9

EchoPark Segment revenues:
Retail new vehicles	$—	$1.6	$1.0	$7.3
Used vehicles	554.8	511.4	1,651.3	1,601.3
Wholesale vehicles	26.6	38.9	89.1	143.3
Finance, insurance and other, net	45.3	38.9	136.4	121.8
EchoPark Segment revenues	$626.7	$590.8	$1,877.8	$1,873.7

Powersports Segment revenues:
Retail new vehicles	$26.8	$10.6	$72.5	$13.0
Used vehicles	4.9	2.0	17.1	5.0
Wholesale vehicles	1.3	—	1.9	0.3
Parts, service and collision repair	21.6	3.5	38.6	5.2
Finance, insurance and other, net	2.4	0.9	5.9	1.4
Powersports Segment revenues	$57.0	$17.0	$136.0	$24.9

Total consolidated revenues	$3,643.5	$3,448.1	$10,787.6	$10,410.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment	$101.5	$146.3	$357.2	$472.2
EchoPark Segment	(16.9)	(31.1)	(116.5)	(100.6)
Powersports Segment	6.6	1.2	9.2	0.9
Total segment income	$91.2	$116.4	$249.9	$372.5
Impairment charges	—	—	(62.6)	—
Income before taxes	$91.2	$116.4	$187.3	$372.5
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Depreciation and Amortization:
Franchised Dealerships Segment	$28.2	$25.8	$82.8	$75.8
EchoPark Segment	6.1	6.8	20.4	17.7
Powersports Segment	0.9	0.2	2.5	0.5
Total depreciation and amortization	$35.2	$32.8	$105.7	$94.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Floor Plan Interest Expense:
Franchised Dealerships Segment (1)	$12.9	$6.6	$34.7	$13.9
EchoPark Segment	4.3	3.0	13.6	6.7
Powersports Segment	0.2	—	0.6	—
Total floor plan interest expense	$17.4	$9.6	$48.9	$20.6
(1)Amount is net of interest earned on the floor plan deposit balance of $5.0 million and $0.9 million in the three months ended September 30, 2023 and 2022, respectively, and $13.8 million and $2.3 million in the nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Interest Expense, Other, Net:
Franchised Dealerships Segment	$27.9	$21.4	$82.2	$61.7
EchoPark Segment	0.7	1.1	2.5	3.0
Powersports Segment	0.4	0.4	1.5	0.4
Total interest expense, other, net	$29.0	$22.9	$86.2	$65.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Capital Expenditures:
Franchised Dealerships Segment	$72.1	$43.8	$137.3	$95.8
EchoPark Segment	5.4	53.5	14.1	101.8
Powersports Segment	0.6	—	2.2	—
Total capital expenditures	$78.1	$97.3	$153.6	$197.6

	September 30, 2023	December 31, 2022
	(In millions)
Assets:
Franchised Dealerships Segment	$3,806.0	$4,091.7
EchoPark Segment	700.9	267.6
Powersports Segment	208.8	117.8
Corporate and other:
Cash and cash equivalents	34.6	229.2
Floor plan deposit balance	300.0	272.0
Total assets	$5,050.3	$4,978.3

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
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of September 30, 2023: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2023, we operated 108 stores in the Franchised Dealerships Segment, 25 stores in the EchoPark Segment and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 134 new vehicle franchises (representing 28 different brands of cars and light trucks) and 16 collision repair centers in 18 states. As of September 30, 2023, we operated 25 EchoPark stores in 11 states, including 7 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021 that are included in the EchoPark Segment.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) increased 16% and 13% for the three and nine months ended September 30, 2023, respectively, to approximately 15.5 million vehicles in each period, compared to approximately 13.4 million and 13.7 million vehicles for the three and nine months ended September 30, 2022, respectively, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the full year 2023 new vehicle industry volume will be between 15.5 million vehicles (an increase of 13% compared to 2022) and 16.0 million vehicles (an increase of 17% compared to 2022). The ongoing effects of supply chain disruptions as a result of the COVID-19 pandemic, availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of natural disasters or other unforeseen circumstances could cause the actual 2023 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR increased 13% and 8%, to approximately 12.6 million and 12.7 million vehicles for the three and nine months ended September 30, 2023, respectively, from approximately 11.2 million and 11.8 million vehicles for the three and nine months ended September 30, 2022, respectively.

Impact of COVID-19 and Supply Chain Disruptions
The global automotive supply chain has been significantly disrupted since the onset of the COVID-19 pandemic, primarily related to the production of semiconductors and other components that are used in many modern automobiles, in addition to workforce-related production delays and stoppages. As a result, automobile manufacturing has operated for multiple years at lower than usual production levels, reducing the amount of new vehicle inventory and certain parts inventory available to our dealerships. These inventory constraints have led to low new and used vehicle inventory and a volatile new and used vehicle pricing environment. New vehicle and certain parts production levels have improved through the first nine months of 2023; however, there is a risk that higher production levels and new vehicle inventory on hand may not result in incremental retail new vehicle sales volume, which could cause new vehicle industry volume to vary from our expectations.
During the third quarter of 2023, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) commenced a labor strike against certain automobile manufacturers and automotive parts suppliers in North America. Depending on the length and severity of the UAW strike, certain manufacturers’ vehicle and parts inventory levels may decrease, causing disruption to our business and/or higher vehicle or parts prices for consumers. While we believe our diversified brand portfolio may somewhat mitigate the risk to our business, it is difficult to predict the potential length of the UAW strike and its potential impact on our business and financial results of operations.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores since the beginning of 2022, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
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
Retail new vehicle revenue increased 15% and 12% during the three and nine months ended September 30, 2023, respectively, driven primarily by a 12% and 8% increase in retail new vehicle unit sales volume, respectively, and a 2% and 4% increase in retail new vehicle average selling prices, respectively. Retail new vehicle gross profit decreased 21% and 20% during the three and nine months ended September 30, 2023, respectively, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory, which drove lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,988 per unit, or 30%, to $4,678 per unit during the three months ended September 30, 2023, and decreased $1,734 per unit, or 26%, to $5,056 per unit during the nine months ended September

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
30, 2023. We generally focus on maintaining Franchised Dealerships Segment new vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 33 and 19 days as of September 30, 2023 and 2022, respectively.
Retail used vehicle revenue decreased 7% and 9% during the three and nine months ended September 30, 2023, respectively, driven primarily by a 3% and 7% decrease in retail used vehicle unit sales volume, respectively. Retail used vehicle gross profit decreased 5% during both the three and nine months ended September 30, 2023, primarily due to the decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $36 per unit, or 2%, to $1,668 per unit during the three months ended September 30, 2023, and increased $30 per unit, or 2%, to $1,694 per unit during the nine months ended September 30, 2023. The primary driver of the decrease in retail used vehicle gross profit per unit during the three months ended September 30, 2023 was the decrease in retail used vehicle unit sales volume. Wholesale vehicle gross profit increased approximately $0.5 million and $2.5 million during the three and nine months ended September 30, 2023, respectively, due primarily to a $59 per unit, or 18%, decrease in wholesale vehicle gross profit per unit during the three months ended September 30, 2023 and a $139 per unit, or 101%, improvement in wholesale vehicle gross profit per unit during the nine months ended September 30, 2023. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 28 and 31 days as of September 30, 2023 and 2022, respectively.
Fixed Operations revenue increased 8% and 9% during the three and nine months ended September 30, 2023, respectively, and Fixed Operations gross profit increased 8% and 9% during the three and nine months ended September 30, 2023, respectively, driven primarily by higher repair order volume and higher parts and labor costs that were passed along to consumers. Fixed Operations gross margin increased 10 basis points, to 49.7%, during the three months ended September 30, 2023, and increased 10 basis points, to 49.6%, during the nine months ended September 30, 2023.
F&I revenue increased 3% and remained flat during the three and nine months ended September 30, 2023, respectively, driven primarily by decreases in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $118 per unit, or 5%, to $2,407 per unit, and increased $8 per unit to $2,437 per unit, during the three and nine months ended September 30, 2023, respectively.
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
On June 22, 2023, Sonic announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, during the third quarter of 2023 we closed three Northwest Motorsport pre-owned locations within the EchoPark segment. In connection with these decisions, Sonic recorded a charge totaling approximately $75.2 million during the second quarter of 2023. This charge included impairments of $32.5 million related to fixed assets, $16.0 million related to right-of-use assets and $14.1 million related to cease-use accruals; $0.4 million related to lease exit charges; $10.0 million of inventory valuation adjustments (of which $5.8 million relates to stores with ongoing operations at EchoPark locations and $1.9 million relates to ongoing operations of Northwest Motorsport locations); and $2.2 million related to severance. During the third quarter of 2023, we recorded approximately $4.8 million in additional charges related to the EchoPark store closures, which included $3.9 million of lease exit charges and $0.9 million related to severance. We expect expenses related to the EchoPark store closures of approximately $1.5 million to $2.0 million per quarter (excluding any amounts related to exiting leased or owned properties).
Reported EchoPark Segment revenues increased 6% and remained flat during the three and nine months ended September 30, 2023, respectively, driven primarily by an increase in retail used vehicle unit sales volume, offset partially by a decrease in average unit selling prices. Reported total gross profit increased 22% during the three months ended September 30, 2023, primarily due to an increase in retail used vehicle gross profit per unit and higher retail used vehicle unit sales volume. Reported total gross profit decreased 11% during the nine months ended September 30, 2023 primarily due to a decrease in retail used vehicle gross profit (loss) per unit (including the effect of inventory valuation adjustments recorded in the second quarter of 2023), offset partially by higher retail used vehicle unit sales volume.
Reported retail used vehicle revenue increased 9% and 3% during the three and nine months ended September 30, 2023, respectively, driven primarily by an increase in retail used vehicle unit sales volume. F&I revenue increased 17% and 12%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
during the three and nine months ended September 30, 2023, driven primarily by an increase in retail used vehicle unit sales volume, offset partially by a decrease in F&I gross profit per unit. Reported combined retail used vehicle and F&I gross profit per unit decreased $101 per unit, or 4%, to $2,767 per unit during the three months ended September 30, 2023, and decreased $680 per unit, or 25%, to $2,095 per unit during the nine months ended September 30, 2023, due primarily to higher inventory acquisition costs as a result of increases in wholesale auction prices during the three and nine months ended September 30, 2023.
Reported wholesale vehicle gross profit increased approximately $0.2 million during the three months ended September 30, 2023, primarily due to an increase in wholesale vehicle gross profit per unit, and decreased approximately $2.3 million during the nine months ended September 30, 2023, primarily due to a decrease in wholesale vehicle gross profit per unit. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 37 and 57 days as of September 30, 2023 and 2022, respectively.
Same market total revenues increased 73% and 50% during the three and nine months ended September 30, 2023, respectively, driven primarily by an increase in retail used vehicle unit sales volume. Same market total gross profit increased 126% and 92% during the three and nine months ended September 30, 2023, respectively, driven primarily by an increase in retail used vehicle unit sales volume.
Powersports Segment
The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. In the third quarter of 2022, we acquired one powersports business with seven locations, and, in the first quarter of 2023, we acquired one powersports business with five locations.
In the three and nine months ended September 30, 2023, reported total revenue was $57.0 million and $136.0 million, respectively, and reported total gross profit was $20.8 million and $43.4 million, respectively.
Reported retail new vehicle revenue for the three and nine months ended September 30, 2023 was $26.8 million and $72.5 million, respectively, and reported retail new vehicle gross profit was $5.9 million and $14.3 million, respectively, based on a retail new vehicle average selling price of $19,271 and $18,618, respectively, and a retail new vehicle gross profit per unit of $4,213 per unit and $3,680 per unit, respectively. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 107 days as of September 30, 2023. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality.
Reported retail used vehicle revenue for the three and nine months ended September 30, 2023 was $4.9 million and $17.1 million, respectively, and reported retail used vehicle gross profit was $2.4 million and $4.7 million, respectively, based on a retail used vehicle average selling price of $5,807 and $8,683, respectively, and a retail used vehicle gross profit per unit of $2,833 per unit and $2,407 per unit, respectively. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 37 days as of September 30, 2023, due primarily to seasonally elevated sales in the quarter ended September 30, 2023. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality.
Reported Fixed Operations revenue for the three and nine months ended September 30, 2023 was $21.6 million and $38.6 million, respectively, and reported Fixed Operations gross profit was $10.2 million and $18.5 million, respectively. Customer pay revenue for the three and nine months ended September 30, 2023 was $4.5 million and $10.5 million, respectively, and customer pay gross profit was $2.7 million and $6.0 million, respectively. Warranty revenue for the three and nine months ended September 30, 2023 was $0.5 million and $1.3 million, respectively, and warranty gross profit was $0.3 million and $0.7 million, respectively. Wholesale parts revenue for the three and nine months ended September 30, 2023 was $0.2 million and $0.5 million, respectively. There was no wholesale parts gross profit for the three months ended September 30, 2023 and wholesale parts gross profit for the nine months ended September 30, 2023 was $0.1 million. Internal, sublet and other revenue for the three and nine months ended September 30, 2023 was $16.4 million and $26.3 million, respectively, and internal, sublet and other gross profit was $7.2 million and $11.7 million, respectively.
Reported F&I revenue for the three and nine months ended September 30, 2023 was $2.4 million and $5.9 million, respectively, based on F&I gross profit per retail unit of $1,075 per unit and $1,006 per unit, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Consolidated

As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores and EchoPark stores since the beginning of 2022, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Brand	2023	2022	2023	2022
Luxury:
BMW	24%	25%	25%	25%
Mercedes	13%	14%	14%	13%
Audi	7%	6%	6%	6%
Lexus	5%	5%	5%	5%
Porsche	4%	4%	4%	4%
Land Rover	4%	3%	4%	3%
Cadillac	2%	2%	2%	2%
Volvo	1%	1%	1%	1%
MINI	1%	1%	1%	—%
Other Luxury (1)	1%	—%	—%	—%
Total Luxury	62%	61%	62%	59%
Mid-line Import:
Honda	11%	8%	11%	8%
Toyota	10%	9%	9%	9%
Volkswagen	2%	2%	2%	2%
Hyundai	1%	2%	1%	2%
Other Mid-line Import (2)	—%	—%	—%	1%
Total Mid-line Import	24%	21%	23%	22%
Domestic:
General Motors (3)	5%	7%	6%	7%
Chrysler	5%	6%	5%	6%
Ford	4%	5%	4%	6%
Total Domestic	14%	18%	15%	19%
Total	100%	100%	100%	100%
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
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended September 30,		Better / (Worse)	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	% Change	2023	2022	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	12.6	11.2	13%	12.7	11.8	8%
U.S. Fleet new vehicle SAAR	2.9	2.2	32%	2.8	1.9	47%
U.S. Total new vehicle SAAR (1)	15.5	13.4	16%	15.5	13.7	13%
(1)Source: PIN from J.D. Power

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,573.5	$1,371.8	$201.7	15%
Fleet new vehicle revenue	23.2	32.0	(8.8)	(28)%
Total new vehicle revenue	$1,596.7	$1,403.8	$192.9	14%

Retail new vehicle gross profit	$131.4	$162.2	$(30.8)	(19)%
Fleet new vehicle gross profit	0.9	1.3	(0.4)	(31)%
Total new vehicle gross profit	$132.3	$163.5	$(31.2)	(19)%

Retail new vehicle unit sales	28,260	24,776	3,484	14%
Fleet new vehicle unit sales	469	672	(203)	(30)%
Total new vehicle unit sales	28,729	25,448	3,281	13%

Revenue per new retail unit	$55,678	$55,366	$312	1%
Revenue per new fleet unit	$49,495	$47,636	$1,859	4%
Total revenue per new unit	$55,577	$55,162	$415	1%

Gross profit per new retail unit	$4,649	$6,547	$(1,898)	(29)%
Gross profit per new fleet unit	$2,046	$1,955	$91	5%
Total gross profit per new unit	$4,607	$6,426	$(1,819)	(28)%

Retail gross profit as a % of revenue	8.4%	11.8%	(340)	bps
Fleet gross profit as a % of revenue	4.1%	4.1%	—	bps
Total new vehicle gross profit as a % of revenue	8.3%	11.6%	(330)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$4,624.4	$4,067.4	$557.0	14%
Fleet new vehicle revenue	70.4	70.0	0.4	1%
Total new vehicle revenue	$4,694.8	$4,137.4	$557.4	13%

Retail new vehicle gross profit	$410.9	$498.2	$(87.3)	(18)%
Fleet new vehicle gross profit	3.1	3.1	—	—%
Total new vehicle gross profit	$414.0	$501.3	$(87.3)	(17)%

Retail new vehicle unit sales	82,671	73,890	8,781	12%
Fleet new vehicle unit sales	1,500	1,454	46	3%
Total new vehicle unit sales	84,171	75,344	8,827	12%

Revenue per new retail unit	$55,938	$55,046	$892	2%
Revenue per new fleet unit	$46,918	$48,176	$(1,258)	(3)%
Total revenue per new unit	$55,777	$54,913	$864	2%

Gross profit per new retail unit	$4,970	$6,742	$(1,772)	(26)%
Gross profit per new fleet unit	$2,059	$2,133	$(74)	(3)%
Total gross profit per new unit	$4,918	$6,653	$(1,735)	(26)%

Retail gross profit as a % of revenue	8.9%	12.2%	(330)	bps
Fleet gross profit as a % of revenue	4.4%	4.4%	—	bps
Total new vehicle gross profit as a % of revenue	8.8%	12.1%	(330)	bps

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

As a result of low levels of new vehicle inventory and a heightened demand for used vehicles by automobile dealers and rental car companies at wholesale auction, used vehicle prices reached an all-time high in 2022 and remain elevated above historical levels. Depending on the mix of inventory sourcing (trade-ins or purchases from customers versus wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given the current used vehicle environment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,340.4	$1,355.8	$(15.4)	(1)%
Gross profit	$52.3	$50.9	$1.4	3%
Unit sales	45,428	42,069	3,359	8%
Revenue per unit	$29,506	$32,230	$(2,724)	(8)%
Gross profit per unit	$1,150	$1,211	$(61)	(5)%
Gross profit as a % of revenue	3.9%	3.8%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$3,991.2	$4,174.4	$(183.2)	(4)%
Gross profit	$113.8	$145.3	$(31.5)	(22)%
Unit sales	133,931	128,906	5,025	4%
Revenue per unit	$29,801	$32,383	$(2,582)	(8)%
Gross profit per unit	$849	$1,127	$(278)	(25)%
Gross profit as a % of revenue	2.9%	3.5%	(60)	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. Since March 2020, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) will continue to return toward long-term normalized levels in the fourth quarter of 2023, but may continue to experience volatility into 2024 or beyond. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$79.3	$114.7	$(35.4)	(31)%
Gross profit (loss)	$(1.4)	$(2.1)	$0.7	33%
Unit sales	7,996	8,263	(267)	(3)%
Revenue per unit	$9,922	$13,874	$(3,952)	(28)%
Gross profit (loss) per unit	$(180)	$(264)	$84	32%
Gross profit (loss) as a % of revenue	(1.8)%	(1.9)%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$256.3	$404.8	$(148.5)	(37)%
Gross profit (loss)	$0.5	$0.6	$(0.1)	(17)%
Unit sales	25,203	27,229	(2,026)	(7)%
Revenue per unit	$10,166	$14,867	$(4,701)	(32)%
Gross profit (loss) per unit	$24	$17	$7	41%
Gross profit (loss) as a % of revenue	0.2%	0.1%	10	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$209.7	$171.9	$37.8	22%
Warranty	62.0	60.4	1.6	3%
Wholesale parts	51.3	49.9	1.4	3%
Internal, sublet and other	130.4	126.0	4.4	3%
Total revenue	$453.4	$408.2	$45.2	11%

Gross profit
Customer pay	$118.0	$100.8	$17.2	17%
Warranty	36.6	34.2	2.4	7%
Wholesale parts	9.1	9.1	—	—%
Internal, sublet and other	61.6	58.7	2.9	5%
Total gross profit	$225.3	$202.8	$22.5	11%

Gross profit as a % of revenue
Customer pay	56.3%	58.6%	(230)	bps
Warranty	58.9%	56.7%	220	bps
Wholesale parts	17.8%	18.2%	(40)	bps
Internal, sublet and other	47.2%	46.6%	60	bps
Total gross profit as a % of revenue	49.7%	49.7%	—	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$621.1	$501.2	$119.9	24%
Warranty	180.1	168.2	11.9	7%
Wholesale parts	159.3	149.9	9.4	6%
Internal, sublet and other	367.1	369.3	(2.2)	(1)%
Total revenue	$1,327.6	$1,188.6	$139.0	12%

Gross profit
Customer pay	$348.0	$290.2	$57.8	20%
Warranty	105.7	98.3	7.4	8%
Wholesale parts	28.3	27.0	1.3	5%
Internal, sublet and other	176.6	172.9	3.7	2%
Total gross profit	$658.6	$588.4	$70.2	12%

Gross profit as a % of revenue
Customer pay	56.0%	57.9%	(190)	bps
Warranty	58.7%	58.5%	20	bps
Wholesale parts	17.8%	18.0%	(20)	bps
Internal, sublet and other	48.1%	46.8%	130	bps
Total gross profit as a % of revenue	49.6%	49.5%	10	bps
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
Our consolidated reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$173.7	$165.6	$8.1	5%
Total combined retail new and used vehicle unit sales	73,688	66,845	6,843	10%
Gross profit per retail unit (excludes fleet)	$2,357	$2,477	$(120)	(5)%

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$517.7	$505.3	$12.4	2%
Total combined retail new and used vehicle unit sales	216,602	202,796	13,806	7%
Gross profit per retail unit (excludes fleet)	$2,390	$2,492	$(102)	(4)%

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores since the beginning of 2022, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for more meaningful comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,538.1	$1,341.9	$196.2	15%
Acquisitions, open points, dispositions and holding company	8.6	17.7	(9.1)	NM
Total as reported	$1,546.7	$1,359.6	$187.1	14%

Fleet new vehicle revenue:
Same store	$23.2	$32.0	$(8.8)	(28)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$23.2	$32.0	$(8.8)	(28)%

Total new vehicle revenue:
Same store	$1,561.3	$1,373.9	$187.4	14%
Acquisitions, open points, dispositions and holding company	8.6	17.7	(9.1)	NM
Total as reported	$1,569.9	$1,391.6	$178.3	13%

Retail new vehicle gross profit:
Same store	$125.0	$158.8	$(33.8)	(21)%
Acquisitions, open points, dispositions and holding company	0.5	1.9	(1.4)	NM
Total as reported	$125.5	$160.7	$(35.2)	(22)%

Fleet new vehicle gross profit:
Same store	$1.0	$1.3	$(0.3)	(23)%
Acquisitions, open points, dispositions and holding company	(0.1)	—	(0.1)	NM
Total as reported	$0.9	$1.3	$(0.4)	(31)%

Total new vehicle gross profit:
Same store	$126.0	$160.1	$(34.1)	(21)%
Acquisitions, open points, dispositions and holding company	0.4	1.9	(1.5)	NM
Total as reported	$126.4	$162.0	$(35.6)	(22)%

Retail new vehicle unit sales:
Same store	26,727	23,816	2,911	12%
Acquisitions, open points, dispositions and holding company	142	425	(283)	NM
Total as reported	26,869	24,241	2,628	11%

Fleet new vehicle unit sales:
Same store	469	672	(203)	(30)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	469	672	(203)	(30)%

Total new vehicle unit sales:
Same store	27,196	24,488	2,708	11%
Acquisitions, open points, dispositions and holding company	142	425	(283)	NM
Total as reported	27,338	24,913	2,425	10%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$4,491.8	$3,995.7	$496.1	12%
Acquisitions, open points, dispositions and holding company	59.1	51.4	7.7	NM
Total as reported	$4,550.9	$4,047.1	$503.8	12%

Fleet new vehicle revenue:
Same store	$70.4	$70.0	$0.4	1%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$70.4	$70.0	$0.4	1%

Total new vehicle revenue:
Same store	$4,562.2	$4,065.7	$496.5	12%
Acquisitions, open points, dispositions and holding company	59.1	51.4	7.7	NM
Total as reported	$4,621.3	$4,117.1	$504.2	12%

Retail new vehicle gross profit:
Same store	$392.2	$488.8	$(96.6)	(20)%
Acquisitions, open points, dispositions and holding company	4.3	5.7	(1.4)	NM
Total as reported	$396.5	$494.5	$(98.0)	(20)%

Fleet new vehicle gross profit:
Same store	$3.1	$3.1	$—	—%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$3.1	$3.1	$—	—%

Total new vehicle gross profit:
Same store	$395.3	$491.9	$(96.6)	(20)%
Acquisitions, open points, dispositions and holding company	4.3	5.7	(1.4)	NM
Total as reported	$399.6	$497.6	$(98.0)	(20)%

Retail new vehicle unit sales:
Same store	77,567	71,986	5,581	8%
Acquisitions, open points, dispositions and holding company	1,199	1,199	—	NM
Total as reported	78,766	73,185	5,581	8%

Fleet new vehicle unit sales:
Same store	1,500	1,454	46	3%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	1,500	1,454	46	3%

Total new vehicle unit sales:
Same store	79,067	73,440	5,627	8%
Acquisitions, open points, dispositions and holding company	1,199	1,199	—	NM
Total as reported	80,266	74,639	5,627	8%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,546.7	$1,359.6	$187.1	14%
Fleet new vehicle revenue	23.2	32.0	(8.8)	(28)%
Total new vehicle revenue	$1,569.9	$1,391.6	$178.3	13%

Retail new vehicle gross profit	$125.5	$160.7	$(35.2)	(22)%
Fleet new vehicle gross profit	0.9	1.3	(0.4)	(31)%
Total new vehicle gross profit	$126.4	$162.0	$(35.6)	(22)%

Retail new vehicle unit sales	26,869	24,241	2,628	11%
Fleet new vehicle unit sales	469	672	(203)	(30)%
Total new vehicle unit sales	27,338	24,913	2,425	10%

Revenue per new retail unit	$57,561	$56,087	$1,474	3%
Revenue per new fleet unit	$49,495	$47,636	$1,859	4%
Total revenue per new unit	$57,422	$55,859	$1,563	3%

Gross profit per new retail unit	$4,672	$6,627	$(1,955)	(30)%
Gross profit per new fleet unit	$2,046	$1,955	$91	5%
Total gross profit per new unit	$4,627	$6,501	$(1,874)	(29)%

Retail gross profit as a % of revenue	8.1%	11.8%	(370)	bps
Fleet gross profit as a % of revenue	4.1%	4.1%	—	bps
Total new vehicle gross profit as a % of revenue	8.1%	11.6%	(350)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$4,550.9	$4,047.1	$503.8	12%
Fleet new vehicle revenue	70.4	70.0	0.4	1%
Total new vehicle revenue	$4,621.3	$4,117.1	$504.2	12%

Retail new vehicle gross profit	$396.5	$494.5	$(98.0)	(20)%
Fleet new vehicle gross profit	3.1	3.1	—	—%
Total new vehicle gross profit	$399.6	$497.6	$(98.0)	(20)%

Retail new vehicle unit sales	78,766	73,185	5,581	8%
Fleet new vehicle unit sales	1,500	1,454	46	3%
Total new vehicle unit sales	80,266	74,639	5,627	8%

Revenue per new retail unit	$57,778	$55,299	$2,479	4%
Revenue per new fleet unit	$46,918	$48,164	$(1,246)	(3)%
Total revenue per new unit	$57,575	$55,160	$2,415	4%

Gross profit per new retail unit	$5,034	$6,757	$(1,723)	(25)%
Gross profit per new fleet unit	$2,059	$2,132	$(73)	(3)%
Total gross profit per new unit	$4,978	$6,667	$(1,689)	(25)%

Retail gross profit as a % of revenue	8.7%	12.2%	(350)	bps
Fleet gross profit as a % of revenue	4.4%	4.4%	—	bps
Total new vehicle gross profit as a % of revenue	8.6%	12.1%	(350)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,538.1	$1,341.9	$196.2	15%
Fleet new vehicle revenue	23.2	32.0	(8.8)	(28)%
Total new vehicle revenue	$1,561.3	$1,373.9	$187.4	14%

Retail new vehicle gross profit	$125.0	$158.8	$(33.8)	(21)%
Fleet new vehicle gross profit	1.0	1.3	(0.3)	(23)%
Total new vehicle gross profit	$126.0	$160.1	$(34.1)	(21)%

Retail new vehicle unit sales	26,727	23,816	2,911	12%
Fleet new vehicle unit sales	469	672	(203)	(30)%
Total new vehicle unit sales	27,196	24,488	2,708	11%

Revenue per new retail unit	$57,547	$56,345	$1,202	2%
Revenue per new fleet unit	$49,495	$47,636	$1,859	4%
Total revenue per new unit	$57,408	$56,106	$1,302	2%

Gross profit per new retail unit	$4,678	$6,666	$(1,988)	(30)%
Gross profit per new fleet unit	$2,046	$1,955	$91	5%
Total gross profit per new unit	$4,633	$6,537	$(1,904)	(29)%

Retail gross profit as a % of revenue	8.1%	11.8%	(370)	bps
Fleet gross profit as a % of revenue	4.1%	4.1%	—	bps
Total new vehicle gross profit as a % of revenue	8.1%	11.7%	(360)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$4,491.8	$3,995.7	$496.1	12%
Fleet new vehicle revenue	70.4	70.0	0.4	1%
Total new vehicle revenue	$4,562.2	$4,065.7	$496.5	12%

Retail new vehicle gross profit	$392.2	$488.8	$(96.6)	(20)%
Fleet new vehicle gross profit	3.1	3.1	—	—%
Total new vehicle gross profit	$395.3	$491.9	$(96.6)	(20)%

Retail new vehicle unit sales	77,567	71,986	5,581	8%
Fleet new vehicle unit sales	1,500	1,454	46	3%
Total new vehicle unit sales	79,067	73,440	5,627	8%

Revenue per new retail unit	$57,908	$55,507	$2,401	4%
Revenue per new fleet unit	$46,918	$48,164	$(1,246)	(3)%
Total revenue per new unit	$57,700	$55,361	$2,339	4%

Gross profit per new retail unit	$5,056	$6,790	$(1,734)	(26)%
Gross profit per new fleet unit	$2,059	$2,132	$(73)	(3)%
Total gross profit per new unit	$5,000	$6,698	$(1,698)	(25)%

Retail gross profit as a % of revenue	8.7%	12.2%	(350)	bps
Fleet gross profit as a % of revenue	4.4%	4.4%	—	bps
Total new vehicle gross profit as a % of revenue	8.7%	12.1%	(340)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Retail new vehicle revenue increased 15%, due primarily to a 12% increase in retail new vehicle unit sales volume, as well as a 2% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $33.8 million, or 21%, as a result of lower retail new vehicle gross profit per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory. Retail new vehicle gross profit per unit decreased $1,988 per unit, or 30%, to $4,678 per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory than in the prior year period.
Same Store Franchised Dealerships Segment Retail New Vehicles – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Retail new vehicle revenue increased 12%, due primarily to an 8% increase in retail new vehicle unit sales volume, as well as a 4% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $96.6 million, or 20%, as a result of lower retail new vehicle gross profit per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory. Retail new vehicle gross profit per unit decreased $1,734 per unit, or 26%, to $5,056 per unit, due primarily to higher inventory invoice costs and increased price competition as a result of higher levels of available inventory than in the prior year period.
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$775.4	$829.2	$(53.8)	(6)%
Acquisitions, open points, dispositions and holding company	5.3	13.2	(7.9)	NM
Total as reported	$780.7	$842.4	$(61.7)	(7)%

Retail used vehicle gross profit:
Same store	$42.3	$44.5	$(2.2)	(5)%
Acquisitions, open points, dispositions and holding company	0.3	0.9	(0.6)	NM
Total as reported	$42.6	$45.4	$(2.8)	(6)%

Retail used vehicle unit sales:
Same store	25,371	26,122	(751)	(3)%
Acquisitions, open points, dispositions and holding company	170	525	(355)	NM
Total as reported	25,541	26,647	(1,106)	(4)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$2,288.8	$2,524.3	$(235.5)	(9)%
Acquisitions, open points, dispositions and holding company	34.0	43.8	(9.8)	NM
Total as reported	$2,322.8	$2,568.1	$(245.3)	(10)%

Retail used vehicle gross profit:
Same store	$126.4	$133.5	$(7.1)	(5)%
Acquisitions, open points, dispositions and holding company	1.5	2.5	(1.0)	NM
Total as reported	$127.9	$136.0	$(8.1)	(6)%

Retail used vehicle unit sales:
Same store	74,631	80,221	(5,590)	(7)%
Acquisitions, open points, dispositions and holding company	1,214	1,660	(446)	NM
Total as reported	75,845	81,881	(6,036)	(7)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$780.7	$842.4	$(61.7)	(7)%
Gross profit	$42.6	$45.4	$(2.8)	(6)%
Unit sales	25,541	26,647	(1,106)	(4)%
Revenue per unit	$30,567	$31,615	$(1,048)	(3)%
Gross profit per unit	$1,666	$1,704	$(38)	(2)%
Gross profit as a % of revenue	5.4%	5.4%	—	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,322.8	$2,568.1	$(245.3)	(10)%
Gross profit	$127.9	$136.0	$(8.1)	(6)%
Unit sales	75,845	81,881	(6,036)	(7)%
Revenue per unit	$30,625	$31,364	$(739)	(2)%
Gross profit per unit	$1,685	$1,661	$24	1%
Gross profit as a % of revenue	5.5%	5.3%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$775.4	$829.2	$(53.8)	(7)%
Gross profit	$42.3	$44.5	$(2.2)	(5)%
Unit sales	25,371	26,122	(751)	(3)%
Revenue per unit	$30,563	$31,742	$(1,179)	(4)%
Gross profit per unit	$1,668	$1,704	$(36)	(2)%
Gross profit as a % of revenue	5.5%	5.4%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$2,288.8	$2,524.3	$(235.5)	(9)%
Gross profit	$126.4	$133.5	$(7.1)	(5)%
Unit sales	74,631	80,221	(5,590)	(7)%
Revenue per unit	$30,669	$31,467	$(798)	(3)%
Gross profit per unit	$1,694	$1,664	$30	2%
Gross profit as a % of revenue	5.5%	5.3%	20	bps
Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Retail used vehicle revenue decreased approximately $53.8 million, or 7%, driven primarily by a 3% decrease in retail used vehicle unit sales volume, as well as a 4% decrease in retail used vehicle average selling prices. Retail used vehicle gross profit decreased approximately $2.2 million, or 5%, driven primarily by the decrease in retail used vehicle unit sales volume and a $36 per unit, or 2%, decrease in retail used vehicle gross profit per unit during the third quarter of 2023.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Retail used vehicle revenue decreased approximately $235.5 million, or 9%, driven primarily by a 7% decrease in retail used vehicle unit sales volume, as well as a 3% decrease in retail used vehicle average selling prices. Retail used vehicle gross profit decreased approximately $7.1 million, or 5%, driven primarily by the decrease in retail used vehicle unit sales volume, partially offset by a $30 per unit, or 2%, increase in retail used vehicle gross profit per unit during the nine months ended September 30, 2023.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$51.3	$75.1	$(23.8)	(32)%
Acquisitions, open points, dispositions and holding company	0.1	0.7	(0.6)	NM
Total as reported	$51.4	$75.8	$(24.4)	(32)%

Total wholesale vehicle gross profit (loss):
Same store	$(1.4)	$(1.9)	$0.5	26%
Acquisitions, open points, dispositions and holding company	(0.1)	(0.2)	0.1	NM
Total as reported	$(1.5)	$(2.1)	$0.6	29%

Total wholesale vehicle unit sales:
Same store	5,131	5,738	(607)	(11)%
Acquisitions, open points, dispositions and holding company	32	75	(43)	NM
Total as reported	5,163	5,813	(650)	(11)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$163.3	$258.2	$(94.9)	(37)%
Acquisitions, open points, dispositions and holding company	2.0	3.0	(1.0)	NM
Total as reported	$165.3	$261.2	$(95.9)	(37)%

Total wholesale vehicle gross profit (loss):
Same store	$—	$(2.5)	$2.5	100%
Acquisitions, open points, dispositions and holding company	(0.8)	(0.5)	(0.3)	NM
Total as reported	$(0.8)	$(3.0)	$2.2	73%

Total wholesale vehicle unit sales:
Same store	15,921	18,164	(2,243)	(12)%
Acquisitions, open points, dispositions and holding company	241	272	(31)	NM
Total as reported	16,162	18,436	(2,274)	(12)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$51.4	$75.8	$(24.4)	(32)%
Gross profit (loss)	$(1.5)	$(2.1)	$0.6	29%
Unit sales	5,163	5,813	(650)	(11)%
Revenue per unit	$9,987	$13,028	$(3,041)	(23)%
Gross profit (loss) per unit	$(288)	$(356)	$68	19%
Gross profit (loss) as a % of revenue	(2.9)%	(2.7)%	(20)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$165.3	$261.2	$(95.9)	(37)%
Gross profit (loss)	$(0.8)	$(3.0)	$2.2	73%
Unit sales	16,162	18,436	(2,274)	(12)%
Revenue per unit	$10,232	$14,170	$(3,938)	(28)%
Gross profit (loss) per unit	$(38)	$(163)	$125	77%
Gross profit (loss) as a % of revenue	(0.4)%	(1.2)%	80	bps
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$51.3	$75.1	$(23.8)	(32)%
Gross profit (loss)	$(1.4)	$(1.9)	$0.5	26%
Unit sales	5,131	5,738	(607)	(11)%
Revenue per unit	$9,994	$13,086	$(3,092)	(24)%
Gross profit (loss) per unit	$(274)	$(333)	$59	18%
Gross profit (loss) as a % of revenue	(2.7)%	(2.5)%	(20)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$163.3	$258.2	$(94.9)	(37)%
Gross profit (loss)	$—	$(2.5)	$2.5	100%
Unit sales	15,921	18,164	(2,243)	(12)%
Revenue per unit	$10,255	$14,210	$(3,955)	(28)%
Gross profit (loss) per unit	$1	$(138)	$139	101%
Gross profit (loss) as a % of revenue	—%	(1.0)%	100	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Wholesale vehicle revenue decreased approximately $23.8 million, or 32%, driven primarily by a 24% decrease in wholesale vehicle revenue per unit and an 11% decrease in wholesale vehicle unit sales volume during the third quarter of 2023. Wholesale vehicle gross loss decreased approximately $0.5 million, driven primarily by a $59 per unit, or 18%, decrease in wholesale vehicle gross loss per unit as a result of higher wholesale auction prices.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Wholesale vehicle revenue decreased approximately $94.9 million, or 37%, driven primarily by a 28% decrease in wholesale vehicle revenue per unit and a 12% decrease in wholesale vehicle unit sales volume during the first nine months of 2023. Wholesale vehicle gross profit (loss) improved approximately $2.5 million, driven primarily by a $139 per unit, or 101%, improvement in wholesale vehicle gross profit (loss) per unit during the first nine months of 2023.
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$429.2	$399.0	$30.2	8%
Acquisitions, open points, dispositions and holding company	2.6	5.7	(3.1)	NM
Total as reported	$431.8	$404.7	$27.1	7%

Total Fixed Operations gross profit:
Same store	$213.4	$198.0	$15.4	8%
Acquisitions, open points, dispositions and holding company	1.7	3.0	(1.3)	NM
Total as reported	$215.1	$201.0	$14.1	7%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$1,272.7	$1,166.9	$105.8	9%
Acquisitions, open points, dispositions and holding company	16.3	16.5	(0.2)	NM
Total as reported	$1,289.0	$1,183.4	$105.6	9%

Total Fixed Operations gross profit:
Same store	$630.9	$577.1	$53.8	9%
Acquisitions, open points, dispositions and holding company	9.2	8.6	0.6	NM
Total as reported	$640.1	$585.7	$54.4	9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$205.2	$186.6	$18.6	10%
Warranty	61.5	60.0	1.5	3%
Wholesale parts	51.1	49.7	1.4	3%
Internal, sublet and other	114.0	108.4	5.6	5%
Total revenue	$431.8	$404.7	$27.1	7%

Gross profit
Customer pay	$115.3	$105.5	$9.8	9%
Warranty	36.3	34.0	2.3	7%
Wholesale parts	9.1	9.0	0.1	1%
Internal, sublet and other	54.4	52.5	1.9	4%
Total gross profit	$215.1	$201.0	$14.1	7%

Gross profit as a % of revenue
Customer pay	56.2%	56.6%	(40)	bps
Warranty	59.0%	56.6%	240	bps
Wholesale parts	17.8%	18.2%	(40)	bps
Internal, sublet and other	47.7%	48.4%	(70)	bps
Total gross profit as a % of revenue	49.8%	49.7%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$610.6	$549.2	$61.4	11%
Warranty	178.8	167.1	11.7	7%
Wholesale parts	158.8	149.3	9.5	6%
Internal, sublet and other	340.8	317.8	23.0	7%
Total revenue	$1,289.0	$1,183.4	$105.6	9%

Gross profit
Customer pay	$342.0	$306.5	$35.5	12%
Warranty	105.0	97.7	7.3	7%
Wholesale parts	28.2	26.8	1.4	5%
Internal, sublet and other	164.9	154.7	10.2	7%
Total gross profit	$640.1	$585.7	$54.4	9%

Gross profit as a % of revenue
Customer pay	56.0%	55.8%	20	bps
Warranty	58.7%	58.5%	20	bps
Wholesale parts	17.8%	18.0%	(20)	bps
Internal, sublet and other	48.4%	48.7%	(30)	bps
Total gross profit as a % of revenue	49.7%	49.5%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$203.9	$184.2	$19.7	11%
Warranty	61.0	59.0	2.0	3%
Wholesale parts	51.0	49.2	1.8	4%
Internal, sublet and other	113.3	106.6	6.7	6%
Total revenue	$429.2	$399.0	$30.2	8%

Gross profit
Customer pay	$114.5	$104.3	$10.2	10%
Warranty	36.0	33.4	2.6	8%
Wholesale parts	9.1	8.9	0.2	2%
Internal, sublet and other	53.8	51.4	2.4	5%
Total gross profit	$213.4	$198.0	$15.4	8%

Gross profit as a % of revenue
Customer pay	56.2%	56.6%	(40)	bps
Warranty	59.1%	56.7%	240	bps
Wholesale parts	17.8%	18.1%	(30)	bps
Internal, sublet and other	47.5%	48.2%	(70)	bps
Total gross profit as a % of revenue	49.7%	49.6%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$603.2	$542.4	$60.8	11%
Warranty	175.7	164.1	11.6	7%
Wholesale parts	157.6	147.9	9.7	7%
Internal, sublet and other	336.2	312.5	23.7	8%
Total revenue	$1,272.7	$1,166.9	$105.8	9%

Gross profit
Customer pay	$337.9	$303.1	$34.8	11%
Warranty	103.4	96.2	7.2	7%
Wholesale parts	28.0	26.5	1.5	6%
Internal, sublet and other	161.6	151.3	10.3	7%
Total gross profit	$630.9	$577.1	$53.8	9%

Gross profit as a % of revenue
Customer pay	56.0%	55.9%	10	bps
Warranty	58.8%	58.6%	20	bps
Wholesale parts	17.7%	17.9%	(20)	bps
Internal, sublet and other	48.1%	48.4%	(30)	bps
Total gross profit as a % of revenue	49.6%	49.5%	10	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Fixed Operations revenue increased approximately $30.2 million, or 8%, and Fixed Operations gross profit increased approximately $15.4 million, or 8%. Customer pay gross profit increased approximately $10.2 million, or 10%, warranty gross profit increased approximately $2.6 million, or 8%, wholesale parts gross profit increased approximately $0.2 million, or 2%, and internal, sublet and other gross profit increased approximately $2.4 million, or 5%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels, and expect to continue to see elevated levels in the remainder of 2023, compared to the prior year period.
Same Store Franchised Dealerships Segment Fixed Operations – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Fixed Operations revenue increased approximately $105.8 million, or 9%, and Fixed Operations gross profit increased approximately $53.8 million, or 9%. Customer pay gross profit increased approximately $34.8 million, or 11%, warranty gross profit increased approximately $7.2 million, or 7%, wholesale parts gross profit increased approximately $1.5 million, or 6%, and internal, sublet and other gross profit increased approximately $10.3 million, or 7%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs) above pre-pandemic levels, and expect to continue to see elevated levels in the remainder of 2023, compared to the prior year period.

F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$125.4	$122.2	$3.2	3%
Acquisitions, open points, dispositions and holding company	0.6	3.6	(3.0)	NM
Total as reported	$126.0	$125.8	$0.2	—%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,407	$2,525	$(118)	(5)%
Reported	$2,403	$2,473	$(70)	(3)%

Total combined retail new and used vehicle unit sales:
Same store	52,098	49,938	2,160	4%
Acquisitions, open points, dispositions and holding company	312	950	(638)	NM
Total as reported	52,410	50,888	1,522	3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$370.9	$369.7	$1.2	—%
Acquisitions, open points, dispositions and holding company	4.5	12.4	(7.9)	NM
Total as reported	$375.4	$382.1	$(6.7)	(2)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,437	$2,429	$8	—%
Reported	$2,428	$2,464	$(36)	(1)%

Total combined retail new and used vehicle unit sales:
Same store	152,198	152,207	(9)	—%
Acquisitions, open points, dispositions and holding company	2,413	2,859	(446)	NM
Total as reported	154,611	155,066	(455)	—%
NM = Not Meaningful
Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$126.0	$125.8	$0.2	—%
Total combined retail new and used vehicle unit sales	52,410	50,888	1,522	3%
Gross profit per retail unit (excludes fleet)	$2,403	$2,473	$(70)	(3)%

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$375.4	$382.1	$(6.7)	(2)%
Total combined retail new and used vehicle unit sales	154,611	155,066	(455)	—%
Gross profit per retail unit (excludes fleet)	$2,428	$2,464	$(36)	(1)%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$125.4	$122.2	$3.2	3%
Total combined retail new and used vehicle unit sales	52,098	49,938	2,160	4%
Gross profit per retail unit (excludes fleet)	$2,407	$2,525	$(118)	(5)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$370.9	$369.7	$1.2	—%
Total combined retail new and used vehicle unit sales	152,198	152,207	(9)	—%
Gross profit per retail unit (excludes fleet)	$2,437	$2,429	$8	—%
Same Store Franchised Dealerships Segment F&I – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
F&I revenue increased approximately $3.2 million, or 3%, due primarily to a decrease in F&I gross profit per retail unit, partially offset by an increase in F&I in combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit decreased $118 per unit, or 5%, to $2,407 per unit, due primarily to a decrease in finance and service contract penetration rates, offset partially by a higher other aftermarket contract penetration rate.
Finance contract revenue for combined new and used vehicles decreased 1%, due primarily due to a 70-basis point decrease in the finance contract penetration rate and a 4% decrease in gross profit per finance contract. We believe the decrease in the finance contract penetration rate is a result of higher average interest rates driving some customers to switch to a cash purchase or to obtain their own outside financing, particularly for used vehicles. Service contract revenue for combined new and used vehicles increased 31%, due primarily to an 65% increase in gross profit per service contract, partially offset by a 1,380-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue for combined new and used vehicles was flat, due primarily to a 6% decrease in gross profit per other aftermarket contract that was offset by a 440-basis point increase in the other aftermarket contract penetration rate.
Same Store Franchised Dealerships Segment F&I – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
F&I revenue increased approximately $1.2 million due primarily to a increase in F&I gross profit per retail unit and a decrease in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $8 per unit to $2,437 per unit, due primarily to a decrease in the finance, service and other aftermarket contract penetration rates.
Finance contract revenue for combined new and used vehicles decreased 7%, due primarily to a 190-basis point decrease in the finance contract penetration rate and a 4% decrease in gross profit per finance contract. We believe the decrease in the finance contract penetration rate is a result of higher average interest rates driving some customers to switch to a cash purchase or to obtain their own outside financing, particularly for used vehicles. Service contract revenue for combined new and used vehicles increased 8%, due primarily to a 15% increase in gross profit per service contract partially offset by a 280-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue for combined new and used vehicles increased 8%, due primarily to a 11% increase in gross profit per other aftermarket contract, partially offset by an 400-basis point decrease in the other aftermarket contract penetration rate.

Results of Operations – EchoPark Segment
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening. Same market results may vary significantly from reported results due to the closure of stores that are no longer included in same market results.
On June 22, 2023, Sonic announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, during the third quarter of 2023, we closed three Northwest Motorsport pre-owned locations within the EchoPark Segment.

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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$469.9	$268.0	$201.9	75%
New markets/closed markets	84.9	243.4	(158.5)	NM
Total as reported	$554.8	$511.4	$43.4	9%

Total retail used vehicle gross profit (loss):
Same market	$5.0	$(2.0)	$7.0	350%
New markets/closed markets	2.3	6.9	(4.6)	NM
Total as reported	$7.3	$4.9	$2.4	49%

Total retail used vehicle unit sales:
Same market	17,480	9,412	8,068	86%
New markets/closed markets	1,570	5,833	(4,263)	NM
Total as reported	19,050	15,245	3,805	25%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$1,274.1	$818.6	$455.5	56%
New markets/closed markets	377.2	782.7	(405.5)	NM
Total as reported	$1,651.3	$1,601.3	$50.0	3%

Total retail used vehicle gross profit (loss):
Same market	$(4.3)	$(13.7)	$9.4	69%
New markets/closed markets	(14.5)	21.6	(36.1)	NM
Total as reported	$(18.8)	$7.9	$(26.7)	(338)%

Total retail used vehicle unit sales:
Same market	46,997	27,911	19,086	68%
New markets/closed markets	9,117	18,761	(9,644)	NM
Total as reported	56,114	46,672	9,442	20%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$41.7	$22.8	$18.9	83%
New markets/closed markets	3.6	16.1	(12.5)	NM
Total as reported	$45.3	$38.9	$6.4	16%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$114.9	$70.0	$44.9	64%
New markets/closed markets	21.5	51.8	(30.3)	NM
Total as reported	$136.4	$121.8	$14.6	12%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$554.8	$511.4	$43.4	9%
Retail used vehicle gross profit (loss)	$7.3	$4.9	$2.4	49%
Retail used vehicle unit sales	19,050	15,245	3,805	25%
Retail used vehicle revenue per unit	$29,125	$33,546	$(4,421)	(13)%
F&I revenue	$45.3	$38.9	$6.4	17%
Combined retail used vehicle gross profit and F&I revenue	$52.6	$43.8	$8.8	20%
Combined retail used vehicle and F&I gross profit per unit	$2,767	$2,868	$(101)	(4)%

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$1,651.3	$1,601.3	$50.0	3%
Retail used vehicle gross profit (loss)	$(18.8)	$7.9	$(26.7)	(338)%
Retail used vehicle unit sales	56,114	46,672	9,442	20%
Retail used vehicle revenue per unit	$29,428	$34,308	$(4,880)	(14)%
F&I revenue	$136.4	$121.8	$14.6	12%
Combined retail used vehicle gross profit and F&I revenue	$117.6	$129.7	$(12.1)	(9)%
Combined retail used vehicle and F&I gross profit per unit	$2,095	$2,775	$(680)	(25)%
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$469.9	$268.0	$201.9	75%
Retail used vehicle gross profit (loss)	$5.0	$(2.0)	$7.0	350%
Retail used vehicle unit sales	17,480	9,412	8,068	86%
Retail used vehicle revenue per unit	$26,884	$28,479	$(1,595)	(6)%
F&I revenue	$41.7	$22.8	$18.9	83%
Combined retail used vehicle gross profit and F&I revenue	$46.7	$20.8	$25.9	125%
Combined retail used vehicle and F&I gross profit per unit	$2,672	$2,209	$463	21%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$1,274.1	$818.6	$455.5	56%
Retail used vehicle gross profit (loss)	$(4.3)	$(13.7)	$9.4	69%
Retail used vehicle unit sales	46,997	27,911	19,086	68%
Retail used vehicle revenue per unit	$27,110	$29,329	$(2,219)	(8)%
F&I revenue	$114.9	$70.0	$44.9	64%
Combined retail used vehicle gross profit and F&I revenue	$110.6	$56.3	$54.3	96%
Combined retail used vehicle and F&I gross profit per unit	$2,352	$2,015	$337	17%
Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Retail used vehicle revenue increased approximately $201.9 million, or 75%, due primarily to an 86% increase in retail used vehicle unit sales volume, offset partially by a 6% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $25.9 million, or 125%, due primarily to an $18.9 million, or 83%, increase in F&I revenue. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to improvements in inventory acquisition costs and more efficient allocation of used vehicle inventory across a smaller number of operating locations in the three months ended September 30, 2023.
Same Market EchoPark Segment Retail Used Vehicles and F&I – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Retail used vehicle revenue increased approximately $455.5 million, or 56%, due primarily to a 68% increase in retail used vehicle unit sales volume, offset partially by an 8% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $54.3 million, or 96%, due primarily to a $44.9 million, or 64%, increase in F&I revenue. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to improvements in inventory acquisition costs and more efficient allocation of used vehicle inventory across a smaller number of operating locations in the nine months ended September 30, 2023.

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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$16.0	$14.8	$1.2	8%
New markets/closed markets	10.6	24.1	(13.5)	NM
Total as reported	$26.6	$38.9	$(12.3)	(32)%

Total wholesale vehicle gross profit (loss):
Same market	$—	$(0.1)	$0.1	100%
New markets/closed markets	0.2	0.1	0.1	NM
Total as reported	$0.2	$—	$0.2	100%

Total wholesale vehicle unit sales:
Same market	2,305	1,495	810	54%
New markets/closed markets	435	954	(519)	NM
Total as reported	2,740	2,449	291	12%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$56.4	$73.0	$(16.6)	(23)%
New markets/closed markets	32.7	70.3	(37.6)	NM
Total as reported	$89.1	$143.3	$(54.2)	(38)%

Total wholesale vehicle gross profit (loss):
Same market	$1.1	$2.0	$(0.9)	(45)%
New markets/closed markets	0.2	1.6	(1.4)	NM
Total as reported	$1.3	$3.6	$(2.3)	(64)%

Total wholesale vehicle unit sales:
Same market	7,010	5,828	1,182	20%
New markets/closed markets	1,881	2,964	(1,083)	NM
Total as reported	8,891	8,792	99	1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$26.6	$38.9	$(12.3)	(32)%
Gross profit (loss)	$0.2	$—	$0.2	100%
Unit sales	2,740	2,449	291	12%
Revenue per unit	$9,652	$15,873	$(6,221)	(39)%
Gross profit (loss) per unit	$23	$(44)	$67	NM
Gross profit (loss) as a % of revenue	0.2%	(0.3)%	50	bps
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$89.1	$143.3	$(54.2)	(38)%
Gross profit (loss)	$1.3	$3.6	$(2.3)	(64)%
Unit sales	8,891	8,792	99	1%
Revenue per unit	$10,014	$16,307	$(6,293)	(39)%
Gross profit (loss) per unit	$143	$394	$(251)	(64)%
Gross profit (loss) as a % of revenue	1.4%	2.4%	(100)	bps
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$16.0	$14.8	$1.2	8%
Gross profit (loss)	$—	$(0.1)	$0.1	100%
Unit sales	2,305	1,495	810	54%
Revenue per unit	$6,910	$9,871	$(2,961)	(30)%
Gross profit (loss) per unit	$15	$(86)	$101	117%
Gross profit (loss) as a % of revenue	0.2%	(0.9)%	110	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$56.4	$73.0	$(16.6)	(23)%
Gross profit (loss)	$1.1	$2.0	$(0.9)	(45)%
Unit sales	7,010	5,828	1,182	20%
Revenue per unit	$8,049	$12,539	$(4,490)	(36)%
Gross profit (loss) per unit	$170	$349	$(179)	(51)%
Gross profit (loss) as a % of revenue	2.1%	2.8%	(70)	bps
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Same market wholesale vehicle revenue increased approximately $1.2 million, or 8%, due primarily to a 54% increase in wholesale vehicle unit sales volume, offset partially by a 30% decrease in wholesale vehicle revenue per unit. As we adjust the

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Same market wholesale vehicle revenue decreased approximately $16.6 million, or 23%, due primarily to a 36% decrease in wholesale vehicle revenue per unit, offset partially by a 20% increase in wholesale vehicle unit sales volume. As we adjust the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

Results of Operations – Powersports Segment
Our Powersports Segment consists of eight stores acquired during 2022 and five stores acquired in the first quarter of 2023. As a result of the timing of acquisitions in our Powersports Segment, we believe presentation and discussion of same store results is not meaningful. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. Our Powersports Segment results are subject to seasonal variations, such that the second and third quarters are generally expected to contribute higher revenues and segment income than the first and fourth quarters.
New Vehicles – Powersports Segment

Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$26.8	$10.6	$16.2	153%
Gross profit	$5.9	$2.1	$3.8	181%
Unit sales	1,391	490	901	184%
Revenue per unit	$19,271	$21,537	$(2,266)	(11)%
Gross profit per unit	$4,213	$4,304	$(91)	(2)%
Gross profit as a % of revenue	21.9%	20.0%	190	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$72.5	$13.0	$59.5	458%
Gross profit	$14.3	$2.7	$11.6	430%
Unit sales	3,894	579	3,315	573%
Revenue per unit	$18,618	$22,553	$(3,935)	(17)%
Gross profit per unit	$3,680	$4,742	$(1,062)	(22)%
Gross profit as a % of revenue	19.8%	21.0%	(120)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported Powersports Segment Retail New Vehicles – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Reported retail new vehicle revenue increased approximately $16.2 million and reported retail new vehicle gross profit increased approximately $3.8 million, due primarily to the timing of acquisitions. Reported retail new vehicle gross profit per unit decreased $91 per unit, or 2%, to $4,213 per unit, due primarily to the timing of acquisitions and changes in brand mix.
Reported Powersports Segment Retail New Vehicles – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Reported retail new vehicle revenue increased approximately $59.5 million and reported retail new vehicle gross profit increased approximately $11.6 million, due primarily to the timing of acquisitions. Reported retail new vehicle gross profit per unit decreased $1,062 per unit, or 22%, to $3,680 per unit, due primarily to the timing of acquisitions and changes in brand mix.
Used Vehicles – Powersports Segment
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$4.9	$2.0	$2.9	145%
Gross profit	$2.4	$0.6	$1.8	300%
Unit sales	837	177	660	373%
Revenue per unit	$5,807	$11,562	$(5,755)	(50)%
Gross profit per unit	$2,833	$3,328	$(495)	(15)%
Gross profit as a % of revenue	48.8%	28.8%	2,000	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$17.1	$5.0	$12.1	242%
Gross profit	$4.7	$1.4	$3.3	236%
Unit sales	1,972	353	1,619	459%
Revenue per unit	$8,683	$14,144	$(5,461)	(39)%
Gross profit per unit	$2,407	$3,677	$(1,270)	(35)%
Gross profit as a % of revenue	27.7%	26.0%	170	bps

Reported Powersports Segment Retail Used Vehicles – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Reported retail used vehicle revenue increased approximately $2.9 million and reported retail used vehicle gross profit increased approximately $1.8 million, due primarily to the timing of acquisitions. Reported retail used vehicle gross profit per unit decreased $495 per unit, or 15%, to $2,833 per unit, due primarily to the timing of acquisitions and changes in brand mix.
Reported Powersports Segment Retail Used Vehicles – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Reported retail used vehicle revenue increased approximately $12.1 million and reported retail used vehicle gross profit increased approximately $3.3 million, due primarily to the timing of acquisitions. Reported retail used vehicle gross profit per unit decreased $1,270 per unit, or 35%, to $2,407 per unit, due primarily to the timing of acquisitions and changes in brand mix.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Powersports Segment
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$1.3	$—	$1.3	100%
Gross profit (loss)	$(0.1)	$—	$(0.1)	(100)%
Unit sales	93	9	84	933%
Revenue per unit	$14,282	$4,011	$10,271	256%
Gross profit (loss) per unit	$(188)	$—	$(188)	(100)%
Gross profit (loss) as a % of revenue	(1.3)%	—%	(130)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$1.9	$0.3	$1.6	533%
Gross profit (loss)	$—	$—	$—	—%
Unit sales	150	29	121	417%
Revenue per unit	$12,157	$7,342	$4,815	66%
Gross profit (loss) per unit	$(344)	$(2,095)	$1,751	84%
Gross profit (loss) as a % of revenue	(2.8)%	(1.0)%	(180)	bps
Reported Powersports Segment Wholesale Vehicles – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Reported wholesale vehicle revenue increased approximately $1.3 million, due to the timing of acquisitions. Reported wholesale vehicle gross profit decreased approximately $0.1 million.
Reported Powersports Segment Wholesale Vehicles – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Reported wholesale vehicle revenue increased approximately $1.6 million, due to the timing of acquisitions. Reported wholesale vehicle gross profit was flat.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$4.5	$1.6	$2.9	181%
Warranty	0.5	0.2	0.3	150%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	16.4	1.6	14.8	925%
Total revenue	$21.6	$3.5	$18.1	517%

Gross profit
Customer pay	$2.7	$0.9	$1.8	200%
Warranty	0.3	0.2	0.1	50%
Wholesale parts	—	—	—	—%
Internal, sublet and other	7.2	0.7	6.5	929%
Total gross profit	$10.2	$1.8	$8.4	467%

Gross profit as a % of revenue
Customer pay	59.7%	57.4%	230	bps
Warranty	56.5%	65.9%	(940)	bps
Wholesale parts	15.3%	15.9%	(60)	bps
Internal, sublet and other	43.9%	43.8%	10	bps
Total gross profit as a % of revenue	47.1%	51.8%	(470)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$10.5	$3.1	$7.4	239%
Warranty	1.3	0.4	0.9	225%
Wholesale parts	0.5	0.1	0.4	400%
Internal, sublet and other	26.3	1.6	24.7	NM
Total revenue	$38.6	$5.2	$33.4	642%

Gross profit
Customer pay	$6.0	$1.9	$4.1	216%
Warranty	0.7	0.3	0.4	133%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	11.7	0.5	11.2	NM
Total gross profit	$18.5	$2.7	$15.8	585%

Gross profit as a % of revenue
Customer pay	56.6%	61.6%	(500)	bps
Warranty	58.2%	69.9%	(1,170)	bps
Wholesale parts	17.9%	15.5%	240	bps
Internal, sublet and other	44.5%	31.3%	1,320	bps
Total gross profit as a % of revenue	47.8%	51.1%	(330)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported Powersports Segment Fixed Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Reported Fixed Operations revenue increased approximately $18.1 million and reported Fixed Operations gross profit increased approximately $8.4 million. Customer pay revenue increased approximately $2.9 million and customer pay gross profit increased approximately $1.8 million. Warranty revenue increased approximately $0.3 million and warranty gross profit increased approximately $0.1 million. Wholesale parts revenue increased approximately $0.1 million and wholesale parts gross profit was flat. Internal, sublet and other revenue increased approximately $14.8 million and internal, sublet and other gross profit increased approximately $6.5 million.
Reported Powersports Segment Fixed Operations – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Reported Fixed Operations revenue increased approximately $33.4 million and reported Fixed Operations gross profit increased approximately $15.8 million. Customer pay revenue increased approximately $7.4 million and customer pay gross profit increased approximately $4.1 million. Warranty revenue increased approximately $0.9 million and warranty gross profit increased approximately $0.4 million. Wholesale parts revenue increased approximately $0.4 million and wholesale parts gross profit increased approximately $0.1 million. Internal, sublet and other revenue increased approximately $24.7 million and internal, sublet and other gross profit increased approximately $11.2 million.
F&I – Powersports Segment
Our Powersports Segment reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$2.4	$0.9	$1.5	167%
Unit sales	2,228	667	1,561	234%
Gross profit per retail unit (excludes fleet)	$1,075	$1,297	$(222)	(17)%

	Nine Months Ended September 30,				Better / (Worse)
	2023		2022		Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$5.9		$1.4		$4.5	321%
Unit sales	5,866	—	932	—	4,934	529%
Gross profit per retail unit (excludes fleet)	$1,006		$1,445		$(439)	(30)%
Reported Powersports Segment F&I – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Reported F&I revenue increased $1.5 million and reported F&I gross profit per retail unit decreased $222 per unit, or 17%, to $1,075 per unit, due primarily to changes in brand mix. The combined new and used vehicle finance contract penetration rate was 35%, the combined new and used vehicle service contract penetration rate was 22% and the total other aftermarket contract penetration rate was 29%.
Reported Powersports Segment F&I – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Reported F&I revenue increased $4.5 million and reported F&I gross profit per retail unit decreased $439 per unit, or 30%, to $1,006 per unit, due primarily to changes in brand mix. The combined new and used vehicle finance contract penetration rate was 41%, the combined new and used vehicle service contract penetration rate was 25% and the total other aftermarket contract penetration rate was 39%.

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

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,546.7	$1,359.6	$187.1	14%
Fleet new vehicles	23.2	32.0	(8.8)	(28)%
Total new vehicles	1,569.9	1,391.6	178.3	13%
Used vehicles	780.7	842.4	(61.7)	(7)%
Wholesale vehicles	51.4	75.8	(24.4)	(32)%
Parts, service and collision repair	431.8	404.7	27.1	7%
Finance, insurance and other, net	126.0	125.8	0.2	—%
Franchised Dealerships Segment revenues	$2,959.8	$2,840.3	$119.5	4%

EchoPark Segment revenues:
Retail new vehicles	$—	$1.6	$(1.6)	(100)%
Used vehicles	554.8	511.4	43.4	8%
Wholesale vehicles	26.6	38.9	(12.3)	(32)%
Finance, insurance and other, net	45.3	38.9	6.4	16%
EchoPark Segment revenues	$626.7	$590.8	$35.9	6%

Powersports Segment revenues:
Retail new vehicles	$26.8	$10.6	$16.2	153%
Used vehicles	4.9	2.0	2.9	145%
Wholesale vehicles	1.3	—	1.3	100%
Parts, service and collision repair	21.6	3.5	18.1	517%
Finance, insurance and other, net	2.4	0.9	1.5	167%
Powersports Segment revenues	$57.0	$17.0	$40.0	235%

Total consolidated revenues	$3,643.5	$3,448.1	$195.4	6%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$101.5	$146.3	$(44.8)	(31)%
EchoPark Segment	(16.9)	(31.1)	14.2	46%
Powersports Segment	6.6	1.2	5.4	450%
Income before taxes	$91.2	$116.4	$(25.2)	(22)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	52,410	50,888	1,522	3%
EchoPark Segment	19,050	15,290	3,760	25%
Powersports Segment	2,228	667	1,561	234%
Total retail new and used vehicle unit sales volume	73,688	66,845	6,843	10%

(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$4,550.9	$4,047.1	$503.8	12%
Fleet new vehicles	70.4	70.0	0.4	1%
Total new vehicles	4,621.3	4,117.1	504.2	12%
Used vehicles	2,322.8	2,568.1	(245.3)	(10)%
Wholesale vehicles	165.3	261.2	(95.9)	(37)%
Parts, service and collision repair	1,289.0	1,183.4	105.6	9%
Finance, insurance and other, net	375.4	382.1	(6.7)	(2)%
Franchised Dealerships Segment revenues	$8,773.8	$8,511.9	$261.9	3%

EchoPark Segment revenues:
Retail new vehicles	$1.0	$7.3	$(6.3)	(86)%
Used vehicles	1,651.3	1,601.3	50.0	3%
Wholesale vehicles	89.1	143.3	(54.2)	(38)%
Finance, insurance and other, net	136.4	121.8	14.6	12%
EchoPark Segment revenues	$1,877.8	$1,873.7	$4.1	—%

Powersports Segment revenues:
Retail new vehicles	$72.5	$13.0	$59.5	458%
Used vehicles	17.1	5.0	12.1	242%
Wholesale vehicles	1.9	0.3	1.6	533%
Parts, service and collision repair	38.6	5.2	33.4	642%
Finance, insurance and other, net	5.9	1.4	4.5	322%
Powersports Segment revenues	$136.0	$24.9	$111.1	446%

Total consolidated revenues	$10,787.6	$10,410.5	$377.1	4%

Segment Income (Loss) (1):
Franchised Dealerships Segment	$357.2	$472.2	$(115.0)	(24)%
EchoPark Segment	(116.5)	(100.6)	(15.9)	(16)%
Powersports Segment	9.2	0.9	8.3	922%
Total segment income (loss)	249.9	372.5	(122.6)	(33)%
Impairment charges	(62.6)	—	(62.6)	100%
Income before taxes	$187.3	$372.5	$(185.2)	(50)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	154,611	155,066	(455)	—%
EchoPark Segment	56,125	46,798	9,327	20%
Powersports Segment	5,866	932	4,934	529%
Total retail new and used vehicle unit sales volume	216,602	202,796	13,806	7%

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
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$256.0	$255.2	$(0.8)	—%
Advertising	22.5	21.1	(1.4)	(7)%
Rent	11.7	11.9	0.2	2%
Other	119.4	110.8	(8.6)	(8)%
Total SG&A expenses	$409.6	$399.0	$(10.6)	(3)%

SG&A expenses as a % of gross profit:
Compensation	44.0%	43.9%	(10)	bps
Advertising	3.9%	3.6%	(30)	bps
Rent	2.0%	2.1%	10	bps
Other	20.5%	19.1%	(140)	bps
Total SG&A expenses as a % of gross profit	70.4%	68.7%	(170)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$775.8	$774.1	$(1.7)	—%
Advertising	71.4	72.8	1.4	2%
Rent	34.5	38.3	3.8	10%
Other	332.5	303.6	(28.9)	(10)%
Total SG&A expenses	$1,214.2	$1,188.8	$(25.4)	(2)%

SG&A expenses as a % of gross profit:
Compensation	45.5%	44.5%	(100)	bps
Advertising	4.2%	4.2%	—	bps
Rent	2.0%	2.2%	20	bps
Other	19.5%	17.4%	(210)	bps
Total SG&A expenses as a % of gross profit	71.2%	68.3%	(290)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher IT and salary expenses, $0.9 million in severance charges, and $3.9 million in lease exit charges. Compensation expense was flat in both dollar amount and as a percentage of gross profit. Advertising expense increased in both dollar amount and as a percentage of gross profit as a result of adapting our advertising spending to current retail automotive market conditions, including higher inventory availability and lower new vehicle gross profit levels. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher IT expenses, $0.9 million in severance charges, and $3.9 million in lease exit charges.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher IT and salary expenses, $3.1 million in severance charges, $3.9 million in lease exit charges and $1.9 million in hail damage, offset partially by a $20.7 million gain on the disposal of franchises. Compensation expense was flat in dollar amount and increased as a percentage of gross profit primarily due to lower new vehicle gross profit and lower new vehicle gross profit per unit. Advertising expense decreased in dollar amount and was flat as a percentage of gross profit as a result of adapting our advertising spending to the current retail automotive environment. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher IT expenses, $3.1 million in severance charges, $3.9 million in lease exit charges and $1.9 million in hail damage, offset partially by a $20.7 million gain on the disposal of franchises.
Impairment Charges – Consolidated
There were no impairment charges for the three months ended September 30, 2023. Impairment charges were approximately $62.6 million for the nine months ended September 30, 2023, related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decisions to indefinitely suspend operations at certain EchoPark locations and to close certain Northwest Motorsport stores during the second and third quarters of 2023. There were no impairment charges for the three and nine months ended September 30, 2022.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $2.4 million, or 7%, and $11.7 million, or 12%, during the three and nine months ended September 30, 2023, respectively, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.
Interest Expense, Floor Plan – Consolidated
We typically maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) that earns interest income based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense. The below discussion of interest expense, floor plan includes the effect of interest income earned on the floor plan deposit balance, unless otherwise noted. Our interest expense, floor plan fluctuates with changes in our outstanding borrowing and associated interest rates, which are variable based on SOFR or the U.S. prime rate, plus a rate spread.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Interest expense, floor plan for new vehicles increased approximately $9.0 million. The average interest rate applied to the new vehicle floor plan increased in the three months ended September 30, 2023, resulting in $6.5 million of the overall increase. The average new vehicle floor plan notes payable balance increased approximately $319.8 million, which resulted in $2.5 million of the overall increase.
Interest expense, floor plan for used vehicles decreased approximately $1.2 million including the effect of interest income earned on the floor plan deposit balance which caused $4.2 million of this decrease. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles increased approximately $3.0 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan increased in the three months ended September 30, 2023, driving $3.4 million of the overall increase.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The average used vehicle floor plan notes payable balance decreased approximately $42.4 million, which reduced used vehicle floor plan interest expense by approximately $0.4 million.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Interest expense, floor plan for new vehicles increased approximately $26.6 million. The average interest rate applied to the new vehicle floor plan increased in the nine months ended September 30, 2023, resulting in $22.3 million of the overall increase. The average new vehicle floor plan notes payable balance increased approximately $271.3 million, which resulted in $4.3 million of the overall increase.
Interest expense, floor plan for used vehicles increased approximately $1.6 million, including the effect of interest income earned on the floor plan deposit balance which reduced the increase by approximately $11.7 million. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles increased approximately $13.3 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan increased in the nine months ended September 30, 2023, resulting in $15.3 million of the overall increase. The average used vehicle floor plan notes payable balance decreased approximately $79.7 million, which reduced used vehicle floor plan interest expense by approximately $2.0 million.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Stated/coupon interest	$22.9	$18.0	$(4.9)	(27)%
Deferred loan cost amortization	1.6	1.5	(0.1)	(7)%
Interest rate hedge expense (benefit)	0.2	—	(0.2)	(100)%
Capitalized interest	(0.5)	(0.2)	0.3	150%
Interest on finance lease liabilities	4.8	3.7	(1.1)	(30)%
Other interest	—	(0.1)	(0.1)	(100)%
Total interest expense, other, net	$29.0	$22.9	$(6.1)	(27)%

	Nine Months Ended September 30,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Stated/coupon interest	$68.3	$52.0	$(16.3)	(31)%
Deferred loan cost amortization	4.9	3.8	(1.1)	(29)%
Interest rate hedge expense (benefit)	0.9	0.7	(0.2)	(29)%
Capitalized interest	(1.6)	(1.0)	0.6	60%
Interest on finance lease liabilities	13.7	9.3	(4.4)	(47)%
Other interest	—	0.3	0.3	100%
Total interest expense, other, net	$86.2	$65.1	$(21.1)	(32)%

Interest expense, other, net increased approximately $6.1 million, or 27%, during the three months ended September 30, 2023 and increased approximately $21.1 million, or 32%, during the nine months ended September 30, 2023. These increases were primarily related to higher interest rates on variable rate mortgage debt and higher interest on finance lease liabilities as a result of a rising interest rate environment, combined with increased borrowings under the 2019 Mortgage Facility.
Income Taxes
The overall effective income tax rate was 25.0% and 25.5% for the three and nine months ended September 30, 2023, respectively, and 25.0% for both the three and nine months ended September 30, 2022. Sonic’s effective income tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of September 30, 2023 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2023, we had approximately $245.7 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$34.6	$229.2
Floor plan deposit balance	300.0	272.0
Availability under the 2021 Revolving Credit Facility	288.9	292.9
Availability under the 2019 Mortgage Facility	173.0	—
Total available liquidity resources	$796.5	$794.1
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $300.0 million as of September 30, 2023 and $272.0 million as of December 31, 2022 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with (1) certain manufacturer captive finance companies (classified as notes payable - floor plan - trade in the accompanying unaudited condensed consolidated balance sheets) and (2) a syndicate of manufacturer-affiliated finance companies and commercial banks (classified as notes payable - floor plan - non-trade in the accompanying unaudited condensed consolidated balance sheets). These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, as applicable. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 4.96% and 3.42% for the three months ended September 30, 2023 and 2022, respectively, and 4.87% and 2.40% for the nine months ended September 30, 2023 and 2022, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rate for our combined new and used vehicle floor plan facilities was 6.39% and 3.73% for the three months ended September 30, 2023 and 2022, respectively, and 6.24% and 2.64% for the nine months ended September 30, 2023 and 2022, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $14.7 million and $12.6 million in manufacturer assistance in the three months ended September 30, 2023 and 2022, respectively, and approximately $42.9 million and $38.1 million in manufacturer assistance in the nine months ended September 30, 2023 and 2022, respectively. We recognized in cost of sales approximately $14.5 million and

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$13.9 million in manufacturer assistance in the three months ended September 30, 2023 and 2022, respectively, and approximately $42.3 million and $39.4 million in manufacturer assistance in the nine months ended September 30, 2023 and 2022, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the nine months ended September 30, 2023 were approximately $153.6 million, including approximately $137.3 million related to our Franchised Dealerships Segment, approximately $14.1 million related to our EchoPark Segment and approximately $2.2 million related to our Powersports Segment. Of the total capital expenditures, approximately $71.1 million was related to facility construction projects, approximately $14.0 million was related to acquisitions of real estate (land and buildings) and approximately $68.5 million was for other fixed assets utilized in our operations.
All of the $153.6 million in gross capital expenditures in the nine months ended September 30, 2023 was funded through existing cash balances. As of September 30, 2023, commitments for facility construction projects totaled approximately $40.9 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended September 30, 2023, we repurchased approximately 1.7 million shares of our Class A Common Stock for approximately $86.7 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. During the nine months ended September 30, 2023, we repurchased approximately 3.3 million shares of our Class A Common Stock for approximately $177.5 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of September 30, 2023, our total remaining share repurchase authorization was approximately $286.8 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2023, we had approximately $245.7 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended September 30, 2023, our Board of Directors approved a cash dividend of $0.29 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2023, which was paid on October 13, 2023. Subsequent to September 30, 2023, our Board of Directors approved a cash dividend of $0.30 per share on all outstanding shares of Class A and Class B Common Stock as of December 15, 2023 to be paid on January 12, 2024. The 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2023, we had approximately $245.7 million of net income and retained earnings free of such restrictions. The

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the nine months ended September 30, 2023 was approximately $104.2 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables, an increase in trade accounts payable and other liabilities and an increase in notes payable – floor plan – trade, offset partially by an increase in inventories. Net cash provided by operating activities in the nine months ended September 30, 2022 was approximately $645.4 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventories, a decrease in receivables, and an increase in notes payable – floor plan – trade, offset partially by a decrease in trade accounts payable and other liabilities.
Cash Flows from Investing Activities – Net cash used in investing activities in the nine months ended September 30, 2023 was approximately $171.4 million. This use of cash was comprised primarily of the purchase of a powersports business (including real property), net of cash acquired, and purchases of land, property and equipment, partially offset by the proceeds from the sale of four franchised dealerships. Net cash used in investing activities in the nine months ended September 30, 2022 was approximately $276.1 million. This use of cash was comprised primarily of purchases of land, property and equipment and purchases of businesses, net of cash acquired.

Cash Flows from Financing Activities – Net cash used in financing activities in the nine months ended September 30, 2023 was approximately $127.4 million. This use of cash was comprised primarily of purchases of treasury stock and payments on long-term debt, offset partially by net borrowings on notes payable – floor plan – non-trade. Net cash used in financing activities in the nine months ended September 30, 2022 was approximately $529.7 million. This use of cash was comprised primarily of net repayments on notes payable – floor plan – non-trade, purchases of treasury stock and payments on long-term debt.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded in the accompanying unaudited condensed consolidated balance sheets as notes payable - floor plan - trade (with the change in balance being reflected in operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation in the accompanying unaudited condensed consolidated balance sheets as notes payable - floor plan - non-trade (with the change in balance being reflected in financing cash flows). Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Net cash provided by combined trade and non-trade floor plan financing was approximately $159.8 million in the nine months ended September 30, 2023. Net cash used in combined trade and non-trade floor plan financing was approximately $213.5 million in the nine months ended September 30, 2022. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $257.7 million in the nine months ended September 30, 2023 and net cash provided by operating activities of approximately $426.6 million in the nine months ended September 30, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
One metric that management uses to measure operating performance is Adjusted EBITDA, a non-GAAP financial measure, for each of the Company’s reportable segments and on a consolidated basis. This non-GAAP financial measure is reconciled to net income (the most directly comparable GAAP financial measure) in the table below:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$68.4				$87.3
Provision for income taxes				22.8				29.1
Income (loss) before taxes	$101.5	$(16.9)	$6.6	$91.2	$146.3	$(31.1)	$1.2	$116.4
Non-floor plan interest (1)	26.2	0.7	0.4	27.3	19.9	1.1	0.4	21.4
Depreciation & amortization (2)	29.9	6.1	0.9	36.9	27.3	6.7	0.3	34.3
Stock-based compensation expense	6.7	—	—	6.7	3.8	—	—	3.8
Loss (gain) on exit of leased dealerships	—	3.9	—	3.9	—	—	—	—
Severance and long-term compensation charges	—	0.9	—	0.9	—	—	—	—
Acquisition and disposition related (gain) loss	0.2	0.1	—	0.3	0.5	—	—	0.5
Adjusted EBITDA (3)	$164.5	$(5.2)	$7.9	$167.2	$197.8	$(23.3)	$1.9	$176.4
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total	Franchised Dealerships Segment	EchoPark Segment	Discontinued Operations	Total
	(In millions)
Net income				$139.5				$279.4
Provision for income taxes				47.8				93.1
Income (loss) before taxes	$357.2	$(179.1)	$9.2	$187.3	$472.2	$(100.6)	$0.9	$372.5
Non-floor plan interest (1)	77.4	2.5	1.6	81.5	58.0	3.0	0.2	61.2
Depreciation & amortization (2)	87.6	20.4	2.4	110.4	79.6	17.6	0.5	97.7
Stock-based compensation expense	17.3	—	—	17.3	12.4	—	—	12.4
Loss (gain) on exit of leased dealerships	—	4.3	—	4.3	—	—	—	—
Impairment charges	—	62.6	—	62.6	—	—	—	—
Severance and long-term compensation charges	—	5.1	—	5.1	4.4	—	—	4.4
Acquisition and disposition related (gain) loss	(20.7)	0.3	—	(20.4)	(0.5)	—	—	(0.5)
Hail and storm damage charges	1.9	—	—	1.9	—	—	—	—
Used vehicle inventory valuation adjustment	—	10.0	—	10.0	—	—	—	—
Adjusted EBITDA (3)	$520.7	$(73.9)	$13.2	$460.0	$626.1	$(80.0)	$1.6	$547.7
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
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of September 30, 2023, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $8.0 million. Future sublease payments expected to be received related to these lease payments were approximately $7.9 million at September 30, 2023.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.0 million as of September 30, 2023 and there was not any material exposure with respect to these indemnifications as of December 31, 2022. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2023.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both September 30, 2023 and December 31, 2022 was approximately $4.3 million. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total net outstanding balance of our variable rate instruments was approximately $1.5 billion at September 30, 2023. A decrease of 100 basis points in the underlying interest rates would have reduced interest expense by approximately $10.0 million while a 100-basis point rise in rates would have increased interest expense by approximately $7.4 million for the nine months ended September 30, 2023. Of those changes, approximately $7.0 million of the decrease and approximately $4.5 million of the increase would have resulted from floor plan net of offset. The difference between these amounts results from the mitigating effect of our interest rate hedges.
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

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended September 30, 2023;

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
July 2023	—	$—	—	$373.5
August 2023	1.1	$50.87	1.1	$314.5
September 2023	0.5	$52.51	0.5	$286.8
Total	1.7		1.7

(1)On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to September 30, 2023	(213.2)
Current remaining availability as of September 30, 2023	$286.8

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.
Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated May 16, 2023 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-13395))

3.7
Amended and Restated Bylaws of Sonic Automotive, Inc., dated February 10, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2021 (File No. 001-13395)).

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

SONIC AUTOMOTIVE, INC.

October 26, 2023	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

October 26, 2023	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer