Form 10-K
period 2023-12-31
SONIC AUTOMOTIVE INC
filed 2024-02-22
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________

FORM 10-K
___________________________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.0 billion based upon the closing sales price of the registrant’s Class A Common Stock on June 30, 2023 of $47.67 per share. The registrant has no non-voting common equity.
As of February 8, 2024, there were 21,953,134 shares of Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•our ability to generate sufficient cash flows or to obtain additional financing to fund our EchoPark operations, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;
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

SONIC AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

SONIC AUTOMOTIVE, INC.
PART I
Item 1.  Business.
Sonic Automotive, Inc. was incorporated in Delaware in 1997. References to “Sonic,” the “Company,” “we,” “us” or “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries. We are one of the largest automotive retailers in the United States (the “U.S.”) (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2023: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2023, we operated 108 stores in the Franchised Dealerships Segment, 25 stores in the EchoPark Segment, and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 134 new vehicle franchises (representing 28 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment operates in 11 states and the Powersports Segment operates in two states.
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
The majority of our revenue is related to our Franchised Dealerships Segment. In 2023, EchoPark Segment revenue represented approximately 16.9% of total revenue (compared to 17.6% in 2022). In 2023, Powersports Segment revenue represented approximately 1.1% of total revenue (compared to 0.4% in 2022). See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our three reportable segments.

SONIC AUTOMOTIVE, INC.
Our Business

The following charts depict the multiple sources of revenue and gross profit for the year ended December 31, 2023:
As of December 31, 2023, we operated in the following states:

Market	Number of Stores in Franchised Dealerships Segment	Number of Stores in EchoPark Segment	Number of Stores in Powersports Segment	Percent of 2023 Total Revenue
Texas	29	6	8	27.1%
California	18	1	—	22.8%
Colorado	7	3	—	8.6%
Tennessee	9	1	—	7.3%
Florida	9	—	—	5.3%
Alabama	7	1	—	4.7%
North Carolina	3	2	—	4.1%
Georgia	4	1	—	3.7%
Idaho	3	—	—	3.0%
Maryland	4	—	—	2.1%
Virginia	1	—	—	1.8%
Washington	1	7	—	1.8%
Nevada	2	1	—	1.6%
South Carolina	2	—	—	1.4%
Indiana	3	—	—	1.2%
Missouri	3	1	—	1.0%
New Mexico	2	—	—	0.8%
New York	1	—	—	0.5%
Arizona	—	1	—	0.4%
South Dakota	—	—	5	0.3%
Disposed stores and holding companies	—	—	—	0.5%
Total	108	25	13	100.0%

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
Business Strategy
Maintain Diverse Revenue Streams. We have multiple revenue streams across our three operating segments. In addition to new automobile sales, our revenue sources include used automobile sales (including through our EchoPark Segment), which we believe are generally less sensitive to economic cycles and other factors that may affect new automobile sales. Our Powersports Segment further diversifies our vehicle sales offerings to include motorcycles, personal watercraft and all-terrain vehicles. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and generally are not as sensitive to economic conditions as new or used vehicle sales. We also offer guests assistance in obtaining third-party financing and a range of automobile-related warranty, insurance and other aftermarket products.
Execute Our EchoPark Segment Strategy. We have developed a diversified business model by augmenting our manufacturer-franchised dealership operations with our EchoPark pre-owned vehicle specialty retail business. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs) and offers consumers a modern omnichannel guest experience and a wide selection of quality pre-owned vehicle inventory at low prices. Sales operations for EchoPark began in 2014, and, as of December 31, 2023, we operated 25 stores in the EchoPark Segment in 11 states. Under our current EchoPark long-term growth strategy, we plan to continue to enhance our nationwide EchoPark distribution network to reach 90% of the U.S. population at maturity.
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
Optimize Our Capital Structure. As part of our cash management strategy, we periodically repurchase shares of our Class A Common Stock in open-market or structured transactions to maintain our targeted capital structure. In addition to allowing us to return capital to our stockholders, stock repurchases offset dilution caused by the exercise of stock options and the vesting of equity compensation awards. We regularly review repurchase activity and consider a number of factors in determining when to execute repurchases, including, but not limited to, historical and projected results of operations, the current economic environment and the market price of our Class A Common Stock. During 2023, we repurchased approximately 3.3 million shares of our Class A Common Stock for approximately $177.6 million. As of December 31, 2023, our total remaining share repurchase authorization was approximately $286.7 million.

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
Optimize Our Brand Portfolio. Our long-term growth and acquisition strategy is primarily focused on acquiring desirable businesses in markets that meet certain strategic criteria for population growth and vehicle registration rates, among other considerations including shifts in consumer preferences. A majority of our franchised dealerships are either luxury or mid-line import brands. For 2023, approximately 86% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which typically have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels than other brand categories. We actively evaluate acquisition opportunities and other strategic transactions that we believe will strengthen or diversify our brand portfolio.
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand	2023	2022	2021
Luxury:
BMW	25%	26%	26%
Mercedes	14%	13%	12%
Audi	6%	6%	6%
Lexus	5%	5%	5%
Land Rover	4%	3%	4%
Porsche	4%	4%	4%
Cadillac	2%	2%	2%
MINI	1%	1%	1%
Other luxury (1)	2%	1%	3%
Total Luxury	63%	61%	63%
Mid-line Import:
Honda	10%	9%	13%
Toyota	9%	9%	8%
Volkswagen	2%	2%	2%
Hyundai	1%	1%	1%
Other mid-line imports (2)	1%	1%	1%
Total Mid-line Import	23%	22%	25%
Domestic:
General Motors (3)	6%	7%	5%
Chrysler Dodge Jeep RAM	4%	6%	1%
Ford	4%	4%	6%
Total Domestic	14%	17%	12%
Total	100%	100%	100%
(1)Includes Acura, Alfa Romeo, Infiniti, Jaguar, Maserati and Volvo.
(2)Includes Mazda, Nissan and Subaru.
(3)Includes Buick, Chevrolet and GMC.

SONIC AUTOMOTIVE, INC.
Increase Sales of Higher-Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following, which we believe allows us to withstand the impact of economic cycles and other factors that may adversely impact automobile sales generally:
Finance, Insurance and Other Aftermarket Products. Each sale of a new or used vehicle gives us an opportunity to provide our guests with third-party financing and insurance options and earn financing fees and insurance and other aftermarket product commissions. We also offer our guests the opportunity to purchase extended warranties, service contracts and other aftermarket products from third-party providers whereby we earn a commission for arranging the contract sale. We work with a single third-party provider for the majority of our extended warranties, service contracts and other aftermarket products. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, extended warranties, service contracts and insurance products to our guests. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at all of our stores.
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
While in any individual period conditions may vary, historically we have acquired a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, in addition to third-party vehicle auctions. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental car companies. The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; lease return rates; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and automotive auctions. The supply of late-model used vehicles in 2023 continued to be affected by shortfalls in new vehicle manufacturing which occurred during the COVID-19 pandemic, which caused fewer vehicles to be manufactured in the affected years. According to industry sources, there were approximately 286.0 million light vehicles in operation in the U.S. as of December 31, 2023. During calendar year 2023, approximately 15.5 million new cars and 36.2 million used cars were sold at retail, many of which were accompanied by trade-ins that could then be resold as used vehicles.
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

SONIC AUTOMOTIVE, INC.
Governmental Regulations and Environmental Matters
Numerous federal, state and local regulations govern our business of marketing, selling, financing and servicing automobiles. We are also subject to laws and regulations relating to business corporations.
Under the laws of the states in which we currently operate, as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a franchised dealership, an EchoPark store or a powersports store or to operate an automotive service and repair center. These laws also regulate our conduct of business, including our sales, operating, advertising, financing and employment practices, including federal and state wage-hour, anti-discrimination and other employment practices laws.
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

Name	Age	Position(s) and Office(s) with Sonic
David Bruton Smith	49	Chairman and Chief Executive Officer
Jeff Dyke	56	President and Director
Heath R. Byrd	57	Executive Vice President and Chief Financial Officer
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

SONIC AUTOMOTIVE, INC.
Jeff Dyke was elected to the office of President of Sonic in September 2018 and is responsible for direct oversight for all of Sonic’s retail operations. In addition, Mr. Dyke has been a director of Sonic since July 2019. Mr. Dyke served as Sonic’s Executive Vice President of Operations from October 2008 to September 2018. From March 2007 to October 2008, Mr. Dyke served as Sonic’s Division Chief Operating Officer - Southeast Division, where he oversaw retail automotive operations for the states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. Mr. Dyke first joined Sonic in October 2005 as Sonic’s Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President - Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the retail automotive industry at AutoNation, Inc. from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.
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
Human Capital Resources
As of December 31, 2023, we had approximately 10,500 employees, which we refer to as associates or teammates, with whom we strive to maintain good relationships, which benefit both our Company and our teammates. Approximately 220 of our associates, primarily service technicians in northern California, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.
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
We have invested and expect to continue to invest in new business strategies, services and technologies, including our EchoPark and powersports businesses. Such endeavors involve significant risks and uncertainties, including allocating management resources away from our other operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.
Our ability to make acquisitions, execute our growth strategy for our EchoPark business and grow organically may be restricted by our ability to obtain capital, the terms of the instruments governing our long-term debt and the need to obtain consent from manufacturers.
We intend to finance future real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A Common Stock, overall market conditions or certain covenants under the instruments that govern our long-term debt that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. In recent years, financial markets have experienced elevated interest rates, which may make it more difficult for us to obtain financing on attractive terms. Using cash to complete acquisitions or to invest in our EchoPark expansion plans could substantially limit our operating and financial flexibility.
The amount of capital presently available to us is limited to the liquidity available under our existing debt agreements and cash flows generated through operating activities. Pursuant to the 2021 Credit Facilities (as defined below), we are restricted from making dealership acquisitions without lender consent in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts. Our ability to obtain additional sources of financing may be limited by the fact that substantially all of the assets of our dealerships are pledged to secure the indebtedness under the 2021 Credit Facilities and the Silo Floor Plan Facilities (as defined below). These pledges may impede our ability to borrow from other sources. The pace and scale of the growth of our EchoPark and powersports businesses may be limited in the event other sources of capital are unavailable.
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
Our future operating results depend on our ability to integrate the operations of acquired businesses with our existing operations. Our growth strategy has focused on the pursuit of strategic acquisitions or brand development that either expand or complement our business. We face risks growing through acquisitions or expansion. These risks include, but are not limited to: incurring significantly higher capital expenditures and operating expenses; failing to integrate the operations and personnel of acquired dealerships; entering new markets with which we are unfamiliar; incurring potential undiscovered liabilities and operational difficulties at acquired dealerships; disrupting our ongoing business; diverting our management resources; failing to maintain uniform standards, controls and policies; impairing relationships with employees, manufacturers and customers as a result of changes in management; failing to retain or attract appropriate dealership management personnel; incurring incremental expenses for standardized accounting and computer systems, as well as integration difficulties; failing to obtain a manufacturer’s consent to the acquisition of one or more of its franchises or to renew the franchise or dealer agreement on terms acceptable to us; and incorrectly valuing entities to be acquired or assessing markets entered.
The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of due diligence regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire, including some of our largest acquisitions, do not have financial statements audited or prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We may not have an accurate understanding of the historical financial condition and performance of our acquired entities prior to acquisition. Until we actually assume control of business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

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
The retail automotive industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and sales of finance, insurance and vehicle protection products at our dealerships and stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines and penalties. We devote significant resources to comply with applicable federal, state and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of environmental contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, operating results, financial condition, cash flows and prospects.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), an independent federal agency funded by the U.S. Federal Reserve with broad regulatory powers and limited oversight from the U.S. Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act has led to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. The CFPB has recommended that financial institutions under its jurisdiction take steps to ensure compliance with the Equal Credit Opportunity Act, which may include imposing controls on discretionary markup of wholesale interest rates offered by financial institutions (“dealer markup”), monitoring and addressing the effects of dealer markup policies and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers.
Increasing competition among automotive retailers and the use of the internet in automotive retail may reduce our profit margins on vehicle sales and related businesses.
Automotive retailing is a highly competitive business. Our competitors include publicly and privately owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes and models of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. We typically rely on advertising, merchandising, sales expertise, customer service reputation and dealership location to sell new vehicles. In addition, our F&I business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to competition from various financial institutions and other third parties. Our revenues and profitability could be materially adversely affected if certain state dealer franchise laws are relaxed to permit automobile manufacturers to retail vehicles directly to consumers.
Moreover, consumers are using the internet to compare pricing for vehicles and related F&I services and, in some cases, complete a vehicle purchase transaction, which may further reduce margins for new and used vehicles and profits for related F&I services. If internet-based new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other dealership groups have aligned themselves with services offered on the internet or are investing heavily in the development of their own internet sales capabilities, which could materially adversely affect our business, financial condition and results of operations.
Challenges to the business model of our franchised dealerships from existing automobile manufacturers and the effect of new companies entering into the automotive space may affect our ability to grow or maintain the business over the long term.
Large and well-capitalized technology-focused companies have continued to enter into the automotive space in recent years. Companies including, but not limited to, Alphabet Inc., Amazon.com, Inc., Apple Inc., Lucid Group, Inc., Lyft, Inc., Rivian Automotive, Inc., Tesla, Inc. and Uber Technologies, Inc. may challenge the existing automotive manufacturing, retail sales, maintenance and repair, and transportation models. For example, Tesla, Inc. has been challenging state dealer franchise laws in many states with mixed results, but it has achieved success with its direct-to-consumer new vehicle sales business model and its vehicles have been accepted by many consumers, even in states where dealer franchise laws appear to preclude such vehicle sales. In addition, other manufacturers whose new vehicles we sell have recently announced their intentions to implement an “agency” model of direct manufacturer to consumer sales in certain European markets. Although the long-term impact of the participation of vehicle manufacturers in direct sales is undetermined, these other large companies may continue to change consumers’ view on how automobiles should be manufactured, equipped, retailed, maintained and utilized in the future. Because these companies have the ability to connect with each individual consumer easily through their existing or future technology platforms, we may ultimately be at a competitive disadvantage in marketing, selling, financing and servicing vehicles. In addition, certain automobile manufacturers have expressed interest in or begun selling directly to customers. The franchised dealer’s participation in that potential future transaction type is unclear and our operations and financial results may be negatively impacted if the role of franchised dealers diminishes.

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
Our business is highly dependent on consumer demand and preferences, including with respect to new technologies such as alternative fuel vehicles. Events such as manufacturer safety recalls and negative publicity or legal proceedings related to these events may have a negative impact on the products we sell. If such events are significant, the profitability of our dealerships related to those manufacturers could be adversely affected and we could experience a material adverse effect on our overall results of operations, financial position and cash flows.
Further, manufacturers typically allocate their vehicles among dealerships based on the sales history of each dealership. Supplies of popular new vehicles may be limited by the applicable manufacturer’s production capabilities. Popular new vehicles that are in limited supply typically produce the highest profit margins. We depend on manufacturers to provide us with a desirable mix of popular new vehicles. Our operating results may be materially adversely affected if we do not obtain a sufficient supply of these vehicles on a timely basis or if our inventory mix does not align with consumer demand.

Our business is dependent upon access to quality sources of used vehicle inventory. Our business sales and results of operations could be materially adversely affected by obstacles that prevent the efficient acquisition and liquidation of used vehicle inventory.
A reduction in the availability of, or access to, sources of desirable, high-quality used vehicle inventory could have a material adverse effect on our business, sales and results of operations at all of our locations. In recent years, we have experienced low used vehicle inventory availability at wholesale auction and from off-lease turn-ins, which led to an increase in the cost to acquire high-quality used vehicle inventory. To the extent that used vehicle inventory levels remain low (compared to historical levels) and the costs to acquire high-quality inventory remain high, we may experience decreased sales volume and margins on sales of our used vehicle inventory, which may have a material negative impact on our business, results of operations and profitability, particularly in the EchoPark Segment.
We obtain a significant percentage of our used vehicle inventory through our proprietary trade-in appraisal system as this sourcing outlet is generally more profitable and more convenient for our guests and potential guests. A significant portion of our used vehicle inventory is sourced through trade-ins for purchases of new vehicles, which remain limited in supply. Accordingly, if we fail to make appraisal offers in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire used vehicle inventory and increase the risk of loss of business to our competitors. Loss of sale, involving trades and insufficient levels of inventory, could also force us to purchase a greater percentage of used vehicle inventory from third-party wholesale auctions, which is generally less profitable due to high bidding costs and additional costs associated with transporting the acquired used vehicles to our store locations. Our inability to source high-quality used vehicle inventory from third-party auctions could reduce the demand for our used vehicle inventory offerings. See “Increasing competition among automotive retailers and the use of the internet in automotive retail may reduce our profit margins on vehicle sales and related businesses” above in this “Item 1A. Risk Factors” for further discussion.
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
The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from widespread public health crises, armed conflict, natural disasters, adverse weather and other events may affect the flow of new vehicle or parts inventory to us or our manufacturing partners. Such events could lead to widespread reductions in travel and economic activity, including automobile manufacturing and supply chain disruptions and production delays. Supply chain disruptions and production delays similar to those experienced in recent years could significantly impact the supply of new vehicles, parts and accessories that we sell. In addition, these disruptions and delays could lead to low new and used vehicle inventory levels which could lead to increases in the sales prices and costs to acquire new and used vehicles. Although the supply chain is recovering from the effects of the COVID-19 pandemic, these disruptions and delays continue to affect new and used vehicle inventory supply. We expect low levels of inventory due to supply chain disruptions and production delays will continue to affect our operations in 2024. The extent to which these historical supply chain disruptions and production delays continue to impact our business depends on the effectiveness of actions taken globally by our manufacturing partners and [others in] their supply chain, which are highly uncertain and unpredictable. Any resulting operational or financial impact cannot be reasonably estimated at this time, but may materially adversely affect our business, financial condition, results of operations and cash flows. We also cannot reasonably predict the timing or magnitude of impacts to our business due to any economic recession or depression that may develop or related economic challenges, including higher inflation or further increases in interest rates.
A decline of available financing or rising financing costs in the consumer automotive lending market may adversely affect our vehicle unit sales volume.
A significant portion of vehicle buyers finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In 2023, higher consumer retail automotive lending rates negatively impacted finance and insurance product penetration rates and the negative impact to affordability reduced new and used retail unit volumes industry-wide. In the event that interest rates rise further, lenders tighten their credit standards, or there is a decline in the availability of credit in the consumer lending market, the costs of financing could influence consumer buying decisions and the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, revenues and profitability.
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

Changes in consumer demand toward fuel-efficient plug-in hybrid electric vehicles and battery electric vehicles, and resulting shifts by manufacturers to meet demand, could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.
Variability in consumer behavior, including volatile fuel prices and initiatives to increase the use of fuel-efficient and electric vehicles, has affected and may continue to affect consumer preferences for new and used vehicles. Manufacturers have also announced increased production focus on the manufacture of fuel-efficient plug-in hybrid electric vehicles (“PHEVs”) and battery electric vehicles (“BEVs”). The rate at which our customers will demand such vehicles, as well as the ability of manufacturers to accurately predict and meet such demand, is dependent on various factors. The inability of manufacturers to produce such vehicles at levels consistent with the overall level of customer demand actually experienced, or our inability to tailor our inventory levels and sales practices to meet fluctuations in demand for these vehicles, could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

In the future, certain PHEVs and BEVs may require less frequent or less costly maintenance and repairs than traditional internal combustion engine vehicles due to their mechanical design and features. In addition, advances in technology by manufacturers and their suppliers and their continued research and development investments have contributed to a general increase in the overall reliability, longevity and efficiency of automobiles. The long-term effects of increased market share for PHEVs and BEVs are uncertain and may include reduced maintenance and repairs revenues, changes in manufacturer warranties and complimentary maintenance programs from which we realize parts, service and collision repair revenues, and changes in the level of sales or profitability of certain warranty and maintenance products we offer our customers. To the extent that the market share for PHEVs, BEVs and other non-internal combustion engine vehicles increases rapidly or such vehicles comprise a significant percentage of new or used vehicles being sold or operated nationwide, we may experience a disruption in our parts, service and collision repair revenues or revenues from certain warranty and maintenance products that we sell, any of which could have a material adverse effect on our overall business and results of operations.
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
Moreover, manufacturers exercise a great degree of control over the operations of our dealerships through the franchise and dealer agreements. The franchise and dealer agreements govern, among other things, our ability to purchase vehicles from the manufacturer and to sell vehicles to customers. Our franchise and dealer agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues or profitability could be materially adversely affected if any of our manufacturers awards franchises to others in the same markets where we operate or if existing franchised dealers increase their market share in our markets. Each of our franchise or dealer agreements provides for termination or non-renewal for a variety of causes, including certain changes in the financial condition of the dealerships and any unapproved change of ownership or management. Manufacturers may also have a right of first refusal if we seek to sell dealerships.

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

In recent years, certain manufacturers whose new vehicles we sell have announced plans to develop an “agency” model of selling new vehicles in certain European markets, which is intended to facilitate sales directly by the manufacturer to the customer, using the existing franchised dealership as a logistics and delivery partner. Under currently proposed agency models, our franchised dealerships would receive a fee or similar compensation for facilitating the sale by the manufacturer of a new vehicle, but the purchased new vehicle would not be held in inventory. The timing and extent of implementation and relative success of agency sales models in European markets are uncertain and difficult to predict. Further, it is difficult to predict whether such a model may be adopted by manufacturers or permitted by state laws in the U.S. Adoption of this sales model by manufacturers in the geographic markets in which we operate could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
If state dealer franchise laws are repealed or weakened, our dealerships may be more susceptible to termination, non-renewal or renegotiation of their franchise and dealer agreements.
State dealer franchise laws generally provide that a manufacturer may not terminate or refuse to renew a franchise or dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer franchise laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Certain automobile manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer franchise laws. If dealer franchise laws are repealed or weakened in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer franchise laws, it may also be more difficult for our dealerships to renew their franchise or dealer agreements upon expiration.
The ability of a manufacturer to grant additional franchises is based on several factors which are not within our control. If manufacturers grant new franchises in areas near or within our existing markets, this could negatively impact our revenues and/or profitability. In addition, current state dealer franchise laws generally restrict the ability of automobile manufacturers to enter the retail market and sell directly to consumers. However, if manufacturers obtain the ability to retail vehicles directly to consumers and choose to do so in our markets, such competition could have a material adverse effect on us.
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
Our sales volume may be materially adversely affected if manufacturer-affiliated captive finance companies change their customer financing programs or are unable to provide floor plan financing.
One of the primary finance sources used by consumers in connection with the purchase or lease of a new or used vehicle is the manufacturer-affiliated captive finance companies. These captive finance companies rely, to a certain extent, on the public debt markets to provide the capital necessary to support their financing programs. In addition, the captive finance companies will occasionally change their loan or lease underwriting criteria to alter the risk profile of their loan or lease portfolio or as a result of changes in interest rates or projected vehicle residual values. A limitation or reduction of available consumer financing for these or other reasons could affect consumers’ ability to purchase or lease a vehicle and, thus, could have a material adverse effect on our sales volume. Any deterioration of our relationship with the particular manufacturer-affiliated captive finance source could adversely affect our relationship with the affiliated manufacturer, and vice versa.
Our parts and service sales volume and margins are dependent on manufacturer warranty programs.
Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For 2023, approximately 13.9% of our Fixed Operations revenues was for work covered by manufacturer warranties and complimentary maintenance programs. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty repair work, our Fixed Operations revenues and margins could be adversely affected.

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
Events such as labor strikes or other disruptions in production, including those caused by natural disasters, that may adversely affect a manufacturer may also adversely affect us. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled due to supply chain disruptions or other delays, which may occur during critical periods of new product introductions, could limit sales of those vehicles during those periods. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public perception may adversely affect our ability to sell their automobiles and, as a result, significantly and detrimentally affect our business and results of operations.
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
Certain of our franchise and dealer agreements prohibit transfers of any ownership interests of a dealership and, in some cases, its parent, without prior approval of the applicable manufacturer. Our existing franchise and dealer agreements could be terminated if a person or entity acquires a substantial ownership interest in us or acquires voting power above certain levels without the applicable manufacturer’s approval. While the holders of our Class B Common Stock currently maintain voting control of Sonic, their future investment decisions as well as those of holders of our Class A Common Stock are generally outside of our control and could result in the termination or non-renewal of existing franchise or dealer agreements or impair our ability to negotiate new franchise or dealer agreements for dealerships we acquire in the future. In addition, if we cannot obtain any requisite approvals on a timely basis, we may not be able to issue additional equity or otherwise raise capital on terms acceptable to us. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us.
Risks Related to Our Sources of Financing and Liquidity
Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions, expansion plans and capital expenditures and prevent us from fulfilling our financial obligations.
As of December 31, 2023, our total outstanding indebtedness was approximately $3.3 billion, which includes floor plan notes payable, long-term debt and short-term debt.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

We have up to $350.0 million of maximum borrowing availability under an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and up to $2.6 billion of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). As of December 31, 2023, we had approximately $298.6 million available for additional borrowings under the 2021 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors, including eligible asset balances. We are able to borrow under the 2021 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated captive finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as the 2021 Floor Plan Facilities. As of December 31, 2023, we had approximately $173.0 million of total remaining availability under our delayed draw-term loan credit agreement entered into in November 2019 (the "2019 Mortgage Facility") based on the borrowing base calculation which varies in borrowing limit based on the appraised value of the collateral underlying the 2019 Mortgage Facility. In addition, our 4.625% Senior Notes due 2029 (the “4.625% Notes”), our 4.875% Senior Notes due 2031 (the “4.875% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
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
Moreover, many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2024 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates.
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
To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future may enter into, certain derivative instruments (or hedging agreements). As of December 31, 2023, we had interest rate cap agreements related to a portion of our Secured Overnight Financing Rate (“SOFR”)-based variable rate debt to limit our exposure to rising interest rates. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of our interest rate exposure as management determines is in our best interest based on potential volatility and the cost of such hedging transactions.
Our hedging transactions expose us to certain risks and financial losses, including, among other things: counterparty credit risk; the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value, downward adjustments or “mark-to-market losses,” which would affect our recorded stockholders’ equity amounts; and all of our hedging instruments contain terms and conditions with which we are required to meet. A failure on our part to effectively hedge interest rate exposure may adversely affect our financial condition and results of operations.
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
The holders of Class B Common Stock (which include SFC and the OBS Family, LLC, entities which David Bruton Smith, Sonic’s Chairman and Chief Executive Officer, and his family members, including B. Scott Smith and Marcus G. Smith, both directors of Sonic, control) currently hold less than a majority of our outstanding common stock, but a majority of our voting power. As a result, the holders of Class B Common Stock may be able to control fundamental corporate matters and transactions, subject to the above limitations. The concentration of voting power may also discourage, delay or prevent a change of control of us from a third party even if the action was favored by holders of Class A Common Stock. In addition, a sale or transfer of shares by one or more of the holders of Class B Common Stock could result in a change of control or put downward pressure on the market price of our Class A Common Stock. The perception among the public that these sales or transfers may occur could also contribute to a decline in the market price of our Class A Common Stock.

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
Our Chairman and Chief Executive Officer, David Bruton Smith, as well as Marcus G. Smith and B. Scott Smith, also serve as directors of Speedway Motorsports. Further, the Smith family and certain trusts, the beneficiaries of which are members of the Smith family, directly and indirectly control a substantial majority of our voting stock.
We will likely in the future enter into transactions with entities controlled by the Smith family or our other affiliates. We believe that all of our existing arrangements with affiliates are as favorable to us as if the arrangements were negotiated between unaffiliated parties, although the majority of these transactions have neither been verified by third parties in that regard nor are likely to be so verified in the future. Potential conflicts of interest could arise in the future between us and our officers or directors in the enforcement, amendment or termination of arrangements existing between them.
Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws designate the state and federal courts of Delaware as the exclusive forums for certain claims against the Company, which could increase the costs of bringing a claim or limit the ability of a stockholder to bring a claim in a judicial forum viewed by a stockholder as favorable.
Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for claims for (1) any derivative action or proceeding brought on behalf of Sonic (other than derivative actions brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder); (2) any action asserting a claim of a breach of, or based on, a fiduciary duty owed by any current or former director, officer or other employee of Sonic to Sonic or Sonic’s stockholders; (3) any action asserting a claim against Sonic or any current or former director, officer or other employee or stockholder of Sonic arising pursuant to any provision of the General Corporation Law of the State of Delaware, our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws; or (4) any action asserting a claim against Sonic governed by the internal affairs doctrine of the State of Delaware. Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws also provide that, unless the Board of Directors otherwise consents in writing, to the extent permitted by applicable law, the United States District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act or any ancillary claims related thereto which are subject to the ancillary jurisdiction of the federal courts.
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
Our business is heavily dependent on consumer demand and preferences. Retail new vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. In recent years, we experienced an imbalance between consumer demand for new vehicles and available supply of new vehicle inventory due to supply chain disruptions and manufacturing delays, and it is uncertain when new vehicle inventories will stabilize and at what level. Retail vehicle sales cycles are often correlated with changes in overall economic conditions, consumer confidence, the level of discretionary personal income and credit availability. Deterioration in any of these conditions from current levels may have a material adverse effect on our retail business, particularly sales of new and used automobiles. In addition, our business may be adversely affected by isolated unfavorable conditions or events in our local markets. Due to the provisions and terms contained in our franchise or dealer agreements or operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties, if permitted at all. In addition, severe or sustained changes in gasoline prices or overall shifts in consumer sentiment toward alternative fuel vehicles may lead to a shift in consumer buying patterns. Availability of preferred models may not exist in sufficient quantities to satisfy consumer demand and allow our stores to meet sales expectations.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

The market for qualified employees remains highly competitive, may impact our ability to identify and attract new employees and retain existing employees, and may subject us to increased labor costs. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our results of operations. In addition, the lack of qualified management or employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.
Natural disasters, adverse weather and other events can disrupt our business.
Our dealerships are concentrated in certain states, including California, Colorado, Florida and Texas, in which actual or threatened natural disasters and severe weather events (such as earthquakes, wildfires, landslides, hailstorms, floods and hurricanes) may disrupt our store operations, which may adversely impact our business, financial condition, results of operations and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have substantial insurance, subject to certain deductibles, limitations and exclusions, we may be exposed to uninsured or under insured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
We have invested in internal and external business applications to execute our strategy of employing technology to benefit our business. In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. Moreover, significant technology-related business functions of ours are outsourced. The frequency and severity of cybersecurity incidents has increased in recent years and adversely impacted organizations of varying sizes. Although we have attempted to mitigate the cybersecurity risk of both our internal and outsourced functions by implementing various cybersecurity controls, an internal framework for the oversight of cybersecurity risks and other security measures, specifically as described in “Item 1C. Cybersecurity,” our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions.
These cybersecurity risks include vulnerability to cyberattack of our internal or externally hosted business applications; interruption of service or access to systems may affect our ability to deliver vehicles or complete transactions with customers; unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data; disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; and damage to our reputation as a result of a breach in security that could affect the financial security of our customers. Any cybersecurity breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties or damage to our reputation, and cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

We may be subject to substantial withdrawal liability assessments in the future related to a multiemployer pension plan to which certain of our dealerships make contributions pursuant to collective bargaining agreements.
Three of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended. Three of our dealership subsidiaries actively contribute to the AI Pension Plan under collective bargaining agreements with the IAM. These subsidiaries employ approximately 160 individuals, which constitutes less than 2% of our total workforce. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary had issued a certification that the AI Pension Plan was in critical status. In conjunction with the AI Pension Plan’s critical status, all participating employers were required to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2023, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2023, with the projected pension liability underfunded by approximately $1.0 billion and projected to become insolvent in the 2032 plan year. In July 2023, the Pension Benefit Guaranty Corporation approved an application by the AI Pension Plan for special financial assistance in the amount of approximately $1.1 billion to address the underfunded status of the plan. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Impairment of our goodwill, other intangible assets or other long-lived assets could have a material adverse impact on our earnings.
Goodwill and other intangible assets are subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually on April 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill and other intangible assets more thoroughly under the heading “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A significant amount of our goodwill is related to our franchised dealerships reporting unit, and we have significant other intangible assets associated with acquisitions of franchised dealerships. If we determine that the amount of our goodwill or other intangible assets is impaired at any point in time, we are required to reduce the balances recorded on our balance sheet. If goodwill or other intangible assets are impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill or other intangible assets occurs. As of December 31, 2023, our balance sheet reflected a carrying amount of approximately $253.8 million in goodwill and approximately $417.4 million in other intangible assets, net.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

We are also required to test for impairment of other long-lived assets in the event certain conditions exist that may indicate the recorded value of the assets is not recoverable through future operating cash flows. These conditions include, but are not limited to, a decrease in the market pricing of a long-lived asset group, a significant change in the extent or manner in which a long-lived asset group is being used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset group, an accumulation of costs significant in excess of the amount originally expected for the acquisition or construction of a long-lived asset group, a current-period operating cash flow loss combined with a history of operating cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group, or a current expectation that, more likely than not, a long-lived asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If we determine that the amount of certain long-lived asset groups are impaired, we are required to reduce the balances recorded on our consolidated balance sheet, which may result in a significant non-cash impairment charge.

SONIC AUTOMOTIVE, INC.
Item 1B.  Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats; effective management of security risks; and resiliency against incidents. Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, employee training, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. We implement risk-based controls to protect our information, the information of our customers, suppliers and other third parties, our information systems, our business operations, and our products and related services. We have adopted security-control principles based on the National Institute of Standards and Technology (the “NIST”) Cybersecurity Framework.
We leverage technology for our business advantage and have invested in internal and external business applications. Our regular operations involve handling sensitive data, including proprietary business information, intellectual property, and personally identifiable information of our customers, suppliers, and employees. To ensure the safety of this data, the Vice President of Information Security provides oversight and establishes central, standardized frameworks for identifying and tracking cyber-related business and compliance risks across the Company. Any risks from cybersecurity threats to our products and services are communicated to our general counsel and senior management and if deemed material, are further reviewed by the Audit Committee of our Board of Directors. We also periodically engage third-party consultants to help us assess, enhance, implement and monitor our cybersecurity risk management programs and respond to any incidents.
We have experienced, and may in the future experience, whether directly or through our supply chain or other channels, cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations or financial condition, and although our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cyber incident would not materially affect our business strategy, results of operations or financial condition. See “General Risk Factors” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Governance
Our Board of Directors is responsible for overseeing enterprise risk and has delegated the responsibility for the oversight of cybersecurity and information technology risks, and the Company's preparedness for these risks, to the Audit Committee. Our Vice President of Information Security provides periodic updates to the Audit Committee in order to assist the Audit Committee in understanding the implications of cybersecurity risks. The Audit Committee meets regularly to ensure a shared understanding of cybersecurity risks, to review new regulations or laws, and to provide guidance on complex risk issues.
Our Information Security team has gained their expertise in information technology (“IT”) and cybersecurity through a combination of education, relevant degrees, certifications and prior work experience. As part of the cybersecurity process, their respective teams inform them about the prevention, detection, mitigation, and remediation of cybersecurity incidents.
The Information Security team has adopted the NIST Cybersecurity Framework as a reference to manage cybersecurity risks. This framework enables the team to implement a comprehensive statement of activities and responsibilities that cover data, information architecture, risk communications, emerging technology, third-party risk, IT operations, and regulation. By following industry best practices, the team has established a recognized baseline for engaging external firms to audit and test the resiliency of the cybersecurity program.
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

SONIC AUTOMOTIVE, INC.
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
As of February 8, 2024, there were 21,953,134 shares of our Class A Common Stock and 12,029,375 shares of our Class B Common Stock outstanding. As of February 8, 2024, there were 632 record holders of the Class A Common Stock and two record holders of the Class B Common Stock. The closing stock price for the Class A Common Stock on February 8, 2024 was $55.20.
Our Board of Directors issued four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $1.16 per share, $1.03 per share and $0.46 per share for each of the years ended December 31, 2023, 2022 and 2021, respectively. Subsequent to December 31, 2023, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.30 per share for stockholders of record on March 15, 2024 to be paid on April 15, 2024. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and the heading “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of dividends and for a description of restrictions on the payment of dividends.
Issuer Purchases of Equity Securities
The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
October 2023	—	$—	—	$286.8
November 2023	—	$51.27	—	$286.8
December 2023	—	$54.14	—	$286.7
Total	—		—
(1) On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to December 31, 2023	(213.3)
Current remaining availability as of December 31, 2023	$286.7

SONIC AUTOMOTIVE, INC.
Item 6. [Reserved]

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. For comparison and discussion of our results of operations for the year ended December 31, 2022 (“2022”) to our results of operations for the year ended December 31, 2021 (“2021”), please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for 2022.
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
Unless otherwise noted, all discussion of increases or decreases are for the year ended December 31, 2023 (“2023”) compared to 2022. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2023: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2023, we operated 108 stores in the Franchised Dealerships Segment, 25 stores in the EchoPark Segment, and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 134 new vehicle franchises (representing 28 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment operates in 11 states and the Powersports Segment operates in two states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) unit sales volume was approximately 15.5 million vehicles in 2023, an increase of 13%, compared to approximately 13.7 million vehicles in 2022, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2024 new vehicle industry volume will be between 15.5 million vehicles (flat compared to 2023) and 16.0 million vehicles (an increase of 3% compared to 2023). The effects of interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2024 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the retail new vehicle industry volume (which excludes fleet new vehicle sales). According to PIN from J.D. Power, industry retail new vehicle unit sales volume increased 9%, to approximately 12.7 million vehicles, in 2023, from approximately 11.7 million vehicles in 2022.
Impairment Charges
Impairment charges were approximately $79.3 million and $320.4 million in 2023 and 2022, respectively. Impairment charges for 2023 included approximately $78.3 million in the EchoPark Segment related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decisions to indefinitely suspend operations at certain EchoPark locations, and approximately $1.0 million of property and equipment impairment charges related to the Franchised Dealerships Segment. Impairment charges for 2022 included approximately $202.9 million of goodwill related to the EchoPark Segment, approximately $116.4 million of franchise asset impairment charges, of which approximately $114.4 million is related to the Franchised Dealerships Segment and approximately $2.0 million is related to the EchoPark Segment, and approximately $1.1 million of charges related to the abandonment of certain construction projects in the Franchised Dealerships Segment.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2022 and 2023, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for 2023 compared to 2022. The following discussion is on a same store basis (which excludes results from disposed stores), except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Retail new vehicle revenue increased 12% in 2023, primarily driven by an 8% increase in retail new vehicle unit sales volume, combined with a 3% increase in retail new vehicle average selling price. Retail new vehicle gross profit decreased 21% in 2023, as a result of lower retail new vehicle gross profit per unit, offset partially by higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $1,774 per unit, or 27%, to $4,849 per unit, due primarily to increased price competition as a result of higher levels of available inventory and higher inventory acquisition costs, which combined to drive lower retail new vehicle gross profit per unit. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 37 days as of December 31, 2023, compared to 24 days as of December 31, 2022.
Retail used vehicle revenue decreased 10% in 2023, driven by a 7% decrease in retail used vehicle unit sales volume, combined with a 3% decrease in retail used vehicle average selling price. Retail used vehicle gross profit decreased 6% in 2023, due primarily to the reduction in retail used vehicle unit sales volume, as well as a lower volume of off-lease inventory and challenges related to consumer affordability. Wholesale vehicle gross profit (loss) improved by approximately $3.0 million, to a gross loss of $2.5 million during 2023, due primarily to a $114 per unit, or 48%, improvement in wholesale vehicle gross profit per unit as a result of changes in pricing and demand for vehicles at wholesale auction. We generally focus on maintaining used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 29 days as of December 31, 2023, compared to 26 days as of December 31, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations revenue increased 8% and Fixed Operations gross profit increased 9% in 2023, driven primarily by higher repair order volume and higher parts and labor costs that were passed along to customers. Fixed Operations gross margin increased 10 basis points, to 49.6%, in 2023, driven primarily by an increase in customer pay revenue contribution and higher customer pay and warranty gross margin.
F&I revenue remained flat in 2023, due to flat year-over-year combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit decreased $10 per unit to $2,411 per unit, in 2023. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines.
EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for 2023 compared to 2022. The following discussion is on a reported basis, except where otherwise noted as being on a same market basis. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. Same market results may vary significantly from reported results due to store closures during 2023, as the closed stores are not included in the same market results.
On June 22, 2023, Sonic announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, during the third quarter of 2023, we closed three Northwest Motorsport locations within the EchoPark Segment. In connection with these closures, Sonic recorded a charge totaling approximately $75.2 million during the second quarter of 2023. This charge included impairments of $32.5 million related to fixed assets, $16.0 million related to right-of-use assets and $14.1 million related to cease-use accruals; $0.4 million related to lease exit charges; $10.0 million of inventory valuation adjustments (of which $5.8 million related to stores with ongoing operations at EchoPark locations and $1.9 million relates to ongoing operations of Northwest Motorsport locations); and $2.2 million related to severance. During the third quarter of 2023, we recorded approximately $4.8 million in additional charges related to the Northwest Motorsport store closures, which included $3.9 million of lease exit charges and $0.9 million related to severance.
In the fourth quarter of 2023, we recorded fixed asset and right-of-use assets impairment charges of approximately $16.7 million for the EchoPark Segment. In January 2024, after the end of the fiscal year, we closed the remaining seven Northwest Motorsport stores.
Reported total revenues decreased 1% in 2023, driven primarily by a 12% decrease in average retail used vehicle selling price, offset partially by a 13% increase in total vehicle unit sales volume (retail used vehicles and wholesale vehicles combined). Reported total gross profit decreased 8% in 2023, primarily due to an approximately $300 decrease in retail used vehicle gross profit (loss) per unit, offset partially by higher retail used vehicle unit sales volume and an increase in F&I gross profit and an increase in F&I gross profit per unit.
Reported retail used vehicle revenue increased 1%, due to a 15% increase in retail used vehicle unit sales volume, partially offset by a 12% decrease in retail used vehicle revenue per unit. F&I revenue increased 7% in 2023, driven primarily by a 15% increase in retail used vehicle unit sales volume, offset partially by a 7% decrease in F&I gross profit per unit. Combined retail used vehicle and F&I gross profit per unit decreased $474 per unit, or 18%, to $2,183 per unit in 2023, primarily due to a 438% decrease in used vehicle gross profit per unit.
Reported wholesale vehicle gross profit decreased approximately $2.3 million in 2023, primarily due to a decrease in wholesale vehicle gross profit per unit. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported used vehicle inventory days’ supply in our EchoPark Segment was approximately 36 days as of December 31, 2023, as compared to 40 days as of December 31, 2022.
Same market total revenues increased 51% in 2023, driven primarily by a 65% increase in retail used vehicle unit sales volume. Same market total gross profit increased 82% in 2023, driven primarily by an increase in retail used vehicle unit sales volume and higher combined retail used vehicle and F&I gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Powersports Segment
Unless otherwise noted, all discussion of increases or decreases are for 2023 compared to 2022. The following discussion is on a reported basis, except where otherwise noted as being on a same store basis. All currently operating powersports stores are included within the same store group as of the first full month following the anniversary of the store’s opening or acquisition. Due to the timing of acquisitions in the Powersports Segment, which include seven stores acquired in August 2022 and five stores acquired in February 2023, year-over-year comparisons are not representative of expected growth rates in future periods.
Reported retail new vehicle revenue increased 179% in 2023, primarily driven by a 204% increase in retail new vehicle unit sales volume, offset partially by an 8% decrease in retail new vehicle average selling price. Retail new vehicle gross profit increased 159% in 2023, as a result of higher retail new vehicle unit sales volume, offset partially by lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $539 per unit, or 14%, to $3,435 per unit, due primarily to lower retail new vehicle average selling prices. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 183 days as of December 31, 2023, compared to 119 days as of December 31, 2022. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality.
Reported retail used vehicle revenue increased 175% in 2023, primarily driven by a 283% increase in retail used vehicle unit sales volume, offset partially by a 29% decrease in retail used vehicle average selling price. Retail used vehicle gross profit increased 170% in 2023, as a result of higher retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $955 per unit, or 29%, to $2,394 per unit, due primarily to lower retail used vehicle average selling prices. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 118 days as of December 31, 2023, compared to 141 days as of December 31, 2022. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality.
Reported Fixed Operations revenue increased 287% and Fixed Operations gross profit increased 267% in 2023, driven primarily by higher repair order volume and higher parts and labor costs that were passed along to consumers. Fixed Operations gross margin decreased 310 basis points to 47.0% in 2023, driven primarily by a decrease in customer pay and warranty revenue contribution and lower customer pay and warranty gross margin.
Reported F&I revenue increased 177% in 2023, driven primarily by a 226% increase in combined retail new and used vehicle unit sales volume, offset partially by lower F&I gross profit per retail unit. F&I gross profit per retail unit decreased $188 per unit, or 16%, to $1,017 per unit in 2023.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of operations:

	Percentage of Total Revenues
	Year Ended December 31,
	2023	2022	2021
Revenues:
New vehicles	44.5%	40.9%	41.3%
Used vehicles	36.3%	39.4%	39.3%
Wholesale vehicles	2.2%	3.5%	3.0%
Parts, service and collision repair	12.2%	11.4%	11.3%
Finance, insurance and other, net	4.8%	4.8%	5.1%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	84.4%	83.5%	84.6%
Gross profit	15.6%	16.5%	15.4%
Selling, general and administrative expenses	11.1%	11.1%	10.3%
Impairment charges	0.6%	2.3%	—%
Depreciation and amortization	1.0%	0.9%	0.8%
Operating income	2.9%	2.2%	4.3%
Interest expense, floor plan	0.5%	0.2%	0.1%
Interest expense, other, net	0.8%	0.6%	0.4%
Other income (expense), net	—%	—%	0.1%
Income (loss) before taxes	1.7%	1.4%	3.7%
Provision for income taxes - benefit (expense)	0.4%	0.7%	0.9%
Net income (loss)	1.2%	0.6%	2.8%

Results of Operations - Consolidated
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2022 and 2023, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
New Vehicles - Consolidated
New vehicle revenues include the sale of new vehicles, including new powersports vehicles, to retail customers, as well as the sale of fleet vehicles to businesses for use in their operations. New vehicle revenues and gross profit can be influenced by vehicle manufacturer incentives to consumers (which vary from cash-back incentives to low interest rate financing, among other things), the availability of consumer credit and the level and type of manufacturer-to-dealer incentives, as well as manufacturers providing adequate inventory allocations to our dealerships to meet consumer demand. The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand, both within specific brands and in the industry as a whole. As an automotive retailer, we seek to mitigate the effects of this sales cycle by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower-priced economy automobiles to luxury automobiles and powersports vehicles.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. retail new vehicle industry volume, fleet new vehicle industry volume, and total new vehicle industry volume were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	% Change
	(In millions of vehicles)
U.S. industry volume - Retail new vehicle (1)	12.7	11.7	9%
U.S. industry volume - Fleet new vehicle	2.8	2.0	38%
U.S. industry volume - Total new vehicle (1)	15.5	13.7	13%

(1) Source: PIN from J.D. Power

We currently estimate the 2024 new vehicle industry volume will be between 15.5 million vehicles (flat compared to 2023) and 16.0 million vehicles (an increase of 3% compared to 2023). The effects of availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2024 new vehicle industry volume to vary from expectations.
Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$6,304.6	$5,622.6	$682.0	12%
Fleet new vehicle revenue	92.2	99.4	(7.2)	(7)%
Total new vehicle revenue	$6,396.8	$5,722.0	$674.8	12%

Retail new vehicle gross profit	$535.4	$662.8	$(127.4)	(19)%
Fleet new vehicle gross profit	4.0	4.9	(0.9)	(18)%
Total new vehicle gross profit	$539.4	$667.7	$(128.3)	(19)%

Retail new vehicle unit sales	112,110	101,168	10,942	11%
Fleet new vehicle unit sales	2,000	2,115	(115)	(5)%
Total new vehicle unit sales	114,110	103,283	10,827	10%

Revenue per new retail unit	$56,236	$55,577	$659	1%
Revenue per new fleet unit	$46,094	$47,011	$(917)	(2)%
Total revenue per new unit	$56,058	$55,402	$656	1%

Gross profit per new retail unit	$4,776	$6,552	$(1,776)	(27)%
Gross profit per new fleet unit	$1,989	$2,293	$(304)	(13)%
Total gross profit per new unit	$4,727	$6,464	$(1,737)	(27)%

Retail gross profit as a % of revenue	8.5%	11.8%	(330)	bps
Fleet gross profit as a % of revenue	4.3%	4.9%	(60)	bps
Total new vehicle gross profit as a % of revenue	8.4%	11.7%	(330)	bps

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
Our consolidated reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$5,213.6	$5,515.4	$(301.8)	(5)%
Gross profit	$151.2	$180.8	$(29.6)	(16)%
Unit sales	176,147	173,209	2,938	2%
Revenue per unit	$29,598	$31,842	$(2,244)	(7)%
Gross profit per unit	$859	$1,044	$(185)	(18)%
Gross profit as a % of revenue	2.9%	3.3%	(40)	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles - Consolidated
Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. In recent years, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) will continue to return toward long-term normalized levels in the long run, but may continue to experience volatility into 2024 or beyond. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$318.8	$484.9	$(166.1)	(34)%
Gross profit (loss)	$(2.6)	$(3.1)	$0.5	16%
Unit sales	32,330	35,323	(2,993)	(8)%
Revenue per unit	$9,860	$13,727	$(3,867)	(28)%
Gross profit (loss) per unit	$(80)	$(87)	$7	8%
Gross profit (loss) as a % of revenue	(0.8)%	(0.6)%	(20)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$822.8	$740.9	$81.9	11%
Warranty	240.1	227.1	13.0	6%
Wholesale parts	208.6	198.5	10.1	5%
Internal, sublet and other	488.0	433.2	54.8	13%
Total revenue	$1,759.5	$1,599.7	$159.8	10%

Gross profit
Customer pay	$459.9	$413.5	$46.4	11%
Warranty	141.4	132.3	9.1	7%
Wholesale parts	37.2	35.7	1.5	4%
Internal, sublet and other	235.5	211.0	24.5	12%
Total gross profit	$874.0	$792.5	$81.5	10%

Gross profit as a % of revenue
Customer pay	55.9%	57.9%	(200)	bps
Warranty	58.9%	58.3%	60	bps
Wholesale parts	17.8%	18.0%	(20)	bps
Internal, sublet and other	48.3%	46.8%	150	bps
Total gross profit as a % of revenue	49.7%	49.5%	20	bps
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
Our consolidated reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$683.7	$679.1	$4.6	1%
Total combined retail new and used vehicle unit sales	288,257	274,377	13,880	5%
Gross profit per retail unit (excludes fleet)	$2,372	$2,475	$(103)	(4)%

For further analysis of F&I results, see the tables and discussion under the headings “F&I - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “F&I - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Results of Operations - Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2022 and 2023, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the tables and discussion on the following pages for a comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$6,145.3	$5,508.8	$636.5	12%
Acquisitions, open points, dispositions and holding company	69.7	72.8	(3.1)	NM
Total as reported	$6,215.0	$5,581.6	$633.4	11%

Fleet new vehicle revenue:
Same store	$92.1	$99.4	$(7.3)	(7)%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$92.2	$99.4	$(7.2)	(7)%

Total new vehicle revenue:
Same store	$6,237.4	$5,608.2	$629.2	11%
Acquisitions, open points, dispositions and holding company	69.8	72.8	(3.0)	NM
Total as reported	$6,307.2	$5,681.0	$626.2	11%

Retail new vehicle gross profit:
Same store	$513.5	$647.5	$(134.0)	(21)%
Acquisitions, open points, dispositions and holding company	5.2	7.8	(2.6)	NM
Total as reported	$518.7	$655.3	$(136.6)	(21)%

Fleet new vehicle gross profit:
Same store	$4.0	$4.8	$(0.8)	(17)%
Acquisitions, open points, dispositions and holding company	—	0.1	(0.1)	NM
Total as reported	$4.0	$4.9	$(0.9)	(18)%

Total new vehicle gross profit:
Same store	$517.4	$652.3	$(134.9)	(21)%
Acquisitions, open points, dispositions and holding company	5.3	7.9	(2.6)	NM
Total as reported	$522.7	$660.2	$(137.5)	(21)%

Retail new vehicle unit sales:
Same store	105,891	97,772	8,119	8%
Acquisitions, open points, dispositions and holding company	1,366	1,652	(286)	NM
Total as reported	107,257	99,424	7,833	8%

Fleet new vehicle unit sales:
Same store	2,000	2,115	(115)	(5)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	2,000	2,115	(115)	(5)%

Total new vehicle unit sales:
Same store	107,891	99,887	8,004	8%
Acquisitions, open points, dispositions and holding company	1,366	1,652	(286)	NM
Total as reported	109,257	101,539	7,718	8%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$6,215.0	$5,581.6	$633.4	11%
Fleet new vehicle revenue	92.2	99.4	(7.2)	(7)%
Total new vehicle revenue	$6,307.2	$5,681.0	$626.2	11%

Retail new vehicle gross profit	$518.7	$655.3	$(136.6)	(21)%
Fleet new vehicle gross profit	4.0	4.9	(0.9)	(18)%
Total new vehicle gross profit	$522.7	$660.2	$(137.5)	(21)%

Retail new vehicle unit sales	107,257	99,424	7,833	8%
Fleet new vehicle unit sales	2,000	2,115	(115)	(5)%
Total new vehicle unit sales	109,257	101,539	7,718	8%

Revenue per new retail unit	$57,945	$56,139	$1,806	3%
Revenue per new fleet unit	$46,094	$47,002	$(908)	(2)%
Total revenue per new unit	$57,728	$55,948	$1,780	3%

Gross profit per new retail unit	$4,836	$6,591	$(1,755)	(27)%
Gross profit per new fleet unit	$1,989	$2,292	$(303)	(13)%
Total gross profit per new unit	$4,784	$6,502	$(1,718)	(26)%

Retail gross profit as a % of revenue	8.3%	11.7%	(340)	bps
Fleet gross profit as a % of revenue	4.3%	4.9%	(60)	bps
Total new vehicle gross profit as a % of revenue	8.3%	11.6%	(330)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$6,145.3	$5,508.8	$636.5	12%
Fleet new vehicle revenue	92.1	99.4	(7.3)	(7)%
Total new vehicle revenue	$6,237.4	$5,608.2	$629.2	11%

Retail new vehicle gross profit	$513.5	$647.5	$(134.0)	(21)%
Fleet new vehicle gross profit	4.0	4.8	(0.8)	(17)%
Total new vehicle gross profit	$517.4	$652.3	$(134.9)	(21)%

Retail new vehicle unit sales	105,891	97,772	8,119	8%
Fleet new vehicle unit sales	2,000	2,115	(115)	(5)%
Total new vehicle unit sales	107,891	99,887	8,004	8%

Revenue per new retail unit	$58,034	$56,343	$1,691	3%
Revenue per new fleet unit	$46,094	$47,002	$(908)	(2)%
Total revenue per new unit	$57,813	$56,145	$1,668	3%

Gross profit per new retail unit	$4,849	$6,623	$(1,774)	(27)%
Gross profit per new fleet unit	$1,989	$2,292	$(303)	(13)%
Total gross profit per new unit	$4,796	$6,531	$(1,735)	(27)%

Retail gross profit as a % of revenue	8.4%	11.8%	(340)	bps
Fleet gross profit as a % of revenue	4.3%	4.9%	(60)	bps
Total new vehicle gross profit as a % of revenue	8.3%	11.6%	(330)	bps
Retail new vehicle revenue increased 12%, due primarily to an 8% increase in retail new vehicle unit sales volume, as well as a 3% increase in retail new vehicle average selling price. Retail new vehicle gross profit decreased approximately $134.0 million, or 21%, as a result of lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,774 per unit, or 27%, to $4,849 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year and higher inventory acquisition costs. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 37 and 24 days as of December 31, 2023 and 2022, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$3,012.1	$3,334.4	$(322.3)	(10)%
Acquisitions, open points, dispositions and holding company	38.2	57.1	(18.9)	NM
Total as reported	$3,050.3	$3,391.5	$(341.2)	(10)%

Retail used vehicle gross profit:
Same store	$161.1	$171.3	$(10.2)	(6)%
Acquisitions, open points, dispositions and holding company	1.8	3.1	(1.3)	NM
Total as reported	$162.9	$174.4	$(11.5)	(7)%

Retail used vehicle unit sales:
Same store	98,841	106,320	(7,479)	(7)%
Acquisitions, open points, dispositions and holding company	1,369	2,192	(823)	NM
Total as reported	100,210	108,512	(8,302)	(8)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$3,050.3	$3,391.5	$(341.2)	(10)%
Gross profit	$162.9	$174.4	$(11.5)	(7)%
Unit sales	100,210	108,512	(8,302)	(8)%
Revenue per unit	$30,439	$31,254	$(815)	(3)%
Gross profit per unit	$1,626	$1,607	$19	1%
Gross profit as a % of revenue	5.3%	5.1%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$3,012.1	$3,334.4	$(322.3)	(10)%
Gross profit	$161.1	$171.3	$(10.2)	(6)%
Unit sales	98,841	106,320	(7,479)	(7)%
Revenue per unit	$30,474	$31,362	$(888)	(3)%
Gross profit per unit	$1,630	$1,611	$19	1%
Gross profit as a % of revenue	5.4%	5.1%	30	bps
Retail used vehicle revenue decreased approximately $322.3 million, or 10%, driven primarily by a 3% decrease in retail used vehicle average selling price, as well as a 7% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $10.2 million, or 6%, driven primarily by a 7% decrease in retail used vehicle unit sales volume, partially offset by a $19 per unit, or 1%, increase in retail used vehicle gross profit per unit during 2023.
On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 29 and 26 days as of December 31, 2023 and 2022, respectively.
Wholesale Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$202.2	$309.1	$(106.9)	(35)%
Acquisitions, open points, dispositions, and holding company	2.3	4.9	(2.6)	NM
Total as reported	$204.5	$314.0	$(109.5)	(35)%

Total wholesale vehicle gross profit (loss):
Same store	$(2.5)	$(5.5)	$3.0	55%
Acquisitions, open points, dispositions, and holding company	(0.8)	(0.8)	—	NM
Total as reported	$(3.3)	$(6.3)	$3.0	48%

Total wholesale vehicle unit sales:
Same store	20,333	23,630	(3,297)	(14)%
Acquisitions, open points, dispositions, and holding company	269	422	(153)	NM
Total as reported	20,602	24,052	(3,450)	(14)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$204.5	$314.0	$(109.5)	(35)%
Gross profit (loss)	$(3.3)	$(6.3)	$3.0	48%
Unit sales	20,602	24,052	(3,450)	(14)%
Revenue per unit	$9,933	$13,052	$(3,119)	(24)%
Gross profit (loss) per unit	$(156)	$(260)	$104	40%
Gross profit (loss) as a % of revenue	(1.6)%	(2.0)%	40	bps
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$202.2	$309.1	$(106.9)	(35)%
Gross profit (loss)	$(2.5)	$(5.5)	$3.0	55%
Unit sales	20,333	23,630	(3,297)	(14)%
Revenue per unit	$9,949	$13,081	$(3,132)	(24)%
Gross profit (loss) per unit	$(124)	$(238)	$114	48%
Gross profit (loss) as a % of revenue	5.4%	5.1%	30	bps
Same store wholesale vehicle revenue decreased 35%, driven primarily by a 24% decrease in wholesale vehicle revenue per unit and a 14% decrease in wholesale vehicle unit sales volume in 2023. The decline in wholesale vehicle unit sales volume was driven by a reduction in trade-in inventory volume and an increase in the supply of new vehicle inventory, resulting in a shift in the sales mix from used vehicles to new vehicles. Wholesale vehicle gross loss improved by approximately $3.0 million, driven primarily by a $114 per unit improvement in wholesale vehicle gross loss per unit during 2023.
Fixed Operations - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$1,696.4	$1,565.8	$130.6	8%
Acquisitions, open points, dispositions and holding company	17.8	22.2	(4.4)	NM
Total as reported	$1,714.2	$1,588.0	$126.2	8%

Total Fixed Operations gross profit:
Same store	$842.2	$774.8	$67.4	9%
Acquisitions, open points, dispositions and holding company	10.5	11.9	(1.4)	NM
Total as reported	$852.7	$786.7	$66.0	8%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$810.8	$735.4	$75.4	10%
Warranty	238.8	226.4	12.4	5%
Wholesale parts	207.8	198.2	9.6	5%
Internal, sublet and other	456.8	428.0	28.8	7%
Total revenue	$1,714.2	$1,588.0	$126.2	8%

Gross profit
Customer pay	$453.6	$410.2	$43.4	11%
Warranty	140.7	131.9	8.8	7%
Wholesale parts	37.1	35.7	1.4	4%
Internal, sublet and other	221.3	208.9	12.4	6%
Total gross profit	$852.7	$786.7	$66.0	8%

Gross profit as a % of revenue
Customer pay	55.9%	55.8%	10	bps
Warranty	58.9%	58.2%	70	bps
Wholesale parts	17.8%	18.0%	(20)	bps
Internal, sublet and other	48.5%	48.8%	(30)	bps
Total gross profit as a % of revenue	49.7%	49.5%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$802.7	$726.1	$76.6	11%
Warranty	235.5	222.4	13.1	6%
Wholesale parts	206.5	196.3	10.2	5%
Internal, sublet and other	451.7	421.0	30.7	7%
Total revenue	$1,696.4	$1,565.8	$130.6	8%

Gross profit
Customer pay	$449.0	$405.5	$43.5	11%
Warranty	138.9	129.9	9.0	7%
Wholesale parts	36.8	35.2	1.6	5%
Internal, sublet and other	217.5	204.2	13.3	7%
Total gross profit	$842.2	$774.8	$67.4	9%

Gross profit as a % of revenue
Customer pay	55.9%	55.8%	10	bps
Warranty	59.0%	58.4%	60	bps
Wholesale parts	17.8%	17.9%	(10)	bps
Internal, sublet and other	48.2%	48.5%	(30)	bps
Total gross profit as a % of revenue	49.6%	49.5%	10	bps
Fixed Operations revenue increased approximately $130.6 million, or 8%, and Fixed Operations gross profit increased approximately $67.4 million, or 9%. Customer pay gross profit increased approximately $43.5 million, or 11%, warranty gross profit increased approximately $9.0 million, or 7%, wholesale parts gross profit increased approximately $1.6 million, or 5%, and internal, sublet and other gross profit increased approximately $13.3 million, or 7%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs), and are currently operating above pre-pandemic levels and expect to continue to see growth in Fixed Operations revenues and gross profit in 2024.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$493.6	$494.0	$(0.4)	—%
Acquisitions, open points, dispositions and holding company	5.0	16.1	(11.1)	NM
Total as reported	$498.6	$510.1	$(11.5)	(2)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,411	$2,421	$(10)	—%
Reported	$2,403	$2,453	$(50)	(2)%

Total combined retail new and used vehicle unit sales:
Same store	204,732	204,092	640	—%
Acquisitions, open points, dispositions and holding company	2,735	3,844	(1,109)	NM
Total as reported	207,467	207,936	(469)	—%
NM = Not Meaningful
Our Franchised Dealerships Segment reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$498.6	$510.1	$(11.5)	(2)%
Total combined retail new and used vehicle unit sales	207,467	207,936	(469)	—%
Gross profit per retail unit (excludes fleet)	$2,403	$2,453	$(50)	(2)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$493.6	$494.0	$(0.4)	—%
Total combined retail new and used vehicle unit sales	204,732	204,092	640	—%
Gross profit per retail unit (excludes fleet)	$2,411	$2,421	$(10)	—%
F&I revenue remained flat in 2023, due to flat year-over-year combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit decreased $10 per unit to $2,411 per unit, primarily due to a decrease in gross profit per finance contract and lower finance contract penetration rates.
Finance contract revenue decreased 5%, primarily due to a 170-basis point decrease in the combined new and used vehicle finance contract penetration rate. Service contract revenue increased 12%, primarily due to an 18% increase in gross profit per service contract, offset partially by a 250-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 7%, driven primarily by a 10% increase in gross profit per other aftermarket contract, offset partially by a 430-basis point decrease in the other aftermarket contract penetration rate. We believe that elevated interest rates during 2023 had a negative impact on consumer affordability, which contributed to lower penetration rates across contract categories.
Results of Operations - EchoPark Segment
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. Same market results may vary significantly from reported results due to store closures during 2023, as the closed stores are not included in same market results.
On June 22, 2023, Sonic announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, during the third quarter of 2023, we closed three Northwest Motorsport locations within the EchoPark Segment. In January 2024, we closed the remaining seven Northwest Motorsport stores. In light of these closures, we believe the following discussion of EchoPark Segment results on a same market basis provides a meaningful year-over-year comparison.
Used Vehicles and F&I - EchoPark Segment
Our EchoPark operating strategy focuses on maximizing total used vehicle-related gross profit (based on a combination of retail used vehicle unit sales volume, front-end retail used vehicle gross profit (loss) per unit and F&I gross profit per retail unit) rather than realizing traditional levels of front-end retail used vehicle gross profit per unit. As such, we believe the best per unit measure of gross profit performance at our EchoPark stores is a combined total gross profit (loss) per retail unit, which includes both front-end retail used vehicle gross profit (loss) and F&I gross profit per retail unit sold. See the discussion under the heading “Results of Operations - Consolidated” for additional discussion of the macro drivers of used vehicle revenues and F&I revenues.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$1,754.7	$1,129.2	$625.5	55%
New markets/closed markets	389.1	987.6	(598.5)	NM
Total as reported	$2,143.8	$2,116.8	$27.0	1%

Total retail used vehicle gross profit (loss):
Same market	$(5.2)	$(17.2)	$12.0	70%
New markets/closed markets	(11.9)	21.6	(33.5)	NM
Total as reported	$(17.1)	$4.4	$(21.5)	(489)%

Total retail used vehicle unit sales:
Same market	65,969	39,933	26,036	65%
New markets/closed markets	7,707	24,174	(16,467)	NM
Total as reported	73,676	64,107	9,569	15%
NM = Not Meaningful
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/ closed market basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$160.1	$101.1	$59.0	58%
New markets/closed markets	17.8	65.3	(47.5)	(73)%
Total as reported	$177.9	$166.4	$11.5	7%

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$2,143.8	$2,116.8	$27.0	1%
Retail used vehicle gross profit (loss)	$(17.1)	$4.4	$(21.5)	(489)%
Retail used vehicle unit sales	73,676	64,107	9,569	15%
Retail used vehicle revenue per unit	$29,098	$33,019	$(3,921)	(12)%
F&I revenue	$177.9	$166.4	$11.5	7%
Combined retail used vehicle gross profit and F&I revenue	$160.8	$170.8	$(10.0)	(6)%
Total retail used vehicle and F&I gross profit per unit	$2,183	$2,657	$(474)	(18)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$1,754.7	$1,129.2	$625.5	55%
Retail used vehicle gross profit (loss)	$(5.2)	$(17.2)	$12.0	70%
Retail used vehicle unit sales	65,969	39,933	26,036	65%
Retail used vehicle revenue per unit	$26,599	$28,277	$(1,678)	(6)%
F&I revenue	$160.1	$101.1	$59.0	58%
Combined retail used vehicle gross profit and F&I revenue	$154.9	$83.9	$71.0	85%
Total retail used vehicle and F&I gross profit per unit	$2,348	$2,100	$248	12%
Used vehicle revenue increased approximately $625.5 million, or 55%, due to a 65% increase in used vehicle unit sales volume, partially offset by a 6% decrease in used vehicle revenue per unit. Combined used vehicle gross profit and F&I revenue increased approximately $71.0 million, or 85%, due to a $248, or 12%, increase in total used vehicle and F&I gross profit per unit. The increase in total used vehicle and F&I gross profit per unit was due primarily to improvement in inventory acquisition cost as a result of sourcing a higher percentage of inventory from non-auction sources, in addition to expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.
Within F&I revenue, reported finance contract gross profit increased approximately $10.3 million, or 30%, due to a 58% increase in total finance contracts, partially offset by an 18% decrease in gross profit per finance contract and a 330-basis point decrease in finance contract penetration rate. Reported service contract gross profit increased approximately $15.9 million, or 79%, due to a 54% increase in total service contracts and a 16% increase in gross profit per service contract, partially offset by a 410-basis point decrease in service contract penetration rate. Reported other aftermarket product contract gross profit increased approximately $15.4 million, or 101%, due to a 71% increase in total aftermarket contracts, an 18% increase in total aftermarket contracts, and a 340-basis point increase in other aftermarket product contract penetration rate.
On a trailing quarter cost of sales basis, our reported used vehicle inventory days’ supply in our EchoPark Segment was approximately 36 and 40 days as of December 31, 2023 and 2022, respectively. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$73.9	$83.9	$(10.0)	(12)%
New markets/closed markets	37.8	86.7	(48.9)	NM
Total as reported	$111.7	$170.6	$(58.9)	(35)%

Total wholesale vehicle gross profit (loss):
Same market	$0.7	$1.8	$(1.1)	(61)%
New markets/closed markets	0.2	1.4	(1.2)	NM
Total as reported	$0.9	$3.2	$(2.3)	(72)%

Total wholesale vehicle unit sales:
Same market	9,765	7,497	2,268	30%
New markets/closed markets	1,747	3,739	(1,992)	NM
Total as reported	11,512	11,236	276	2%
NM = Not Meaningful
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$111.7	$170.6	$(58.9)	(35)%
Gross profit (loss)	$0.9	$3.2	$(2.3)	(72)%
Unit sales	11,512	11,236	276	2%
Revenue per unit	$9,693	$15,190	$(5,497)	(36)%
Gross profit (loss) per unit	$72	$283	$(211)	(75)%
Gross profit (loss) as a % of revenue	0.7%	1.9%	(120)	bps
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$73.9	$83.9	$(10.0)	(12)%
Gross profit (loss)	$0.7	$1.8	$(1.1)	(61)%
Unit sales	9,765	7,497	2,268	30%
Revenue per unit	$7,568	$11,202	$(3,634)	(32)%
Gross profit (loss) per unit	$75	$240	$(165)	(69)%
Gross profit (loss) as a % of revenue	1.0%	2.1%	(110)	bps
Same market wholesale vehicle revenue decreased 12%, driven primarily by a $3,634, or 32%, decrease in same market wholesale vehicle revenue per unit, offset partially by a 30% increase in same market wholesale vehicle unit sales volume. Same market wholesale vehicle gross profit decreased approximately $1.1 million, due primarily to a decrease in same market wholesale vehicle gross profit per unit of $165 per unit. As we adjust the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - Powersports Segment
Our Powersports Segment consists of eight stores acquired during 2022 and five stores acquired in the first quarter of 2023. As a result of these acquisitions, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. Our Powersports Segment results are subject to seasonal variations, such that the second and third quarters are generally expected to contribute higher revenues and segment income than the first and fourth quarters.
New Vehicles - Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$24.4	$29.5	$(5.1)	(17)%
Acquisitions	64.2	2.3	61.9	NM
Total as reported	$88.6	$31.8	$56.8	179%

Total retail new vehicle gross profit:
Same store	$3.7	$5.9	$(2.2)	(37)%
Acquisitions	12.9	0.5	12.4	NM
Total as reported	$16.6	$6.4	$10.2	159%

Total retail new vehicle unit sales:
Same store	1,358	1,480	(122)	(8)%
Acquisitions	3,484	112	3,372	NM
Total as reported	4,842	1,592	3,250	204%
NM = Not Meaningful
Our Powersports Segment reported retail new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$88.6	$31.8	$56.8	179%
Gross profit	$16.6	$6.4	$10.2	159%
Unit sales	4,842	1,592	3,250	204%
Revenue per unit	$18,301	$19,999	$(1,698)	(8)%
Gross profit per unit	$3,435	$3,974	$(539)	(14)%
Gross profit as a % of revenue	18.8%	19.9%	(110)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Revenue	$24.4	$29.5	$(5.1)	(17)%
Gross profit	$3.7	$5.9	$(2.2)	(37)%
Unit sales	1,358	1,480	(122)	(8)%
Revenue per unit	$17,983	$19,941	$(1,958)	(10)%
Gross profit per unit	$2,707	$3,990	$(1,283)	(32)%
Gross profit as a % of revenue	15.1%	20.0%	(490)	bps
Reported retail new vehicle revenue increased 179%, due primarily to a 204% increase in retail new vehicle unit sales volume, partially offset by an 8% decrease in retail new vehicle average selling price. Retail new vehicle gross profit increased approximately $10.2 million, or 159%, due primarily to the timing of acquisitions. Retail new vehicle gross profit per unit decreased $539 per unit, or 14%. Same store retail new vehicle revenue decreased 17%, due primarily to an 8% decrease in retail new vehicle unit sales volume and a 10% decrease in retail new vehicle average selling price. Same store retail new vehicle gross profit decreased approximately $2.2 million, or 37%, due primarily to the timing of acquisitions. Same store retail new vehicle gross profit per unit decreased $1,283 per unit, or 32%, to $2,707 per unit, due primarily to the timing of acquisitions and changes in brand mix.
On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 183 days as of December 31, 2023. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality.
Used Vehicles - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$5.2	$6.9	$(1.7)	(25)%
Acquisitions	14.3	0.2	14.1	NM
Total as reported	$19.5	$7.1	$12.4	175%

Retail used vehicle gross profit:
Same store	$1.1	$1.9	$(0.8)	(42)%
Acquisitions	4.3	0.1	4.2	NM
Total as reported	$5.4	$2.0	$3.4	170%

Retail used vehicle unit sales:
Same store	477	563	(86)	(15)%
Acquisitions	1,784	27	1,757	NM
Total as reported	2,261	590	1,671	283%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$19.5	$7.1	$12.4	175%
Gross profit	$5.4	$2.0	$3.4	170%
Unit sales	2,261	590	1,671	283%
Revenue per unit	$8,616	$12,093	$(3,477)	(29)%
Gross profit per unit	$2,394	$3,349	$(955)	(29)%
Gross profit as a % of revenue	27.8%	27.7%	10	bps
Our Powersports Segment same store retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$5.2	$6.9	$(1.7)	(25)%
Gross profit	$1.1	$1.9	$(0.8)	(42)%
Unit sales	477	563	(86)	(15)%
Revenue per unit	$10,949	$12,273	$(1,324)	(11)%
Gross profit per unit	$2,337	$3,359	$(1,022)	(30)%
Gross profit as a % of revenue	21.3%	27.4%	(610)	bps
Reported retail used vehicle revenue increased 175%, due primarily to a 283% increase in retail used vehicle unit sales volume, partially offset by a 29% decrease in retail used vehicle average selling price. Retail used vehicle gross profit increased approximately $3.4 million, or 170%, due primarily to the timing of acquisitions. Retail used vehicle gross profit per unit decreased $955 per unit, or 29%, to $2,394 per unit, due primarily to the timing of acquisitions and changes in brand mix.
Same store retail used vehicle revenue decreased 25%, due primarily to a 15% decrease in retail used vehicle unit sales volume and an 11% decrease in retail used vehicle average selling price. Same store retail used vehicle gross profit decreased approximately $0.8 million, or 42%, due primarily to the timing of acquisitions. Same store retail used vehicle gross profit per unit decreased $1,022 per unit, or 30%, to $2,337 per unit, due primarily to the timing of acquisitions and changes in brand mix.
On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 118 days as of December 31, 2023. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$0.7	$0.2	$0.5	250%
Acquisitions	1.9	0.1	1.8	NM
Total as reported	$2.6	$0.3	$2.3	767%

Total wholesale vehicle gross profit (loss):
Same store	$(0.1)	$(0.1)	$—	—%
Acquisitions	(0.1)	0.1	(0.2)	NM
Total as reported	$(0.2)	$—	$(0.2)	(100)%

Total wholesale vehicle unit sales:
Same store	17	35	(18)	(51)%
Acquisitions	199	—	199	NM
Total as reported	216	35	181	517%
NM = Not Meaningful

Our Powersports Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$2.6	$0.3	$2.3	767%
Gross profit (loss)	$(0.2)	$—	$(0.2)	(100)%
Unit sales	216	35	181	517%
Revenue per unit	$11,810	$7,752	$4,058	52%
Gross profit (loss) per unit	$(947)	$(60)	$(887)	NM
Gross profit (loss) as a % of revenue	(8.0)%	(0.8)%	(720)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except per unit data)
Same store wholesale vehicle:
Revenue	$0.7	$0.2	$0.5	250%
Gross profit (loss)	$(0.1)	$(0.1)	$—	—%
Gross profit (loss) per unit	$(3,002)	$(68)	$(2,934)	NM
Gross profit (loss) as a % of revenue	(7.5)%	(0.9)%	(660)	bps
NM = Not Meaningful
Reported wholesale vehicle revenue increased approximately $2.3 million, driven primarily by a 517% increase in wholesale vehicle unit sales volume and a $4,058, or 52%, increase in wholesale vehicle revenue per unit. Reported wholesale vehicle gross profit decreased approximately $0.2 million driven by an $887 decrease in wholesale vehicle gross loss per unit.
Same store wholesale vehicle revenue increased approximately $0.5 million. Same store wholesale vehicle gross profit remained flat.
Fixed Operations - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$9.6	$11.0	$(1.4)	(13)%
Acquisitions	35.7	0.7	35.0	NM
Total as reported	$45.3	$11.7	$33.6	287%

Total Fixed Operations gross profit:
Same store	$4.3	$5.5	$(1.2)	(22)%
Acquisitions	17.0	0.3	16.7	NM
Total as reported	$21.3	$5.8	$15.5	267%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$12.0	$5.5	$6.5	118%
Warranty	1.3	0.7	0.6	86%
Wholesale parts	0.8	0.3	0.5	167%
Internal, sublet and other	31.2	5.2	26.0	500%
Total revenue	$45.3	$11.7	$33.6	287%

Gross profit
Customer pay	$6.3	$3.3	$3.0	91%
Warranty	0.7	0.4	0.3	75%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	14.2	2.1	12.1	576%
Total gross profit	$21.3	$5.8	$15.5	267%

Gross profit as a % of revenue
Customer pay	52.4%	59.0%	(660)	bps
Warranty	52.5%	66.0%	NM	bps
Wholesale parts	14.3%	14.0%	30	bps
Internal, sublet and other	45.5%	65.6%	NM	bps
Total gross profit as a % of revenue	47.0%	50.1%	(310)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$3.6	$5.2	$(1.6)	(31)%
Warranty	0.4	0.6	(0.2)	(33)%
Wholesale parts	0.4	0.3	0.1	33%
Internal, sublet and other	5.2	4.9	0.3	6%
Total revenue	$9.6	$11.0	$(1.4)	(13)%

Gross profit
Customer pay	$1.6	$3.1	$(1.5)	(48)%
Warranty	0.2	0.4	(0.2)	(50)%
Wholesale parts	—	—	—	—%
Internal, sublet and other	2.5	2.0	0.5	25%
Total gross profit	$4.3	$5.5	$(1.2)	(22)%

Gross profit as a % of revenue
Customer pay	44.5%	59.1%	NM	bps
Warranty	46.0%	68.0%	NM	bps
Wholesale parts	9.0%	14.0%	(500)	bps
Internal, sublet and other	48.1%	40.8%	730	bps
Total gross profit as a % of revenue	44.6%	49.9%	(530)	bps
NM = Not Meaningful
Reported Fixed Operations revenue increased approximately $33.6 million and reported Fixed Operations gross profit increased approximately $15.5 million. Customer pay revenue increased approximately $6.5 million and customer pay gross profit increased approximately $3.0 million. Warranty revenue increased approximately $0.6 million and warranty gross profit increased approximately $0.3 million. Wholesale parts revenue increased approximately $0.5 million and wholesale parts gross profit increased approximately $0.1 million. Internal, sublet and other revenue increased approximately $26.0 million and internal, sublet and other gross profit increased approximately $12.1 million.
Same store Fixed Operations revenue decreased approximately $1.4 million and same store Fixed Operations gross profit decreased approximately $1.2 million. Same store customer pay revenue decreased approximately $1.6 million and same store customer pay gross profit decreased approximately $1.5 million. Same store warranty revenue decreased approximately $0.2 million and same store warranty gross profit decreased approximately $0.2 million. Same store wholesale parts revenue increased approximately $0.1 million and same store wholesale parts gross profit remained flat. Same store internal, sublet and other revenue increased approximately $0.3 million and same store internal, sublet and other gross profit increased approximately $0.5 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I - Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$2.1	$2.5	$(0.4)	(16)%
Acquisitions	5.1	0.1	5.0	NM
Total as reported	$7.2	$2.6	$4.6	177%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,161	$1,209	$(48)	(4)%
Reported	$1,017	$1,205	$(188)	(16)%

Total combined retail new and used vehicle unit sales:
Same store	1,835	2,043	(208)	(10)%
Acquisitions	5,268	139	5,129	NM
Total as reported	7,103	2,182	4,921	226%

NM = Not Meaningful
Our Powersports Segment reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$7.2	$2.6	$4.6	177%
Total combined retail new and used vehicle unit sales	7,103	2,182	4,921	226%
Gross profit per retail unit (excludes fleet)	$1,017	$1,205	$(188)	(16)%
Our Powersports Segment same store F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions, except unit and per unit data)
Same Store F&I:
Revenue	$2.1	$2.5	$(0.4)	(16)%
Total combined retail new and used vehicle unit sales	1,835	2,043	(208)	(10)%
Gross profit per retail unit (excludes fleet)	$1,161	$1,209	$(48)	(4)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported F&I revenue increased approximately $4.6 million, or 177%, primarily due to a 226% increase in retail new and used vehicle unit sales volume. Reported F&I gross profit per retail unit decreased $188 per unit, or 16%, to $1,017 per unit, primarily due to a decrease in the combined new and used vehicle finance contract penetration rate. Reported finance contract revenue increased 134%, primarily due to a 40% increase in retail new and used vehicle unit sales volume and a 67% increase in gross profit per finance contract. Reported service contract revenue increased 129%, primarily due to a 123% increase in retail new and used vehicle service contract unit sales volume and a 3% increase in gross profit per service contract. Reported other aftermarket contract revenue increased 351%, driven primarily by a 94% increase in retail new and used vehicle unit sales volume and a 133% increase in gross profit per other aftermarket contract.
Same store F&I revenue decreased approximately $0.4 million, or 16%, primarily due to a 10% decrease in retail new and used vehicle unit sales volume. Same store F&I gross profit per retail unit decreased $48 per unit, or 4%, to $1,161 per unit, primarily due to a decrease in gross profit per service contract. Same store finance contract revenue decreased 44%, primarily due to lower retail new and used vehicle unit sales volume and a 170-basis point decrease in the combined new and used vehicle finance contract penetration rate. Same store service contract revenue decreased 71%, primarily due to a 190-basis point decrease in the service contract penetration rate, a 65% decrease in gross profit per service contract and a 15% decrease in retail new and used vehicle service contract unit sales volume. Same store other aftermarket contract revenue increased 176%, driven primarily by a 356% increase in gross profit per other aftermarket contract, offset partially by lower retail new and used vehicle unit sales volume.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following table of financial data, total segment income (loss) of the reportable segments is reconciled to consolidated income (loss) before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
Segment Revenues:	(In millions, except unit data)
Franchised Dealerships Segment Revenues:
Retail new vehicles	$6,215.0	$5,581.6	$633.4	11%
Fleet new vehicles	92.2	99.4	(7.2)	(7)%
Total new vehicles	$6,307.2	$5,681.0	$626.2	11%
Used vehicles	3,050.3	3,391.5	(341.2)	(10)%
Wholesale vehicles	204.5	314.0	(109.5)	(35)%
Parts, service and collision repair	1,714.2	1,588.0	126.2	8%
Finance, insurance and other, net	498.6	510.1	(11.5)	(2)%
Franchised Dealerships Segment revenues	$11,774.8	$11,484.6	$290.2	3%

EchoPark Segment Revenues:
Retail new vehicles	$1.0	$9.2	$(8.2)	(89)%
Used vehicles	2,143.8	2,116.8	27.0	1%
Wholesale vehicles	111.7	170.6	(58.9)	(35)%
Finance, insurance and other, net	177.9	166.4	11.5	7%
EchoPark Segment revenues	$2,434.4	$2,463.0	$(28.6)	(1)%

Powersports Segment Revenues:
Retail new vehicles	$88.6	$31.8	$56.8	179%
Used vehicles	19.5	7.1	12.4	175%
Wholesale vehicles	2.6	0.3	2.3	767%
Parts, service and collision repair	45.3	11.7	33.6	287%
Finance, insurance and other, net	7.2	2.6	4.6	177%
Powersports Segment revenues	$163.2	$53.5	$109.7	205%

Total consolidated revenues	$14,372.4	$14,001.1	$371.3	3%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$448.0	$641.6	$(193.6)	(30)%
EchoPark Segment (3)	(132.5)	(133.9)	1.4	1%
Powersports Segment	5.7	2.7	3.0	111%
Total consolidated income (loss)	$321.2	$510.4	$(189.2)	(37)%
Impairment charges (4)	(79.3)	(320.4)	241.1	75%
Income (loss) before taxes	$241.9	$190.0	$51.9	27%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	207,467	207,936	(469)	—%
EchoPark Segment	73,687	64,259	9,428	15%
Powersports Segment	7,103	2,182	4,921	226%
Total consolidated retail new and used vehicle unit sales volume	288,257	274,377	13,880	5%
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For 2023, amount includes approximately $20.9 million of pre-tax net gain on the disposal of franchised dealerships, partially offset by an approximately $1.9 million pre-tax net loss related to property damage. For 2022, amount includes approximately $9.1 million of pre-tax gain on the disposal of property, plant, and equipment, partially offset by an approximately $4.4 million pre-tax net loss for long-term compensation-related expenses.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3)For 2023, amount includes approximately $19.7 million of pre-tax net loss primarily related to the indefinite suspension of operations at certain EchoPark locations that occurred in the second and third quarters of 2023.
(4)For 2023, amount includes approximately $1.0 million of pre-tax property and equipment impairment charges for the Franchised Dealerships Segment and approximately $78.3 million of pre-tax impairment charges related to property and equipment, lease right-of-use assets, and other assets for the EchoPark Segment. For 2022, amount includes approximately $115.5 million of pre-tax franchise asset and property and equipment impairment charges for the Franchised Dealerships Segment and approximately $204.9 million of pre-tax goodwill and franchise asset impairment charges for the EchoPark Segment.
Selling, General and Administrative (“SG&A”) Expenses - Consolidated
Consolidated SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to store personnel who are paid a commission or a salary plus commission and support personnel who are generally paid a fixed salary. Commissions paid to store personnel typically vary depending on gross profits realized and sales volume objectives. Due to the salary component for certain store and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and the number of dealerships in operation. Rent expense typically varies with the number of store locations owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses, which may not change in proportion to gross profit levels.
The following table sets forth information related to our consolidated reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$1,016.3	$1,014.8	$(1.5)	—%
Advertising	92.2	95.4	3.2	3%
Rent	46.1	51.0	4.9	10%
Other	445.9	393.9	(52.0)	(13)%
Total SG&A expenses	$1,600.5	$1,555.1	$(45.4)	(3)%

SG&A expenses as a % of gross profit:
Compensation	45.3%	43.8%	(150)	bps
Advertising	4.1%	4.1%	—	bps
Rent	2.1%	2.2%	10	bps
Other	19.8%	17.0%	(280)	bps
Total SG&A expenses as a % of gross profit	71.3%	67.1%	(420)	bps
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to an increase in other SG&A expenses and a decrease in gross profit. Compensation expense increased in both dollar amount and as a percentage of gross profit, primarily due to an increase in fixed compensation expense and the effects of industry-wide wage inflation. Advertising expense decreased in dollar amount and was flat as a percentage of gross profit, due primarily to lower levels of advertising spent in the EchoPark Segment as a result of the store closures during the year. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased and the closure of stores in the EchoPark Segment. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to an increase in expenses related to information technology and building maintenance as well as an increase in real estate tax expenses.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other SG&A expenses for 2023 included approximately $20.7 million of net gain on the disposal of real estate, offset partially by approximately $4.0 million of net loss from property damage and expenses associated with store closures in the EchoPark Segment. Compensation expenses for 2023 included approximately $3.1 million in severance charges and approximately $2.0 million of long-term compensation expenses.
Impairment Charges - Consolidated
Impairment charges were approximately $79.3 million and $320.4 million in 2023 and 2022, respectively. Impairment charges for 2023 primarily related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decisions to indefinitely suspend operations at certain EchoPark locations and to close certain Northwest Motorsport stores during 2023.
Depreciation and Amortization - Consolidated
Depreciation expense increased approximately $14.8 million, or 11.6%, in 2023, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.
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
Interest expense, floor plan for new vehicles increased approximately $34.0 million. The average interest rate applied to the new vehicle floor plan increased in the 12 months ended December 31, 2023, resulting in $28.5 million of the overall increase. The average new vehicle floor plan notes payable balance increased approximately $196.9 million, which resulted in $5.5 million of the overall increase.
Interest expense, floor plan for used vehicles decreased approximately $1.1 million, including the effect of interest income earned on the floor plan deposit balance, which contributed to $15.2 million of this decrease. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles increased approximately $14.1 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan increased in the 12 months ended December 31, 2023, driving a $15.3 million increase. The average used vehicle floor plan notes payable balance decreased approximately $30.5 million, which reduced used vehicle floor plan interest expense by approximately $1.2 million.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the table below:

	Year Ended December 31,		Better / (Worse)
	2023	2022	Change	% Change
	(In millions)
Stated/coupon interest	$91.0	$72.3	$(18.7)	(26)%
Deferred loan cost amortization	6.5	5.2	(1.3)	(25)%
Interest rate hedge expense (benefit)	1.0	0.7	(0.3)	(43)%
Capitalized interest	(2.2)	(1.6)	0.6	38%
Interest on finance lease liabilities	18.4	13.1	(5.3)	(40)%
Other interest	(0.1)	0.2	0.3	150%
Total interest expense, other, net	$114.6	$89.9	$(24.7)	(27)%
Interest expense, other, net increased approximately $24.7 million, or 27%, primarily due an increase in stated/coupon interest payments on variable-rate mortgages and interest on finance lease liabilities.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Income Taxes - Consolidated
The overall effective tax rate was 26.3% and 53.4% for 2023 and 2022, respectively. Income tax expense for 2023 includes the effect of a $5.3 million charge related to changes in uncertain tax positions, a $3.4 million charge related to non-deductible executive compensation and a $0.7 million charge related to the increase of the valuation allowance for state net operating loss carryforwards, partially offset by a $1.6 million benefit related to vested or exercised stock compensation awards. Our effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Critical Accounting Estimates
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
Goodwill and Other Intangible Assets
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
For purposes of goodwill impairment testing, we have three reporting units, which consist of (1) our traditional franchised dealerships, (2) our EchoPark stores and (3) our powersports stores (these reporting units also represent our reportable segments). The carrying value of our goodwill totaled approximately $253.8 million at December 31, 2023, approximately $229.8 million of which was related to our franchised dealerships reporting unit and approximately $24.0 million of which was related to our powersports reporting unit. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. As a result of our April 30, 2023 annual test, we determined no impairment existed for any of our reporting units as of April 30, 2023. We tested our reporting units for impairment using the discounted cash flow method that utilizes inputs, including, projected revenues, margin, terminal growth rates, discount rates and a market capitalization reconciliation. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion.
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate franchise assets for impairment annually (as of April 30 of each year) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a multi-period excess earnings method (“MPEEM”) model. The MPEEM model used contains inherent uncertainties, including significant estimates and assumptions related to projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment charge may increase to the extent the underlying businesses’ actual earnings or projected earnings experience a significant decline, or the required discount rate increases (reducing the fair value of expected future cash flows). As a result of our impairment testing as of April 30, 2023, each of our franchise assets’ fair value exceeded its carrying value and no franchise asset impairment charges were recorded in the accompanying consolidated statements of operations. The carrying value of our franchise assets totaled approximately $417.4 million at December 31, 2023, and is included in other intangible assets, net in the accompanying consolidated balance sheet as of such date. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion. More recently acquired franchise assets are at a greater risk of impairment than older franchise assets which have significant clearance between fair value and recorded balances. Many factors affect the valuation of franchise assets such as the discount rate and projected revenue amounts. Unfavorable changes in these factors increases the risk of future impairments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Finance, Insurance and Service Contracts
We arrange financing for our guests through various financial institutions and receive a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to our guests and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract. Retrospective finance and insurance revenues (“F&I retro revenues”) are recognized when the product contract has been executed with the end customer and the transaction is estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues can vary based on a variety of factors, including numbers of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Receivables, net in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 include approximately $31.8 million and $38.7 million, respectively, related to contract assets from F&I retro revenue recognition. Changes in contract assets from December 31, 2022 to December 31, 2023 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Historically, our actual F&I retro revenue amounts earned have not been materially different from our recorded estimates.
In the event a customer terminates a financing, insurance or extended service contract prior to the scheduled maturity date, we may be required to return a portion of the commission revenue originally recorded as income by Sonic to the third-party provider (known as a “chargeback”). The commission revenue for the sale of these products and services is recorded net of estimated future chargebacks in the period in which the product or service was sold. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and data provided by the third-party underwriter of the contracts. While expected chargeback rates vary depending on the type of contract sold, a 100-basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2023 by approximately $3.3 million. Our estimate of chargebacks was approximately $57.5 million as of December 31, 2023, compared to approximately $54.1 million as of December 31, 2022, with the increase primarily driven by higher F&I revenues and higher projected cancellation rates. Our chargeback reserve estimate is influenced by the level of F&I revenues and the timing and number of early contract termination events, such as vehicle repossessions, loan refinancing, and early pay-offs. If these events become more or less common, or if there is a shift in the timing of these cancellations, the resulting impact could affect our estimated reserve for chargebacks and could have a material adverse impact on our operating results, financial position and cash flows. Historically, our actual chargeback experience has not been materially different from our recorded estimates.

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
At December 31, 2023, there were approximately $10.9 million in reserves that we had provided for these matters (including estimates related to possible interest and penalties) with approximately $6.3 million included in other accrued liabilities and approximately $4.6 million recorded in other long-term liabilities in the accompanying consolidated balance sheet as of such date. The effects on our consolidated financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.

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
As of December 31, 2023 and 2022, we had recorded a valuation allowance amount of approximately $6.3 million and $5.6 million, respectively, related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
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
In January 2021, the FASB issued ASU 2021-01, which clarifies that certain optional expedients and exceptions in ASC Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Certain of our existing contracts have been modified, amended or renegotiated to accommodate a transition to a new reference rate. We do not have any remaining LIBOR-based contractual agreements. See the discussion under the heading “Long-Term Debt and Credit Facilities” below for discussion of amendments to our debt agreements related to the conversion from LIBOR to a new reference rate.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 820): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after January 1, 2025. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures.” The amendments require the disclosure of a reconciliation between income tax expense from continuing operations and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory rate as well as an annual disaggregation of the income tax rate reconciliation between certain specified categories by both percentage and reported amounts, along with other changes to income tax disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We were in compliance with all restrictive covenants under our debt agreements as of December 31, 2023 and expect to be in compliance for at least the next 12 months. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with the restrictive covenants under the 2021 Credit Facilities, the 2019 Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and our other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2023, we had approximately $270.4 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$28.9	$229.2
Floor plan deposit balance	345.0	272.0
Availability under the 2021 Revolving Credit Facility	298.6	292.9
Availability under the 2019 Mortgage Facility	173.0	—
Total available liquidity resources	$845.5	$794.1
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $345.0 million as of December 31, 2023 and approximately $272.0 million as of December 31, 2022 are classified as other current assets in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Long-Term Debt and Credit Facilities
2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions), and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.9 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility that comprise the 2021 Floor Plan Facilities as the Company requests, with no more than 40% of the aggregate commitments allocated to the used vehicle revolving floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes. On October 7, 2022, we entered into an amendment to the 2021 Credit Facilities (the “Second Credit Facility Amendment”) to, among other things: (1) replace the 2021 Credit Facilities’ LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one-month Term SOFR (as defined in the 2021 Credit Facilities); (2) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the 2021 Revolving Credit Facility; (3) amend the minimum amount for commitments under the 2021 Revolving Credit Facility and the proportion that such commitments under the 2021 Revolving Credit Facility may comprise of the total commitments made by the lenders; and (4) adjust aspects of the offset account used for voluntary reductions to loans under the 2021 Floor Plan Facilities.
As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate amount of any outstanding letters of credit and borrowings under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). As of December 31, 2023, the 2021 Revolving Borrowing Base was $310.7 million based on balances as of such date. As of December 31, 2023, we had no outstanding borrowings and $12.1 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $298.6 million remaining borrowing availability under the 2021 Revolving Credit Facility.
Our obligations under the 2021 Credit Facilities are guaranteed by the Company and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above one-month Term SOFR. We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities. In addition, dividends greater than $0.12 per share are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
4.625% Notes
On October 27, 2021, we issued $650.0 million in aggregate principal amount of 4.625% Notes, which will mature on November 15, 2029. Sonic used the net proceeds from the issuance of the 4.625% Notes, along with the net proceeds of the 4.875% Notes, to fund the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (the “RFJ Acquisition”) and to repay existing debt.
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
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which was scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”). On October 11, 2021, we entered into an amendment to the 2019 Mortgage Facility (the “Mortgage Facility Amendment”) to permit the consummation of the RFJ Acquisition and the issuance of the 4.625% Notes and the 4.875% Notes. On November 17, 2022, we entered into an amendment to the 2019 Mortgage Facility (the “Second Mortgage Facility Amendment”) to, among other things, extend the scheduled maturity date to November 17, 2027.
On November 17, 2022, in connection with the closing of the Second Mortgage Facility Amendment, the Company incurred a term loan under the 2019 Mortgage Facility with a principal amount of $320.0 million, with a portion of the proceeds used to repay the entire $77.6 million principal amount of the prior term loan. In addition, the lenders under the 2019 Mortgage Facility committed to providing, upon the terms set forth in the Second Mortgage Facility Amendment and upon the pledging of sufficient collateral by the Company, delayed draw-term loans in an aggregate principal amount up to $85.0 million (the “Delayed Draw Credit Facility”) and revolving loans in an aggregate principal amount not to exceed $95.0 million outstanding. On November 18, 2022, the Company incurred a term loan under the Delayed Draw Credit Facility with a principal amount of $7.0 million. The aggregate commitments of the lenders under the 2019 Mortgage Facility equal a total of $500.0 million, upon satisfaction of the conditions set forth in the 2019 Mortgage Facility, including the appraisal and pledging of collateral of a specified value. The Second Mortgage Facility Amendment also amended the 2019 Mortgage Facility to, among other things: (1) replace the 2019 Mortgage Facility’s LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one-month Term SOFR (as defined in the 2019 Mortgage Facility); and (2) make changes to the pricing grid for loans incurred under the 2019 Mortgage Facility, which is based on an incremental interest margin calculated based on the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the 2019 Mortgage Facility).
Under the 2019 Mortgage Facility, Sonic had an initial maximum borrowing limit of $500.0 million, which varies based on the appraised value of the collateral underlying the 2019 Mortgage Facility. Based on balances as of December 31, 2023, we had $311.0 million of outstanding borrowings under the 2019 Mortgage Facility and additional lender commitments of $173.0 million subject to the appraisal and pledging of additional collateral.
Amounts outstanding under the 2019 Mortgage Facility bear interest at: (1) a specified rate above one-month Term SOFR, ranging from 1.25% to 2.25% per annum according to a performance-based pricing grid determined by the Company’s Consolidated Total Lease Adjusted Leverage Ratio as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”); or (2) a specified rate above the Base Rate (as defined in the 2019 Mortgage Facility), ranging from 0.25% to 1.25% per annum according to the Performance Grid. Interest on the 2019 Mortgage Facility is paid monthly in arrears calculated using the Base Rate plus the Applicable Rate (as defined in the 2019 Mortgage Facility) according to the Performance Grid. Repayment of principal is scheduled to be $4.0 million per quarter from March 31, 2023 through December 31, 2024 and $6.0 million per quarter from March 31, 2025 through September 30, 2027 with the remaining balance due on the November 17, 2027 maturity date. Prior to the November 17, 2027 maturity date, the Company reserves the right to prepay the principal amount outstanding at any time without premium or penalty provided the prepayment amount exceeds $0.5 million. In addition, dividends greater than $0.12 per share are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities.

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
Mortgage Notes to Finance Companies
As of December 31, 2023, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 5.25% (an increase from 5.14% as of December 31, 2022) and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $238.7 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2024 to 2033.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with: (1) certain manufacturer captive finance companies (classified as notes payable - floor plan - trade in the accompanying consolidated balance sheets) and (2) a syndicate of manufacturer-affiliated captive finance companies and commercial banks (classified as notes payable - floor plan - non-trade in the accompanying consolidated balance sheets). These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 6.52% and 3.31% for 2023 and 2022, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $59.2 million and $52.2 million in manufacturer assistance in 2023 and 2022, respectively, and recognized in cost of sales approximately $58.7 million and $51.5 million in manufacturer assistance in 2023 and 2022, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles. The total notes payable - floor plan balance of approximately $1.7 billion as of December 31, 2023 is classified as current liabilities in the accompanying consolidated balance sheet as of such date.
Covenants and Default Provisions
Non-compliance with covenants, including a failure to make any payment when due, under the 2021 Credit Facilities, the 2019 Mortgage Facility, our floor plan agreements with various manufacturer-affiliated captive finance companies, operating lease agreements, mortgage notes to finance companies and the 2029 Indenture and the 2031 Indenture (collectively, the “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under the 2021 Credit Facilities. A default under the 2021 Credit Facilities or the 2019 Mortgage Facility would constitute a default under the floor plan facilities we have in place with affiliates of Ford Motor Company (collectively, the “Ford Floor Plan Facilities”) and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under the 2021 Credit Facilities, the 2019 Mortgage Facility and one or more of the Ford Floor Plan Facilities or certain other debt obligations would not result in a default under the 2029 Indenture or the 2031 Indenture, unless our repayment obligations under the 2021 Credit Facilities, the 2019 Mortgage Facility, one or more of the Ford Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of the Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2021 Credit Facilities and the 2019 Mortgage Facility include the following financial covenants:

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2023 actual	1.25	1.93	2.97
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2023, the ratio was 11.23 to 1.00.
We were in compliance with all of the restrictive and financial covenants in all of our floor plan agreements, long-term debt facilities and lease agreements as of December 31, 2023. After giving effect to the applicable restrictions on the payment of dividends and certain other transactions under our debt agreements, as of December 31, 2023, we had approximately $270.4 million of net income and retained earnings free of such restrictions. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for further discussion of the 2021 Credit Facilities.
Acquisitions and Dispositions
During 2023, we acquired one business in our Powersports Segment (consisting of five locations) for approximately $75.1 million, including inventory acquired and subsequently funded by floor plan notes payable. We disposed of one luxury franchised dealership, one mid-line franchised dealership, one domestic franchised dealership and indefinitely suspended operations at eight EchoPark locations and 14 related delivery/buy centers in 2023. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.
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
Capital expenditures for 2023 were approximately $203.6 million, including approximately $181.4 million related to our Franchised Dealerships Segment, approximately $15.3 million related to our EchoPark Segment and approximately $6.9 million related to our Powersports Segment. Of the total capital expenditures, approximately $101.0 million was related to facility construction projects, approximately $21.6 million was related to acquisitions of real estate (land and buildings), and approximately $81.0 million was for other fixed assets utilized in our operations. All of the $203.6 million in gross capital expenditures in 2023 was funded through cash from operations. As of December 31, 2023, commitments for facility construction projects totaled approximately $27.9 million.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During 2023, we repurchased approximately 3.3 million shares of our Class A Common Stock for approximately $177.6 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of December 31, 2023, our total remaining repurchase authorization was approximately $286.7 million. Under the 2021 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2023, we had approximately $270.4 million of net income and retained earnings free of such restrictions.

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
Dividends
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $1.16 per share during 2023. Subsequent to December 31, 2023, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.30 per share for stockholders of record on March 15, 2024 to be paid on April 15, 2024. The 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities. In addition, dividends greater than $0.12 per share are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2023, we had approximately $270.4 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities - Net cash used in operating activities was approximately $15.7 million for 2023. The cash used in operations for 2023 consisted primarily of an increase in inventories, and an increase in receivables, offset partially by net income (less non-cash items), an increase in notes payable - floor plan - trade and an increase in trade accounts payable. Net cash provided by operating activities was approximately $406.1 million for 2022. The cash provided by operations for 2022 consisted primarily of net income (less non-cash items), a decrease in inventories, and an increase in notes payable - floor plan - trade, offset partially by an increase in receivables and an increase in the floor plan deposit balance.
We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated captive finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded in the consolidated balance sheets as notes payable - floor plan - trade (with the change in balance being reflected in operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated captive finance companies and commercial banks record their obligation in the consolidated balance sheets as notes payable - floor plan - non-trade (with the change in balance being reflected in financing cash flows).
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
Net cash provided by combined trade and non-trade floor plan financing was approximately $372.1 million for 2023. Net cash used in combined trade and non-trade floor plan financing was approximately $40.8 million for 2022. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $319.2 million and $340.2 million for 2023 and 2022, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Investing Activities - Net cash used in investing activities was approximately $218.7 million and $0.3 billion for 2023 and 2022, respectively. The use of cash during 2023 was comprised primarily of the purchase of a powersports business (including real property), net of cash acquired, and purchases of land, property and equipment, offset partially by the proceeds from the sale of four franchised dealerships. The use of cash during 2022 was comprised primarily of purchases of businesses, net of cash acquired, and purchases of land, property and equipment, offset partially by the proceeds from the sale of property and equipment. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for additional discussion.
The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships and the construction of EchoPark stores. During 2022, we generated net proceeds from mortgage financing (excluding the effects of any refinancing with zero net proceeds) in the amount of approximately $327.0 million to purchase certain existing dealership facilities and to fund certain capital expenditures.
Cash Flows from Financing Activities - Net cash provided by financing activities was approximately $34.1 million for 2023. Net cash used in financing activities was approximately $0.2 billion for 2022. For 2023, cash provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade, offset partially by the repurchases of treasury stock and scheduled principal payments of long-term debt. For 2022, cash used in financing activities was comprised primarily of the repurchases of treasury stock, scheduled principal payments and repayments of long-term debt, the reduction of finance lease liabilities and net repayments on notes payable - floor plan - non-trade, offset partially by proceeds from the issuance of long-term debt.
One metric that management uses to measure operating performance is Adjusted EBITDA (a non-GAAP financial measure) for each of our reportable segments and on a consolidated basis. We believe adjusted EBITDA enables our operating performance to be compared across reporting periods on a consistent basis by excluding non-floor plan financing costs, non-cash items such as depreciation and amortization, stock-based compensation expense, and impairment charges, and other items that may affect the comparability of reporting periods, including, but not limited to, gains or losses from acquisitions or dispositions, facility exit costs, severance and long-term compensation charges, and storm damage charges. This non-GAAP financial measure is reconciled to net income (loss) (the nearest comparable GAAP financial measure) in the table below:

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income (loss)				$178.2				$88.5
Income tax (benefit) expense				63.7				101.5
Income (loss) before taxes	$447.0	$(210.8)	$5.7	$241.9	$526.1	$(338.8)	$2.7	$190.0
Non-floor plan interest (1)	103.2	3.2	1.7	108.1	80.0	3.7	1.0	84.7
Depreciation & amortization (2)	118.8	26.6	3.4	148.8	107.0	24.8	0.9	132.7
Stock-based compensation expense	23.3	—	—	23.3	16.0	—	—	16.0
Loss (gain) on exit of leased dealerships	—	4.3	—	4.3	—	—	—	—
Impairment charges	1.0	78.3	—	79.3	115.5	204.9	—	320.4
Severance and long-term compensation charges	—	5.1	—	5.1	4.4	—	—	4.4
Acquisition and disposition-related (gain) loss	(20.7)	0.3	—	(20.4)	(9.7)	—	—	(9.7)
Hail and storm damage charges	1.9	—	—	1.9	—	—	—	—
Used vehicle inventory valuation adjustment	—	10.0	—	10.0	—	—	—	—
Adjusted EBITDA (3)	$674.5	$(83.0)	$10.8	$602.3	$839.3	$(105.4)	$4.6	$738.5
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Future Liquidity Outlook
Our future contractual obligations are as follows, based on the earlier of stated contractual obligation or possible expected payment date:

	2024	Thereafter
	(In millions)
Notes payable - floor plan	$1,672.7	$—
Long-term debt (1)	60.1	1,639.5
Letters of credit	12.1	—
Estimated interest payments on floor plan facilities (2)	14.5	—
Estimated interest payments on long-term debt	86.7	418.1
Operating leases (net of sublease proceeds)	50.9	341.2
Construction contracts	27.9	—
Other purchase obligations (3)	1.8	0.8
Liability for uncertain tax positions (4)	0.5	10.4
Total	$1,927.2	$2,410.0
(1)Long-term debt amounts consist only of principal obligations, excluding debt issuance costs.
(2)Floor plan facility balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2023 floor plan facility balance, the weighted-average interest rate for the three months ended December 31, 2023 of 5.21% and the assumption that floor plan balances at December 31, 2023 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.
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
Seasonality
Our operations are subject to seasonal variations. Due in part to our franchised dealerships brand mix, the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Due to the abnormal effects of the COVID-19 pandemic on the automotive supply chain and a subsequent recovery of inventory levels, in addition to the effects of other macroeconomic conditions, this historical seasonality did not play out in 2023 and may not hold true in 2024. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of December 31, 2023, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $7.2 million. Future sublease payments expected to be received related to these lease payments were approximately $7.1 million at December 31, 2023.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.0 million as of December 31, 2023 and there was not any material exposure with respect to these indemnifications as of December 31, 2022. These indemnifications typically expire within a period of one to three years following the date of sale.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at December 31, 2023. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion regarding these guarantees and indemnification obligations.
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
There were no significant liabilities related to legal matters as of December 31, 2023 and December 31, 2022.

SONIC AUTOMOTIVE, INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the 2021 Revolving Credit Facility, the 2019 Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.7 billion at December 31, 2023 and $1.4 billion at December 31, 2022. Based on that amount along with the notional value of interest rate caps in place on that date, a 100 basis point decrease in the underlying interest rates would have reduced interest expense by approximately $16.1 million while a 100 basis point increase would have resulted in approximately $13.6 million of additional interest expense for the 12 months ended December 31, 2023. Of those changes, approximately $12.2 million of the decrease and approximately $9.7 million of the increase would have resulted from the floor plan, net of offset. The difference between the increases and decreases results from the mitigating effect of the interest rate caps.
As of both December 31, 2023 and 2022, we had interest rate cap agreements designated as hedging instruments to limit our exposure to increases in one-month Term SOFR (as of December 31, 2023) or LIBOR (as of December 31, 2022) above certain levels. Under the terms of the interest rate cap agreements, interest rates reset monthly. The fair value of the outstanding interest rate cap position was a net asset of approximately $1.0 million at December 31, 2023 and $0.5 million at December 31, 2022, included in other assets in the accompanying consolidated balance sheet as of such date. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$250.0	5.000%	one-month SOFR	February 26, 2023	February 25, 2024
$125.0	5.000%	one-month SOFR	October 26, 2023	October 26, 2024
$500.0	5.000%	one-month SOFR	February 26, 2024	February 26, 2025
(1)Under these interest rate caps, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of operations.
(2)One-month SOFR was approximately 5.344% at December 31, 2023.
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

SONIC AUTOMOTIVE, INC.
Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate caps are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total	Asset (Liability) Fair Value
	(In millions)
Long-term debt:
Fixed rate maturities	$34.1	$72.8	$26.0	$5.7	$15.7	$1,158.7	$1,313.0
Fixed rate outstanding (1)	$1,313.0	$1,278.9	$1,206.1	$1,180.1	$1,174.5	$1,158.7		$1,195.6
Average rate on fixed outstanding debt (1)	4.67%	4.67%	4.71%	4.73%	4.73%	4.73%
Variable rate maturities	$26.0	$40.4	$27.1	$286.6	$6.8	$—	$386.9
Variable rate outstanding (1)	$386.6	$360.6	$320.2	$293.1	$6.5	$—		$386.9
Average rate on variable outstanding debt (1)	6.97%	6.97%	6.96%	6.96%	7.09%	N/A
Cash flow hedge instruments:
Interest rate cap notional maturities	$375.0	$500.0	$—	$—	$—	$—
Interest rate cap notional outstanding (1)	$375.0	$500.0	$—	$—	$—	$—		$1.0
Average interest income rate on interest rate cap notional outstanding (1)	—%	—%	—%	—%	—%	N/A
(1)Based on amounts outstanding at January 1 of each respective period.

SONIC AUTOMOTIVE, INC.
Item 8.  Financial Statements and Supplementary Data.
Our consolidated financial statements and the related notes thereto begin on page F-4 herein.
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Our CEO and our CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Insider Trading Arrangements
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

SONIC AUTOMOTIVE, INC.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers” and is incorporated herein by reference. The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors” and “Additional Corporate Governance and Other Information - Code of Business Conduct and Ethics, Corporate Governance Guidelines, Categorical Standards and Committee Charters” in the definitive proxy statement (to be filed hereafter) for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”).
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
Item 14.  Principal Accountant Fees and Services.
Our independent registered public accounting firm is Grant Thornton LLP, Charlotte, North Carolina, Auditor Firm ID: 248.
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

SONIC AUTOMOTIVE, INC.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The exhibits and other documents filed as part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:
1.Financial Statements: Consolidated balance sheets as of December 31, 2023 and 2022; consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021; consolidated statements of comprehensive operations for the years ended December 31, 2023, 2022 and 2021; consolidated statements of stockholders’ equity for the years ended December 31, 2023, 2022 and 2021; and consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021.
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

3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonic Automotive, Inc., dated May 16, 2023 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-13395)).

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

4.6	Form of 4.875% Senior Note due 2031 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed October 27, 2021 (File No. 001-13395)).

SONIC AUTOMOTIVE, INC.

Exhibit No.	Description
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

SONIC AUTOMOTIVE, INC.

Exhibit No.	Description
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
10.34
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.35
Sonic Automotive, Inc. 2012 Stock Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for Retention Grant, dated May 6, 2015, between Sonic Automotive, Inc. and Jeff Dyke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)

10.36
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.37
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.38
Sonic Automotive, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Retention Grant, dated February 9, 2022, between Sonic Automotive, Inc. and Heath R. Byrd (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-13395)). (1)

10.39
Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13395)). (1)

10.40
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors, amended and restated effective as of May 15, 2023 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed April 3, 2023 (File No. 001-13395)). (1)

10.41
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.42
Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-13395)). (1)

10.43
Sonic Automotive, Inc. Director Compensation Policy, effective April 29, 2020 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)). (1)

10.44
Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.45	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)
21.1*	Subsidiaries of Sonic Automotive, Inc.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of KPMG LLP.
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Sonic Automotive, Inc. Executive Incentive Compensation Recoupment Policy. (1)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

SONIC AUTOMOTIVE, INC.

Exhibit No.	Description
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________

*	Filed herewith.
**	Furnished herewith.
***	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sonic agrees to furnish supplementally copies of any of the omitted schedules (or similar attachments) to the SEC or the SEC staff upon request.
(1) Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.
Item 16.  Form 10-K Summary.
None.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.
February 22, 2024	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID BRUTON SMITH	Chairman and Chief Executive Officer	February 22, 2024
David Bruton Smith	(Principal Executive Officer)

/s/ JEFF DYKE	President and Director	February 22, 2024
Jeff Dyke

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 22, 2024
Heath R. Byrd	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM I. BELK	Director	February 22, 2024
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 22, 2024
William R. Brooks

/s/ MICHAEL HODGE	Director	February 22, 2024
Michael Hodge

/s/ KERI A. KAISER	Director	February 22, 2024
Keri A. Kaiser

/s/ B. SCOTT SMITH	Director	February 22, 2024
B. Scott Smith

/s/ MARCUS G. SMITH	Director	February 22, 2024
Marcus G. Smith

/s/ R. EUGENE TAYLOR	Director	February 22, 2024
R. Eugene Taylor

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Sonic Automotive, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Sonic Automotive, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.
Charlotte, North Carolina
February 22, 2024

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Sonic Automotive, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sonic Automotive, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Charlotte, North Carolina
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Sonic Automotive, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
We served as the Company’s auditor from 2014 to 2023.
Charlotte, North Carolina
February 17, 2023

SONIC AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$28.9	$229.2
Receivables, net	528.1	462.4
Inventories	1,578.3	1,216.8
Other current assets	385.1	297.9
Total current assets	2,520.4	2,206.3
Property and Equipment, net	1,601.0	1,561.7
Goodwill	253.8	231.0
Other Intangible Assets, net	417.4	396.7
Operating Right-of-Use Lease Assets	222.6	260.7
Finance Right-of-Use Lease Assets	236.6	224.1
Other Assets	112.8	97.8
Total Assets	$5,364.6	$4,978.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$152.1	$114.9
Notes payable - floor plan - non-trade	1,520.6	1,112.7
Trade accounts payable	149.8	138.4
Operating short-term lease liabilities	29.9	36.4
Finance short-term lease liabilities	10.2	11.1
Other accrued liabilities	370.2	352.4
Current maturities of long-term debt	60.1	79.5
Total current liabilities	2,292.9	1,845.4
Long-Term Debt	1,616.5	1,672.2
Other Long-Term Liabilities	89.6	105.5
Operating Long-Term Lease Liabilities	219.2	231.4
Finance Long-Term Lease Liabilities	254.5	228.6
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 68,618,393 shares issued and 21,931,785 shares outstanding at December 31, 2023; 67,574,922 shares issued and 24,204,324 shares outstanding at December 31, 2022	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2023 and 2022	0.1	0.1
Paid-in capital	855.4	819.4
Retained earnings	1,238.6	1,100.3
Accumulated other comprehensive income (loss)	1.6	1.6
Treasury stock, at cost; 46,686,608 Class A Common Stock shares held at December 31, 2023 and 43,370,598 Class A Common Stock shares held at December 31, 2022	(1,204.5)	(1,026.9)
Total Stockholders’ Equity	891.9	895.2
Total Liabilities and Stockholders’ Equity	$5,364.6	$4,978.3
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$6,304.6	$5,622.6	$4,993.4
Fleet new vehicles	92.2	99.4	124.6
Total new vehicles	6,396.8	5,722.0	5,118.0
Used vehicles	5,213.6	5,515.4	4,933.6
Wholesale vehicles	318.8	484.9	367.2
Total vehicles	11,929.2	11,722.3	10,418.8
Parts, service and collision repair	1,759.5	1,599.7	1,340.4
Finance, insurance and other, net	683.7	679.1	637.2
Total revenues	14,372.4	14,001.1	12,396.4
Cost of Sales:
Retail new vehicles	(5,769.2)	(4,959.8)	(4,533.7)
Fleet new vehicles	(88.2)	(94.5)	(123.0)
Total new vehicles	(5,857.4)	(5,054.3)	(4,656.7)
Used vehicles	(5,062.4)	(5,334.6)	(4,800.6)
Wholesale vehicles	(321.4)	(488.0)	(357.3)
Total vehicles	(11,241.2)	(10,876.9)	(9,814.6)
Parts, service and collision repair	(885.5)	(807.2)	(667.5)
Total cost of sales	(12,126.7)	(11,684.1)	(10,482.1)
Gross profit	2,245.7	2,317.0	1,914.3
Selling, general and administrative expenses	(1,600.5)	(1,555.1)	(1,274.7)
Impairment charges	(79.3)	(320.4)	(0.1)
Depreciation and amortization	(142.3)	(127.5)	(101.1)
Operating income	423.6	314.0	538.4
Other income (expense):
Interest expense, floor plan	(67.2)	(34.3)	(16.7)
Interest expense, other, net	(114.6)	(89.9)	(48.0)
Other income (expense), net	0.1	0.2	(15.5)
Total other income (expense)	(181.7)	(124.0)	(80.2)
Income (loss) before taxes	241.9	190.0	458.2
Provision for income taxes - benefit (expense)	(63.7)	(101.5)	(109.3)
Net income (loss)	$178.2	$88.5	$348.9
Basic earnings (loss) per common share:
Earnings (loss) per common share	$5.09	$2.29	$8.43
Weighted-average common shares outstanding	35.0	38.7	41.4
Diluted earnings (loss) per common share:
Earnings (loss) per common share	$4.97	$2.23	$8.06
Weighted-average common shares outstanding	35.9	39.7	43.3
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net income (loss)	$178.2	$88.5	$348.9
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	0.1	(0.5)	1.5
Pension actuarial income (loss)	(0.1)	4.6	1.8
Total other comprehensive income (loss) before taxes	—	4.1	3.3
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	—	(1.2)	(1.0)
Other comprehensive income (loss)	—	2.9	2.3
Comprehensive income (loss)	$178.2	$91.4	$351.2

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2020	65.6	$0.7	(35.8)	$(671.7)	12.0	$0.1	$767.5	$721.8	$(3.6)	$814.8
Shares awarded under stock compensation plans	0.9	—	—	—	—	—	7.7	—	—	7.7
Purchases of treasury stock	—	—	(2.0)	(93.3)	—	—	—	—	—	(93.3)
Effect of cash flow hedge instruments, net of tax expense of $0.5	—	—	—	—	—	—	—	—	1.0	1.0
Pension actuarial income, net of tax expense of $0.5	—	—	—	—	—	—	—	—	1.3	1.3
Restricted stock amortization	—	—	—	—	—	—	15.0	—	—	15.0
Net income (loss)	—	—	—	—	—	—	—	348.9	—	348.9
Class A dividends declared ($0.46 per share)	—	—	—	—	—	—	—	(14.2)	—	(14.2)
Class B dividends declared ($0.46 per share)	—	—	—	—	—	—	—	(4.8)	—	(4.8)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4
Shares awarded under stock compensation plans	1.1	—	—	—	—	—	8.7	—	—	8.7
Purchases of treasury stock	—	—	(5.6)	(261.9)	—	—	—	—	—	(261.9)
Effect of cash flow hedge instruments, net of tax benefit of $0.1	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Pension actuarial income, net of tax expense of $1.3	—	—	—	—	—	—	—	—	3.3	3.3
Restricted stock amortization	—	—	—	—	—	—	20.5	—	—	20.5
Net income (loss)	—	—	—	—	—	—	—	88.5	—	88.5
Class A dividends declared ($1.03 per share)	—	—	—	—	—	—	—	(27.5)	—	(27.5)
Class B dividends declared ($1.03 per share)	—	—	—	—	—	—	—	(12.4)	—	(12.4)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	1.0	—	—	—	—	—	12.7	—	—	12.7
Purchases of treasury stock	—	—	(3.3)	(177.6)	—	—	—	—	—	(177.6)
Effect of cash flow hedge instruments, net of tax expense	—	—	—	—	—	—	—	—	0.1	0.1
Pension actuarial income, net of tax benefit	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Restricted stock amortization	—	—	—	—	—	—	23.3	—	—	23.3
Net income (loss)	—	—	—	—	—	—	—	178.2	—	178.2
Class A dividends declared ($1.16 per share)	—	—	—	—	—	—	—	(26.0)	—	(26.0)
Class B dividends declared ($1.16 per share)	—	—	—	—	—	—	—	(13.9)	—	(13.9)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$178.2	$88.5	$348.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	124.2	113.9	93.8
Debt issuance cost amortization	6.5	5.2	3.3
Stock-based compensation expense	23.3	20.5	15.0
Deferred income taxes	(18.6)	(12.7)	12.3
Asset impairment charges	79.3	320.4	0.1
Gain on disposal of dealerships and property and equipment	(18.4)	(10.8)	(3.3)
Other	0.6	1.5	15.7
Changes in assets and liabilities that relate to operations:
Receivables	(57.0)	(50.4)	0.5
Inventories	(375.2)	81.4	252.4
Other assets	4.0	(140.7)	55.7
Notes payable - floor plan - trade	37.2	25.1	(495.4)
Trade accounts payable and other liabilities	0.2	(35.8)	7.3
Total adjustments	(193.9)	317.6	(42.6)
Net cash provided by (used in) operating activities	(15.7)	406.1	306.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(75.1)	(102.3)	(1,018.9)
Purchases of land, property and equipment	(203.6)	(227.1)	(298.2)
Proceeds from sales of property and equipment	7.8	29.7	13.1
Proceeds from sales of dealerships	52.2	—	6.6
Net cash used in investing activities	(218.7)	(299.7)	(1,297.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	334.9	(65.9)	439.6
Borrowings on revolving credit facilities	61.4	—	4.9
Repayments on revolving credit facilities	(61.4)	—	(4.9)
Proceeds from issuance of long-term debt	—	327.0	1,166.5
Debt issuance costs	(1.7)	(8.1)	(23.1)
Principal payments of long-term debt	(79.9)	(133.5)	(58.3)
Repurchase of debt securities	—	—	(262.9)
Reduction of finance lease liabilities	(14.3)	(8.4)	(37.7)
Purchases of treasury stock	(177.6)	(261.9)	(93.3)
Issuance of shares under stock compensation plans	12.7	8.7	7.7
Dividends paid	(40.0)	(34.5)	(18.3)
Net cash provided by (used in) financing activities	34.1	(176.6)	1,120.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(200.3)	(70.2)	129.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	229.2	299.4	170.3
CASH AND CASH EQUIVALENTS, END OF YEAR	$28.9	$229.2	$299.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including amount capitalized	$172.2	$116.9	$57.4
Income taxes	$86.3	$126.3	$98.8

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Organization and Business - Sonic Automotive, Inc. (“Sonic,” the “Company,” “we,” “us” or “our”) is one of the largest automotive retailers in the United States (“U.S.”) (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2023: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2023, we operated 108 stores in the Franchised Dealerships Segment, 25 stores in the EchoPark Segment and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 134 new vehicle franchises (representing 28 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment operates in 11 states, including seven Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition in December 2021 that are included in the EchoPark Segment. In January 2024, we closed all seven of the remaining Northwest Motorsport stores. The Powersports Segment operates in two states.
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
In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in ASC Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Certain of our existing contracts have been modified, amended or renegotiated to accommodate a transition to a new reference rate. We do not have any remaining LIBOR-based contractual agreements. See Note 6, "Long-Term Debt," for a discussion of amendments to our debt agreements related to conversion from LIBOR to a new reference rate.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 820): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after January 1, 2025. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures.” The amendments require the disclosure of a reconciliation between income tax expense from continuing operations and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory rate as well as an annual disaggregation of the income tax rate reconciliation between certain specified categories by both percentage and reported amounts, along with other changes to income tax disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in Accounting Principle - During the first quarter of 2023, Sonic voluntarily changed the date of its annual goodwill impairment test and other intangible assets impairment test from October 1 to April 30. This change is preferable under the circumstances as it provides Sonic with better alignment of the annual impairment test with the availability of final approved prospective financial information for use in projecting future cash flows in our impairment models. For the April 30, 2023 annual impairment test, we utilized the same valuation approach and the change in valuation date did not produce different impairment results, nor do we expect it to produce different results in future periods. This change was not applied retrospectively, as it was impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively, beginning with the April 30, 2023 impairment test date.
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
Management has evaluated our established business processes, revenue transaction streams and accounting policies, and identified our material revenue streams to be: (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of third-party vehicle financing and the sale of third-party service, warranty and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. The transaction price for a retail vehicle sale is specified in the contract with the customer and encompasses both cash and non-cash considerations. In the context of a retail vehicle sale, customers frequently trade in their existing vehicles. The value of this trade-in is determined based on its stand-alone selling price as specified in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration associated with retail sales, and sales are reported net of sales tax and other similar assets. Generally, performance obligations are satisfied when the associated vehicle is either delivered to a customer and customer acceptance has occurred, over time as the maintenance and repair services are performed, or at the time of wholesale and retail parts sales. We do not have any revenue streams with significant financing components as payments are typically received within a short period of time following completion of the performance obligation(s).
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets as of December 31, 2023 and 2022 include approximately $31.8 million and $38.7 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. Changes in contract assets from December 31, 2022 to December 31, 2023 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods.
Floor Plan Assistance - We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. This assistance reduces the carrying value of our new vehicle inventory and is recognized as a reduction of cost of sales at the time the associated inventory is sold. Amounts recognized as a reduction of cost of sales were approximately $58.7 million, $51.5 million and $46.5 million in 2023, 2022 and 2021, respectively.
Contracts in Transit - Contracts in transit represent finance contracts evidencing loans or lease agreements between us, as creditor, and the guest, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given us initial, non-binding approval to assume our position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the guest at the dealership. These finance contracts are typically funded within 10 days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the guest until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the guest to us. Contracts in transit are included in receivables, net on the accompanying consolidated balance sheets and totaled approximately $275.6 million and $216.8 million at December 31, 2023 and 2022, respectively.
Accounts Receivable - In addition to contracts in transit, our accounts receivable primarily consists of amounts due from automobile manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We evaluate receivables for collectability based on the age of the receivable, the credit history of the third party, past collection experience, current economic conditions, and reasonable and supportable forecasts of future conditions. The recorded allowance for doubtful accounts receivable was not significant at December 31, 2023 and 2022.
Receivables, net consist of the following:

	December 31, 2023	December 31, 2022
	(In millions)
Contracts in transit	$275.6	$216.8
Manufacturer and warranty receivables	105.3	68.1
Other receivables	147.2	177.5
Receivables, net	$528.1	$462.4
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The range of estimated useful lives is as follows:

Buildings and leasehold and land improvements	10-40 years
Furniture, fixtures and equipment	3-10 years
We review the carrying value of property and equipment and other long-lived assets (including related right-of-use assets for leased properties, but excluding goodwill and other intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, we compare the carrying amount of the asset to the estimated undiscounted cash flows related to that asset. We conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If we determine an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, we determine fair value by using a discounted cash flow (“DCF”) model. Fixed asset impairments for the year ended December 31, 2023 were approximately $42.7 million, the majority of which related to our decisions to indefinitely suspend operations at certain locations with our EchoPark Segment and to close certain Northwest Motorsport stores. See Note 4, “Property and Equipment,” for further discussion of impairment charges.
Derivative Instruments and Hedging Activities - We utilize derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. We document our risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge. As of December 31, 2023, we utilized interest rate cap agreements to limit our exposure to increases in one-month Term Secured Overnight Financing Rate (“SOFR”) above certain levels. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.
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
For purposes of goodwill impairment testing, we have three reporting units, which consist of: (1) our traditional franchised dealerships, (2) our EchoPark stores and (3) our powersports stores. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. We utilized the DCF method to estimate the enterprise value of each reporting unit. The significant assumptions in our DCF model include projected revenues, margin, terminal growth rate, discount rates and a market capitalization reconciliation. As a result of our April 30, 2023 annual test, we determined it was more likely than not that the fair value of each reporting unit was greater than its carrying value. We were not required to record goodwill impairment for any of our reporting units during 2023. See Note 5, “Goodwill and Intangible Assets,” for further discussion of goodwill.
Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. We classify franchise and dealer agreements as indefinite lived intangible assets as it has been our experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, we believe that our franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate other intangible assets for impairment annually (as of April 30 of each year) or more frequently if indications of impairment exist.
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
As a result of our impairment testing as of April 30, 2023, we determined the fair value of the franchise assets for each of our franchises exceeded the carrying value of the franchise assets for all of our franchises, resulting in no franchise asset impairment charges during 2023. See Note 5, “Goodwill and Intangible Assets,” for further discussion of franchise and dealer agreements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit or expense to be recognized in the consolidated financial statements. The tax position is measured at the largest amount of benefit or expense that is likely to be realized upon ultimate settlement. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. See Note 7, “Income Taxes,” for further discussion of our uncertain tax positions.
Concentrations of Credit and Business Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash on deposit with financial institutions, which may exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to receivables from automobile manufacturers, totaling approximately $105.3 million and $68.1 million at December 31, 2023 and 2022, respectively, and receivables from financial institutions (which include manufacturer-affiliated captive finance companies and commercial banks) and third-party warranty and insurance product providers, totaling approximately $317.9 million and $255.9 million at December 31, 2023 and 2022, respectively. We work with a single third-party provider for the majority of our extended warranties, service contracts and other aftermarket products. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.
We are subject to a concentration of risk in the event of financial distress or other adverse events related to any of the automobile manufacturers whose franchised dealerships are included in our brand portfolio. As of December 31, 2023, BMW and Mercedes franchises accounted for 20% and 11% of our total retail automotive dealership revenues, respectively. We purchase our new vehicle inventory from various automobile manufacturers at the prevailing prices available to all franchised dealerships. In addition, we finance a portion of our new and used vehicle inventory with manufacturer-affiliated captive finance companies. Our results of operations could be adversely affected by the manufacturers’ inability to supply our dealerships with an adequate supply of new vehicle inventory and related floor plan financing. We also have concentrations of risk related to the geographic markets in which our dealerships or stores operate. Changes in overall economic, retail automotive or regulatory environments in one or more of these markets could adversely impact the results of our operations.
Financial Instruments and Market Risks - As of December 31, 2023 and 2022, the fair values of our financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of our fixed rate long-term debt and other financial instruments.
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
Advertising - We expense advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $92.2 million, $95.4 million and $61.6 million for 2023, 2022 and 2021, respectively, and is classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have cooperative advertising reimbursement agreements with certain automobile manufacturers we represent. These agreements require us to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not we would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $34.7 million, $30.8 million and $22.1 million for 2023, 2022 and 2021, respectively.
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
Earnings Per Share - The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards). The total dilutive effect of these outstanding equity awards was 0.9 million shares, 1.0 million shares and 1.9 million shares for 2023, 2022 and 2021, respectively.
2. Business Acquisitions and Dispositions
Acquisitions
During 2023, in an effort to expand and diversify our business, we acquired one business (consisting of five locations) in our Powersports Segment for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The allocation of approximately $75.1 million aggregate gross purchase price included inventory of approximately $11.1 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.9 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million.
During 2022, in an effort to expand our business, we acquired two businesses in our Franchised Dealerships Segment and two businesses (consisting of eight locations) in our Powersports Segment for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $102.3 million. During that period, we also recorded the impact of a $14.7 million post-close adjustment related to the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (collectively “RFJ Auto”) completed in December 2021 (the “RFJ Acquisition”). The allocation of the approximately $87.6 million aggregate gross purchase price for the acquisitions completed during 2022 included inventory of approximately $31.0 million, property and equipment of approximately $0.5 million, franchise assets of approximately $33.2 million, goodwill of approximately $14.1 million, real estate of approximately $8.1 million, other assets of approximately $1.1 million, and liabilities of approximately $0.4 million. During 2023, we booked a post-close goodwill adjustment related to one business acquired in our Franchised Dealerships Segment and one business in our Powersports Segment for a decrease of $0.4 million and an increase of $2.9 million, respectively.
During 2021, in an effort to expand our business, we acquired 27 franchised dealership businesses and 14 pre-owned businesses for approximately $1,018.9 million, including the stock acquisition of RFJ Auto. On December 6, 2021 (the “Closing Date”), RFJ Auto merged with and into a wholly owned subsidiary of Sonic, with RFJ Auto surviving the merger and becoming a direct, wholly owned subsidiary of Sonic (the “RFJ Acquisition”). In connection with the RFJ Acquisition, Sonic acquired RFJ Auto, which collectively had 33 automotive retail locations in seven states and a portfolio of 16 automotive brands. Beginning on the Closing Date, the results of 22 stores acquired in the RFJ Acquisition were included in our Franchised Dealerships Segment and 11 Northwest Motorsport pre-owned vehicle stores acquired in the RFJ Acquisition were included in our EchoPark Segment. The aggregate consideration for the RFJ Acquisition was approximately $964.9 million (including a $14.7 million impact of a post-close adjustment in 2022), of which approximately $222.4 million was funded from borrowings under Sonic’s syndicated new and used vehicle floor plan credit facilities.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. The allocation of the approximately $964.9 million aggregate gross purchase price for the RFJ Acquisition included cash of approximately $9.4 million, receivables of approximately $31.4 million, inventories of approximately $253.5 million, other current assets of approximately $7.8 million, property and equipment of approximately $129.7 million, goodwill of approximately $177.1 million, franchise assets of approximately $398.2 million, trade accounts payable of approximately $5.3 million, and other accrued liabilities of approximately $36.9 million.
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
Dispositions
During 2023, we disposed of one luxury franchised dealership, one domestic franchised dealership, and one mid-line import franchised dealership that generated net cash of approximately $52.2 million. We did not dispose of any businesses in 2022. During 2021, we disposed of one luxury franchised dealership and terminated two mid-line import franchises, which generated net cash of approximately $6.6 million. In conjunction with dealership dispositions, we have agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not have been known at the time of sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.
Revenues and other operating results associated with disposed dealerships that remain in reported results from operations were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Income (loss) from operations before taxes and items below	$(0.2)	$0.2	$(2.2)
Gain (loss) on disposal of dealerships (1)	20.4	—	2.3
Lease exit accrual adjustments and charges	1.1	—	0.4
Income (loss) before taxes	21.3	0.2	0.5
Total revenues	$70.1	$—	$25.5
(1)Included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2023, we did not have any dealerships classified as held for sale.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 22, 2023, we announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, during the third quarter of 2023, we closed three Northwest Motorsport pre-owned locations within the EchoPark Segment (as defined below). In connection with these closures, Sonic recorded a charge totaling approximately $75.2 million during the second quarter of 2023. This charge included impairments of $32.5 million related to fixed assets, $16.0 million related to right-of-use assets and $14.1 million related to cease-use accruals; $0.4 million related to lease exit charges; $10.0 million of inventory valuation adjustments; and $2.2 million related to severance. During the third quarter of 2023, we recorded approximately $4.8 million in additional charges related to these store closures, which included $3.9 million of lease exit charges and $0.9 million related to severance. The locations within our EchoPark Segment with indefinitely suspended operations or that were closed are not considered disposed and therefore are not included in the below table disclosing the effect of disposed franchised dealerships on continued operations.

In the fourth quarter of 2023, we recorded fixed asset and right-of-use assets impairment charges of approximately $16.7 million for the EchoPark Segment. In January 2024, after the end of the fiscal year, we closed the remaining seven Northwest Motorsport stores.
3. Inventories and Related Notes Payable - Floor Plan
Inventories consist of the following:

	December 31, 2023	December 31, 2022
	(In millions)
New vehicles	$799.6	$449.3
Used vehicles	505.7	534.0
Service loaners (1)	172.7	143.8
Parts, accessories and other	100.3	89.7
Inventories	$1,578.3	$1,216.8
(1)Service loaner inventory includes approximately $22.7 million and $18.3 million as of December 31, 2023 and December 31, 2022, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable, floor plan - trade on the accompanying consolidated balance sheets.
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with either: (1) certain manufacturer captive finance companies or (2) a syndicate of manufacturer-affiliated captive finance companies and commercial banks. We also use these floor plan facilities to finance the acquisition of new and certain used vehicle inventory as part of acquisitions of dealerships. These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, depending on the lender arrangement. The weighted-average interest rate for our new vehicle floor plan facilities was 6.36%, 1.09% and 0.74% for 2023, 2022 and 2021, respectively. Our floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and charged against cost of sales when the associated inventory is sold. For 2023, 2022 and 2021, we recognized a reduction in cost of sales of approximately $58.7 million, $51.5 million and $46.5 million, respectively, related to manufacturer floor plan assistance.
The weighted-average interest rate for our used vehicle floor plan facilities was 6.76%, 3.87% and 1.75% for 2023, 2022 and 2021, respectively.
The new and used vehicle floor plan facilities are collateralized by vehicle inventory and other assets, excluding goodwill and other intangible assets, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all of these restrictive covenants as of December 31, 2023.
Sonic participates in a program with its syndicated floor plan lender wherein Sonic maintains a deposit balance with the lender that earns floor plan interest rebates based on an agreed upon rate. The deposit balance was $345.0 million and $272.0 million as of December 31, 2023 and 2022, respectively, and is included in other current assets in the Consolidated Balance Sheets. The interest rebate as a result of this deposit balance is classified as a reduction in interest expense, floor plan in the accompanying consolidated statements of income. In 2023, 2022 and 2021, the reduction in interest expense, floor plan was approximately $19.4 million, $4.1 million and $1.3 million, respectively.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
	(In millions)
Land	$493.0	$478.2
Buildings and improvements	1,425.8	1,365.3
Furniture, fixtures and equipment	563.3	504.1
Construction in progress	61.4	57.0
Total, at cost	2,543.5	2,404.6
Less accumulated depreciation	(927.8)	(842.9)
Subtotal	1,615.7	1,561.7
Less assets held for sale (1)	(14.7)	—
Property and equipment, net	$1,601.0	$1,561.7
(1)Classified in other current assets in the accompanying consolidated balance sheets.
Interest capitalized in conjunction with construction projects and software development was approximately $2.2 million, $1.6 million and $1.8 million for 2023, 2022 and 2021, respectively. As of December 31, 2023, commitments for facility construction projects totaled approximately $27.9 million.
During 2023 and 2022, property and equipment impairment charges were recorded as noted in the following table:

	Franchised Dealerships Segment	EchoPark Segment	Consolidated
Year Ended December 31,	(In millions)
2023	$1.0	$41.7	$42.7
2022	$1.1	$—	$1.1
Property and equipment impairment charges were related to our EchoPark closures, Northwest Motorsports stores that were closed after the end of the fourth quarter in January 2024, and the abandonment of certain construction projects in our Franchised Dealerships Segment. In 2022, property and equipment impairment charges were related to the abandonment of certain construction projects in our Franchised Dealerships Segment. Impairment charges were not material for 2021.
5. Goodwill and Intangible Assets
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for impairment at least annually (as of April 30 of each year) or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on the assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary.
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the DCF method that utilizes inputs, including projected revenues, margin, terminal growth rates, discount rates and a market capitalization reconciliation.
We completed our annual impairment testing as of April 30, 2023 and determined there was no impairment of goodwill.
In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We completed our annual impairment testing as of April 30, 2023 and determined there was no impairment of franchise assets.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for 2023 and 2022 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2021 (1)	$251.2	$165.2	$—	$416.4
Additions through current year acquisitions	5.1	—	9.2	14.3
Reductions from impairment	—	(202.9)	—	(202.9)
Prior year acquisition allocations	(34.5)	37.7	—	3.2
Balance at December 31, 2022 (2)	$221.8	$—	$9.2	$231.0
Additions through current year acquisitions	—	—	11.9	11.9
Reductions from dispositions	(1.8)	—	—	(1.8)
Prior year acquisition allocations	9.8	—	2.9	12.7
Balance at December 31, 2023 (2)	$229.8	$—	$24.0	$253.8
(1) Net of accumulated impairment losses of $1.1 billion related to the Franchised Dealerships Segment.
(2) Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.

The changes in the carrying amount of franchise assets for 2023 and 2022 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2021	$476.3	$3.9	$—	$480.2
Additions through current year acquisitions	10.0	—	23.1	33.1
Reductions from dispositions	(0.2)	—	—	(0.2)
Reductions from impairment	(114.4)	(2.0)	—	(116.4)
Balance at December 31, 2022	$371.7	$1.9	$23.1	$396.7
Additions through current year acquisitions	—	—	22.6	22.6
Reductions from dispositions	—	(1.9)	—	(1.9)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2023	December 31, 2022
	(In millions)
2021 Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
2019 Mortgage Facility (2)	311.0	327.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	163.0	186.6
Mortgage notes to finance companies - variable rate, bearing interest at 1.50 to 2.90 percentage points above one-month or three-month LIBOR or SOFR	75.6	116.0
Subtotal	$1,699.6	$1,779.6
Debt issuance costs	(23.0)	(27.9)
Total debt	1,676.6	1,751.7
Less current maturities	(60.1)	(79.5)
Long-term debt	$1,616.5	$1,672.2
(1)The interest rate on the 2021 Revolving Credit Facility (as defined below) was 125 basis points above one-month Term SOFR (as defined in the 2021 Credit Facilities) at December 31, 2023 and 100 basis points above one-month LIBOR at December 31, 2022.
(2)The interest rate on the 2019 Mortgage Facility (as defined below) was 150 basis points above one-month Term SOFR (as defined in the 2019 Mortgage Facility) at December 31, 2023 and 125 basis points above one-month LIBOR at December 31, 2022.

Future maturities of long-term debt are as follows:

Principal
Year Ending December 31,	(In millions)
2024	$60.1
2025	112.9
2026	53.0
2027	292.2
2028	22.6
Thereafter	1,158.8
Total	$1,699.6

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 Credit Facilities
On April 14, 2021, we entered into an amended and restated syndicated revolving credit facility (the “2021 Revolving Credit Facility”) and amended and restated syndicated new and used vehicle floor plan credit facilities (the “2021 Floor Plan Facilities” and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). The amendment and restatement of the 2021 Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we entered into an amendment to the 2021 Credit Facilities (the “Credit Facility Amendment”) to, among other things: (1) increase the aggregate commitments under the 2021 Revolving Credit Facility to $350.0 million (which may be increased at the Company’s option up to $400.0 million upon satisfaction of certain conditions), and the 2021 Floor Plan Facilities to $2.6 billion (which, under certain conditions, may be increased at the Company’s option up to $2.9 billion that may be allocated between the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility the comprise the 2021 Floor Plan Facilities as the Company requests, with no more than 40% of the aggregate commitments allocated to the used vehicle revolving floor plan facility); and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes. On October 7, 2022, we entered into an amendment to the 2021 Credit Facilities (the “Second Credit Facility Amendment”) to, among other things: (1) replace the 2021 Credit Facilities’ LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one-month Term SOFR; (2) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the 2021 Revolving Credit Facility; (3) amend the minimum amount for commitments under the 2021 Revolving Credit Facility and the proportion that such commitments under the 2021 Revolving Credit Facility may compose of the total commitments made by the lenders; and (4) adjust aspects of the offset account used for voluntary reductions to loans under the 2021 Floor Plan Facilities.
As amended, availability under the 2021 Revolving Credit Facility is calculated as the lesser of $350.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate amount of any outstanding letters of credit and borrowings under the 2021 Revolving Credit Facility (the “2021 Revolving Borrowing Base”). As of December 31, 2023, the 2021 Revolving Borrowing Base was $310.7 million based on balances as of such date. As of December 31, 2023, we had no outstanding borrowings and $12.1 million in outstanding letters of credit under the 2021 Revolving Credit Facility, resulting in $298.6 million remaining borrowing availability under the 2021 Revolving Credit Facility.
Our obligations under the 2021 Credit Facilities are guaranteed by the Company and certain of our subsidiaries and are secured by a pledge of substantially all of our and our subsidiaries’ assets. As of the dates presented in the accompanying consolidated financial statements, the amounts outstanding under the 2021 Credit Facilities bear interest at variable rates based on specified percentages above one-month Term SOFR. We have agreed under the 2021 Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the 2021 Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2021 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the 2021 Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default (as defined in the 2021 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2021 Credit Facilities. In addition, dividends greater than $0.12 per share are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2019 Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which was scheduled to mature on November 22, 2024 (the “2019 Mortgage Facility”). On October 11, 2021, we entered into an amendment to the 2019 Mortgage Facility (the “Mortgage Facility Amendment”) to permit the consummation of the RFJ Acquisition and the issuance of the 4.625% Notes and the 4.875% Notes. On November 17, 2022, we entered into an amendment to the 2019 Mortgage Facility (the “Second Mortgage Facility Amendment”) to, among other things, extend the scheduled maturity date to November 17, 2027.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2022, in connection with the closing of the Second Mortgage Facility Amendment, the Company incurred a term loan under the 2019 Mortgage Facility with a principal amount of $320.0 million, with a portion of the proceeds used to repay the entire $77.6 million principal amount of the prior term loan. In addition, the lenders under the 2019 Mortgage Facility committed to providing, upon the terms set forth in the Second Mortgage Facility Amendment and upon the pledging of sufficient collateral by the Company, delayed draw-term loans in an aggregate principal amount up to $85.0 million (the “Delayed Draw Credit Facility”) and revolving loans in an aggregate principal amount not to exceed $95.0 million outstanding. On November 18, 2022, the Company incurred a term loan under the Delayed Draw Credit Facility with a principal amount of $7.0 million. The aggregate commitments of the lenders under the 2019 Mortgage Facility equal a total of $500.0 million, upon satisfaction of the conditions set forth in the 2019 Mortgage Facility, including the appraisal and pledging of collateral of a specified value. The Second Mortgage Facility Amendment also amended the 2019 Mortgage Facility to, among other things: (1) replace the 2019 Mortgage Facility’s LIBOR-based Eurodollar reference interest rate option with a reference interest rate option based upon one-month Term SOFR; and (2) make changes to the pricing grid for loans incurred under the 2019 Mortgage Facility, which is based on an incremental interest margin calculated based on the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the 2019 Mortgage Facility).
Under the 2019 Mortgage Facility, Sonic had an initial maximum borrowing limit of $500.0 million, which varies based on the appraised value of the real property collateral underlying the 2019 Mortgage Facility. Based on balances as of December 31, 2023, we had $311.0 million of outstanding borrowings under the 2019 Mortgage Facility and additional lender commitments of $173.0 million subject to the appraisal and pledging of additional real property collateral.
Amounts outstanding under the 2019 Mortgage Facility bear interest at: (1) a specified rate above one-month Term SOFR, ranging from 1.25% to 2.25% per annum according to a performance-based pricing grid determined by the Company’s Consolidated Total Lease Adjusted Leverage Ratio as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”); or (2) a specified rate above the Base Rate (as defined in the 2019 Mortgage Facility), ranging from 0.25% to 1.25% per annum according to the Performance Grid. Interest on the 2019 Mortgage Facility is paid monthly in arrears calculated using the Base Rate plus the Applicable Rate (as defined in the 2019 Mortgage Facility) according to the Performance Grid. Repayment of principal is scheduled to be $4.0 million per quarter from March 31, 2023 through December 31, 2024 and $6.0 million per quarter from March 31, 2025 through September 30, 2027 with the remaining balance due on the November 17, 2027 maturity date. Prior to the November 17, 2027 maturity date, the Company reserves the right to prepay the principal amount outstanding at any time without premium or penalty provided the prepayment amount exceeds $0.5 million. In addition, dividends greater than $0.12 per share are permitted subject to the limitations on restricted payments set forth in the 2021 Credit Facilities.
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
Mortgage Notes to Finance Companies
As of December 31, 2023, the weighted-average interest rate of our other outstanding mortgage notes (excluding the 2019 Mortgage Facility) was 5.25% (an increase from 5.14% as of December 31, 2022) and the total outstanding mortgage principal balance of these notes (excluding the 2019 Mortgage Facility) was approximately $238.7 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2024 to 2033.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We were in compliance with the financial covenants under the 2021 Credit Facilities and the 2019 Mortgage Facility as of December 31, 2023. Financial covenants include required specified ratios (as each is defined in the 2021 Credit Facilities and the 2019 Mortgage Facility) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.75
December 31, 2023 actual	1.25	1.93	2.97
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2023, we had approximately $270.4 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants as of December 31, 2023.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the 2021 Credit Facilities and the 2019 Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBITDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2023, the ratio was 11.23 to 1.00.
Derivative Instruments and Hedging Activities
As of both December 31, 2023 and 2022, we had interest rate cap agreements designated as hedging instruments to limit our exposure to increases in one-month SOFR (as of December 31, 2023) or LIBOR (as of December 31, 2022) rates above certain levels. Under the terms of the interest rate cap agreements, interest rates reset monthly. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $2.1 million and $1.7 million as of December 31, 2023 and 2022, respectively, and will be amortized into income as a reduction of interest expense, other, net in the accompanying consolidated statements of operations over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions was a net asset of approximately $1.0 million at December 31, 2023 and $0.5 million at December 31, 2022, included in other assets in the accompanying consolidated balance sheet as of such dates. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$250.0	5.000%	one-month SOFR	February 26, 2023	February 25, 2024
$125.0	5.000%	one-month SOFR	October 26, 2023	October 26, 2024
$500.0	5.000%	one-month SOFR	February 26, 2024	February 26, 2025
(1)Under these interest rate caps, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of operations.
(2)The One-month SOFR was approximately 5.344% at December 31, 2023.
The interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these instruments are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations. There was $0.7 million of incremental interest income (the excess of interest received over interest paid) related to the interest rate caps for 2023 and none for 2022 and 2021. There are no amounts expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months related to previously terminated interest rate swap financial instruments.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes
The provision for income taxes - benefit (expense) consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current:
Federal	$(62.6)	$(93.8)	$(80.4)
State	(19.7)	(20.4)	(16.6)
Total current	(82.3)	(114.2)	(97.0)
Deferred	18.6	12.7	(12.3)
Total provision for income taxes - benefit (expense)	$(63.7)	$(101.5)	$(109.3)
The reconciliation of the U.S. statutory federal income tax rate with our federal and state overall effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Effective state income tax rate	6.1%	7.8%	2.6%
Valuation allowance adjustments	(0.3)%	(0.8)%	0.2%
Uncertain tax positions	2.2%	(0.1)%	0.2%
Effect of goodwill impairment and indefinite lived intangible assets	0.0%	24.9%	0.0%
Non-deductible compensation	1.4%	2.2%	0.6%
Other	(4.1)%	(1.6)%	(0.7)%
Effective income tax rate	26.3%	53.4%	23.9%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	December 31, 2023	December 31, 2022
	(In millions)
Deferred tax assets:
Accruals and reserves	$40.1	$33.9
State net operating loss carryforwards	6.7	6.7
Basis difference in liabilities related to right-of-use assets	84.6	124.7
Other	4.8	5.0
Total deferred tax assets	136.2	170.3

Deferred tax liabilities:
Basis difference in property and equipment	(2.5)	(14.3)
Basis difference in goodwill	(13.2)	(6.3)
Basis difference in right-of-use assets	(71.3)	(119.3)
Other	(2.3)	(2.8)
Total deferred tax liabilities	(89.3)	(142.7)
Valuation allowance	(6.3)	(5.6)
Net deferred tax asset (liability)	$40.6	$22.0
Net long-term deferred tax asset balances were approximately $40.6 million and $22.0 million at December 31, 2023 and 2022, respectively, and are recorded in other assets on the accompanying consolidated balance sheets.
We have approximately $158.1 million in gross state net operating loss carryforwards that will expire between 2024 and 2043. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2023, we had recorded a valuation allowance amount of approximately $6.3 million related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances. The increase from the prior year is primarily due to the additional amount needed for EchoPark net operating losses.
Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2020 through 2023 U.S. federal income tax returns remain open to examination by the U.S. Internal Revenue Service. Sonic’s and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2019 to 2023.
8. Related Parties
Certain of our dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, LLC (“Speedway Motorsports”), for resale to Fixed Operations guests of our dealerships in the ordinary course of business. Marcus G. Smith, a director and a greater than 10% beneficial owner of Sonic, is a director and the Chief Executive Officer and President of Speedway Motorsports and a director and an officer of Sonic Financial Corporation (“SFC”), which is the largest stockholder of Sonic; B. Scott Smith, a director and a greater than 10% beneficial owner of Sonic, is a co-owner, director and an officer of both Speedway Motorsports and SFC; Michael Hodge, a director of Sonic, is the Chief Financial Officer of Speedway Motorsports and SFC; and William R. Brooks, a director of Sonic, is Vice Chairman of Speedway Motorsports and a director and an officer at SFC. Total purchases from Oil-Chem by our dealerships were approximately $1.2 million, $1.1 million and $1.2 million in 2023, 2022 and 2021, respectively. We also engaged in other transactions with various Speedway Motorsports subsidiaries, consisting primarily of: (1) merchandise and apparel purchases from SMISC Holdings, LLC (d/b/a SMI Properties) (“SMISC”) for approximately $0.9 million, $0.8 million and $0.7 million in 2023, 2022 and 2021, respectively; and (2) vehicle sales to various Speedway Motorsports subsidiaries which were approximately $0.2 million, $0.04 million and $0.1 million in 2023, 2022 and 2021, respectively.
The Company entered into a Sponsorship Agreement between EchoPark Automotive, Inc., a subsidiary of Sonic (“EchoPark Automotive”), and SMISC pursuant to which EchoPark Automotive agreed to be an official sponsor of a NASCAR Cup Series race and related events scheduled to be held annually in Austin, Texas (the “NASCAR Event”). In exchange for the right to sponsor the NASCAR Event, EchoPark Automotive paid an annual sponsor fee of $2.5 million to SMISC in 2021, 2022, 2023 and 2024.
We participate in various aircraft-related transactions with SFC, a privately held company controlled by David Bruton Smith, our Chairman and Chief Executive Officer, and Marcus G. Smith and B. Scott Smith, both directors of Sonic, and of which Michael Hodge and William R. Brooks, directors of Sonic, are officers. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by our executives, a management agreement with SFC for storage and maintenance of aircraft leased by us from unrelated third parties and the use of our aircraft for business-related travel by certain affiliates of SFC. We incurred net expenses of approximately $1.6 million, $0.1 million and $1.5 million in 2023, 2022 and 2021, respectively, for transactions with SFC.
9. Capital Structure and Per Share Data
Preferred Stock - We have 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors has designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2023 or 2022.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchases - Prior to December 31, 2022, our Board of Directors had approved cumulative authorizations allowing us to expend up to $1.5 billion to repurchase shares of our Class A Common Stock. As of December 31, 2023, we had repurchased a total of approximately 46.7 million shares of Class A Common Stock at an average price per share of approximately $25.80. As of December 31, 2023, we had approximately $286.7 million remaining under our Board’s share repurchase authorization. Prior to January 1, 2023, we redeemed and retired 13,801.5 shares of the Preferred Stock at an average price of $1,000 per share.
Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants, if applicable.
10. Employee Benefit Plans
Substantially all of our employees are eligible to participate in a 401(k) plan. Matching contributions by us to our 401(k) plans were approximately $13.2 million, $12.1 million and $10.4 million in 2023, 2022 and 2021, respectively.
Stock Compensation Plans
We currently have two active stock compensation plans: the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors (the “2012 Formula Plan”). Collectively, these plans are referred to as the “Stock Plans.” During the second quarter of 2012, our stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A Common Stock and 300,000 shares of Class A Common Stock, respectively. During the second quarter of 2015, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Plan from 2,000,000 shares to 4,000,000 shares. During the second quarter of 2017, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Formula Plan from 300,000 shares to 500,000 shares. During the second quarter of 2019, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Plan from 4,000,000 shares to 6,000,000 shares. During the second quarter of 2021, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Plan from 6,000,000 shares to 8,000,000 shares. During the second quarter of 2023, our stockholders voted to increase the number of shares of Class A Common Stock authorized for issuance under the 2012 Formula Plan from 500,000 shares to 600,000 shares.
The Stock Plans were adopted by our Board of Directors in order to attract and retain key personnel. Under the 2012 Plan, options to purchase shares of Class A Common Stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to us. The options are granted at the fair market value of our Class A Common Stock at the date of grant, typically vest over a period of three years, are exercisable upon vesting and typically expire 10 years from the date of grant. The 2012 Plan also authorizes the issuance of restricted stock awards and restricted stock units. Restricted stock award and restricted stock unit grants under the 2012 Plan typically vest over a period ranging from one to three years, but may be longer in certain cases. The 2012 Formula Plan provides for grants of restricted stock awards or deferred restricted stock units to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares expire on the first anniversary of the grant date. Individuals holding non-vested restricted stock awards granted under the 2012 Plan and the 2012 Formula Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units or options granted under the 2012 Plan do not have voting or dividend rights. We issue new shares of Class A Common Stock to employees and directors to satisfy our option exercise and stock grant obligations. To offset the effects of these transactions, we have historically repurchased shares of our outstanding Class A Common Stock after considering cash flow, market conditions and other factors; however, there is no guarantee that this will occur in future periods.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions, except per share data, term in years)
Balance at December 31, 2022	1.2	$16.76	-	16.76	$16.76	7.3	$40.2
Exercised	(0.7)	$16.76	-	16.76	$16.76
Balance at December 31, 2023	0.5	$16.76	-	16.76	$16.76	6.3	$18.6
Exercisable	0.5	$16.76	-	16.76	$16.76	6.3	$18.6

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per option amounts)
Weighted-average grant date fair value per option	$4.17	$4.17	$4.17
Intrinsic value of stock options exercised	$27.8	$18.0	$15.4

A summary of the status of the non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-Vested Restricted Stock Awards and Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2022	1.5	$36.12
Granted	0.4	$54.58
Forfeited	—	$47.68
Vested	(0.3)	$47.18
Balance at December 31, 2023	1.6	$39.72
During 2023, approximately 412,000 restricted stock units were awarded to our executive officers and other key associates under the 2012 Plan. Awards vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon continuation of employment and compliance with any restrictive covenants contained in an agreement between us and the respective executive officer or other key associate. Also in 2023, approximately 40,000 restricted stock units were granted to our Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares vest on the first anniversary of the grant date. We recognized compensation expense within selling, general and administrative expenses related to stock options, restricted stock units and restricted stock awards of approximately $23.3 million, $20.5 million and $15.0 million in 2023, 2022 and 2021, respectively.
Tax benefits recognized related to restricted stock unit and restricted stock award compensation expense were approximately $6.6 million, $5.6 million and $4.0 million for 2023, 2022 and 2021, respectively. Total compensation cost related to non-vested restricted stock units and restricted stock awards not yet recognized at December 31, 2023 was approximately $39.8 million and is expected to be recognized over a weighted-average period of approximately 2.9 years.
Supplemental Executive Retirement Plan
On December 7, 2009, the Compensation Committee of our Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a non-qualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 13 active or former members of senior management at December 31, 2023. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by our tax-qualified and other non-qualified deferred compensation plans.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2023	2022
Change in projected benefit obligation:	(In millions)
Obligation at January 1	$20.7	$23.5
Service cost	1.1	1.6
Interest cost	1.0	0.6
Actuarial loss (gain)	(0.1)	(4.6)
Benefits paid	(0.4)	(0.4)
Obligation at December 31 (1)	$22.3	$20.7
Accumulated benefit obligation	$17.8	$15.5
(1)As of December 31, 2023, approximately $0.4 million was included in other accrued liabilities and approximately $21.9 million was included in other long-term liabilities in the accompanying consolidated balance sheet as of such date. As of December 31, 2022, approximately $0.4 million was included in other accrued liabilities and approximately $20.3 million was included in other long-term liabilities in the accompanying consolidated balance sheet as of such date.

	Year Ended December 31,
	2023	2022
Change in fair value of plan assets:	(In millions)
Plan assets at January 1	$—	$—
Actual return on plan assets	—	—
Employer contributions	0.4	0.4
Benefits paid	(0.4)	(0.4)
Plan assets at December 31	—	—
Funded status recognized	$(22.3)	$(20.7)
The following table provides the cost components of the SERP:

	Year Ended December 31,
	2023	2022
	(In millions)
Service cost	$1.1	$1.6
Interest cost	1.0	0.6
Amortization of gain (loss)	(0.2)	—
Net pension expense (benefit)	$1.9	$2.2

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2023	2022
Discount rate	4.76%	4.93%
Rate of compensation increase	3.00%	3.00%
The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In millions)
2024	$0.4
2025	$0.4
2026	$0.4
2027	$0.5
2028	$0.5
2029 - 2033	$8.2
Multiemployer Benefit Plan
Three of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”)). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended. Three of our dealership subsidiaries actively contribute to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. These subsidiaries employ approximately 160 individuals, which constitutes less than 2% of our total workforce. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:
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
Our participation in the AI Pension Plan for 2023, 2022 and 2021 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2023 and 2022 is for the plan’s year-end at December 31, 2022 and 2021, respectively. The zone status is based on information that we received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The “FIP/RP Status - Pending/Implemented” column indicates plans for which a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by the AI Pension Plan increased 4.3% from December 31, 2021 to December 31, 2022 and increased 9.6% from December 31, 2022 to December 31, 2023, affecting the period-to-period comparability of the contributions for 2023, 2022 and 2021.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund	EIN/Pension Plan Number	2023	2022	Pending /Implemented	Year Ended December 31,
					2023	2022	2021
					(In millions)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$0.2	$0.2	$0.1	Yes	Between November 2024 and January 2025
Our participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2023 and 2022. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan was in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a RP that implemented reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2015, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2015. According to publicly available information, in September 2016, the AI Pension Plan made a formal application for approval of suspension of benefits with the U.S. Treasury Department, which, if approved by the U.S. Treasury Department, would have implemented a benefit reduction effective July 1, 2017 for participants in the AI Pension Plan. The filing included an Actuarial Certification of Plan Status as of January 1, 2016 that the AI Pension Plan previously filed with the U.S. Internal Revenue Service on March 30, 2016, which reported that the AI Pension Plan was in critical and declining status as of January 1, 2016 and further notified that the AI Pension Plan is making the scheduled progress in meeting the requirements of the plan’s previously adopted RP. The September 2016 filing with the U.S. Treasury Department also included an Actuarial Certification of Plan Solvency as of July 1, 2016 with the actuarial firm’s projection that the proposed suspensions of benefits are reasonably estimated to enable the AI Pension Plan to avoid insolvency assuming the proposed suspensions of benefits continue indefinitely. In May 2017, the U.S. Treasury Department denied the application to suspend benefits but noted that it remains willing to discuss the issues presented in the September 2016 formal application for suspension of benefits. As of April 2023, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2023, with the projected pension liability underfunded by approximately $1.0 billion and projected to become insolvent in the 2032 plan year. In July 2023, the Pension Benefit Guaranty Corporation (the “PBGC”) approved an application by the AI Pension Plan for special financial assistance in the amount of approximately $1.1 billion to address the underfunded status of the plan.
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In addition, if the financial condition of the AI Pension Plan were to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the PBGC, the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to us.
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
Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2023	December 31, 2022
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$42.9	$38.2
Interest rate caps designated as hedges (2)	1.0	—
Total assets	$43.9	$38.2
(1)Included in other assets in the accompanying consolidated balance sheets.
(2)As of December 31, 2023, approximately $1.0 was included in other current assets in the accompanying audited condensed balance sheets.
In conjunction with the approximately $75.2 million charge recorded during the second quarter of 2023 and the subsequent $4.8 million charge recorded in the third quarter of 2023 related to our decisions to indefinitely suspend operations at certain EchoPark locations and to close certain Northwest Motorsport stores discussed above, Sonic was required to adjust certain real estate assets to fair value on a non-recurring basis. After $5.7 million of adjustments during the second quarter of 2023, the recorded balances were $55.5 million at June 30, 2023. The book value of such assets may be reevaluated as changes in circumstances require. Additionally, in the fourth quarter of 2023, we recorded $16.7 million of impairment charges, of which, $6.5 million was related to right-of-use assets and $10.2 million was related to fixed assets.
Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets or assets held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived assets or assets held for sale group’s fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets measured and recorded at fair value on a nonrecurring basis during the year ended December 31, 2022:

	2022
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/ (Loss)
	(in millions)
Goodwill (1)	$—	$(202.9)
Franchise rights and other (1)	$254.7	$(116.4)
(1)See Note 5, “Goodwill and Intangible Assets.”
As of December 31, 2023 and 2022, the fair values of Sonic's financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At December 31, 2023 and 2022, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$447.5	$500.0	$390.3	$500.0
4.625% Notes (1)	$591.5	$650.0	$519.5	$650.0
Mortgage Notes (2)	$156.6	$163.0	$174.0	$186.6
(1)As determined by market quotations as of December 31, 2023 and 2022, respectively (Level 2).
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
In accordance with the terms of agreements entered into for the sales of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.0 million as of December 31, 2023 and there was not any material exposure with respect to these indemnifications as of December 31, 2022. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2023.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee was approximately $4.3 million at December 31, 2023.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were no significant liabilities related to legal matters as of December 31, 2023 and December 31, 2022.

13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at December 31, 2020	$(1.5)	$(2.1)	$(3.6)
Other comprehensive income (loss) before reclassifications (1)	1.0	1.3	2.3
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	1.0	1.3	2.3
Balance at December 31, 2021	$(0.5)	$(0.8)	$(1.3)
Other comprehensive income (loss) before reclassifications (2)	(0.4)	3.3	2.9
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	(0.4)	3.3	2.9
Balance at December 31, 2022	$(0.9)	$2.5	$1.6
Other comprehensive income (loss) before reclassifications (3)	0.6	(0.1)	0.5
Amounts reclassified out of accumulated other comprehensive income (loss) (4)	(0.5)	—	(0.5)
Net current-period other comprehensive income (loss)	0.1	(0.1)	—
Balance at December 31, 2023	$(0.8)	$2.4	$1.6
(1)Net of tax expense of $0.5 million related to gains on cash flow hedges and tax expense of $0.5 million related to the defined benefit pension plan.
(2)Net of tax benefit of $0.1 million related to losses on cash flow hedges and tax expense of $1.3 million related to the defined benefit pension plan.
(3)Net of tax expense of $0.2 million related to losses on cash flow hedges and no tax expense or benefit related to the defined benefit pension plan.
(4)Net of tax benefit of $0.2 million related to gains on cash flow hedges.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of our cash flow hedges. For further discussion of our defined benefit pension plan, see Note 10, “Employee Benefit Plans.”
14. Segment Information
As of December 31, 2023, Sonic had three operating segments: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” for additional discussion of our operating segments. Sonic has determined that its operating segments also represent its reportable segments.

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
Reportable segment financial information for the three years ended December 31, 2023 were as follows:

	Year Ended December 31,
	2023	2022	2021
Segment Revenues:	(In millions)
Franchised Dealerships Segment Revenues:
Retail new vehicles	$6,215.0	$5,581.6	$4,984.4
Fleet new vehicles	92.2	99.4	124.6
Total new vehicles	$6,307.2	$5,681.0	$5,109.0
Used vehicles	3,050.3	3,391.5	2,901.0
Wholesale vehicles	204.5	314.0	257.2
Parts, service and collision repair	1,714.2	1,588.0	1,340.4
Finance, insurance and other, net	498.6	510.1	443.5
Franchised Dealerships Segment revenues	$11,774.8	$11,484.6	$10,051.1

EchoPark Segment Revenues:
Retail new vehicles	$1.0	$9.2	$9.0
Used vehicles	2,143.8	2,116.8	2,032.6
Wholesale vehicles	111.7	170.6	110.0
Finance, insurance and other, net	177.9	166.4	193.7
EchoPark Segment revenues	$2,434.4	$2,463.0	$2,345.3

Powersports Segment Revenues:
Retail new vehicles	$88.6	$31.8	$—
Used vehicles	19.5	7.1	—
Wholesale vehicles	2.6	0.3	—
Parts, service and collision repair	45.3	11.7	—
Finance, insurance and other, net	7.2	2.6	—
Powersports Segment revenues	$163.2	$53.5	$—

Total consolidated revenues	$14,372.4	$14,001.1	$12,396.4

	Year Ended December 31,
	2023	2022	2021
Segment Income (Loss) (1):	(In millions)
Franchised Dealerships Segment (2)	$448.0	$641.6	$530.3
EchoPark Segment (3)	(132.5)	(133.9)	(72.0)
Powersports Segment	5.7	2.7	—
Total segment income (loss)	$321.2	$510.4	$458.3
Impairment charges (4)	(79.3)	(320.4)	(0.1)
Income (loss) before taxes	$241.9	$190.0	$458.2

(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)For the year ended December 31, 2023, amount includes approximately $20.9 million of pre-tax gain net gain on the disposal of franchised dealerships, partially offset by a $1.9 million pre-tax net loss related to property damage. For the year ended December 31, 2022, amount includes approximately $9.1 million of pre-tax net gain on disposal of property, plant, and equipment, partially offset by an approximately $4.4 million pre-tax charge for long-term compensation expense. For the year ended December 31, 2021, amount includes approximately $15.5 million of pre-tax net loss on the extinguishment of debt, and approximately $1.8 million of pre-tax net gain on the disposal of franchised dealerships.
(3)For the year ended December 31, 2023, amount includes approximately $19.7 million of pre-tax net loss primarily related to the indefinite suspension of operations at certain EchoPark locations that occurred in the second and third quarter of 2023. For the year ended December 31, 2021, amount includes approximately $6.5 million of long-term compensation-related expenses.
(4)For the year ended December 31, 2023, amount includes approximately $1.0 million of pre-tax property and equipment impairment charges for the Franchised Dealerships Segment and $78.3 million of pre-tax impairment charges related to property and equipment, lease right-of-use assets, and other assets for the EchoPark Segment. For the year ended December 31, 2022, amount includes approximately $115.5 million of pre-tax franchise asset and property and equipment impairment charges for the Franchised Dealerships Segment and $204.9 million of pre-tax goodwill and franchise asset impairment charges for the EchoPark Segment. For the year ended December 31, 2021, amount includes approximately $0.1 million of pre-tax property and equipment impairment charges for the EchoPark Segment.

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Impairment charges:
Franchised Dealerships Segment	$1.0	$115.5	$—
EchoPark Segment	78.3	204.9	0.1
Powersports Segment	—	—	—
Total impairment charges	$79.3	$320.4	$0.1

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Depreciation and amortization:
Franchised Dealerships Segment	$112.3	$101.8	$84.8
EchoPark Segment	26.6	24.7	16.3
Powersports Segment	3.4	1.0	—
Total depreciation and amortization	$142.3	$127.5	$101.1

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Floor plan interest expense:
Franchised Dealerships Segment	$49.2	$23.6	$11.8
EchoPark Segment	17.4	10.7	4.9
Powersports Segment	0.6	—	—
Total floor plan interest expense	$67.2	$34.3	$16.7

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Interest expense, other, net:
Franchised Dealerships Segment	$109.7	$85.0	$46.3
EchoPark Segment	3.2	3.9	1.7
Powersports Segment	1.7	1.0	—
Total interest expense, other, net	$114.6	$89.9	$48.0

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Capital expenditures:
Franchised Dealerships Segment	$181.4	$130.3	$204.6
EchoPark Segment	15.3	96.6	93.6
Powersports Segment	6.9	0.2	—
Total capital expenditures	$203.6	$227.1	$298.2

	December 31,
	2023	2022
	(In millions)
Assets:
Franchised Dealerships Segment	$4,455.8	$4,363.7
EchoPark Segment	667.9	267.6
Powersports Segment	212.0	117.8
Corporate and other:
Cash and cash equivalents	28.9	229.2
Total assets	$5,364.6	$4,978.3
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components for the following classes of underlying assets: uniforms, computer equipment, shop equipment and marketing-related assets (e.g., signage).

The majority of our lease agreements require fixed monthly payments (subject to either specific or index-based escalations in future periods) while other agreements require variable lease payments based on changes in SOFR or any replacement thereof. Lease payments included in the measurement of the lease liability comprise the: (1) fixed lease payments, including in-substance fixed payments, owed over the lease term, which include termination penalties we would owe if the estimated lease term assumes that we would be likely to exercise a termination option prior to the earliest expiration date; (2) variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date; and (3) the exercise price of our option to purchase the underlying asset if we are reasonably certain to exercise the option. Our leases do not typically contain residual value guarantees.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is information related to lease expenses and other lease-related information for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease Expense	(In millions)
Finance lease expense
Reduction of right-of-use assets	$18.1	$13.6
Interest on lease liabilities	18.4	13.1
Operating lease expense (1)	47.0	54.8
Short-term lease expense	0.9	0.7
Variable lease expense	12.8	9.0
Sublease income	(8.1)	(5.5)
Total	$89.1	$85.7
(1)Included in operating cash flows in the accompanying consolidated statements of cash flows.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Other Information	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$14.3	$8.4
Operating cash flows for finance leases	$18.4	$13.1
Operating cash flows for operating leases	$48.2	$54.3
Right-of-use assets obtained in exchange for lease liabilities
Finance leases	$49.3	$137.7
Operating leases (1)	$17.0	$7.9
(1)Includes the impact of reclassification of ROU assets from operating leases to finance leases due to remeasurement.

	December 31, 2023	December 31, 2022
Other Information
Weighted-average remaining lease term (in years)
Finance leases	12.3	12.2
Operating leases	10.6	9.2
Weighted-average discount rate
Finance leases	7.59%	7.39%
Operating leases	7.02%	6.43%

	Undiscounted Lease Cash Flows Under ASC Topic 842 as of December 31, 2023
	Finance Leases	Operating Leases	Receipts from Subleases
Year Ending December 31,	(In millions)
2024	$28.3	$44.9	$6.0
2025	28.6	40.6	3.7
2026	34.2	36.5	3.5
2027	73.3	31.4	3.4
2028	25.9	28.5	1.9
Thereafter	207.6	188.4	3.3
Total	$397.9	$370.3	$21.8

Less: Present value discount	(133.2)	(121.2)
Lease liabilities	$264.7	$249.1