Form 10-Q
period 2024-03-31
SONIC AUTOMOTIVE INC
filed 2024-04-25
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2024, there were 21,861,771 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this report, as well as:
•the number of new and used vehicles sold in the United States as compared to our expectations and the expectations of the market;
•our ability to generate sufficient cash flows or to obtain additional financing to fund our business expansion, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,455.8	$1,442.8
Fleet new vehicles	19.6	18.8
Total new vehicles	1,475.4	1,461.6
Used vehicles	1,215.6	1,344.9
Wholesale vehicles	77.3	85.6
Total vehicles	2,768.3	2,892.1
Parts, service and collision repair	446.7	430.5
Finance, insurance and other, net	169.0	168.6
Total revenues	3,384.0	3,491.2
Cost of sales:
Retail new vehicles	(1,359.4)	(1,304.7)
Fleet new vehicles	(18.9)	(17.9)
Total new vehicles	(1,378.3)	(1,322.6)
Used vehicles	(1,168.6)	(1,314.9)
Wholesale vehicles	(78.1)	(82.6)
Total vehicles	(2,625.0)	(2,720.1)
Parts, service and collision repair	(222.8)	(217.6)
Total cost of sales	(2,847.8)	(2,937.7)
Gross profit	536.2	553.5
Selling, general and administrative expenses	(392.2)	(412.8)
Impairment charges	(1.0)	—
Depreciation and amortization	(36.3)	(34.3)
Operating income	106.7	106.4
Other income (expense):
Interest expense, floor plan	(20.3)	(14.6)
Interest expense, other, net	(29.0)	(28.4)
Other income (expense), net	0.1	0.2
Total other income (expense)	(49.2)	(42.8)
Income before taxes	57.5	63.6
Provision for income taxes - benefit (expense)	(15.5)	(15.9)
Net income	$42.0	$47.7

Basic earnings per common share:
Earnings per common share	$1.24	$1.33
Weighted-average common shares outstanding	34.0	35.9
Diluted earnings per common share:
Earnings per common share	$1.20	$1.29
Weighted-average common shares outstanding	34.9	36.9

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$42.0	$47.7
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	0.7	(0.1)
Total other comprehensive income (loss) before taxes	0.7	(0.1)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(0.2)	—
Other comprehensive income (loss)	0.5	(0.1)
Comprehensive income	$42.5	$47.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$15.1	$28.9
Receivables, net	420.6	528.1
Inventories	1,700.5	1,578.3
Other current assets	374.8	385.1
Total current assets	2,511.0	2,520.4
Property and Equipment, net	1,598.8	1,601.0
Goodwill	253.8	253.8
Other Intangible Assets, net	417.4	417.4
Operating Right-of-Use Lease Assets	207.1	222.6
Finance Right-of-Use Lease Assets	306.5	236.6
Other Assets	113.0	112.8
Total Assets	$5,407.6	$5,364.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$144.4	$152.1
Notes payable - floor plan - non-trade	1,516.7	1,520.6
Trade accounts payable	143.9	149.8
Operating short-term lease liabilities	27.6	29.9
Finance short-term lease liabilities	10.7	10.2
Other accrued liabilities	388.4	370.2
Current maturities of long-term debt	68.0	60.1
Total current liabilities	2,299.7	2,292.9
Long-Term Debt	1,583.4	1,616.5
Other Long-Term Liabilities	88.9	89.6
Operating Long-Term Lease Liabilities	204.0	219.2
Finance Long-Term Lease Liabilities	327.2	254.5
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 69,047,806 shares issued and 21,861,407 shares outstanding at March 31, 2024; 68,618,393 shares issued and 21,931,785 shares outstanding at December 31, 2023	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2024 and December 31, 2023	0.1	0.1
Paid-in capital	862.6	855.4
Retained earnings	1,270.4	1,238.6
Accumulated other comprehensive income (loss)	2.1	1.6
Treasury stock, at cost; 47,186,399 Class A Common Stock shares held at March 31, 2024 and 46,686,608 Class A Common Stock shares held at December 31, 2023	(1,231.5)	(1,204.5)
Total Stockholders’ Equity	904.4	891.9
Total Liabilities and Stockholders’ Equity	$5,407.6	$5,364.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	7.6	—	—	7.6
Purchases of treasury stock	—	—	(1.6)	(90.7)	—	—	—	—	—	(90.7)
Effect of cash flow hedge instruments, net of tax benefit	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Stock compensation expense	—	—	—	—	—	—	5.0	—	—	5.0
Net income	—	—	—	—	—	—	—	47.7	—	47.7
Class A dividends declared ($0.28 per share)	—	—	—	—	—	—	—	(6.5)	—	(6.5)
Class B dividends declared ($0.28 per share)	—	—	—	—	—	—	—	(3.4)	—	(3.4)
Balance at March 31, 2023	68.3	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$832.0	$1,138.1	$1.5	$854.8

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9
Shares awarded under stock compensation plans	0.4	—	—	—	—	—	0.6	—	—	0.6
Purchases of treasury stock	—	—	(0.5)	(27.0)	—	—	—	—	—	(27.0)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.5	0.5
Stock compensation expense	—	—	—	—	—	—	6.6	—	—	6.6
Net income	—	—	—	—	—	—	—	42.0	—	42.0
Class A dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(6.6)	—	(6.6)
Class B dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(3.6)	—	(3.6)
Balance at March 31, 2024	69.0	$0.7	(47.2)	$(1,231.5)	12.0	$0.1	$862.6	$1,270.4	$2.1	$904.4

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42.0	$47.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	31.5	30.0
Debt issuance cost amortization	1.6	1.6
Stock-based compensation expense	6.6	5.0
Deferred income taxes	(3.7)	(3.3)
Asset impairment charges	1.0	—
Gain on disposal of dealerships and property and equipment	1.5	0.1
Other	1.0	0.6
Changes in assets and liabilities that relate to operations:
Receivables	107.3	87.5
Inventories	(122.2)	(234.6)
Other assets	6.1	4.2
Notes payable - floor plan – trade	(7.7)	4.2
Trade accounts payable and other liabilities	5.1	23.0
Total adjustments	28.1	(81.7)
Net cash provided by (used in) operating activities	70.1	(34.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	—	(75.1)
Purchases of land, property and equipment	(43.8)	(37.2)
Proceeds from sales of property and equipment	4.4	4.8
Net cash used in investing activities	(39.4)	(107.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	21.1	188.8
Borrowings on revolving credit facilities	15.6	—
Repayments on revolving credit facilities	(15.6)	—
Debt issuance costs	(4.9)	(1.3)
Principal payments of long-term debt	(22.0)	(19.5)
Principal payments of long-term lease liabilities	(2.1)	(2.2)
Purchases of treasury stock	(27.0)	(90.7)
Issuance of shares under stock compensation plans	0.6	7.6
Dividends paid	(10.2)	(10.2)
Net cash (used in) provided by financing activities	(44.5)	72.5
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13.8)	(69.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28.9	229.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15.1	$160.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$34.3	$26.5
Income taxes	$(0.2)	$(0.4)

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (collectively referred to herein as “Sonic,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements – Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of recent accounting pronouncements.
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Accounting Standards Codification Topic 820): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.
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
Management has evaluated our established business processes, revenue transaction streams and accounting policies, and identified our material revenue streams to be: (1) the sale of new vehicles; (2) the sale of used vehicles to retail customers; (3) the sale of wholesale used vehicles at third-party auctions; (4) the arrangement of third-party vehicle financing and the sale of third-party service, warranty and other insurance contracts; and (5) the performance of vehicle maintenance and repair services and the sale of related parts and accessories. The transaction price for a retail vehicle sale is specified in the contract with the customer and encompasses both cash and non-cash considerations. In the context of a retail vehicle sale, customers frequently trade in their existing vehicles. The value of this trade-in is determined based on its stand-alone selling price as specified in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration associated with retail vehicle sales, and sales are reported net of sales tax and other similar assets. Generally, performance obligations are satisfied when the associated vehicle is delivered to a customer and customer acceptance has occurred, over time as the maintenance and repair services are performed, or at the time of wholesale and retail parts sales. We do not have any revenue streams with significant financing components, as payments are typically received within a short period of time following completion of the performance obligation(s).
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We record revenue when vehicles are delivered to customers, as vehicle service work is performed and when parts are delivered. Conditions for completing a sale include having an agreement with the customer, including pricing, and it being probable that the proceeds from the sale will be collected.
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 include approximately $3.7 million and $31.8 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $19.8 million related to contract assets from F&I retro revenues recognition in other assets as of March 31, 2024. Changes in contract assets from December 31, 2023 to March 31, 2024 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).

2. Business Acquisitions and Dispositions
We did not acquire any businesses during the three months ended March 31, 2024. During the three months ended March 31, 2023, we acquired one business (consisting of five locations) in our Powersports Segment (as defined below) for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The allocation of the approximately $75.1 million aggregate gross purchase price included inventory of approximately $11.1 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.9 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million.
During the three months ended March 31, 2024, we terminated two luxury franchises, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment (as defined below). We did not dispose of any businesses during the three months ended March 31, 2023.
Revenues and other activities associated with disposed stores, terminated franchises or closed stores that remain in continuing operations were as follows:

	Three Months Ended March 31,
	2024	2023
Income (loss) from operations	$(4.9)	$(13.5)
Gain (loss) on disposal, termination and closure charges	(1.7)	—
Lease exit accrual adjustments and charges	2.4	(1.7)
Pre-tax income (loss)	(4.2)	(15.2)
Total Revenues	$13.2	$203.2
3. Inventories
Inventories consist of the following:

	March 31, 2024	December 31, 2023
	(In millions)
New vehicles	$938.5	$799.6
Used vehicles	481.5	505.7
Service loaners (1)	177.8	172.7
Parts, accessories and other	102.7	100.3
Inventories	$1,700.5	$1,578.3

(1)Service loaner inventory includes approximately $31.6 million and $22.7 million as of March 31, 2024 and December 31, 2023, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable - floor plan - trade on the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
	(In millions)
Land	$491.9	$493.0
Buildings and improvements	1,426.3	1,425.8
Furniture, fixtures and equipment	550.5	563.3
Construction in progress	83.5	61.4
Total, at cost	2,552.2	2,543.5
Less accumulated depreciation	(929.2)	(927.8)
Subtotal	1,623.0	1,615.7
Less assets held for sale (1)	(24.2)	(14.7)
Property and equipment, net	$1,598.8	$1,601.0
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
Capital expenditures were approximately $43.8 million and $37.2 million in the three months ended March 31, 2024 and 2023, respectively. Capital expenditures in all periods were primarily related to construction of new franchised dealerships and EchoPark and powersports stores, building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores. Certain capital expenditures are recognized in the Franchised Dealerships Segment to better monitor project development costs prior to transferring the capitalized asset balance to the appropriate entity or operating segment upon project completion. Assets held for sale as of March 31, 2024 and December 31, 2023 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.
Fixed asset impairment charges for the three months ended March 31, 2024 were approximately $1.0 million, which related to capitalized IT project write-off costs associated with our decision to close the remaining Northwest Motorsport stores in January 2024. There were no fixed asset impairment charges for the three months ended March 31, 2023.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2023 and the three months ended March 31, 2024 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2022 (1)	$221.8	$—	$9.2	$231.0
Additions through current year acquisitions	—	—	11.9	11.9
Reductions from dispositions	(1.8)	—	—	(1.8)
Prior year acquisition allocations	9.8	—	2.9	12.7
Balance at December 31, 2023 (1)	$229.8	$—	$24.0	$253.8
Additions through current year acquisitions	—	—	—	—
Reductions from dispositions	—	—	—	—
Reductions from impairment	—	—	—	—
Prior year acquisition allocations	—	—	—	—
Balance at March 31, 2024 (1)	$229.8	$—	$24.0	$253.8
(1)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of franchise assets for the year ended December 31, 2023 and the three months ended March 31, 2024 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2022	$371.7	$1.9	$23.1	$396.7
Additions through current year acquisitions	—	—	22.6	22.6
Reductions from dispositions	—	(1.9)	—	(1.9)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4
Additions through current year acquisitions	—	—	—	—
Reductions from dispositions	—	—	—	—
Balance at March 31, 2024	$371.7	$—	$45.7	$417.4

6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility (2)	307.0	311.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	152.8	163.0
Mortgage notes to finance companies - variable rate, bearing interest at 1.50% to 2.90% above one-month or three-month SOFR	67.9	75.6
Subtotal	$1,677.7	$1,699.6
Debt issuance costs	(26.3)	(23.0)
Total debt	1,651.4	1,676.6
Less current maturities	(68.0)	(60.1)
Long-term debt	$1,583.4	$1,616.5
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Adjusted Term SOFR (as defined in the Credit Facilities) at March 31, 2024 and 125 basis points above one-month Term SOFR (as defined in the Credit Facilities) at December 31, 2023.
(2)The interest rate on the Mortgage Facility (as defined below) was 150 basis points above one-month Adjusted Term SOFR at March 31, 2024 and 150 basis points above one-month Term SOFR at December 31, 2023.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities
On April 14, 2021, we amended and restated our syndicated revolving credit facility (the “Revolving Credit Facility”) and our syndicated new and used vehicle floor plan credit facilities (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”). The amendment and restatement of the Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we amended the Credit Facilities to, among other things: (1) increase the aggregate commitments; and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes. On October 7, 2022, we amended the Credit Facilities to, among other things: (i) replace the Credit Facilities’ London InterBank Offered Rate (“LIBOR”)-based Eurodollar reference interest rate option with Term SOFR (as defined in the Credit Facilities, inclusive of a 10-basis point credit spread adjustment); (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the Revolving Credit Facility; (iii) amend the minimum amount of commitments under the Revolving Credit Facility and the proportion that such commitments may compose of the total Credit Facility commitments made by the lenders; and (iv) adjust aspects of the offset account used for voluntary reductions to interest under the Floor Plan Facilities.
On March 13, 2024, we amended the Credit Facilities (the “Sixth Credit Facility Amendment”) to extend the maturity date to March 13, 2029, with a permitted one-year extension option thereafter, and reduce the aggregate commitments to $2.4 billion. The commitment under the new vehicle revolving floor plan facility was increased to $1.35 billion, the commitment under the used vehicle revolving floor plan facility was reduced to $700.0 million and the commitment under the revolving credit facility remained at $350.0 million. The Sixth Credit Facility Amendment also includes an accordion feature in which the aggregate commitments may be increased at the Company’s option up to $450.0 million allocated between the three facilities on a pro rata basis. The Sixth Credit Facility Amendment also contains the provision indicating that the Revolving Credit Facility commitments cannot be reduced below $50.0 million and may not consist of more than 40% of total commitments.

In addition, the Sixth Credit Facility Amendment (i) increased the basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock; (ii) provided additional flexibility for the Company to make asset sales and repurchases of its qualified capital stock; (iii) removed the covenant requiring the Company to maintain a specified consolidated liquidity ratio; and (iv) amended the definition of “Adjusted Term SOFR” to clarify that it is inclusive of a 10-basis point credit spread adjustment. Amounts outstanding under the Credit Facilities bear interest at rates based upon specified credit spreads above Adjusted Term SOFR.

Availability under the Revolving Credit Facility is calculated as the lesser of the current $350.0 million commitment or a borrowing base (the “Revolving Borrowing Base”) collateralized by certain eligible assets, less any outstanding letters of credit and borrowings. As of March 31, 2024, the Revolving Borrowing Base was $350.0 million and we had $11.5 million in outstanding letters of credit and no borrowings, resulting in $338.5 million of availability under the Revolving Credit Facility.

Our obligations under the Credit Facilities are guaranteed by the Company and certain subsidiaries and are secured by a pledge of substantially all of the assets of the guarantors. We have agreed under the Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other stockholder distributions, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default (as defined in the Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. Dividends greater than $0.18 per share are permitted subject to limitations on restricted payments set forth in the Credit Facilities.

4.625% Notes
On October 27, 2021, we issued $650.0 million in aggregate principal amount of 4.625% Notes, which will mature on November 15, 2029. Sonic used the net proceeds from the issuance of the 4.625% Notes, along with the net proceeds of the 4.875% Notes, to fund the acquisition of RFJ Auto Partners, Inc. and its subsidiaries completed in December 2021 (“RFJ Acquisition”) and to repay existing debt.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The 4.625% Notes were issued under an Indenture, dated as of October 27, 2021 (the “2029 Indenture”), by and among the Company, certain subsidiary guarantors named therein (collectively, the “Guarantors”) and U.S. Bank National Association, as trustee (the “trustee”). The 4.625% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company’s domestic operating subsidiaries. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered minor. Under certain circumstances set forth in the 2029 Indenture, the guarantees of the certain subsidiaries of the Company comprising the EchoPark Business (as defined in the 2029 Indenture) may be released. The 2029 Indenture also provides substantial flexibility for the Company to enter into fundamental transactions involving the EchoPark Business. The 2029 Indenture provides that interest on the 4.625% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2029 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature. The 4.625% Notes are redeemable by the Company under certain circumstances. For further discussion of the 4.625% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023.

4.875% Notes

On October 27, 2021, we issued $500.0 million in aggregate principal amount of 4.875% Notes, which will mature on November 15, 2031. Sonic used the net proceeds from the issuance of the 4.875% Notes, along with the net proceeds of the 4.625% Notes, to fund the RFJ Acquisition and to repay existing debt.

The 4.875% Notes were issued under an Indenture, dated as of October 27, 2021 (the “2031 Indenture”), by and among the Company, the Guarantors and the trustee. The 4.875% Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis initially by all of the Company’s domestic operating subsidiaries. The parent company has no independent assets or operations. The non-domestic operating subsidiary that is not a guarantor is considered minor. Under certain circumstances set forth in the 2031 Indenture, the guarantees of the certain subsidiaries of the Company comprising the EchoPark Business (as defined in the 2031 Indenture) may be released. The 2031 Indenture also provides substantial flexibility for the Company to enter into fundamental transactions involving the Echo-Park Business. The 2031 Indenture provides that interest on the 4.875% Notes will be payable semi-annually in arrears on May 15 and November 15 of each year beginning May 15, 2022. The 2031 Indenture also contains other restrictive covenants and default provisions common for an issue of senior notes of this nature. The 4.875% Notes are redeemable by the Company under certain circumstances. For further discussion of the 4.875% Notes, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023.

Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which was scheduled to mature on November 22, 2024 (the “Mortgage Facility”). On October 11, 2021, we entered into an amendment to the Mortgage Facility to permit the consummation of the RFJ Acquisition and the issuance of the 4.625% Notes and the 4.875% Notes. On November 17, 2022, we entered into an amendment to the Mortgage Facility to, among other things, extend the scheduled maturity date to November 17, 2027.

On November 17, 2022, in connection with the closing of the Fourth Mortgage Facility Amendment, the Company incurred a $320.0 million term loan, with a portion of the proceeds used to repay the entire $77.6 million principal amount of a prior term loan. The $320.0 million borrowing amortizes on a fixed schedule through the maturity date. In addition, the lenders under the Mortgage Facility committed to providing, upon the terms set forth in the Fourth Mortgage Facility Amendment and upon the pledging of sufficient collateral by the Company, delayed draw-term loans in an aggregate principal amount up to $85.0 million (the “Delayed Draw Credit Facility”) and revolving loans in an aggregate principal amount not to exceed $95.0 million. Based on this, the aggregate commitments of the lenders under the Mortgage Facility equaled a total of $500.0 million, after satisfaction of the conditions set forth in the Mortgage Facility, including the appraisal and pledging of collateral of a specified value. The Fourth Mortgage Facility Amendment also (i) replaced the Mortgage Facility’s LIBOR-based Eurodollar reference interest rate option one-month Term SOFR (as defined in the Mortgage Facility); and (ii) made changes to the pricing grid for loans incurred under the Mortgage Facility, specifying credit spreads based on the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the Mortgage Facility). As permitted by this amendment, the Company incurred a term loan under the Delayed Draw Credit Facility with a principal amount of $7.0 million on November 18, 2022.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 22, 2024, we entered into an amendment to the Mortgage Facility (the “Fifth Mortgage Facility Amendment”) to conform to the terms of the Sixth Credit Facility Amendment including (i) adding certain specified share exchange transactions as permitted restricted payments and dispositions; (ii) removing the requirement that the Company maintain a specified consolidated liquidity ratio; and (iii) increasing the basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock.
As of March 31, 2024, we had $307.0 million of outstanding borrowings and $173.0 million available under the Mortgage Facility.
Interest on the Mortgage Facility is paid monthly in arrears. Amortizing principal payments are scheduled to be $4.0 million per quarter from the quarter ending March 31, 2023 through the quarter ending December 31, 2024 and $6.0 million per quarter from the quarter ending March 31, 2025 through the quarter ending September 30, 2027 with the remaining balance due on the November 17, 2027 maturity date. The Company has the right to prepay outstanding principal at any time without premium or penalty provided the prepayment amount exceeds $0.5 million.
For further discussion of the Mortgage Facility, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023.
Mortgage Notes to Finance Companies
As of March 31, 2024, the weighted-average interest rate of our other outstanding mortgage notes (excluding the Mortgage Facility) was 5.20% and the total outstanding mortgage principal balance of these notes (excluding the Mortgage Facility) was approximately $220.8 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2024 to 2033.
Covenants

The Credit Facilities and the Mortgage Facility contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. The Credit Facilities and the Mortgage Facility also contain limitations on our ability to pledge assets to third parties, subject to certain stated exceptions.
We were in compliance with the financial covenants under the Credit Facilities and the Mortgage Facility as of March 31, 2024. Financial covenants include required specified ratios (as each is defined in the Credit Facilities and the Mortgage Facility) of:

	Covenant
	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.20	5.75
March 31, 2024 actual	1.94	3.10
The Credit Facilities and the Mortgage Facility contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the Credit Facilities and the Mortgage Facility.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2024, we had approximately $264.1 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants under our debt agreements as of March 31, 2024.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the Credit Facilities and the Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBITDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2024, the ratio was 11.70 to 1.00.

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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.0 million as of both March 31, 2024 and December 31, 2023. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2024.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both March 31, 2024 and December 31, 2023 was approximately $4.3 million.
Legal Matters
Sonic is involved, and expects to continue to be involved, in various legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic is unable to predict with certainty the outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, Sonic does not believe it is reasonably possible that its current and threatened legal proceedings will have a material adverse effect on Sonic’s business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material adverse effect on Sonic’s financial results.
There were no significant liabilities recorded related to legal matters as of March 31, 2024 and December 31, 2023.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2024	December 31, 2023
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$43.9	$42.9
Interest rate caps designated as hedges (2)	1.1	1.0
Total assets	$45.0	$43.9
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of March 31, 2024, approximately $1.1 million was included in other current assets in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2023, approximately $1.0 million was included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024 and December 31, 2023, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of March 31, 2024 and December 31, 2023, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$435.0	$500.0	$447.5	$500.0
4.625% Notes (1)	$578.5	$650.0	$591.5	$650.0
Mortgage Notes (2)	$147.1	$152.8	$156.6	$163.0
(1)As determined by market quotations from similar securities as of March 31, 2024 and December 31, 2023, respectively (Level 2).
(2)As determined by the discounted cash flow method (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023.
9. Segment Information
As of March 31, 2024, Sonic had three operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”); and (3) retail locations that sell new and used powersports vehicles, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Powersports Segment”). Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,439.9	$1,421.0
Fleet new vehicles	19.6	18.8
Total new vehicles	1,459.5	1,439.8
Used vehicles	729.3	767.6
Wholesale vehicles	48.6	58.4
Parts, service and collision repair	439.9	423.8
Finance, insurance and other, net	119.6	117.1
Franchised Dealerships Segment revenues	$2,796.9	$2,806.7

EchoPark Segment revenues:
Retail new vehicles	$—	$1.0
Used vehicles	482.9	572.5
Wholesale vehicles	28.6	27.0
Finance, insurance and other, net	47.9	50.0
EchoPark Segment revenues	$559.4	$650.5

Powersports Segment revenues:
Retail new vehicles	$15.9	$20.8
Used vehicles	3.4	4.8
Wholesale vehicles	0.1	0.2
Parts, service and collision repair	6.8	6.7
Finance, insurance and other, net	1.5	1.5
Powersports Segment revenues	$27.7	$34.0

Total consolidated revenues	$3,384.0	$3,491.2

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$62.7	$109.8
EchoPark Segment (3)	(2.9)	(46.8)
Powersports Segment	(2.3)	0.6
Total segment income	$57.5	$63.6
Impairment charges (4)	(1.0)	—
Income before taxes	$56.5	$63.6
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended March 31, 2024, amount includes approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of pre-tax impairment charges related to property and equipment.
(3)For the three months ended March 31, 2024, amount includes approximately $2.1 million of pre-tax charges for severance and long-term compensation expense and approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations. For the three months ended March 31, 2023, amount includes approximately $2.0 million of pre-tax charges for long-term compensation expense.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4)For the three months ended March 31, 2024, amount includes approximately $1.0 million of pre-tax property and equipment charges for the Franchised Dealerships Segment.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment Impairment Charges:
Franchised Dealerships Segment	$1.0	$—
EchoPark Segment	—	—
Powersports Segment	—	—
Total impairment charges	$1.0	$—

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment Depreciation and Amortization:
Franchised Dealerships Segment	$29.8	$26.5
EchoPark Segment	5.5	7.0
Powersports Segment	1.0	0.8
Total depreciation and amortization	$36.3	$34.3

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment Floor Plan Interest Expense:
Franchised Dealerships Segment	$16.0	$9.9
EchoPark Segment	3.8	4.6
Powersports Segment	0.5	0.1
Total floor plan interest expense	$20.3	$14.6

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment Interest Expense, Other, Net:
Franchised Dealerships Segment	$27.8	$26.9
EchoPark Segment	0.7	0.9
Powersports Segment	0.5	0.6
Total interest expense, other, net	$29.0	$28.4

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment Capital Expenditures:
Franchised Dealerships Segment	$43.0	$31.0
EchoPark Segment	0.4	5.7
Powersports Segment	0.4	0.5
Total capital expenditures	$43.8	$37.2

	March 31, 2024	December 31, 2023
	(In millions)
Segment Assets:
Franchised Dealerships Segment	$4,214.1	$4,110.8
EchoPark Segment	638.2	667.9
Powersports Segment	220.2	212.0
Corporate and other:
Cash and cash equivalents	15.1	28.9
Floor plan deposit balance	320.0	345.0
Total assets	$5,407.6	$5,364.6

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of March 31, 2024: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2024, we operated 108 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 132 new vehicle franchises (representing 26 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores in 10 states. The Powersports Segment consists of nine franchises in two states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) increased 1% for the three months ended March 31, 2024 to approximately 15.4 million vehicles, compared to approximately 15.3 million vehicles for the three months ended March 31, 2023, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2024 new vehicle industry volume will be between 15.5 million vehicles (flat compared to 2023) and 16.0 million vehicles (an increase of 3% compared to 2023). The effects of interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2024 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR remained flat at approximately 12.6 million vehicles for both the three months ended March 31, 2024 and 2023.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2023 and 2024, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
Retail new vehicle revenue increased 3% during the three months ended March 31, 2024, driven primarily by a 5% increase in retail new vehicle unit sales volume, partially offset by a 2% decrease in retail new vehicle average selling prices. Retail new vehicle gross profit decreased 29% during the three months ended March 31, 2024, due primarily to increased price competition as a result of higher levels of available inventory and higher inventory invoice cost, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,783 per unit, or 32%, to $3,716 per unit during the three months ended March 31, 2024. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 50 and 31 days as of March 31, 2024 and 2023, respectively, as a result of increased manufacturer production levels.
Retail used vehicle revenue decreased 4% during the three months ended March 31, 2024, driven primarily by a 7% decrease in retail used vehicle average selling prices, partially offset by a 4% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit increased 1% during the three months ended March 31, 2024, primarily due to the 4% increase in retail used vehicle unit sales volume, partially offset by lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $46 per unit, or 3%, to $1,585 per unit during the three months ended March 31, 2024 due primarily to higher inventory acquisition costs and lower selling prices due to increased price competition as a result of ongoing consumer affordability challenges, including the effect of higher interest rates. Wholesale vehicle gross profit (loss) worsened approximately $2.0 million during the three months ended March 31, 2024 due primarily to a $382 per unit, or 110%, worsening of in wholesale vehicle gross profit (loss) per unit during the three months ended March 31, 2024. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 28 and 29 days as of March 31, 2024 and 2023, respectively.
Fixed Operations revenue increased 5% during the three months ended March 31, 2024, and Fixed Operations gross profit increased 6% during the three months ended March 31, 2024, driven primarily by higher repair order volume and higher parts and labor costs that were passed along to consumers. Fixed Operations gross margin increased 70 basis points, to 50.1%, during the three months ended March 31, 2024, primarily driven by an increase in warranty revenue contribution and higher customer pay and warranty gross margin.
F&I revenue increased 4% during the three months ended March 31, 2024, driven by a 4% increase in total retail vehicle unit sales volume. F&I gross profit per retail unit decreased $20 per unit, or 1%, to $2,350 per unit during the three months ended March 31, 2024. We believe that our proprietary software applications, playbook processes and guest-centric selling approach enable us to optimize F&I gross profit and penetration rates (the number of F&I products sold per vehicle) across our F&I product lines.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EchoPark Segment
In January 2024, we closed the remaining seven Northwest Motorsport stores following the closure of three Northwest Motorsport stores in the third quarter of 2023.
Reported total revenues decreased 14% during the three months ended March 31, 2024, driven primarily by a 10% decrease in retail used vehicle unit sales volume and a 6% decrease in average retail used vehicle unit selling prices. Reported total gross profit increased 34% during the three months ended March 31, 2024, primarily due to a 150% increase in retail used vehicle gross profit per unit, to $294 per unit, partially offset by a 10% decrease in retail used vehicle unit sales volume.
Reported retail used vehicle revenue decreased 16% during the three months ended March 31, 2024, driven primarily by the decrease in retail used vehicle unit sales volume. F&I revenue decreased 4% during the three months ended March 31, 2024, driven primarily by the decrease in retail used vehicle unit sales volume, offset partially by a 6% increase in F&I gross profit per unit. Reported combined retail used vehicle and F&I gross profit per unit increased $1,049 per unit, or 55%, to $2,955 per unit during the three months ended March 31, 2024, due primarily to a 150% increase in retail used vehicle gross profit per unit and a 6% increase in F&I gross profit per unit.
Reported wholesale vehicle gross profit decreased approximately $1.7 million during the three months ended March 31, 2024, primarily due to a 139% decrease in wholesale vehicle gross profit per unit. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 36 and 48 days as of March 31, 2024 and 2023, respectively.
Same market total revenues increased 12% during the three months ended March 31, 2024, primarily attributable to a 13% increase in total retail used vehicle unit sales volume. The change in same market total retail vehicle unit sales volume is driven primarily by the closure of EchoPark and Northwest Motorsport locations in 2023 and the first quarter of 2024. Same market total gross profit increased 79% during the three months ended March 31, 2024, driven primarily by a 150% increase in retail used vehicle gross profit per unit.
Powersports Segment
Reported retail new vehicle revenue decreased 24% during the three months ended March 31, 2024, primarily driven by a 24% decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit decreased 43% during the three months ended March 31, 2024, as a result of a 25% decrease in retail new vehicle gross profit per unit and lower retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $897 per unit, or 25%, to $2,676 per unit, due primarily to higher inventory invoice cost. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 225 and 140 days as of March 31, 2024 and 2023, respectively, varying based on manufacturer production levels, consumer demand and seasonality.
Reported retail used vehicle revenue decreased 30% during the three months ended March 31, 2024, primarily driven by a 24% decrease in retail used vehicle average selling prices and an 8% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased 10% during the three months ended March 31, 2024, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $143 per unit, or 6%, to $2,185 per unit, due primarily to lower retail used vehicle average selling prices. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 99 and 133 days as of March 31, 2024 and 2023, respectively.
Reported Fixed Operations revenue remained flat during the three months ended March 31, 2024, and Fixed Operations gross profit decreased 6% during the three months ended March 31, 2024, driven primarily by lower repair order volume. Fixed Operations gross margin decreased 250 basis points to 46.4% during the three months ended March 31, 2024, driven primarily by a decrease in customer pay revenue contribution and lower customer pay gross margin.
Reported F&I revenue remained flat during the three months ended March 31, 2024, driven primarily by a 19% decrease in combined retail new and used vehicle unit sales volume, offset by a 22% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $217 per unit, or 22%, to $1,197 per unit during the three months ended March 31, 2024.
Same store total revenues decreased 22% during the three months ended March 31, 2024, driven primarily by a 22% decrease in total vehicle unit sales volume. Same store total gross profit decreased 25% during the three months ended March 31, 2024, driven primarily by a 28% decrease in retail new vehicle gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Consolidated

As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores and EchoPark stores in 2023 and 2024, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
New Vehicle Brand	2024	2023
Luxury:
BMW	25%	25%
Mercedes	14%	14%
Lexus	6%	5%
Audi	5%	6%
Land Rover	5%	4%
Porsche	3%	4%
Cadillac	2%	2%
Volvo	1%	1%
MINI	1%	1%
Other Luxury (1)	—%	1%
Total Luxury	62%	63%
Mid-line Import:
Honda	11%	10%
Toyota	9%	8%
Volkswagen	2%	2%
Hyundai	1%	2%
Other Mid-line Import (2)	1%	1%
Total Mid-line Import	24%	23%
Domestic:
General Motors (3)	5%	6%
Chrysler	5%	3%
Ford	4%	5%
Total Domestic	14%	14%
Total	100%	100%
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
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	12.6	12.6	—%
U.S. Fleet new vehicle SAAR	2.8	2.7	4%
U.S. Total new vehicle SAAR (1)	15.4	15.3	1%
(1)Source: PIN from J.D. Power

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,455.8	$1,442.8	$13.0	1%
Fleet new vehicle revenue	19.6	18.8	0.8	4%
Total new vehicle revenue	$1,475.4	$1,461.6	$13.8	1%

Retail new vehicle gross profit	$96.4	$138.1	$(41.7)	(30)%
Fleet new vehicle gross profit	0.7	0.9	(0.2)	(22)%
Total new vehicle gross profit	$97.1	$139.0	$(41.9)	(30)%

Retail new vehicle unit sales	26,142	25,657	485	2%
Fleet new vehicle unit sales	379	441	(62)	(14)%
Total new vehicle unit sales	26,521	26,098	423	2%

Revenue per new retail unit	$55,689	$56,233	$(544)	(1)%
Revenue per new fleet unit	$51,708	$42,680	$9,028	21%
Total revenue per new unit	$55,632	$56,004	$(372)	(1)%

Gross profit per new retail unit	$3,688	$5,381	$(1,693)	(31)%
Gross profit per new fleet unit	$1,706	$2,020	$(314)	(16)%
Total gross profit per new unit	$3,660	$5,325	$(1,665)	(31)%

Retail gross profit as a % of revenue	6.6%	9.6%	(300)	bps
Fleet gross profit as a % of revenue	3.3%	4.7%	(140)	bps
Total new vehicle gross profit as a % of revenue	6.6%	9.5%	(290)	bps

For further analysis of new vehicle results, see the tables and discussion under the headings “New Vehicles - Franchised Dealerships Segment” and “New Vehicles - Powersports Segment” in the Franchised Dealerships Segment and Powersports Segment sections, respectively, below.
Used Vehicles – Consolidated
Used vehicle revenues include the sale of used vehicles, including used powersports vehicles, to retail customers and at wholesale. Used vehicle revenues are directly affected by a number of factors, including consumer demand for used vehicles, the pricing and level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins available to our dealerships, the availability and pricing of used vehicles acquired at wholesale auction, and the availability of consumer credit. Depending on the mix of inventory sourcing (trade-ins or purchases from customers versus wholesale auction), the days’ supply of used vehicle inventory, and the pricing strategy employed by the dealership, retail used vehicle gross profit per unit and retail used vehicle gross profit as a percentage of revenue may vary significantly from historical levels given recent trends in the used vehicle environment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,215.6	$1,344.9	$(129.3)	(10)%
Gross profit	$47.0	$30.0	$17.0	57%
Unit sales	44,056	45,531	(1,475)	(3)%
Revenue per unit	$27,593	$29,538	$(1,945)	(7)%
Gross profit per unit	$1,068	$660	$408	62%
Gross profit as a % of revenue	3.9%	2.2%	170	bps

For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. In recent years, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) will continue to return toward long-term normalized levels in the long run, but may continue to experience volatility through 2024 or beyond. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$77.3	$85.6	$(8.3)	(10)%
Gross profit (loss)	$(0.8)	$3.0	$(3.8)	(127)%
Unit sales	8,112	8,406	(294)	(3)%
Revenue per unit	$9,530	$10,169	$(639)	(6)%
Gross profit (loss) per unit	$(89)	$359	$(448)	(125)%
Gross profit (loss) as a % of revenue	(0.9)%	3.5%	(440)	bps

For further analysis of wholesale vehicle results on a segment basis, see the tables and discussion under the headings “Wholesale Vehicles – Franchised Dealerships Segment,” “Wholesale Vehicles – EchoPark Segment” and “Wholesale Vehicles – Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.

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
We believe that, over time, vehicle quality will continue to improve, but vehicle complexity and the associated demand for repairs by qualified technicians at manufacturer-affiliated dealerships may result in market share gains that could offset any revenue lost from improvement in vehicle quality. We also believe that, over the long term, we have the ability to continue to optimize service capacity and customer retention at our dealerships and stores to further increase Fixed Operations revenues. Manufacturers continue to extend new vehicle warranty periods (in particular for battery electric vehicles) and have also begun to include regular maintenance items in the warranty or complimentary maintenance program coverage. These factors, over the long term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate growth in our parts and service business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty repair work performed, as well as the improved quality and design of vehicles that may affect the level and frequency of future customer pay or warranty-related repair revenues.
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$210.2	$203.4	$6.8	3%
Warranty	64.5	58.9	5.6	10%
Wholesale parts	50.8	54.4	(3.6)	(7)%
Internal, sublet and other	121.2	113.8	7.4	7%
Total revenue	$446.7	$430.5	$16.2	4%

Gross profit
Customer pay	$118.0	$113.0	$5.0	4%
Warranty	38.5	34.6	3.9	11%
Wholesale parts	8.9	9.7	(0.8)	(8)%
Internal, sublet and other	58.5	55.6	2.9	5%
Total gross profit	$223.9	$212.9	$11.0	5%

Gross profit as a % of revenue
Customer pay	56.2%	55.6%	60	bps
Warranty	59.7%	58.7%	100	bps
Wholesale parts	17.6%	17.8%	(20)	bps
Internal, sublet and other	48.2%	48.9%	(70)	bps
Total gross profit as a % of revenue	50.1%	49.5%	60	bps

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
Our consolidated reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$169.0	$168.6	$0.4	—%
Total combined retail new and used vehicle unit sales	70,198	71,188	(990)	(1)%
Gross profit per retail unit (excludes fleet)	$2,407	$2,369	$38	2%

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2023 and 2024, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for a more meaningful comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,435.5	$1,398.8	$36.7	3%
Acquisitions, open points, dispositions and holding company	4.4	22.2	(17.8)	NM
Total as reported	$1,439.9	$1,421.0	$18.9	1%

Fleet new vehicle revenue:
Same store	$19.6	$18.9	$0.7	4%
Acquisitions, open points, dispositions and holding company	—	(0.1)	0.1	NM
Total as reported	$19.6	$18.8	$0.8	4%

Total new vehicle revenue:
Same store	$1,455.1	$1,417.7	$37.4	3%
Acquisitions, open points, dispositions and holding company	4.4	22.1	(17.7)	NM
Total as reported	$1,459.5	$1,439.8	$19.7	1%

Retail new vehicle gross profit:
Same store	$93.7	$132.3	$(38.6)	(29)%
Acquisitions, open points, dispositions and holding company	0.4	1.7	(1.3)	NM
Total as reported	$94.1	$134.0	$(39.9)	(30)%

Fleet new vehicle gross profit:
Same store	$0.7	$0.9	$(0.2)	(22)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$0.7	$0.9	$(0.2)	(22)%

Total new vehicle gross profit:
Same store	$94.4	$133.2	$(38.8)	(29)%
Acquisitions, open points, dispositions and holding company	0.4	1.7	(1.3)	NM
Total as reported	$94.8	$134.9	$(40.1)	(30)%

Retail new vehicle unit sales:
Same store	25,225	24,053	1,172	5%
Acquisitions, open points, dispositions and holding company	72	486	(414)	NM
Total as reported	25,297	24,539	758	3%

Fleet new vehicle unit sales:
Same store	379	441	(62)	(14)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	379	441	(62)	(14)%

Total new vehicle unit sales:
Same store	25,604	24,494	1,110	5%
Acquisitions, open points, dispositions and holding company	72	486	(414)	NM
Total as reported	25,676	24,980	696	3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,439.9	$1,421.0	$18.9	1%
Fleet new vehicle revenue	19.6	18.8	0.8	4%
Total new vehicle revenue	$1,459.5	$1,439.8	$19.7	1%

Retail new vehicle gross profit	$94.1	$134.0	$(39.9)	(30)%
Fleet new vehicle gross profit	0.7	0.9	(0.2)	(22)%
Total new vehicle gross profit	$94.8	$134.9	$(40.1)	(30)%

Retail new vehicle unit sales	25,297	24,539	758	3%
Fleet new vehicle unit sales	379	441	(62)	(14)%
Total new vehicle unit sales	25,676	24,980	696	3%

Revenue per new retail unit	$56,921	$57,907	$(986)	(2)%
Revenue per new fleet unit	$51,708	$42,680	$9,028	21%
Total revenue per new unit	$56,844	$57,638	$(794)	(1)%

Gross profit per new retail unit	$3,722	$5,463	$(1,741)	(32)%
Gross profit per new fleet unit	$1,706	$2,020	$(314)	(16)%
Total gross profit per new unit	$3,692	$5,402	$(1,710)	(32)%

Retail gross profit as a % of revenue	6.5%	9.4%	(290)	bps
Fleet gross profit as a % of revenue	3.3%	4.7%	(140)	bps
Total new vehicle gross profit as a % of revenue	6.5%	9.4%	(290)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,435.5	$1,398.8	$36.7	3%
Fleet new vehicle revenue	19.6	18.9	0.7	4%
Total new vehicle revenue	$1,455.1	$1,417.7	$37.4	3%

Retail new vehicle gross profit	$93.7	$132.3	$(38.6)	(29)%
Fleet new vehicle gross profit	0.7	0.9	(0.2)	(22)%
Total new vehicle gross profit	$94.4	$133.2	$(38.8)	(29)%

Retail new vehicle unit sales	25,225	24,053	1,172	5%
Fleet new vehicle unit sales	379	441	(62)	(14)%
Total new vehicle unit sales	25,604	24,494	1,110	5%

Revenue per new retail unit	$56,909	$58,157	$(1,248)	(2)%
Revenue per new fleet unit	$51,708	$42,680	$9,028	21%
Total revenue per new unit	$56,832	$57,878	$(1,046)	(2)%

Gross profit per new retail unit	$3,716	$5,499	$(1,783)	(32)%
Gross profit per new fleet unit	$1,706	$2,020	$(314)	(16)%
Total gross profit per new unit	$3,686	$5,437	$(1,751)	(32)%

Retail gross profit as a % of revenue	6.5%	9.5%	(300)	bps
Fleet gross profit as a % of revenue	3.3%	4.7%	(140)	bps
Total new vehicle gross profit as a % of revenue	6.5%	9.4%	(290)	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Retail new vehicle revenue increased 3%, due primarily to a 5% increase in retail new vehicle unit sales volume, partially offset by a 2% decrease in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $38.6 million, or 29%, as a result of lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,783 per unit, or 32%, to $3,716 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$726.0	$753.9	$(27.9)	(4)%
Acquisitions, open points, dispositions and holding company	3.3	13.7	(10.4)	NM
Total as reported	$729.3	$767.6	$(38.3)	(5)%

Retail used vehicle gross profit:
Same store	$40.5	$40.1	$0.4	1%
Acquisitions, open points, dispositions and holding company	0.3	0.7	(0.4)	NM
Total as reported	$40.8	$40.8	$—	—%

Retail used vehicle unit sales:
Same store	25,552	24,601	951	4%
Acquisitions, open points, dispositions and holding company	114	506	(392)	NM
Total as reported	25,666	25,107	559	2%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$729.3	$767.6	$(38.3)	(5)%
Gross profit	$40.8	$40.8	$—	—%
Unit sales	25,666	25,107	559	2%
Revenue per unit	$28,418	$30,573	$(2,155)	(7)%
Gross profit per unit	$1,592	$1,626	$(34)	(2)%
Gross profit as a % of revenue	5.6%	5.3%	30	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$726.0	$753.9	$(27.9)	(4)%
Gross profit	$40.5	$40.1	$0.4	1%
Unit sales	25,552	24,601	951	4%
Revenue per unit	$28,414	$30,646	$(2,232)	(7)%
Gross profit per unit	$1,585	$1,631	$(46)	(3)%
Gross profit as a % of revenue	5.6%	5.3%	30	bps

Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Retail used vehicle revenue decreased approximately $27.9 million, or 4%, driven primarily by a 7% decrease in retail used vehicle average selling prices, partially offset by a 4% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit increased approximately $0.4 million, or 1%, driven primarily by a 4% increase in retail used vehicle unit sales volume, partially offset by a $46 per unit, or 3%, decrease in retail used vehicle gross profit per unit during the first quarter of 2024 due primarily to higher inventory acquisition costs and increased price competition as a result of ongoing consumer affordability challenges.
Wholesale Vehicles – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$48.4	$57.6	$(9.2)	(16)%
Acquisitions, open points, dispositions and holding company	0.2	0.8	(0.6)	NM
Total as reported	$48.6	$58.4	$(9.8)	(17)%

Total wholesale vehicle gross profit (loss):
Same store	$(0.2)	$1.8	$(2.0)	(111)%
Acquisitions, open points, dispositions and holding company	—	0.1	(0.1)	NM
Total as reported	$(0.2)	$1.9	$(2.1)	(111)%

Total wholesale vehicle unit sales:
Same store	5,094	5,389	(295)	(5)%
Acquisitions, open points, dispositions and holding company	11	94	(83)	NM
Total as reported	5,105	5,483	(378)	(7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$48.6	$58.4	$(9.8)	(17)%
Gross profit (loss)	$(0.2)	$1.9	$(2.1)	(111)%
Unit sales	5,105	5,483	(378)	(7)%
Revenue per unit	$9,482	$10,637	$(1,155)	(11)%
Gross profit (loss) per unit	$(36)	$324	$(360)	(111)%
Gross profit (loss) as a % of revenue	(0.4)%	3.0%	(340)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$48.4	$57.6	$(9.2)	(16)%
Gross profit (loss)	$(0.2)	$1.8	$(2.0)	(111)%
Unit sales	5,094	5,389	(295)	(5)%
Revenue per unit	$9,487	$10,679	$(1,192)	(11)%
Gross profit (loss) per unit	$(36)	$346	$(382)	(110)%
Gross profit (loss) as a % of revenue	(0.4)%	3.2%	(360)	bps

Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Wholesale vehicle revenue decreased approximately $9.2 million, or 16%, driven primarily by an 11% decrease in wholesale vehicle revenue per unit and a 5% decrease in wholesale vehicle unit sales volume during the first quarter of 2024. Wholesale vehicle gross profit (loss) worsened approximately $2.0 million, driven primarily by a $382 per unit, or 110%, worsening of wholesale vehicle gross profit (loss) per unit as a result of lower wholesale auction prices.
Fixed Operations – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$438.6	$417.8	$20.8	5%
Acquisitions, open points, dispositions and holding company	1.3	6.0	(4.7)	NM
Total as reported	$439.9	$423.8	$16.1	4%

Total Fixed Operations gross profit:
Same store	$219.6	$206.3	$13.3	6%
Acquisitions, open points, dispositions and holding company	1.2	3.3	(2.1)	NM
Total as reported	$220.8	$209.6	$11.2	5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$208.3	$200.8	$7.5	4%
Warranty	64.1	58.6	5.5	9%
Wholesale parts	50.6	54.3	(3.7)	(7)%
Internal, sublet and other	116.9	110.1	6.8	6%
Total revenue	$439.9	$423.8	$16.1	4%

Gross profit
Customer pay	$117.2	$111.6	$5.6	5%
Warranty	38.2	34.4	3.8	11%
Wholesale parts	8.8	9.7	(0.9)	(9)%
Internal, sublet and other	56.6	53.9	2.7	5%
Total gross profit	$220.8	$209.6	$11.2	5%

Gross profit as a % of revenue
Customer pay	56.3%	55.6%	70	bps
Warranty	59.6%	58.7%	90	bps
Wholesale parts	17.6%	17.8%	(20)	bps
Internal, sublet and other	48.2%	49.0%	(80)	bps
Total gross profit as a % of revenue	50.2%	49.5%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$207.5	$198.3	$9.2	5%
Warranty	63.8	57.3	6.5	11%
Wholesale parts	50.5	53.8	(3.3)	(6)%
Internal, sublet and other	116.8	108.4	8.4	8%
Total revenue	$438.6	$417.8	$20.8	5%

Gross profit
Customer pay	$116.7	$110.4	$6.3	6%
Warranty	38.0	33.7	4.3	13%
Wholesale parts	8.9	9.6	(0.7)	(7)%
Internal, sublet and other	56.0	52.6	3.4	6%
Total gross profit	$219.6	$206.3	$13.3	6%

Gross profit as a % of revenue
Customer pay	56.3%	55.6%	70	bps
Warranty	59.6%	58.8%	80	bps
Wholesale parts	17.6%	17.8%	(20)	bps
Internal, sublet and other	47.9%	48.5%	(60)	bps
Total gross profit as a % of revenue	50.1%	49.4%	70	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Fixed Operations revenue increased approximately $20.8 million, or 5%, and Fixed Operations gross profit increased approximately $13.3 million, or 6%. Customer pay gross profit increased approximately $6.3 million, or 6%, warranty gross profit increased approximately $4.3 million, or 13%, wholesale parts gross profit decreased approximately $0.7 million, or 7%, and internal, sublet and other gross profit increased approximately $3.4 million, or 6%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs), and are currently operating above pre-pandemic levels and expect to continue to see growth in Fixed Operations revenues and gross profit throughout 2024.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$119.3	$115.3	$4.0	3%
Acquisitions, open points, dispositions and holding company	0.3	1.8	(1.5)	NM
Total as reported	$119.6	$117.1	$2.5	2%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,350	$2,370	$(20)	(1)%
Reported	$2,348	$2,360	$(12)	(1)%

Total combined retail new and used vehicle unit sales:
Same store	50,777	48,654	2,123	4%
Acquisitions, open points, dispositions and holding company	186	992	(806)	NM
Total as reported	50,963	49,646	1,317	3%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$119.6	$117.1	$2.5	2%
Total combined retail new and used vehicle unit sales	50,963	49,646	1,317	3%
Gross profit per retail unit (excludes fleet)	$2,348	$2,360	$(12)	(1)%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$119.3	$115.3	$4.0	4%
Total combined retail new and used vehicle unit sales	50,777	48,654	2,123	4%
Gross profit per retail unit (excludes fleet)	$2,350	$2,370	$(20)	(1)%

Same Store Franchised Dealerships Segment F&I – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
F&I revenue increased approximately $4.0 million, or 4%, due primarily to an increase in total combined retail new and used vehicle unit sales volume, offset partially by a 1% decrease in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $20 per unit to $2,350 per unit, due primarily to a decrease in the other aftermarket contract penetration rate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Finance contract revenue for combined retail new and used vehicles remained flat year over year, due primarily to a 240-basis point increase in the finance contract penetration rate offset by a 7% decrease in gross profit per finance contract. Service contract revenue for combined retail new and used vehicles increased 18%, due primarily to an 11% increase in gross profit per service contract and a 100-basis point increase in the service contract penetration rate. Other aftermarket contract revenue for combined retail new and used vehicles increased 7%, due primarily to an 8% increase in gross profit per other aftermarket contract, partially offset by a 670-basis point decrease in the other aftermarket contract penetration rate.

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
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and closed market basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$473.2	$433.7	$39.5	9%
Closed stores	9.7	138.8	(129.1)	NM
Total as reported	$482.9	$572.5	$(89.6)	(16)%

Total retail used vehicle gross profit (loss):
Same market	$5.6	$(9.8)	$15.4	157%
Closed stores	(0.3)	(2.0)	1.7	NM
Total as reported	$5.3	$(11.8)	$17.1	145%

Total retail used vehicle unit sales:
Same market	17,618	15,551	2,067	13%
Closed stores	363	4,429	(4,066)	NM
Total as reported	17,981	19,980	(1,999)	(10)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and closed market basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$47.5	$38.3	$9.2	24%
Closed stores	0.4	11.7	(11.3)	NM
Total as reported	$47.9	$50.0	$(2.1)	(4)%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$482.9	$572.5	$(89.6)	(16)%
Retail used vehicle gross profit (loss)	$5.3	$(11.8)	$17.1	150%
Retail used vehicle unit sales	17,981	19,980	(1,999)	(10)%
Retail used vehicle revenue per unit	$26,854	$28,653	$(1,799)	(6)%
F&I revenue	$47.9	$50.0	$(2.1)	(4)%
Combined retail used vehicle gross profit and F&I revenue	$53.2	$38.2	$15.0	39%
Combined retail used vehicle and F&I gross profit per unit	$2,955	$1,906	$1,049	55%

Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$473.2	$433.7	$39.5	9%
Retail used vehicle gross profit (loss)	$5.6	$(9.8)	$15.4	157%
Retail used vehicle unit sales	17,618	15,551	2,067	13%
Retail used vehicle revenue per unit	$26,859	$27,889	$(1,030)	(4)%
F&I revenue	$47.5	$38.3	$9.2	24%
Combined retail used vehicle gross profit and F&I revenue	$53.1	$28.5	$24.6	86%
Combined retail used vehicle and F&I gross profit per unit	$3,018	$1,833	$1,185	65%

Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Retail used vehicle revenue increased approximately $39.5 million, or 9%, due primarily to a 13% increase in retail used vehicle unit sales volume, offset partially by a 4% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $24.6 million, or 86%, due primarily to a $9.2 million, or 24%, increase in F&I revenue. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to improvement in inventory acquisition cost as a result of lower wholesale auction prices, sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and closed market basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$25.5	$17.9	$7.6	42%
Closed stores	3.1	9.1	(6.0)	NM
Total as reported	$28.6	$27.0	$1.6	6%

Total wholesale vehicle gross profit (loss):
Same market	$0.1	$1.2	$(1.1)	(92)%
Closed stores	(0.7)	(0.1)	(0.6)	NM
Total as reported	$(0.6)	$1.1	$(1.7)	(155)%

Total wholesale vehicle unit sales:
Same market	2,785	2,119	666	31%
Closed stores	209	797	(588)	NM
Total as reported	2,994	2,916	78	3%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$28.6	$27.0	$1.6	6%
Gross profit (loss)	$(0.6)	$1.1	$(1.7)	(155)%
Unit sales	2,994	2,916	78	3%
Revenue per unit	$9,578	$9,279	$299	3%
Gross profit (loss) per unit	$(168)	$427	$(595)	NM
Gross profit (loss) as a % of revenue	(1.8)%	4.6%	(640)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$25.5	$17.9	$7.6	42%
Gross profit (loss)	$0.1	$1.2	$(1.1)	(92)%
Unit sales	2,785	2,119	666	31%
Revenue per unit	$9,155	$8,475	$680	8%
Gross profit (loss) per unit	$21	$558	$(537)	(96)%
Gross profit (loss) as a % of revenue	0.2%	6.6%	(640)	bps

Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Same market wholesale vehicle revenue increased approximately $7.6 million, or 42%, due primarily to an 8% increase in wholesale vehicle revenue per unit, combined with a 31% increase in wholesale vehicle unit sales volume. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

Results of Operations – Powersports Segment
As a result of acquisitions since the beginning of 2023, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. Our Powersports Segment results are subject to seasonal variations, such that the second and third quarters are generally expected to contribute higher revenues and segment income than the first and fourth quarters.
New Vehicles – Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$15.3	$20.6	$(5.3)	(26)%
Acquisitions	0.6	0.2	0.4	NM
Total as reported	$15.9	$20.8	$(4.9)	(24)%

Total retail new vehicle gross profit:
Same store	$2.1	$3.9	$(1.8)	(46)%
Acquisitions	0.2	0.1	0.1	NM
Total as reported	$2.3	$4.0	$(1.7)	(43)%

Total retail new vehicle unit sales:
Same store	828	1,100	(272)	(25)%
Acquisitions	17	7	10	NM
Total as reported	845	1,107	(262)	(24)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$15.9	$20.8	$(4.9)	(24)%
Gross profit	$2.3	$4.0	$(1.7)	(43)%
Unit sales	845	1,107	(262)	(24)%
Revenue per unit	$18,781	$18,793	$(12)	—%
Gross profit per unit	$2,676	$3,573	$(897)	(25)%
Gross profit as a % of revenue	14.2%	19.0%	(480)	bps

Our Powersports Segment same store retail new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$15.3	$20.6	$(5.3)	(26)%
Gross profit	$2.1	$3.9	$(1.8)	(46)%
Unit sales	828	1,100	(272)	(25)%
Revenue per unit	$18,512	$18,740	$(228)	(1)%
Gross profit per unit	$2,553	$3,549	$(996)	(28)%
Gross profit as a % of revenue	13.8%	18.9%	(510)	bps

Same Store Powersports Segment Retail New Vehicles – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Retail new vehicle revenue decreased 26%, due primarily to a 25% decrease in retail new vehicle unit sales volume and a 1% decrease in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $1.8 million, or 46%, as a result of lower retail new vehicle unit sales volume and lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $996 per unit, or 28%, to $2,553 per unit, due primarily to higher inventory invoice cost and changes in brand mix.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$2.7	$4.3	$(1.6)	(37)%
Acquisitions	0.7	0.5	0.2	NM
Total as reported	$3.4	$4.8	$(1.4)	(29)%

Retail used vehicle gross profit:
Same store	$0.7	$0.9	$(0.2)	(22)%
Acquisitions	0.2	0.1	0.1	NM
Total as reported	$0.9	$1.0	$(0.1)	(10)%

Retail used vehicle unit sales:
Same store	336	401	(65)	(16)%
Acquisitions	73	43	30	NM
Total as reported	409	444	(35)	(8)%
NM = Not Meaningful

Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$3.4	$4.8	$(1.4)	(30)%
Gross profit	$0.9	$1.0	$(0.1)	(10)%
Unit sales	409	444	(35)	(8)%
Revenue per unit	$8,238	$10,864	$(2,626)	(24)%
Gross profit per unit	$2,185	$2,328	$(143)	(6)%
Gross profit as a % of revenue	26.5%	21.4%	510	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$2.7	$4.3	$(1.6)	(37)%
Gross profit	$0.7	$0.9	$(0.2)	(22)%
Unit sales	336	401	(65)	(16)%
Revenue per unit	$8,180	$10,805	$(2,625)	(24)%
Gross profit per unit	$2,202	$2,274	$(72)	(3)%
Gross profit as a % of revenue	26.9%	21.0%	590	bps
Same Store Powersports Segment Retail Used Vehicles – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Retail used vehicle revenue decreased 37%, due primarily to a 24% decrease in retail used vehicle average selling prices and a 16% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $0.2 million, or 22%, as a result of lower retail used vehicle unit sales volume and lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $72 per unit, or 3%, to $2,202 per unit, due primarily to lower average retail selling prices.
Wholesale Vehicles – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$0.3	$0.1	$0.2	200%
Acquisitions	(0.2)	0.1	(0.3)	NM
Total as reported	$0.1	$0.2	$(0.1)	(50)%

Total wholesale vehicle gross profit (loss):
Same store	$0.1	$(0.1)	$0.2	200%
Acquisitions	(0.1)	0.1	(0.2)	NM
Total as reported	$—	$—	$—	—%

Total wholesale vehicle unit sales:
Same store	10	6	4	67%
Acquisitions	3	1	2	NM
Total as reported	13	7	6	86%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$0.1	$0.2	$(0.1)	(50)%
Gross profit (loss)	$—	$—	$—	—%
Unit sales	13	7	6	86%
Revenue per unit	$17,408	$13,993	$3,415	24%
Gross profit (loss) per unit	$(2,798)	$(125)	$(2,673)	NM
Gross profit (loss) as a % of revenue	(16.1)%	(0.9)%	(1,520)	bps

Our Powersports Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$0.3	$0.1	$0.2	200%
Gross profit (loss)	$0.1	$(0.1)	$0.2	200%
Unit sales	10	6	4	67%
Revenue per unit	$21,755	$16,075	$5,680	35%
Gross profit (loss) per unit	$(3,637)	$(145)	$(3,492)	NM
Gross profit (loss) as a % of revenue	(16.7)%	(0.9)%	(1,580)	bps

Same Store Powersports Segment Wholesale Vehicles – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Same store wholesale vehicle revenue increased approximately $0.2 million, due to higher wholesale vehicle unit sales volume and higher wholesale vehicle average selling prices. Same store wholesale vehicle gross profit (loss) improved approximately $0.2 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$6.1	$6.4	$(0.3)	(5)%
Acquisitions	0.7	0.3	0.4	NM
Total as reported	$6.8	$6.7	$0.1	1%

Total Fixed Operations gross profit:
Same store	$2.8	$3.2	$(0.4)	(13)%
Acquisitions	0.3	0.1	0.2	NM
Total as reported	$3.1	$3.3	$(0.2)	(6)%
NM = Not Meaningful

Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$1.9	$2.6	$(0.7)	(27)%
Warranty	0.4	0.3	0.1	33%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	4.3	3.7	0.6	16%
Total revenue	$6.8	$6.7	$0.1	1%

Gross profit
Customer pay	$0.8	$1.4	$(0.6)	(43)%
Warranty	0.3	0.2	0.1	50%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	1.9	1.7	0.2	12%
Total gross profit	$3.1	$3.3	$(0.2)	(6)%

Gross profit as a % of revenue
Customer pay	43.6%	55.1%	(1,150)	bps
Warranty	70.8%	56.7%	1,410	bps
Wholesale parts	25.5%	20.5%	500	bps
Internal, sublet and other	46.1%	45.9%	20	bps
Total gross profit as a % of revenue	46.4%	48.9%	(250)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$1.7	$2.5	$(0.8)	(32)%
Warranty	0.4	0.3	0.1	33%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	3.8	3.5	0.3	9%
Total revenue	$6.1	$6.4	$(0.3)	(5)%

Gross profit
Customer pay	$0.7	$1.4	$(0.7)	(50)%
Warranty	0.3	0.2	0.1	50%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	1.7	1.6	0.1	6%
Total gross profit	$2.8	$3.2	$(0.4)	(13)%

Gross profit as a % of revenue
Customer pay	42.4%	55.0%	(1,260)	bps
Warranty	70.5%	56.5%	1,400	bps
Wholesale parts	25.5%	20.5%	500	bps
Internal, sublet and other	44.7%	45.7%	(100)	bps
Total gross profit as a % of revenue	46.6%	49.1%	(250)	bps
Same Store Powersports Segment Fixed Operations – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Same store Fixed Operations revenue decreased approximately $0.3 million, or 5%, and same store Fixed Operations gross profit decreased approximately $0.4 million, or 13%, primarily due to lower parts and accessories volume and higher inventory costs of parts and accessories. Same store customer pay revenue decreased approximately $0.8 million, or 32%, and same store customer pay gross profit decreased approximately $0.7 million, or 50%. Same store warranty revenue increased approximately $0.1 million, or 33%, and same store warranty gross profit increased approximately $0.1 million, or 50%. Same store wholesale parts revenue increased approximately $0.1 million, or 100%, and same store wholesale parts gross profit increased approximately $0.1 million, or 100%. Same store internal, sublet and other revenue increased approximately $0.3 million, or 9%, and same store internal, sublet and other gross profit increased approximately $0.1 million, or 6%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	1.4	1.5	$(0.1)	(7)%
Acquisitions	0.1	—	0.1	NM
Total as reported	1.5	1.5	$—	—%

Total F&I gross profit per retail unit (excludes fleet):
Same store	1,225	981	$244	25%
Reported	1,197	980	$217	22%

Total combined retail new and used vehicle unit sales:
Same store	1,164	1,501	(337)	(22)%
Acquisitions	90	50	40	NM
Total as reported	1,254	1,551	(297)	(19)%
NM = Not Meaningful

Our Powersports Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$1.5	$1.5	$—	—%
Total combined retail new and used vehicle unit sales	1,254	1,551	(297)	(19)%
Gross profit per retail unit (excludes fleet)	$1,197	$980	$217	22%

Our Powersports Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$1.4	$1.5	$(0.1)	(7)%
Total combined retail new and used vehicle unit sales	1,164	1,501	$(337)	(22)%
Gross profit per retail unit (excludes fleet)	$1,225	$981	$244	25%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Powersports Segment F&I – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Same store F&I revenue decreased approximately $0.1 million, or 7%, primarily due to a 22% decrease in retail new and used vehicle unit sales volume. Same store F&I gross profit per retail unit increased $244 per unit, or 25%, to $1,225 per unit, primarily due to an increase in gross profit per other aftermarket contract. Same store finance contract revenue decreased 13%, primarily due to lower retail new and used vehicle unit sales volume, offset partially by a 350-basis point increase in the combined new and used vehicle finance contract penetration rate. Same store service contract revenue decreased 8%, primarily due to a 12% decrease in retail new and used vehicle service contract unit sales volume, offset partially by a 6% increase in gross profit per service contract and a 380-basis point increase in the service contract penetration rate. Same store other aftermarket contract revenue increased 12%, driven primarily by a 48% increase in gross profit per other aftermarket contract and a 110-basis point increase in the other aftermarket contract penetration rate, offset partially by a 24% decrease in retail new and used vehicle unit sales volume.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following table of financial data, total segment income (loss) (defined as income (loss) before taxes and impairment charges for each reportable segment) of the reportable segments is reconciled to consolidated income (loss) before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,439.9	$1,421.0	$18.9	1%
Fleet new vehicles	19.6	18.8	0.8	4%
Total new vehicles	$1,459.5	$1,439.8	$19.7	1%
Used vehicles	729.3	767.6	(38.3)	(5)%
Wholesale vehicles	48.6	58.4	(9.8)	(17)%
Parts, service and collision repair	439.9	423.8	16.1	4%
Finance, insurance and other, net	119.6	117.1	2.5	2%
Franchised Dealerships Segment revenues	$2,796.9	$2,806.7	$(9.8)	—%

EchoPark Segment revenues:
Retail new vehicles	$—	$1.0	$(1.0)	(100)%
Used vehicles	482.9	572.5	(89.6)	(16)%
Wholesale vehicles	28.6	27.0	1.6	6%
Finance, insurance and other, net	47.9	50.0	(2.1)	(4)%
EchoPark Segment revenues	$559.4	$650.5	$(91.1)	(14)%

Powersports Segment revenues:
Retail new vehicles	$15.9	$20.8	$(4.9)	(24)%
Used vehicles	3.4	4.8	(1.4)	(29)%
Wholesale vehicles	0.1	0.2	(0.1)	(50)%
Parts, service and collision repair	6.8	6.7	0.1	1%
Finance, insurance and other, net	1.5	1.5	—	—%
Powersports Segment revenues	$27.7	$34.0	$(6.3)	(19)%

Total consolidated revenues	$3,384.0	$3,491.2	$(107.2)	(3)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$62.7	$109.8	$(47.1)	(43)%
EchoPark Segment (3)	(2.9)	(46.8)	43.9	94%
Powersports Segment	(2.3)	0.6	(2.9)	(483)%
Total segment income (loss)	$57.5	$63.6	$(6.1)	(10)%
Impairment charges (4)	(1.0)	—	(1.0)	(100)%
Income (loss) before taxes	$56.5	$63.6	$(7.1)	(11)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	50,963	49,646	1,317	3%
EchoPark Segment	17,981	19,991	(2,010)	(10)%
Powersports Segment	1,254	1,551	(297)	(19)%
Total retail new and used vehicle unit sales volume	70,198	71,188	(990)	(1)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended March 31, 2024, amount includes approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of pre-tax impairment charges related to property and equipment.
(3)For the three months ended March 31, 2024, amount includes approximately $2.1 million of pre-tax charges for severance and long-term compensation expense and approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations. For the three months ended March 31, 2023, amount includes approximately $2.0 million of pre-tax charges for long-term compensation expense.
(4)For the three months ended March 31, 2024, amount includes approximately $1.0 million of pre-tax property and equipment charges for the Franchised Dealerships Segment.

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
The following table sets forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$247.3	$258.8	$11.5	4%
Advertising	22.3	26.1	3.8	15%
Rent	9.3	11.3	2.0	18%
Other	113.3	116.6	3.3	3%
Total SG&A expenses	$392.2	$412.8	$20.6	5%

SG&A expenses as a % of gross profit:
Compensation	46.1%	46.7%	60	bps
Advertising	4.2%	4.7%	50	bps
Rent	1.7%	2.0%	30	bps
Other	21.1%	21.2%	10	bps
Total SG&A expenses as a % of gross profit	73.1%	74.6%	150	bps

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Overall SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to the closure of certain EchoPark and Northwest Motorsport locations since the first quarter of 2023. Compensation expense decreased in both dollar amount and as a percentage of gross profit. Advertising expense decreased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions, including higher inventory availability and lower new vehicle gross profit levels. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased and the closure of stores in the EchoPark Segment. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to a decrease of $9.7 million in building maintenance.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SG&A expenses for the three months ended March 31, 2024 included approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of pre-tax impairment charges related to property and equipment for the Franchised Dealerships Segment. For the EchoPark Segment, SG&A expenses for the three months ended March 31, 2024 also included approximately $2.1 million of pre-tax charges for severance and long-term compensation expense and approximately $2.1 million of pre-tax charges related to closed store accrued expenses in connection with the indefinite suspension of operations at certain EchoPark locations. SG&A expenses for the three months ended March 31, 2023, amount includes approximately $2.0 million of pre-tax charges for long-term compensation expense.
Impairment Charges – Consolidated
Impairment charges were approximately $1.0 million for the three months ended March 31, 2024, related to capitalized information technology project costs that were abandoned when we closed the remaining Northwest Motorsport stores in January 2024. There were no impairment charges for the three months ended March 31, 2023.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $2.0 million, or 6%, during the three months ended March 31, 2024, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark and powersports stores.
Interest Expense, Floor Plan – Consolidated
We typically maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) that earns interest income based on the floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense. The below discussion of interest expense, floor plan includes the effect of interest income earned on the floor plan deposit balance, unless otherwise noted. Our interest expense, floor plan fluctuates with changes in our outstanding borrowing and associated interest rates, which are variable based on SOFR or the U.S. prime rate, plus a credit spread.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Interest expense, floor plan for new vehicles increased approximately $6.8 million. The average interest rate applied to the new vehicle floor plan increased in the three months ended March 31, 2024, resulting in $5.5 million of the overall increase. The average new vehicle floor plan notes payable balance increased approximately $102.9 million, which resulted in $1.3 million of the overall increase.
Interest expense, floor plan for used vehicles decreased approximately $1.1 million including the effect of interest income earned on the floor plan deposit balance, which contributed to $0.5 million of this decrease. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles decreased approximately $0.6 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan decreased in the three months ended March 31, 2024, driving $0.8 million of the overall decrease. The average used vehicle floor plan notes payable balance increased approximately $10.0 million, which increased used vehicle floor plan interest expense by approximately $0.2 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the table below:

	Three Months Ended March 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Stated/coupon interest	$22.5	$22.7	$0.2	1%
Deferred loan cost amortization	1.6	1.6	—	—%
Interest rate hedge expense (benefit)	0.2	0.4	0.2	50%
Capitalized interest	(0.6)	(0.6)	—	—%
Interest on finance lease liabilities	5.3	4.2	(1.1)	(26)%
Other interest	—	0.1	0.1	100%
Total interest expense, other, net	$29.0	$28.4	$(0.6)	(2)%

Interest expense, other, net increased approximately $0.6 million, or 2%, during the three months ended March 31, 2024. The increase was primarily related to higher interest on finance lease liabilities as a result of a rising interest rate environment.
Income Taxes
The overall effective income tax rate was 27.0% for the three months ended March 31, 2024 and 25.0% for the three months ended March 31, 2023. Sonic’s effective income tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to service debt, meet lease obligations, manage working capital requirements, make facility and other capital improvements, pay dividends on our common stock, finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected by business performance and could result in failure to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2024, we had approximately $264.1 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$15.1	$28.9
Floor plan deposit balance	320.0	345.0
Availability under the Revolving Credit Facility	338.5	298.6
Availability under the Mortgage Facility	173.0	173.0
Total available liquidity resources	$846.6	$845.5
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $320.0 million as of March 31, 2024 and $345.0 million as of December 31, 2023 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with: (1) certain manufacturer captive finance companies (classified as notes payable - floor plan - trade in the accompanying unaudited condensed consolidated balance sheets) and (2) a syndicate of manufacturer-affiliated captive finance companies and commercial banks (classified as notes payable - floor plan - non-trade in the accompanying unaudited condensed consolidated balance sheets). These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, as applicable. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 5.82% and 4.53% for the three months ended March 31, 2024 and 2023, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rate for our combined new and used vehicle floor plan facilities was 7.14% and 5.82% for the three months ended March 31, 2024 and 2023, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $14.4 million and $12.7 million in manufacturer assistance in the three months ended March 31, 2024 and 2023, respectively. We recognized in cost of sales approximately $15.0 million and $13.1 million in manufacturer assistance in the three months ended March 31, 2024 and 2023, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the three months ended March 31, 2024 were approximately $43.8 million, including approximately $43.0 million related to our Franchised Dealerships Segment, approximately $0.4 million related to our EchoPark Segment and approximately $0.4 million related to our Powersports Segment. Of the total capital expenditures, approximately $32.0 million was related to facility construction projects, approximately $1.4 million was related to acquisitions of real estate (land and buildings) and approximately $10.4 million was for other fixed assets utilized in our operations.
All of the $43.8 million in gross capital expenditures in the three months ended March 31, 2024 was funded through existing cash balances. As of March 31, 2024, commitments for facility construction projects totaled approximately $28.3 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2024, we repurchased approximately 0.5 million shares of our Class A Common Stock for approximately $27.0 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of March 31, 2024, our total remaining share repurchase authorization was approximately $259.7 million. Under the Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2024, we had approximately $264.1 million of net income and retained earnings free of such restrictions.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dividends
During the three months ended March 31, 2024, our Board of Directors approved a cash dividend of $0.30 per share on all outstanding shares of Class A and Class B Common Stock as of March 15, 2024, which was paid on April 15, 2024. Subsequent to March 31, 2024, our Board of Directors approved a cash dividend of $0.30 per share on all outstanding shares of Class A and Class B Common Stock as of June 14, 2024 to be paid on July 15, 2024. The Credit Facilities permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2024, we had approximately $264.1 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the three months ended March 31, 2024 was approximately $70.1 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables, and an increase in trade accounts payable and other liabilities, offset partially by an increase in inventories and a decrease in notes payable – floor plan – trade. Net cash used in operating activities in the three months ended March 31, 2023 was approximately $34.0 million. This use of cash was comprised primarily of an increase in inventories, offset partially by net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities.
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
Due to the presentation differences for changes in trade floor plan financing and non-trade floor plan financing in the accompanying unaudited condensed consolidated statements of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. Upon entering into the Floor Plan Facilities in April 2021, the majority of our outstanding floor plan liabilities were reclassified from trade floor plan liabilities to non-trade floor plan liabilities, resulting in a significant reclassification of related floor plan liability cash flows from operating activities to financing activities.
Net cash provided by combined trade and non-trade floor plan financing was approximately $13.4 million in the three months ended March 31, 2024. Net cash provided by combined trade and non-trade floor plan financing was approximately $193.0 million in the three months ended March 31, 2023. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $91.2 million and $154.8 million in the three months ended March 31, 2024 and 2023, respectively.
Cash Flows from Investing Activities – Net cash used in investing activities in the three months ended March 31, 2024 was approximately $39.4 million. This use of cash was comprised primarily of the purchase of land, property and equipment, partially offset by the proceeds from the sale of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2023 was approximately $107.5 million. This use of cash was comprised primarily of the purchase of a powersports business (including real property), net of cash acquired, and the purchase of land, property and equipment.

Cash Flows from Financing Activities – Net cash used in financing activities in the three months ended March 31, 2024 was approximately $44.5 million. This use of cash was comprised primarily of purchases of treasury stock and payments on long-term debt. Net cash provided by financing activities in the three months ended March 31, 2023 was approximately $72.5

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt.
One metric that management uses to measure operating performance is Adjusted EBITDA (a non-GAAP financial measure) for each of the Company’s reportable segments and on a consolidated basis. We believe Adjusted EBITDA enables our operating performance to be compared across reporting periods on a consistent basis by excluding non-floor plan financing costs, non-cash items such as depreciation and amortization, stock-based compensation expense, and impairment charges, and other items that may affect the comparability of reporting periods, including, but not limited to, gains or losses from acquisitions or dispositions, facility exit costs, severance and long-term compensation charges, and storm damage charges. This non-GAAP financial measure is reconciled to net income (loss) (the most directly comparable GAAP financial measure) in the table below:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$42.0				$47.7
Provision for income taxes				15.5				15.9
Income (loss) before taxes	$62.7	$(2.9)	$(2.3)	$57.5	$109.8	$(46.8)	$0.6	$63.6
Non-floor plan interest (1)	26.3	0.6	0.5	27.4	25.4	0.9	0.6	26.9
Depreciation & amortization (2)	31.5	5.4	1.0	37.9	28.2	7.0	0.7	35.9
Stock-based compensation expense	4.4	—	—	4.4	5.0	—	—	5.0
Impairment charges	1.0	—	—	1.0	—	—	—	—
Severance and long-term compensation charges	2.2	2.1	—	4.3	—	2.0	—	2.0
Closed store accrued expenses	—	2.1	—	2.1	—	—	—	—
Adjusted EBITDA (3)	$128.1	$7.3	$(0.8)	$134.6	$168.4	$(36.9)	$1.9	$133.4
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

Seasonality
Our operations are subject to seasonal variations. Due in part to our franchised dealerships brand mix and the seasonal nature of automotive retail, the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.
Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the Credit Facilities (or any replacements thereof), the Mortgage Facility (or any replacements thereof) and real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
We do not currently anticipate any materially negative changes to our cost of, or access to, capital over the next 12 months.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of March 31, 2024, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $6.4 million. Future sublease payments expected to be received related to these lease payments were approximately $6.2 million at March 31, 2024.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.0 million as of both March 31, 2024 and December 31, 2023. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2024.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both March 31, 2024 and December 31, 2023 was approximately $4.3 million. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the Revolving Credit Facility, the Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total net outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.7 billion at March 31, 2024. Based on that amount along with the notional value of interest rate caps in place on that date, a decrease of 100 basis points in the underlying interest rates would have reduced interest expense by approximately $3.8 million while a 100-basis point increase in rates would have resulted in approximately $2.8 million of additional interest expense for the three months ended March 31, 2024. Of those changes, approximately $2.9 million of the decrease and approximately $1.8 million of the increase would have resulted from the floor plan, net of offset. The difference between the increases and decreases results from the mitigating effect of the interest rate caps.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
January 2024	—	$—	—	$285.8
February 2024	0.2	$54.61	0.2	$276.2
March 2024	0.3	$52.68	0.3	$259.7
Total	0.5		0.5

(1)On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to March 31, 2024	(240.3)
Current remaining availability as of March 31, 2024	$259.7

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

Insider Trading Arrangements

On February 26, 2024, Jeff Dyke, Sonic’s President and a director, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Dyke’s trading plan, which has a duration of one year commencing upon the expiration of the applicable mandatory cooling-off period under Rule 10b5-1, provides for the sale of up to 31,734 shares of Sonic’s Class A Common Stock, subject to volume and pricing limits.

On February 26, 2024, Heath R. Byrd, Sonic’s Executive Vice President and Chief Financial Officer adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Byrd’s trading plan, which will commence on May 28, 2024 and expire on February 28, 2025, provides for the sale of up to 22,307 shares of Sonic’s Class A Common Stock, subject to volume and pricing limits.

None of our other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2024.

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

10.1
Sixth Amended and Restated Credit Agreement, dated as of March 13, 2024, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender a party thereto; and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle swing line lender, used vehicle swing line lender, l/c issuer and a lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 19, 2024 (File No. 001-13395)).

10.2
Fifth Amended and Restated Company Guaranty Agreement, dated as of March 13, 2024, by Sonic Automotive, Inc. to Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 19, 2024 (File No. 001-13395)).

10.3
Sixth Amended and Restated Subsidiary Guaranty Agreement, dated as of March 13, 2024, by the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 19, 2024 (File No. 001-13395)).

10.4
Sixth Amended and Restated Securities Pledge Agreement, dated as of March 13, 2024, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 19, 2024 (File No. 001-13395)).

10.5
Sixth Amended and Restated Escrow and Security Agreement, dated as of March 13, 2024, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed March 19, 2024 (File No. 001-13395)).

10.6
Sixth Amended and Restated Security Agreement, dated as of March 13, 2024, among Sonic Automotive, Inc., the subsidiaries of Sonic Automotive, Inc. named therein and Bank of America, N.A., as administrative agent for each of the lenders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed March 19, 2024 (File No. 001-13395)).

10.7
Fifth Amendment to Credit Agreement, dated as of March 22, 2024, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each financial institution party thereto; and PNC Bank, National Association, as administrative agent and a lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 27, 2024 (File No. 001-13395)).

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
______________________________
*Filed herewith.
**Furnished herewith

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

April 25, 2024	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

April 25, 2024	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer