Form 10-Q
period 2024-06-30
SONIC AUTOMOTIVE INC
filed 2024-08-08
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2024, there were 22,090,872 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you should not place undue reliance on these statements, and you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and in “Item 1A. Risk Factors” of this report and elsewhere herein, as well as:
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
•the rate and timing of recovery from, and the impact of, the CDK Global software outage and future cybersecurity incidents on our business;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,552.6	$1,608.2	$3,008.4	$3,051.0
Fleet new vehicles	26.2	28.3	45.8	47.1
Total new vehicles	1,578.8	1,636.5	3,054.2	3,098.1
Used vehicles	1,186.2	1,305.9	2,401.8	2,650.8
Wholesale vehicles	71.3	91.5	148.6	177.0
Total vehicles	2,836.3	3,033.9	5,604.6	5,925.9
Parts, service and collision repair	444.1	443.7	890.8	874.2
Finance, insurance and other, net	172.6	175.3	341.6	344.0
Total revenues	3,453.0	3,652.9	6,837.0	7,144.1
Cost of sales:
Retail new vehicles	(1,454.8)	(1,466.8)	(2,814.2)	(2,771.5)
Fleet new vehicles	(25.2)	(27.0)	(44.1)	(45.0)
Total new vehicles	(1,480.0)	(1,493.8)	(2,858.3)	(2,816.5)
Used vehicles	(1,141.5)	(1,274.4)	(2,310.1)	(2,589.3)
Wholesale vehicles	(71.9)	(92.5)	(149.9)	(174.9)
Total vehicles	(2,693.4)	(2,860.7)	(5,318.3)	(5,580.7)
Parts, service and collision repair	(220.5)	(223.3)	(443.4)	(440.9)
Total cost of sales	(2,913.9)	(3,084.0)	(5,761.7)	(6,021.6)
Gross profit	539.1	568.9	1,075.3	1,122.5
Selling, general and administrative expenses	(393.0)	(391.9)	(785.3)	(804.7)
Impairment charges	(1.4)	(62.6)	(2.4)	(62.6)
Depreciation and amortization	(37.0)	(36.1)	(73.2)	(70.5)
Operating income	107.7	78.3	214.4	184.7
Other income (expense):
Interest expense, floor plan	(22.2)	(17.0)	(42.5)	(31.5)
Interest expense, other, net	(29.3)	(28.9)	(58.3)	(57.3)
Other income (expense), net	(0.5)	0.1	(0.4)	0.2
Total other income (expense)	(52.0)	(45.8)	(101.2)	(88.6)
Income before taxes	55.7	32.5	113.2	96.1
Provision for income taxes - benefit (expense)	(14.5)	(9.1)	(30.0)	(25.0)
Net income	$41.2	$23.4	$83.2	$71.1

Basic earnings per common share:
Earnings per common share	$1.21	$0.66	$2.45	$2.00
Weighted-average common shares outstanding	34.0	35.3	34.0	35.6
Diluted earnings per common share:
Earnings per common share	$1.18	$0.65	$2.39	$1.95
Weighted-average common shares outstanding	34.9	36.0	34.8	36.5

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$41.2	$23.4	$83.2	$71.1
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	0.5	1.3	1.1	1.2
Total other comprehensive income (loss) before taxes	0.5	1.3	1.1	1.2
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(0.1)	(0.3)	(0.2)	(0.3)
Other comprehensive income (loss)	0.4	1.0	0.9	0.9
Comprehensive income	$41.6	$24.4	$84.1	$72.0

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$67.2	$28.9
Receivables, net	441.2	528.1
Inventories	1,952.3	1,578.3
Other current assets	455.5	385.1
Total current assets	2,916.2	2,520.4
Property and Equipment, net	1,593.1	1,601.0
Goodwill	253.7	253.8
Other Intangible Assets, net	417.4	417.4
Operating Right-of-Use Lease Assets	200.9	222.6
Finance Right-of-Use Lease Assets	300.5	236.6
Other Assets	122.4	112.8
Total Assets	$5,804.2	$5,364.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$164.3	$152.1
Notes payable - floor plan - non-trade	1,761.9	1,520.6
Trade accounts payable	219.8	149.8
Operating short-term lease liabilities	25.8	29.9
Finance short-term lease liabilities	11.3	10.2
Other accrued liabilities	362.2	370.2
Current maturities of long-term debt	105.7	60.1
Total current liabilities	2,651.0	2,292.9
Long-Term Debt	1,602.3	1,616.5
Other Long-Term Liabilities	87.1	89.6
Operating Long-Term Lease Liabilities	196.2	219.2
Finance Long-Term Lease Liabilities	322.9	254.5
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 69,279,034 shares issued and 22,090,872 shares outstanding at June 30, 2024; 68,618,393 shares issued and 21,931,785 shares outstanding at December 31, 2023	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2024 and December 31, 2023	0.1	0.1
Paid-in capital	871.6	855.4
Retained earnings	1,301.4	1,238.6
Accumulated other comprehensive income (loss)	2.5	1.6
Treasury stock, at cost; 47,188,162 Class A Common Stock shares held at June 30, 2024 and 46,686,608 Class A Common Stock shares held at December 31, 2023	(1,231.6)	(1,204.5)
Total Stockholders’ Equity	944.7	891.9
Total Liabilities and Stockholders’ Equity	$5,804.2	$5,364.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2023	68.3	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$832.0	$1,138.1	$1.5	$854.8
Shares awarded under stock compensation plans	0.1	—	—	—	—	—	2.4	—	—	2.4
Effect of cash flow hedge instruments, net of tax expense of $0.3	—	—	—	—	—	—	—	—	1.0	1.0
Stock compensation expense	—	—	—	—	—	—	5.4	—	—	5.4
Net income	—	—	—	—	—	—	—	23.4	—	23.4
Class A dividends declared ($0.29 per share)	—	—	—	—	—	—	—	(6.8)	—	(6.8)
Class B dividends declared ($0.29 per share)	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at June 30, 2023	68.4	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$839.8	$1,151.2	$2.5	$876.7

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2024	69.0	$0.7	(47.2)	$(1,231.5)	12.0	$0.1	$862.6	$1,270.4	$2.1	$904.4
Shares awarded under stock compensation plans	0.3	—	—	—	—	—	3.2	—	—	3.2
Purchases of treasury stock	—	—	—	(0.1)	—	—	—	—	—	(0.1)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.4	0.4
Stock compensation expense	—	—	—	—	—	—	5.8	—	—	5.8
Net income	—	—	—	—	—	—	—	41.2	—	41.2
Class A dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(6.6)	—	(6.6)
Class B dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(3.6)	—	(3.6)
Balance at June 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$871.6	$1,301.4	$2.5	$944.7

See notes to unaudited condensed consolidated financial statements.

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	0.8	—	—	—	—	—	10.0	—	—	10.0
Purchases of treasury stock	—	—	(1.6)	(90.7)	—	—	—	—	—	(90.7)
Effect of cash flow hedge instruments, net of tax expense of $0.3	—	—	—	—	—	—	—	—	0.9	0.9
Stock compensation expense	—	—	—	—	—	—	10.4	—	—	10.4
Net income	—	—	—	—	—	—	—	71.1	—	71.1
Class A dividends declared ($0.57 per share)	—	—	—	—	—	—	—	(13.3)	—	(13.3)
Class B dividends declared ($0.57 per share)	—	—	—	—	—	—	—	(6.9)	—	(6.9)
Balance at June 30, 2023	68.4	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$839.8	$1,151.2	$2.5	$876.7

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	3.7	—	—	3.7
Purchases of treasury stock	—	—	(0.5)	(27.1)	—	—	—	—	—	(27.1)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.9	0.9
Stock compensation expense	—	—	—	—	—	—	12.5	—	—	12.5
Net income	—	—	—	—	—	—	—	83.2	—	83.2
Class A dividends declared ($0.60 per share)	—	—	—	—	—	—	—	(13.2)	—	(13.2)
Class B dividends declared ($0.60 per share)	—	—	—	—	—	—	—	(7.2)	—	(7.2)
Balance at June 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$871.6	$1,301.4	$2.5	$944.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83.2	$71.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	63.4	61.3
Debt issuance cost amortization	2.9	3.2
Stock-based compensation expense	12.5	10.4
Deferred income taxes	(7.2)	(6.7)
Asset impairment charges	2.4	62.6
Loss (gain) on disposal of dealerships and property and equipment	0.8	(20.2)
Other	0.9	0.8
Changes in assets and liabilities that relate to operations:
Receivables	96.6	62.4
Inventories	(376.9)	(245.7)
Other assets	7.4	(16.2)
Notes payable - floor plan – trade	12.2	9.5
Trade accounts payable and other liabilities	35.5	(11.4)
Total adjustments	(149.5)	(90.0)
Net cash used in operating activities	(66.3)	(18.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	—	(75.1)
Purchases of land, property and equipment	(92.6)	(75.5)
Proceeds from sales of property and equipment	27.4	5.1
Proceeds from sales of dealerships	3.4	52.3
Net cash used in investing activities	(61.8)	(93.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	186.3	172.9
Borrowings on revolving credit facilities	62.3	—
Repayments on revolving credit facilities	(62.3)	—
Proceeds from issuance of long-term debt	78.0	—
Debt issuance costs	(5.4)	(1.6)
Principal payments of long-term debt	(44.6)	(63.1)
Principal payments of long-term lease liabilities	(4.1)	(4.7)
Purchases of treasury stock	(27.1)	(90.7)
Issuance of shares under stock compensation plans	3.7	10.0
Dividends paid	(20.4)	(20.2)
Net cash provided by financing activities	166.4	2.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38.3	(109.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28.9	229.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67.2	$119.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$94.9	$84.2
Income taxes	$40.2	$46.5

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (collectively referred to herein as “Sonic,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023. Due to rounding, segment level financial data may not sum to consolidated results.
CDK Outage – On June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified the Company that CDK had suspended certain systems used by the Company in response to a cybersecurity incident impacting CDK (the “CDK outage”). As a result, the Company experienced disruptions to its dealer management system (“DMS”), its customer relationship management system (“CRM”) and other systems that support sales, inventory and accounting functions (collectively with the DMS and CRM the “Affected Systems”). On June 26, 2024, CDK began restoring access to those systems. The Company performed internal risk assessments and data validation procedures on the Affected Systems, and, beginning on June 30, 2024, the Company resumed processing transactions in the DMS. As of the date of this filing, the Company has regained access to the Affected Systems.
Since the onset of the CDK outage, all of the Company’s dealerships have remained open and operating, utilizing workaround solutions to minimize the disruption caused by the CDK outage. However, the lack of access to the DMS disrupted the efficient execution of the Company's dealership operations and affected its ability to deliver vehicles and complete transactions with customers, resulting in a negative impact to the Company’s business and results from operations during the quarter ended June 30, 2024.
Recent Accounting Pronouncements – Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of recent accounting pronouncements.

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are currently evaluating the impacts of this guidance on our consolidated financial statements.
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
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 include approximately $2.6 million and $31.8 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $19.8 million related to contract assets from F&I retro revenues recognition in other assets as of June 30, 2024. Changes in contract assets from December 31, 2023 to June 30, 2024 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).

2. Business Acquisitions and Dispositions
We did not acquire any businesses during the six months ended June 30, 2024. During the six months ended June 30, 2023, we acquired one business (consisting of five locations) in our Powersports Segment (as defined below) for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The allocation of the approximately $75.1 million aggregate gross purchase price included inventory of approximately $11.1 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.9 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million.
During the six months ended June 30, 2024, we terminated two luxury franchised dealerships and disposed of one mid-line import franchised dealership, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment (as defined below). The disposal generated net cash of approximately $3.4 million. During the six months ended June 30, 2023, we disposed of one luxury franchised dealership, one domestic franchised dealership, and one mid-line import franchised dealership that generated net cash of approximately $52.3 million.
Revenues and other activities associated with disposed stores, terminated franchises or closed stores that remain in continuing operations were as follows:

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) from operations	$(3.3)	$(14.4)	$(8.3)	$(28.0)
Gain (loss) on disposal, termination and closure charges	0.3	20.7	(1.4)	20.7
Lease exit accrual adjustments and charges	4.2	(2.4)	6.5	(4.1)
Property impairment charges	—	(46.0)	—	(46.0)
Pre-tax income (loss)	1.2	(42.1)	(3.2)	(57.4)
Total Revenues	$0.6	$161.9	$16.0	$367.0
3. Inventories
Inventories consist of the following:

	June 30, 2024	December 31, 2023
	(In millions)
New vehicles	$1,173.9	$799.6
Used vehicles	490.5	505.7
Service loaners (1)	182.1	172.7
Parts, accessories and other	105.8	100.3
Inventories	$1,952.3	$1,578.3

(1)Service loaner inventory includes approximately $32.0 million and $22.7 million as of June 30, 2024 and December 31, 2023, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable - floor plan - trade on the accompanying unaudited condensed consolidated balance sheets.
4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
	(In millions)
Land	$480.9	$493.0
Buildings and improvements	1,442.9	1,425.8
Furniture, fixtures and equipment	544.9	563.3
Construction in progress	85.7	61.4
Total, at cost	2,554.4	2,543.5
Less accumulated depreciation	(938.6)	(927.8)
Subtotal	1,615.8	1,615.7
Less assets held for sale (1)	(22.7)	(14.7)
Property and equipment, net	$1,593.1	$1,601.0
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and six months ended June 30, 2024, capital expenditures were approximately $48.8 million and $92.6 million, respectively, and, in the three and six months ended June 30, 2023, capital expenditures were approximately $38.3 million and $75.5 million, respectively. Capital expenditures in all periods were primarily related to construction of new franchised dealerships and powersports stores, and building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores. Certain capital expenditures are recognized in the Franchised Dealerships Segment (as defined below) to better monitor project development costs prior to transferring the capitalized asset balance to the appropriate entity or operating segment upon project completion. Assets held for sale as of June 30, 2024 and December 31, 2023 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fixed asset impairment charges for the six months ended June 30, 2024 were approximately $2.4 million, which was related to the sale of real estate and capitalized IT project write-off costs and property associated with our decision to close the remaining Northwest Motorsport stores in January 2024. Fixed asset impairment charges for the six months ended June 30, 2023 were approximately $32.5 million, the majority of which related to our decision to indefinitely suspend operations at certain locations with our EchoPark Segment and to close certain Northwest Motorsport stores.
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

We completed our annual impairment testing as of April 30, 2024 and determined there was no impairment.

In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We completed our annual impairment testing as of April 30, 2024 and determined there was no impairment.
The changes in the carrying amount of goodwill for the year ended December 31, 2023 and the six months ended June 30, 2024 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2022 (1)	$221.8	$—	$9.2	$231.0
Additions through current year acquisitions	—	—	11.9	11.9
Reductions from dispositions	(1.8)	—	—	(1.8)
Prior year acquisition allocations	9.8	—	2.9	12.7
Balance at December 31, 2023 (1)	$229.8	$—	$24.0	$253.8
Additions through current year acquisitions	—	—	—	—
Reductions from dispositions	(0.1)	—	—	(0.1)
Reductions from impairment	—	—	—	—
Prior year acquisition allocations	—	—	—	—
Balance at June 30, 2024 (1)	$229.7	$—	$24.0	$253.7
(1)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of franchise assets for the year ended December 31, 2023 and the six months ended June 30, 2024 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2022	$371.7	$1.9	$23.1	$396.7
Additions through current year acquisitions	—	—	22.6	22.6
Reductions from dispositions	—	(1.9)	—	(1.9)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4
Additions through current year acquisitions	—	—	—	—
Reductions from dispositions	—	—	—	—
Balance at June 30, 2024	$371.7	$—	$45.7	$417.4

6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2024	December 31, 2023
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility (2)	381.0	311.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	135.1	163.0
Mortgage notes to finance companies - variable rate, bearing interest at 1.50% to 2.90% above one-month or three-month SOFR	66.9	75.6
Subtotal	$1,733.0	$1,699.6
Debt issuance costs	(25.0)	(23.0)
Total debt	1,708.0	1,676.6
Less current maturities	(105.7)	(60.1)
Long-term debt	$1,602.3	$1,616.5
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Adjusted Term SOFR (as defined in the Credit Facilities (as defined below)) at June 30, 2024 and 125 basis points above one-month Term SOFR (as defined in the Credit Facilities) at December 31, 2023.
(2)The interest rate on the Mortgage Facility (as defined below) was 150 basis points above one-month Adjusted Term SOFR (as defined in the Mortgage Facility) at June 30, 2024 and 150 basis points above one-month Term SOFR (as defined in the Mortgage Facility) at December 31, 2023.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facilities
On April 14, 2021, we amended and restated our syndicated revolving credit facility (the “Revolving Credit Facility”) and our syndicated new and used vehicle floor plan credit facilities (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”). The amendment and restatement of the Credit Facilities extended the scheduled maturity dates to April 14, 2025. On October 8, 2021, we amended the Credit Facilities to, among other things: (1) increase the aggregate commitments; and (2) permit the issuance of the 4.625% Notes and the 4.875% Notes. On October 7, 2022, we amended the Credit Facilities to, among other things: (i) replace the Credit Facilities’ London InterBank Offered Rate (“LIBOR”)-based Eurodollar reference interest rate option with Term SOFR; (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the Revolving Credit Facility; (iii) amend the minimum amount of commitments under the Revolving Credit Facility and the proportion that such commitments may compose of the total Credit Facility commitments made by the lenders; and (iv) adjust aspects of the offset account used for voluntary reductions to interest under the Floor Plan Facilities.
On March 13, 2024, we amended the Credit Facilities (the “Sixth Credit Facility Amendment”) to (1) extend the maturity date to March 13, 2029, with a permitted one-year extension option thereafter, and (2) reduce the aggregate commitments to $2.4 billion. The commitment under the new vehicle revolving floor plan facility was increased to $1.35 billion, the commitment under the used vehicle revolving floor plan facility was reduced to $700.0 million and the commitment under the Revolving Credit Facility remained at $334.3 million. The Sixth Credit Facility Amendment also includes an accordion feature in which the aggregate commitments may be increased at the Company’s option up to $450.0 million allocated between the three facilities on a pro rata basis. The Sixth Credit Facility Amendment also contains the provision indicating that the Revolving Credit Facility commitments cannot be reduced below $50.0 million and may not consist of more than 40% of the aggregate commitments.

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

Availability under the Revolving Credit Facility is calculated as the lesser of the current $350.0 million commitment or a borrowing base (the “Revolving Borrowing Base”) collateralized by certain eligible assets, less any outstanding letters of credit and borrowings. As of June 30, 2024, the Revolving Borrowing Base was $334.3 million and we had $11.5 million in outstanding letters of credit and no borrowings, resulting in $322.8 million of availability under the Revolving Credit Facility.

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

4.625% Notes
On October 27, 2021, we issued $650.0 million in aggregate principal amount of 4.625% Notes, which will mature on November 15, 2029. Sonic used the net proceeds from the issuance of the 4.625% Notes, along with the net proceeds of the 4.875% Notes, to fund the acquisition of RFJ Auto Partners, Inc. and its subsidiaries completed in December 2021 (the “RFJ Acquisition”) and to repay existing debt.

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

Mortgage Facility
On November 22, 2019, we entered into a delayed draw-term loan credit agreement, which was scheduled to mature on November 22, 2024 (the “Mortgage Facility”). On October 11, 2021, we entered into an amendment to the Mortgage Facility to permit the consummation of the RFJ Acquisition and the issuance of the 4.625% Notes and the 4.875% Notes. On November 17, 2022, we entered into an amendment to the Mortgage Facility (the “Fourth Mortgage Facility Amendment”) to, among other things, extend the scheduled maturity date to November 17, 2027.

On November 17, 2022, in connection with the closing of the Fourth Mortgage Facility Amendment, the Company incurred a $320.0 million term loan, with a portion of the proceeds used to repay the entire $77.6 million principal amount of a prior term loan. The $320.0 million borrowing amortizes on a fixed schedule through the maturity date. In addition, the lenders under the Mortgage Facility committed to providing, upon the terms set forth in the Fourth Mortgage Facility Amendment and upon the pledging of sufficient collateral by the Company, delayed draw-term loans in an aggregate principal amount up to $85.0 million (the “Delayed Draw Credit Facility”) and revolving loans in an aggregate principal amount not to exceed $95.0 million. Based on this, the aggregate commitments of the lenders under the Mortgage Facility equaled a total of $500.0 million, after satisfaction of the conditions set forth in the Mortgage Facility, including the appraisal and pledging of collateral of a specified value. The Fourth Mortgage Facility Amendment also (i) replaced the Mortgage Facility’s LIBOR-based Eurodollar reference interest rate option with one-month Term SOFR; and (ii) made changes to the pricing grid for loans incurred under the Mortgage Facility, specifying credit spreads based on the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the Mortgage Facility). As permitted by the Fourth Mortgage Facility Amendment, the Company incurred a term loan under the Delayed Draw Credit Facility with a principal amount of $7.0 million on November 18, 2022. On May 17, 2024, the company incurred a required additional term loan under the Delayed Draw Credit Facility with a principal amount of $78.0 million.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 22, 2024, we entered into an amendment to the Mortgage Facility (the “Fifth Mortgage Facility Amendment”) to conform to the terms of the Sixth Credit Facility Amendment, including (i) adding certain specified share exchange transactions as permitted restricted payments and dispositions; (ii) removing the requirement that the Company maintain a specified consolidated liquidity ratio; and (iii) increasing the basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock.
As of June 30, 2024, we had $381.0 million of outstanding borrowings and $95.0 million available under the Mortgage Facility.
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
Mortgage Notes to Finance Companies
As of June 30, 2024, the weighted-average interest rate of our other outstanding mortgage notes (excluding the Mortgage Facility) was 5.26% and the total outstanding mortgage principal balance of these notes (excluding the Mortgage Facility) was approximately $202.0 million. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2025 to 2033.
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
We were in compliance with the financial covenants under the Credit Facilities and the Mortgage Facility as of June 30, 2024. Financial covenants include required specified ratios (as each is defined in the Credit Facilities and the Mortgage Facility) of:

	Covenant
	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.20	5.75
June 30, 2024 actual	1.94	3.04
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
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2024, we had approximately $284.5 million of net income and retained earnings free of such restrictions. We were in material compliance with all restrictive covenants under our debt agreements as of June 30, 2024.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the Credit Facilities and the Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBITDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2024, the ratio was 12.22 to 1.00.

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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.7 million as of June 30, 2024 and $8.0 million as of December 31, 2023. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2024.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both June 30, 2024 and December 31, 2023 was approximately $4.3 million.
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
There were no significant liabilities recorded related to legal matters as of June 30, 2024 and December 31, 2023.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2024	December 31, 2023
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$45.3	$42.9
Interest rate caps designated as hedges (2)	0.9	1.0
Total assets	$46.2	$43.9
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of June 30, 2024, approximately $0.9 million was included in other current assets in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2023, approximately $1.0 million was included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024 and December 31, 2023, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of June 30, 2024 and December 31, 2023, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$435.0	$500.0	$447.5	$500.0
4.625% Notes (1)	$578.5	$650.0	$591.5	$650.0
Mortgage Notes (2)	$130.2	$135.1	$156.6	$163.0
(1)As determined by market quotations from similar securities as of June 30, 2024 and December 31, 2023, respectively (Level 2).
(2)As determined by the DCF method (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023.
9. Segment Information
As of June 30, 2024, Sonic had three operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”); and (3) retail locations that sell new and used powersports vehicles, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Powersports Segment”). Sonic has determined that its operating segments also represent its reportable segments. Due to rounding, segment level financial data may not sum to consolidated results.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,530.9	$1,583.3	$2,970.8	$3,004.3
Fleet new vehicles	26.2	28.3	45.8	47.1
Total new vehicles	1,557.1	1,611.6	3,016.6	3,051.4
Used vehicles	732.1	774.5	1,461.4	1,542.0
Wholesale vehicles	48.4	55.6	96.9	114.0
Parts, service and collision repair	434.4	433.4	874.3	857.2
Finance, insurance and other, net	124.2	132.2	243.8	249.4
Franchised Dealerships Segment revenues	$2,896.2	$3,007.3	$5,693.0	$5,814.0

EchoPark Segment revenues:
Retail new vehicles	$—	$—	$—	$1.0
Used vehicles	448.9	524.0	931.7	1,096.5
Wholesale vehicles	21.9	35.5	50.7	62.5
Finance, insurance and other, net	46.5	41.1	94.3	91.1
EchoPark Segment revenues	$517.3	$600.6	$1,076.7	$1,251.1

Powersports Segment revenues:
Retail new vehicles	$21.7	$24.9	$37.5	$45.7
Used vehicles	5.3	7.4	8.7	12.3
Wholesale vehicles	0.9	0.4	1.1	0.5
Parts, service and collision repair	9.7	10.3	16.5	17.0
Finance, insurance and other, net	2.0	2.0	3.5	3.5
Powersports Segment revenues	$39.6	$45.0	$67.3	$79.0

Total consolidated revenues	$3,453.0	$3,652.9	$6,837.0	$7,144.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$52.7	$145.9	$116.4	$255.8
EchoPark Segment (3)	3.9	(52.8)	0.9	(99.7)
Powersports Segment	0.5	2.0	(1.7)	2.6
Total segment income	$57.1	$95.1	$115.6	$158.7
Impairment charges (4)	(1.4)	(62.6)	(2.4)	(62.6)
Income before taxes	$55.7	$32.5	$113.2	$96.1
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)For the three months ended June 30, 2024, amount includes approximately $11.2 million of pre-tax charges related to excess compensation related to the CDK outage and approximately $3.6 million of pre-tax charges related to hail and storm damage. For the three months ended June 30, 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to hail and storm damage. For the six months ended June 30, 2024, amount includes approximately $11.2 million of pre-tax charges related to excess compensation related to the CDK outage, approximately $3.6 million of pre-tax charges related to hail and storm damage, approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense, and approximately $1.0 million of pre-tax impairment charges related to property and equipment. For the six months ended June 30, 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to hail and storm damage.
(3)For the three months ended June 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $1.4 million of pre-tax impairment charges related to property and equipment, approximately $0.7 million of pre-tax charges for severance and long-term compensation expense, approximately $0.6 million of pre-tax gain on acquisitions and dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. For the three months ended June 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property, approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, approximately $2.2 million of pre-tax charges for long-term compensation expense, approximately $0.4 million of pre-tax lease exit charges, and approximately $0.2 million of pre-tax loss related to acquisitions and dispositions. For the six months ended June 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.7 million of pre-tax charges for severance and long-term compensation expense, approximately $2.2 million of pre-tax charges related to closed store accrued expenses related to indefinite suspension of operations at certain EchoPark locations, approximately $1.4 million of pre-tax impairment charges related to property and equipment, approximately $0.6 million of pre-tax gain on acquisitions and dispositions and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. For the six months ended June 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property, approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, approximately $4.2 million of pre-tax charges for long-term compensation expense, approximately $0.4 million of pre-tax lease exit charges, and approximately $0.2 million of pre-tax loss related to acquisitions and dispositions.
(4)For the three months ended June 30, 2024, amount includes approximately $1.4 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment. For the three months ended June 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment. For the six months ended June 30, 2024, amount includes approximately $1.4 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.0 million of pre-tax property and equipment charges for the Franchised Dealerships Segment. For the six months ended June 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment Impairment Charges:
Franchised Dealerships Segment	$—	$—	$1.0	$—
EchoPark Segment	1.4	62.6	1.4	62.6
Powersports Segment	—	—	—	—
Total impairment charges	$1.4	$62.6	$2.4	$62.6

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment Depreciation and Amortization:
Franchised Dealerships Segment	$30.4	$27.9	$60.2	$54.5
EchoPark Segment	5.6	7.4	11.1	14.4
Powersports Segment	1.0	0.8	2.0	1.6
Total depreciation and amortization	$37.0	$36.1	$73.2	$70.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment Floor Plan Interest Expense:
Franchised Dealerships Segment	$18.0	$11.9	$34.0	$21.8
EchoPark Segment	3.8	4.8	7.6	9.3
Powersports Segment	0.5	0.3	1.0	0.4
Total floor plan interest expense	$22.2	$17.0	$42.5	$31.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment Interest Expense, Other, Net:
Franchised Dealerships Segment	$27.8	$27.5	$55.6	$54.4
EchoPark Segment	0.7	0.9	1.3	1.8
Powersports Segment	0.8	0.5	1.3	1.1
Total interest expense, other, net	$29.3	$28.9	$58.3	$57.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment Capital Expenditures:
Franchised Dealerships Segment	$48.0	$34.4	$91.1	$65.4
EchoPark Segment	0.2	2.8	0.6	8.5
Powersports Segment	0.6	1.1	0.9	1.6
Total capital expenditures	$48.8	$38.3	$92.6	$75.5

	June 30, 2024	December 31, 2023
	(In millions)
Segment Assets:
Franchised Dealerships Segment	$4,499.0	$4,110.8
EchoPark Segment	603.4	667.9
Powersports Segment	234.6	212.0
Corporate and other:
Cash and cash equivalents	67.2	28.9
Floor plan deposit balance	400.0	345.0
Total assets	$5,804.2	$5,364.6

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
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of June 30, 2024: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2024, we operated 107 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 131 new vehicle franchises (representing 25 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores in 10 states. The Powersports Segment consists of nine franchises and four retail outlets in two states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) increased 1% for both the three and six months ended June 30, 2024, to approximately 15.7 million and 15.6 million vehicles, respectively, compared to approximately 15.6 million and 15.4 million vehicles for the three and six months ended June 30, 2023, respectively, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2024 new vehicle industry volume will be between 15.5 million vehicles (flat compared to 2023) and 16.0 million vehicles (an increase of 3% compared to 2023). The effects of interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2024 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR remained flat at approximately 12.7 million vehicles for both the three and six months ended June 30, 2024 from approximately 12.8 million and 12.7 million vehicles for the three and six months ended June 30, 2023, respectively.
CDK Global Outage
On June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK (the “CDK Outage”). As a result, we experienced disruptions to our dealer management system (“DMS”), our customer relationship management system (“CRM”) and other systems that support sales, inventory and accounting functions (collectively with the DMS and CRM the “Affected Systems”). On June 26, 2024, CDK began restoring access to those systems. We performed internal risk assessments and data validation procedures on the Affected Systems, and beginning June 30, 2024, we resumed processing transactions in the DMS. As of the date of this filing, we have regained access to the Affected Systems, including the DMS and CRM.
Since the onset of the CDK outage, all of our dealerships have remained open and operating, utilizing workaround solutions to minimize the disruption caused by the CDK outage. However, the lack of access to the DMS disrupted the efficient execution of our dealership operations and affected our ability to deliver vehicles and complete transactions with customers in a typical transaction timeframe. Despite the workarounds employed by the Company, the CDK outage significantly impaired our ability to sell both new and used vehicles within both our Franchised Dealership and EchoPark Segments. The lower volume of vehicles sold as a result of the CDK outage also negatively impacted F&I revenue within both segments. Additionally, our Fixed Operations revenue within the Franchised Dealership Segment was negatively impacted by the lack of access to certain systems used to process services during the affected period. We estimate the disruption from the CDK outage negatively impacted reported income before taxes by approximately $30.0 million during the quarter ended June 30, 2024, which includes approximately $11.6 million in additional compensation expenses incurred as a result of the incident. While the CRM remained, and certain CDK applications continue to remain unavailable into the third quarter, we do not anticipate a material impact to our business, including our results of operations or financial condition, beyond those experienced in the quarter ended June 30, 2024.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store retail new vehicle revenue decreased 2% and remained flat during the three and six months ended June 30, 2024, respectively, driven primarily by a 2% decrease and 1% increase in retail new vehicle unit sales volume, respectively. The CDK outage also had a significant adverse impact on new vehicle unit sales volume during the three and six months ended June 30, 2024. Retail new vehicle gross profit decreased 30% and 29% during the three and six months ended June 30, 2024, respectively, due primarily to increased price competition as a result of higher levels of available inventory and higher inventory invoice cost, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,443 per unit, or 29%, to $3,590 per unit during the three months ended June 30, 2024, and decreased $1,601 per unit, or 30%, to $3,653 per unit during the six months ended June 30, 2024. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 59 and 31 days as of June 30, 2024 and 2023, respectively, as a result of increased manufacturer production levels and a slower rate of sales in the period ended June 30, 2024 due to the CDK outage.
Same store retail used vehicle revenue decreased 5% and 4% during the three and six months ended June 30, 2024, respectively, driven primarily by a 7% decrease in retail used vehicle average selling prices for both the three and six months ended June 30, 2024, partially offset by a 3% increase and 4% increase in retail used vehicle unit sales volume, respectively. Retailed used vehicle unit sales volume during the three and six months ended June 30, 2024 were also significantly adversely affected by the CDK outage. Retail used vehicle gross profit decreased 12% and 6% during the three and six months ended June 30, 2024, respectively, primarily due to lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $255 per unit, or 14%, to $1,524 per unit during the three months ended June 30, 2024 and decreased $150 per unit, or 9%, to $1,555 per unit during the six months ended June 30, 2024 due primarily to higher inventory acquisition costs and lower selling prices due to increased price competition as a result of ongoing consumer affordability challenges, including the effect of higher interest rates. Same store wholesale vehicle gross profit (loss) remained flat and worsened $2.0 million during the three and six months ended June 30, 2024, respectively, on flat wholesale vehicle gross profit (loss) per unit during the three months ended June 30, 2024 and a $191 per unit, or 146%, worsening of wholesale vehicle gross profit (loss) per unit during the six months ended June 30, 2024. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 30 and 31 days as of June 30, 2024 and 2023, respectively.
Same store Fixed Operations revenue increased 1% and 3% during the three and six months ended June 30, 2024, respectively, driven primarily by higher parts and labor costs that were passed along to consumers, despite being negatively affected by the CDK outage. Fixed Operations gross profit increased 2% and 4% during the three and six months ended June 30, 2024, respectively, driven primarily by higher warranty gross margin. Fixed Operations gross margin increased 80 basis points, to 50.4%, during the three months ended June 30, 2024, and increased 70 basis points, to 50.2%, during the six months ended June 30, 2024, primarily driven by an increase in warranty revenue contribution and higher warranty gross margin.
F&I revenue decreased 5% and 1% during the three and six months ended June 30, 2024, respectively, driven by lower average retail new and used vehicle unit selling prices. F&I revenues were also adversely affected by the CDK outage’s adverse effect on new and used vehicle sales volume. F&I gross profit per retail unit decreased $146 per unit, or 6%, to $2,380 per unit during the three months ended June 30, 2024, and decreased $85 per unit, or 3%, to $2,366 per unit during the six months ended June 30, 2024.
EchoPark Segment
Reported total revenues decreased 14% for both the three and six months ended June 30, 2024, driven primarily by a 3% and 7% decrease in retail used vehicle unit sales volume, respectively, and a 12% and 9% decrease in average retail used vehicle unit selling prices, respectively. Retail used vehicle unit sales volume during the three and six months ended June 30, 2024 were also adversely affected by the CDK outage. Reported total gross profit increased 91% and 57% during the three and six months ended June 30, 2024, respectively, primarily due to a 133% and 138% increase in retail used vehicle gross profit, respectively.
Same market total revenues increased 11% during both the three and six months ended June 30, 2024, primarily attributable to a 23% and 18% increase in total retail used vehicle unit sales volume, respectively. Same market total gross profit increased 81% and 80% during the three and six months ended June 30, 2024, respectively, driven primarily by a 191% and 163% increase in retail used vehicle gross profit per unit, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported retail used vehicle revenue decreased 14% and 15% during the three and six months ended June 30, 2024, respectively, driven primarily by a 12% decrease and 9% decrease, respectively, in average retail used vehicle unit selling prices. F&I revenue increased 13% and 4% during the three and six months ended June 30, 2024, respectively, driven primarily by a 16% and 11% increase in F&I gross profit per unit, respectively, partially offset by the decrease in retail used vehicle unit sales volume. Reported combined retail used vehicle and F&I gross profit per unit increased $1,509 per unit, or 96%, to $3,078 per unit during the three months ended June 30, 2024, and increased $1,264 per unit, or 72%, to $3,014 per unit during the six months ended June 30, 2024, due primarily to a 134% and 141% increase in retail used vehicle gross profit per unit, respectively.
Reported wholesale vehicle gross profit decreased approximately $0.1 million and $1.8 million during the three and six months ended June 30, 2024, respectively, primarily due to a 300% and 156% decrease in wholesale vehicle gross profit per unit, respectively. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 38 and 39 days as of June 30, 2024 and 2023, respectively.
Powersports Segment
Reported retail new vehicle revenue decreased 13% and 18% during the three and six months ended June 30, 2024, respectively, primarily driven by a 15% and 19% decrease in retail new vehicle unit sales volume, respectively. Retail new vehicle gross profit decreased 36% and 39% during the three and six months ended June 30, 2024, respectively, as a result of a 24% and 25% decrease in retail new vehicle gross profit per unit, respectively, and lower retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $769 per unit, or 24%, to $2,466 per unit for the three months ended June 30, 2024, and decreased $832 per unit, or 25%, to $2,553 for the six months ended June 30, 2024, primarily due to higher invoice costs. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 187 and 111 days as of June 30, 2024 and 2023, respectively, varying based on manufacturer production levels and consumer demand.
Reported retail used vehicle revenue decreased 28% and 29% during the three and six months ended June 30, 2024, respectively, primarily driven by a 24% and 18% decrease in retail used vehicle unit sales volume, respectively. Retail used vehicle gross profit remained flat and decreased 8% during the three and six months ended June 30, 2024, respectively, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit increased $481 per unit, or 25%, to $2,423 per unit for the three months ended June 30, 2024, and increased $225 per unit, or 11%, to $2,318 for the six months ended June 30, 2024, primarily due to lower invoice costs. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 96 and 50 days as of June 30, 2024 and 2023, respectively.
Reported Fixed Operations revenue decreased 6% and 3% during the three and six months ended June 30, 2024, respectively, and Fixed Operations gross profit decreased 8% and 7% during the three and six months ended June 30, 2024, respectively, driven primarily by lower repair order volume. Fixed Operations gross margin decreased 110 basis points to 47% and decreased 170 basis points to 47% during the three and six months ended June 30, 2024, respectively, driven primarily by a decrease in customer pay revenue contribution and lower customer pay gross margin.
Reported F&I revenue remained flat during both the three and six months ended June 30, 2024, driven primarily by an 18% decrease in combined retail new and used vehicle unit sales volume in both the three and six months ended June 30, 2024, offset by a 22% increase in F&I gross profit per retail unit in both the three and six months ended June 30, 2024. F&I gross profit per retail unit increased $201 per unit, or 21%, to $1,153 per unit and increased $208 per unit, or 22%, to $1,172 per unit during the three and six months ended June 30, 2024, respectively.
Same store total revenues decreased 12% and 16% during the three and six months ended June 30, 2024, respectively, driven primarily by a 19% and 20% decrease in total vehicle unit sales volume for the three and six months ended June 30, 2024, respectively. Same store total gross profit decreased 17% and 21% during the three and six months ended June 30, 2024, respectively, driven primarily by a 24% and 26% decrease in retail new vehicle gross profit per unit, respectively.

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
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
New Vehicle Brand	2024	2023	2024	2023
Luxury:
BMW	25%	24%	25%	25%
Mercedes	13%	15%	13%	14%
Lexus	6%	5%	6%	5%
Audi	5%	6%	5%	6%
Land Rover	5%	3%	5%	4%
Porsche	5%	4%	4%	4%
Cadillac	2%	2%	2%	2%
Volvo	1%	1%	1%	1%
MINI	—%	1%	1%	1%
Other Luxury (1)	—%	—%	—%	—%
Total Luxury	62%	61%	62%	62%
Mid-line Import:
Honda	11%	11%	11%	11%
Toyota	10%	9%	9%	8%
Volkswagen	2%	1%	2%	2%
Hyundai	1%	1%	1%	1%
Other Mid-line Import (2)	—%	2%	1%	1%
Total Mid-line Import	24%	24%	24%	23%
Domestic:
General Motors (3)	6%	6%	6%	6%
Ford	5%	4%	4%	5%
Chrysler	3%	5%	4%	4%
Total Domestic	14%	15%	14%	15%
Total	100%	100%	100%	100%
(1)Includes Infiniti, Jaguar and Polestar.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2024	2023	% Change	2024	2023	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	12.7	12.8	(1)%	12.7	12.7	—%
U.S. Fleet new vehicle SAAR	3.0	2.8	7%	2.9	2.7	7%
U.S. Total new vehicle SAAR (1)	15.7	15.6	1%	15.6	15.4	1%
(1)Source: PIN from J.D. Power

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,552.6	$1,608.2	$(55.6)	(3)%
Fleet new vehicle revenue	26.2	28.3	(2.1)	(7)%
Total new vehicle revenue	$1,578.8	$1,636.5	$(57.7)	(4)%

Retail new vehicle gross profit	$97.8	$141.4	$(43.6)	(31)%
Fleet new vehicle gross profit	1.0	1.3	(0.3)	(23)%
Total new vehicle gross profit	$98.8	$142.7	$(43.9)	(31)%

Retail new vehicle unit sales	27,705	28,754	(1,049)	(4)%
Fleet new vehicle unit sales	514	590	(76)	(13)%
Total new vehicle unit sales	28,219	29,344	(1,125)	(4)%

Revenue per new retail unit	$56,039	$55,929	$110	—%
Revenue per new fleet unit	$51,006	$48,038	$2,968	6%
Total revenue per new unit	$55,947	$55,771	$176	—%

Gross profit per new retail unit	$3,531	$4,918	$(1,387)	(28)%
Gross profit per new fleet unit	$1,885	$2,099	$(214)	(10)%
Total gross profit per new unit	$3,501	$4,861	$(1,360)	(28)%

Retail gross profit as a % of revenue	6.3%	8.8%	(250)	bps
Fleet gross profit as a % of revenue	3.7%	4.4%	(70)	bps
Total new vehicle gross profit as a % of revenue	6.3%	8.7%	(240)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$3,008.4	$3,051.0	$(42.6)	(1)%
Fleet new vehicle revenue	45.8	47.1	(1.3)	(3)%
Total new vehicle revenue	$3,054.2	$3,098.1	$(43.9)	(1)%

Retail new vehicle gross profit	$194.2	$279.5	$(85.3)	(31)%
Fleet new vehicle gross profit	1.7	2.1	(0.4)	(19)%
Total new vehicle gross profit	$195.9	$281.6	$(85.7)	(30)%

Retail new vehicle unit sales	53,847	54,411	(564)	(1)%
Fleet new vehicle unit sales	893	1,031	(138)	(13)%
Total new vehicle unit sales	54,740	55,442	(702)	(1)%

Revenue per new retail unit	$55,869	$56,073	$(204)	—%
Revenue per new fleet unit	$51,304	$45,746	$5,558	12%
Total revenue per new unit	$55,794	$55,881	$(87)	—%

Gross profit per new retail unit	$3,607	$5,137	$(1,530)	(30)%
Gross profit per new fleet unit	$1,809	$2,065	$(256)	(12)%
Total gross profit per new unit	$3,578	$5,080	$(1,502)	(30)%

Retail gross profit as a % of revenue	6.5%	9.2%	(270)	bps
Fleet gross profit as a % of revenue	3.5%	4.5%	(100)	bps
Total new vehicle gross profit as a % of revenue	6.4%	9.1%	(270)	bps
For further analysis of new vehicle results on a segment basis, see the tables and discussion under the headings “New Vehicles - Franchised Dealerships Segment” and “New Vehicles - Powersports Segment” in the Franchised Dealerships Segment and Powersports Segment sections, respectively, below.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,186.2	$1,305.9	$(119.7)	(9)%
Gross profit	$44.7	$31.5	$13.2	42%
Unit sales	42,831	42,972	(141)	—%
Revenue per unit	$27,695	$30,390	$(2,695)	(9)%
Gross profit per unit	$1,044	$732	$312	43%
Gross profit as a % of revenue	3.8%	2.4%	140	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,401.8	$2,650.8	$(249.0)	(9)%
Gross profit	$91.7	$61.5	$30.2	49%
Unit sales	86,887	88,503	(1,616)	(2)%
Revenue per unit	$27,643	$29,952	$(2,309)	(8)%
Gross profit per unit	$1,056	$695	$361	52%
Gross profit as a % of revenue	3.8%	2.3%	150	bps
For further analysis of used vehicle results on a segment basis, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. In recent years, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that wholesale vehicle pricing and volatility has begun to normalize in the first half of 2024 and expect that this trend will continue through the remainder of 2024. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$71.3	$91.5	$(20.2)	(22)%
Gross profit (loss)	$(0.6)	$(1.0)	$0.4	40%
Unit sales	7,859	8,801	(942)	(11)%
Revenue per unit	$9,073	$10,386	$(1,313)	(13)%
Gross profit (loss) per unit	$(78)	$(111)	$33	30%
Gross profit (loss) as a % of revenue	(0.9)%	(1.1)%	20	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$148.6	$177.0	$(28.4)	(16)%
Gross profit (loss)	$(1.3)	$2.1	$(3.4)	(162)%
Unit sales	15,971	17,207	(1,236)	(7)%
Revenue per unit	$9,305	$10,280	$(975)	(9)%
Gross profit (loss) per unit	$(84)	$119	$(203)	(171)%
Gross profit (loss) as a % of revenue	(0.9)%	1.2%	(210)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$208.6	$208.1	$0.5	—%
Warranty	64.0	59.1	4.9	8%
Wholesale parts	47.2	53.6	(6.4)	(12)%
Internal, sublet and other	124.3	122.9	1.4	1%
Total revenue	$444.1	$443.7	$0.4	—%

Gross profit
Customer pay	$116.5	$116.9	$(0.4)	—%
Warranty	39.4	34.6	4.8	14%
Wholesale parts	8.5	9.5	(1.0)	(11)%
Internal, sublet and other	59.2	59.4	(0.2)	—%
Total gross profit	$223.6	$220.4	$3.2	1%

Gross profit as a % of revenue
Customer pay	55.9%	54.0%	190	bps
Warranty	61.5%	58.5%	300	bps
Wholesale parts	17.9%	17.7%	20	bps
Internal, sublet and other	47.6%	51.7%	(410)	bps
Total gross profit as a % of revenue	50.3%	49.7%	60	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$418.8	$411.4	$7.4	2%
Warranty	128.5	118.1	10.4	9%
Wholesale parts	98.0	108.0	(10.0)	(9)%
Internal, sublet and other	245.5	236.7	8.8	4%
Total revenue	$890.8	$874.2	$16.6	2%

Gross profit
Customer pay	$234.6	$230.0	$4.6	2%
Warranty	77.9	69.2	8.7	13%
Wholesale parts	17.4	19.2	(1.8)	(9)%
Internal, sublet and other	117.5	114.9	2.6	2%
Total gross profit	$447.4	$433.3	$14.1	3%

Gross profit as a % of revenue
Customer pay	56.0%	55.9%	10	bps
Warranty	60.6%	58.7%	190	bps
Wholesale parts	17.8%	17.8%	—	bps
Internal, sublet and other	47.9%	48.5%	(60)	bps
Total gross profit as a % of revenue	50.2%	49.6%	60	bps
For further analysis of Fixed Operations results on a segment basis, see the tables and discussion under the headings “Fixed Operations - Franchised Dealerships Segment” and “Fixed Operations - Powersports Segment” in the Franchised Dealerships Segment and Powersports Segment sections, respectively, below.

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
Our consolidated reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$172.6	$175.3	$(2.7)	(2)%
Total combined retail new and used vehicle unit sales	70,536	71,726	(1,190)	(2)%
Gross profit per retail unit (excludes fleet)	$2,447	$2,445	$2	—%

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$341.6	$344.0	$(2.4)	(1)%
Total combined retail new and used vehicle unit sales	140,734	142,914	(2,180)	(2)%
Gross profit per retail unit (excludes fleet)	$2,428	$2,407	$21	1%

For further analysis of F&I results on a segment basis, see the tables and discussion under the headings “F&I - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “F&I - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,530.6	$1,566.5	$(35.9)	(2)%
Acquisitions, open points, dispositions and holding company	0.3	16.8	(16.5)	NM
Total as reported	$1,530.9	$1,583.3	$(52.4)	(3)%

Fleet new vehicle revenue:
Same store	$26.2	$28.4	$(2.2)	(8)%
Acquisitions, open points, dispositions and holding company	—	(0.1)	0.1	NM
Total as reported	$26.2	$28.3	$(2.1)	(7)%

Total new vehicle revenue:
Same store	$1,556.8	$1,594.9	$(38.1)	(2)%
Acquisitions, open points, dispositions and holding company	0.3	16.7	(16.4)	NM
Total as reported	$1,557.1	$1,611.6	$(54.5)	(3)%

Retail new vehicle gross profit:
Same store	$95.1	$135.7	$(40.6)	(30)%
Acquisitions, open points, dispositions and holding company	(0.2)	1.2	(1.4)	NM
Total as reported	$94.9	$136.9	$(42.0)	(31)%

Fleet new vehicle gross profit:
Same store	$1.0	$1.2	$(0.2)	(17)%
Acquisitions, open points, dispositions and holding company	—	0.1	(0.1)	NM
Total as reported	$1.0	$1.3	$(0.3)	(23)%

Total new vehicle gross profit:
Same store	$96.1	$136.9	$(40.8)	(30)%
Acquisitions, open points, dispositions and holding company	(0.2)	1.3	(1.5)	NM
Total as reported	$95.9	$138.2	$(42.3)	(31)%

Retail new vehicle unit sales:
Same store	26,505	26,953	(448)	(2)%
Acquisitions, open points, dispositions and holding company	7	405	(398)	NM
Total as reported	26,512	27,358	(846)	(3)%

Fleet new vehicle unit sales:
Same store	514	590	(76)	(13)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	514	590	(76)	(13)%

Total new vehicle unit sales:
Same store	27,019	27,543	(524)	(2)%
Acquisitions, open points, dispositions and holding company	7	405	(398)	NM
Total as reported	27,026	27,948	(922)	(3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$2,964.6	$2,964.3	$0.3	—%
Acquisitions, open points, dispositions and holding company	6.2	40.0	(33.8)	NM
Total as reported	$2,970.8	$3,004.3	$(33.5)	(1)%

Fleet new vehicle revenue:
Same store	$45.8	$47.2	$(1.4)	(3)%
Acquisitions, open points, dispositions and holding company	—	(0.1)	0.1	NM
Total as reported	$45.8	$47.1	$(1.3)	(3)%

Total new vehicle revenue:
Same store	$3,010.4	$3,011.5	$(1.1)	—%
Acquisitions, open points, dispositions and holding company	6.2	39.9	(33.7)	NM
Total as reported	$3,016.6	$3,051.4	$(34.8)	(1)%

Retail new vehicle gross profit:
Same store	$188.8	$267.8	$(79.0)	(29)%
Acquisitions, open points, dispositions and holding company	0.2	3.1	(2.9)	NM
Total as reported	$189.0	$270.9	$(81.9)	(30)%

Fleet new vehicle gross profit:
Same store	$1.6	$2.1	$(0.5)	(24)%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$1.7	$2.1	$(0.4)	(19)%

Total new vehicle gross profit:
Same store	$190.4	$269.9	$(79.5)	(29)%
Acquisitions, open points, dispositions and holding company	0.3	3.1	(2.8)	NM
Total as reported	$190.7	$273.0	$(82.3)	(30)%

Retail new vehicle unit sales:
Same store	51,688	50,975	713	1%
Acquisitions, open points, dispositions and holding company	121	922	(801)	NM
Total as reported	51,809	51,897	(88)	—%

Fleet new vehicle unit sales:
Same store	893	1,031	(138)	(13)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	893	1,031	(138)	(13)%

Total new vehicle unit sales:
Same store	52,581	52,006	575	1%
Acquisitions, open points, dispositions and holding company	121	922	(801)	NM
Total as reported	52,702	52,928	(226)	—%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,530.9	$1,583.3	$(52.4)	(3)%
Fleet new vehicle revenue	26.2	28.3	(2.1)	(7)%
Total new vehicle revenue	$1,557.1	$1,611.6	$(54.5)	(3)%

Retail new vehicle gross profit	$94.9	$136.9	$(42.0)	(31)%
Fleet new vehicle gross profit	1.0	1.3	(0.3)	(23)%
Total new vehicle gross profit	$95.9	$138.2	$(42.3)	(31)%

Retail new vehicle unit sales	26,512	27,358	(846)	(3)%
Fleet new vehicle unit sales	514	590	(76)	(13)%
Total new vehicle unit sales	27,026	27,948	(922)	(3)%

Revenue per new retail unit	$57,743	$57,875	$(132)	—%
Revenue per new fleet unit	$51,006	$48,038	$2,968	6%
Total revenue per new unit	$57,615	$57,667	$(52)	—%

Gross profit per new retail unit	$3,579	$5,003	$(1,424)	(28)%
Gross profit per new fleet unit	$1,885	$2,099	$(214)	(10)%
Total gross profit per new unit	$3,547	$4,942	$(1,395)	(28)%

Retail gross profit as a % of revenue	6.2%	8.6%	(240)	bps
Fleet gross profit as a % of revenue	3.7%	4.4%	(70)	bps
Total new vehicle gross profit as a % of revenue	6.2%	8.6%	(240)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$2,970.8	$3,004.3	$(33.5)	(1)%
Fleet new vehicle revenue	45.8	47.1	(1.3)	(3)%
Total new vehicle revenue	$3,016.6	$3,051.4	$(34.8)	(1)%

Retail new vehicle gross profit	$189.0	$270.9	$(81.9)	(30)%
Fleet new vehicle gross profit	1.7	2.1	(0.4)	(19)%
Total new vehicle gross profit	$190.7	$273.0	$(82.3)	(30)%

Retail new vehicle unit sales	51,809	51,897	(88)	—%
Fleet new vehicle unit sales	893	1,031	(138)	(13)%
Total new vehicle unit sales	52,702	52,928	(226)	—%

Revenue per new retail unit	$57,342	$57,890	$(548)	(1)%
Revenue per new fleet unit	$51,304	$45,746	$5,558	12%
Total revenue per new unit	$57,240	$57,654	$(414)	(1)%

Gross profit per new retail unit	$3,649	$5,221	$(1,572)	(30)%
Gross profit per new fleet unit	$1,809	$2,065	$(256)	(12)%
Total gross profit per new unit	$3,618	$5,159	$(1,541)	(30)%

Retail gross profit as a % of revenue	6.4%	9.0%	(260)	bps
Fleet gross profit as a % of revenue	3.5%	4.5%	(100)	bps
Total new vehicle gross profit as a % of revenue	6.3%	8.9%	(260)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,530.6	$1,566.5	$(35.9)	(2)%
Fleet new vehicle revenue	26.2	28.4	(2.2)	(8)%
Total new vehicle revenue	$1,556.8	$1,594.9	$(38.1)	(2)%

Retail new vehicle gross profit	$95.1	$135.7	$(40.6)	(30)%
Fleet new vehicle gross profit	1.0	1.2	(0.2)	(17)%
Total new vehicle gross profit	$96.1	$136.9	$(40.8)	(30)%

Retail new vehicle unit sales	26,505	26,953	(448)	(2)%
Fleet new vehicle unit sales	514	590	(76)	(13)%
Total new vehicle unit sales	27,019	27,543	(524)	(2)%

Revenue per new retail unit	$57,748	$58,121	$(373)	(1)%
Revenue per new fleet unit	$51,006	$48,038	$2,968	6%
Total revenue per new unit	$57,620	$57,905	$(285)	—%

Gross profit per new retail unit	$3,590	$5,033	$(1,443)	(29)%
Gross profit per new fleet unit	$1,885	$2,099	$(214)	(10)%
Total gross profit per new unit	$3,557	$4,970	$(1,413)	(28)%

Retail gross profit as a % of revenue	6.2%	8.7%	(250)	bps
Fleet gross profit as a % of revenue	3.7%	4.4%	(70)	bps
Total new vehicle gross profit as a % of revenue	6.2%	8.6%	(240)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$2,964.6	$2,964.3	$0.3	—%
Fleet new vehicle revenue	45.8	47.2	(1.4)	(3)%
Total new vehicle revenue	$3,010.4	$3,011.5	$(1.1)	—%

Retail new vehicle gross profit	$188.8	$267.8	$(79.0)	(29)%
Fleet new vehicle gross profit	1.6	2.1	(0.5)	(24)%
Total new vehicle gross profit	$190.4	$269.9	$(79.5)	(29)%

Retail new vehicle unit sales	51,688	50,975	713	1%
Fleet new vehicle unit sales	893	1,031	(138)	(13)%
Total new vehicle unit sales	52,581	52,006	575	1%

Revenue per new retail unit	$57,356	$58,152	$(796)	(1)%
Revenue per new fleet unit	$51,304	$45,746	$5,558	12%
Total revenue per new unit	$57,253	$57,906	$(653)	(1)%

Gross profit per new retail unit	$3,653	$5,254	$(1,601)	(30)%
Gross profit per new fleet unit	$1,809	$2,065	$(256)	(12)%
Total gross profit per new unit	$3,622	$5,191	$(1,569)	(30)%

Retail gross profit as a % of revenue	6.4%	9.0%	(260)	bps
Fleet gross profit as a % of revenue	3.5%	4.5%	(100)	bps
Total new vehicle gross profit as a % of revenue	6.3%	9.0%	(270)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Retail new vehicle revenue decreased 2%, due primarily to a 2% decrease in retail new vehicle unit sales volume, which was exacerbated by the CDK outage, as well as a 1% decrease in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $40.6 million, or 30%, as a result of lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,443 per unit, or 29%, to $3,590 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.
Same Store Franchised Dealerships Segment Retail New Vehicles – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Retail new vehicle revenue was flat, due primarily to a 1% increase in retail new vehicle unit sales volume, despite being negatively affected by the CDK outage, partially offset by a 1% decrease in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $79.0 million, or 29%, as a result of lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,601 per unit, or 30%, to $3,653 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$731.9	$766.2	$(34.3)	(4)%
Acquisitions, open points, dispositions and holding company	0.2	8.3	(8.1)	NM
Total as reported	$732.1	$774.5	$(42.4)	(5)%

Retail used vehicle gross profit:
Same store	$39.1	$44.3	$(5.2)	(12)%
Acquisitions, open points, dispositions and holding company	(0.4)	0.2	(0.6)	NM
Total as reported	$38.7	$44.5	$(5.8)	(13)%

Retail used vehicle unit sales:
Same store	25,660	24,873	787	3%
Acquisitions, open points, dispositions and holding company	8	324	(316)	NM
Total as reported	25,668	25,197	471	2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$1,457.0	$1,519.8	$(62.8)	(4)%
Acquisitions, open points, dispositions and holding company	4.4	22.2	(17.8)	NM
Total as reported	$1,461.4	$1,542.0	$(80.6)	(5)%

Retail used vehicle gross profit:
Same store	$79.6	$84.3	$(4.7)	(6)%
Acquisitions, open points, dispositions and holding company	—	1.0	(1.0)	NM
Total as reported	$79.6	$85.3	$(5.7)	(7)%

Retail used vehicle unit sales:
Same store	51,169	49,454	1,715	4%
Acquisitions, open points, dispositions and holding company	165	850	(685)	NM
Total as reported	51,334	50,304	1,030	2%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$732.1	$774.5	$(42.4)	(5)%
Gross profit	$38.7	$44.5	$(5.8)	(13)%
Unit sales	25,668	25,197	471	2%
Revenue per unit	$28,520	$30,737	$(2,217)	(7)%
Gross profit per unit	$1,508	$1,765	$(257)	(15)%
Gross profit as a % of revenue	5.3%	5.7%	(40)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,461.4	$1,542.0	$(80.6)	(5)%
Gross profit	$79.6	$85.3	$(5.7)	(7)%
Unit sales	51,334	50,304	1,030	2%
Revenue per unit	$28,469	$30,655	$(2,186)	(7)%
Gross profit per unit	$1,550	$1,695	$(145)	(9)%
Gross profit as a % of revenue	5.4%	5.5%	(10)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$731.9	$766.2	$(34.3)	(5)%
Gross profit	$39.1	$44.3	$(5.2)	(12)%
Unit sales	25,660	24,873	787	3%
Revenue per unit	$28,523	$30,805	$(2,282)	(7)%
Gross profit per unit	$1,524	$1,779	$(255)	(14)%
Gross profit as a % of revenue	5.3%	5.8%	(50)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$1,457.0	$1,519.8	$(62.8)	(4)%
Gross profit	$79.6	$84.3	$(4.7)	(6)%
Unit sales	51,169	49,454	1,715	3%
Revenue per unit	$28,474	$30,731	$(2,257)	(7)%
Gross profit per unit	$1,555	$1,705	$(150)	(9)%
Gross profit as a % of revenue	5.5%	5.5%	—	bps

Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Retail used vehicle revenue decreased approximately $34.3 million, or 5%, driven primarily by a 7% decrease in retail used vehicle average selling prices, partially offset by a 3% increase in retail used vehicle unit sales volume, despite being negatively affected by the CDK outage. Retail used vehicle gross profit decreased approximately $5.2 million, or 12%, driven primarily by a $255 per unit, or 14%, decrease in retail used vehicle gross profit per unit, partially offset by a 3% increase in retail used vehicle unit sales volume during the second quarter of 2024, due primarily to higher inventory acquisition costs and increased price competition as a result of ongoing consumer affordability challenges.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Retail used vehicle revenue decreased approximately $62.8 million, or 4%, driven primarily by a 7% decrease in retail used vehicle average selling prices, partially offset by a 3% increase in retail used vehicle unit sales volume, despite being negatively affected by the CDK outage. Retail used vehicle gross profit decreased approximately $4.7 million, or 6%, driven primarily by a $150 per unit, or 9%, decrease in retail used vehicle gross profit per unit, partially offset by a 3% increase in retail used vehicle unit sales volume during the six months ended June 30, 2024, due primarily to higher inventory acquisition costs and increased price competition as a result of ongoing consumer affordability challenges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$48.3	$54.7	$(6.4)	(12)%
Acquisitions, open points, dispositions and holding company	0.1	0.9	(0.8)	NM
Total as reported	$48.4	$55.6	$(7.2)	(13)%

Total wholesale vehicle gross profit (loss):
Same store	$(0.5)	$(0.5)	$—	—%
Acquisitions, open points, dispositions and holding company	—	(0.5)	0.5	NM
Total as reported	$(0.5)	$(1.0)	$0.5	50%

Total wholesale vehicle unit sales:
Same store	5,243	5,430	(187)	(3)%
Acquisitions, open points, dispositions and holding company	5	86	(81)	NM
Total as reported	5,248	5,516	(268)	(5)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$96.5	$112.1	$(15.6)	(14)%
Acquisitions, open points, dispositions and holding company	0.4	1.9	(1.5)	NM
Total as reported	$96.9	$114.0	$(17.1)	(15)%

Total wholesale vehicle gross profit (loss):
Same store	$(0.6)	$1.4	$(2.0)	(143)%
Acquisitions, open points, dispositions and holding company	(0.1)	(0.4)	0.3	NM
Total as reported	$(0.7)	$1.0	$(1.7)	(170)%

Total wholesale vehicle unit sales:
Same store	10,317	10,812	(495)	(5)%
Acquisitions, open points, dispositions and holding company	36	187	(151)	NM
Total as reported	10,353	10,999	(646)	(6)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$48.4	$55.6	$(7.2)	(13)%
Gross profit (loss)	$(0.5)	$(1.0)	$0.5	50%
Unit sales	5,248	5,516	(268)	(5)%
Revenue per unit	$9,229	$10,057	$(828)	(8)%
Gross profit (loss) per unit	$(86)	$(164)	$78	48%
Gross profit (loss) as a % of revenue	(0.9)%	(1.6)%	70	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$96.9	$114.0	$(17.1)	(15)%
Gross profit (loss)	$(0.7)	$1.0	$(1.7)	(170)%
Unit sales	10,353	10,999	(646)	(6)%
Revenue per unit	$9,354	$10,346	$(992)	(10)%
Gross profit (loss) per unit	$(61)	$79	$(140)	(177)%
Gross profit (loss) as a % of revenue	(0.7)%	0.8%	(150)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$48.3	$54.7	$(6.4)	(12)%
Gross profit (loss)	$(0.5)	$(0.5)	$—	—%
Unit sales	5,243	5,430	(187)	(3)%
Revenue per unit	$9,213	$10,079	$(866)	(9)%
Gross profit (loss) per unit	$(85)	$(85)	$—	—%
Gross profit (loss) as a % of revenue	(0.9)%	(0.8)%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$96.5	$112.1	$(15.6)	(14)%
Gross profit (loss)	$(0.6)	$1.4	$(2.0)	(143)%
Unit sales	10,317	10,812	(495)	(5)%
Revenue per unit	$9,353	$10,379	$(1,026)	(10)%
Gross profit (loss) per unit	$(60)	$131	$(191)	(146)%
Gross profit (loss) as a % of revenue	(0.6)%	1.3%	(190)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Wholesale vehicle revenue decreased approximately $6.4 million, or 12%, driven primarily by a 9% decrease in wholesale vehicle revenue per unit and a 3% decrease in wholesale vehicle unit sales volume during the second quarter of 2024. Wholesale vehicle gross profit (loss) remained flat.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Wholesale vehicle revenue decreased approximately $15.6 million, or 14%, driven primarily by a 10% decrease in wholesale vehicle revenue per unit and a 5% decrease in wholesale vehicle unit sales volume during the first six months of 2024. Wholesale vehicle gross profit (loss) worsened approximately $2.0 million, driven primarily by a $191 per unit, or 146%, worsening of wholesale vehicle gross profit (loss) per unit during the first six months of 2024, due primarily to lower wholesale auction prices.
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$434.3	$430.0	$4.3	1%
Acquisitions, open points, dispositions and holding company	0.1	3.4	(3.3)	NM
Total as reported	$434.4	$433.4	$1.0	—%

Total Fixed Operations gross profit:
Same store	$218.8	$213.5	$5.3	2%
Acquisitions, open points, dispositions and holding company	0.2	1.9	(1.7)	NM
Total as reported	$219.0	$215.4	$3.6	2%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$872.6	$847.5	$25.1	3%
Acquisitions, open points, dispositions and holding company	1.7	9.7	(8.0)	NM
Total as reported	$874.3	$857.2	$17.1	2%

Total Fixed Operations gross profit:
Same store	$438.2	$419.6	$18.6	4%
Acquisitions, open points, dispositions and holding company	1.5	5.4	(3.9)	NM
Total as reported	$439.7	$425.0	$14.7	3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$206.9	$204.6	$2.3	1%
Warranty	62.8	58.7	4.1	7%
Wholesale parts	47.0	53.4	(6.4)	(12)%
Internal, sublet and other	117.7	116.7	1.0	1%
Total revenue	$434.4	$433.4	$1.0	—%

Gross profit
Customer pay	$116.3	$115.0	$1.3	1%
Warranty	38.3	34.3	4.0	12%
Wholesale parts	8.4	9.5	(1.1)	(12)%
Internal, sublet and other	56.0	56.6	(0.6)	(1)%
Total gross profit	$219.0	$215.4	$3.6	2%

Gross profit as a % of revenue
Customer pay	56.2%	56.2%	—	bps
Warranty	61.0%	58.5%	250	bps
Wholesale parts	17.9%	17.7%	20	bps
Internal, sublet and other	47.5%	48.5%	(100)	bps
Total gross profit as a % of revenue	50.4%	49.7%	70	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$415.3	$405.3	$10.0	2%
Warranty	126.8	117.3	9.5	8%
Wholesale parts	97.6	107.7	(10.1)	(9)%
Internal, sublet and other	234.6	226.9	7.7	3%
Total revenue	$874.3	$857.2	$17.1	2%

Gross profit
Customer pay	$233.6	$226.7	$6.9	3%
Warranty	76.5	68.7	7.8	11%
Wholesale parts	17.3	19.1	(1.8)	(9)%
Internal, sublet and other	112.3	110.5	1.8	2%
Total gross profit	$439.7	$425.0	$14.7	3%

Gross profit as a % of revenue
Customer pay	56.2%	55.9%	30	bps
Warranty	60.3%	58.5%	180	bps
Wholesale parts	17.7%	17.7%	—	bps
Internal, sublet and other	47.9%	48.7%	(80)	bps
Total gross profit as a % of revenue	50.3%	49.6%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$206.9	$203.2	$3.7	2%
Warranty	62.8	58.1	4.7	8%
Wholesale parts	47.0	53.3	(6.3)	(12)%
Internal, sublet and other	117.6	115.4	2.2	2%
Total revenue	$434.3	$430.0	$4.3	1%

Gross profit
Customer pay	$116.3	$114.4	$1.9	2%
Warranty	38.4	34.1	4.3	13%
Wholesale parts	8.4	9.4	(1.0)	(11)%
Internal, sublet and other	55.7	55.6	0.1	—%
Total gross profit	$218.8	$213.5	$5.3	2%

Gross profit as a % of revenue
Customer pay	56.2%	56.3%	(10)	bps
Warranty	61.1%	58.6%	250	bps
Wholesale parts	17.9%	17.7%	20	bps
Internal, sublet and other	47.4%	48.2%	(80)	bps
Total gross profit as a % of revenue	50.4%	49.6%	80	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$414.2	$401.4	$12.8	3%
Warranty	126.6	115.5	11.1	10%
Wholesale parts	97.5	107.1	(9.6)	(9)%
Internal, sublet and other	234.3	223.5	10.8	5%
Total revenue	$872.6	$847.5	$25.1	3%

Gross profit
Customer pay	$233.0	$224.6	$8.4	4%
Warranty	76.4	67.8	8.6	13%
Wholesale parts	17.3	19.0	(1.7)	(9)%
Internal, sublet and other	111.5	108.2	3.3	3%
Total gross profit	$438.2	$419.6	$18.6	4%

Gross profit as a % of revenue
Customer pay	56.2%	56.0%	20	bps
Warranty	60.4%	58.7%	170	bps
Wholesale parts	17.7%	17.8%	(10)	bps
Internal, sublet and other	47.6%	48.4%	(80)	bps
Total gross profit as a % of revenue	50.2%	49.5%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Despite the disruptions caused by the CDK outage in June 2024, Fixed Operations revenue increased approximately $4.3 million, or 1%, and Fixed Operations gross profit increased approximately $5.3 million, or 2%. Customer pay gross profit increased approximately $1.9 million, or 2%, warranty gross profit increased approximately $4.3 million, or 13%, wholesale parts gross profit decreased approximately $1.0 million, or 11%, and internal, sublet and other gross profit increased approximately $0.1 million.
Same Store Franchised Dealerships Segment Fixed Operations – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Despite the disruptions caused by the CDK outage in June 2024, Fixed Operations revenue increased approximately $25.1 million, or 3%, and Fixed Operations gross profit increased approximately $18.6 million, or 4%. Customer pay gross profit increased approximately $8.4 million, or 4%, warranty gross profit increased approximately $8.6 million, or 13%, wholesale parts gross profit decreased approximately $1.7 million, or 9%, and internal, sublet and other gross profit increased approximately $3.3 million, or 3%.
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$124.2	$130.9	$(6.7)	(5)%
Acquisitions, open points, dispositions and holding company	—	1.3	(1.3)	NM
Total as reported	$124.2	$132.2	$(8.0)	(6)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,380	$2,526	$(146)	(6)%
Reported	$2,380	$2,516	$(136)	(5)%

Total combined retail new and used vehicle unit sales:
Same store	52,165	51,826	339	1%
Acquisitions, open points, dispositions and holding company	15	729	(714)	NM
Total as reported	52,180	52,555	(375)	(1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$243.4	$246.2	$(2.8)	(1)%
Acquisitions, open points, dispositions and holding company	0.4	3.2	(2.8)	NM
Total as reported	$243.8	$249.4	$(5.6)	(2)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,366	$2,451	$(85)	(3)%
Reported	$2,364	$2,440	$(76)	(3)%

Total combined retail new and used vehicle unit sales:
Same store	102,857	100,429	2,428	2%
Acquisitions, open points, dispositions and holding company	286	1,772	(1,486)	NM
Total as reported	103,143	102,201	942	1%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$124.2	$132.2	$(8.0)	(6)%
Total combined retail new and used vehicle unit sales	52,180	52,555	(375)	(1)%
Gross profit per retail unit (excludes fleet)	$2,380	$2,516	$(136)	(5)%

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$243.8	$249.4	$(5.6)	(2)%
Total combined retail new and used vehicle unit sales	103,143	102,201	942	1%
Gross profit per retail unit (excludes fleet)	$2,364	$2,440	$(76)	(3)%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$124.2	$130.9	$(6.7)	(5)%
Total combined retail new and used vehicle unit sales	52,165	51,826	339	1%
Gross profit per retail unit (excludes fleet)	$2,380	$2,526	$(146)	(6)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$243.4	$246.2	$(2.8)	(1)%
Total combined retail new and used vehicle unit sales	102,857	100,429	2,428	2%
Gross profit per retail unit (excludes fleet)	$2,366	$2,451	$(85)	(3)%

Same Store Franchised Dealerships Segment F&I – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
F&I revenue decreased approximately $6.7 million, or 5%, due primarily to a 6% decrease in F&I gross profit per retail unit, partially offset by an increase in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit decreased $146 per unit, or 6%, to $2,380 per unit, due primarily to a decrease in service and other aftermarket contract penetration rates, offset partially by a higher finance contract penetration rate.
Finance contract revenue for combined retail new and used vehicles decreased 7%, due primarily to an 8% decrease in gross profit per finance contract, offset slightly by a 40-basis point increase in the finance contract penetration rate. Service contract revenue for combined retail new and used vehicles decreased 9%, due primarily to an 8% decrease in gross profit per service contract and a 90-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue for combined retail new and used vehicles was flat, due primarily to a 5% increase in gross profit per other aftermarket contract that was offset by an 890-basis point decrease in the other aftermarket contract penetration rate.
Same Store Franchised Dealerships Segment F&I – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
F&I revenue decreased approximately $2.8 million, or 1%, due primarily to a 3% decrease in F&I gross profit per retail unit, offset partially by an increase in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit decreased $85 per unit, or 3%, to $2,366 per unit, due primarily to a decrease in the other aftermarket contract penetration rate.
Finance contract revenue for combined retail new and used vehicles decreased 4%, due primarily to an 8% decrease in gross profit per finance contract, offset partially by a 140-basis point increase in the finance contract penetration rate. Service contract revenue for combined retail new and used vehicles increased 2%, due primarily to a 2% increase in service contract volume. Other aftermarket contract revenue for combined retail new and used vehicles increased 4%, due primarily to a 6% increase in gross profit per other aftermarket contract, partially offset by a 780-basis point decrease in the other aftermarket contract penetration rate.

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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$448.9	$410.0	$38.9	9%
Closed stores	—	114.0	(114.0)	NM
Total as reported	$448.9	$524.0	$(75.1)	(14)%

Total retail used vehicle gross profit (loss):
Same market	$4.8	$(4.3)	$9.1	212%
Closed stores	(0.1)	(10.0)	9.9	NM
Total as reported	$4.7	$(14.3)	$19.0	133%

Total retail used vehicle unit sales:
Same market	16,641	13,529	3,112	23%
Closed stores	—	3,555	(3,555)	NM
Total as reported	16,641	17,084	(443)	(3)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$922.1	$843.7	$78.4	9%
Closed stores	9.6	252.8	(243.2)	NM
Total as reported	$931.7	$1,096.5	$(164.8)	(15)%

Total retail used vehicle gross profit (loss):
Same market	$10.4	$(14.1)	$24.5	174%
Closed stores	(0.4)	(12.1)	11.7	NM
Total as reported	$10.0	$(26.2)	$36.2	138%

Total retail used vehicle unit sales:
Same market	34,259	29,080	5,179	18%
Closed stores	363	7,984	(7,621)	NM
Total as reported	34,622	37,064	(2,442)	(7)%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$47.3	$32.6	$14.7	45%
Closed stores	(0.8)	8.5	(9.3)	NM
Total as reported	$46.5	$41.1	$5.4	13%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$94.8	$70.9	$23.9	34%
Closed stores	(0.5)	20.2	(20.7)	NM
Total as reported	$94.3	$91.1	$3.2	4%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$448.9	$524.0	$(75.1)	(14)%
Retail used vehicle gross profit (loss)	$4.7	$(14.3)	$19.0	133%
Retail used vehicle unit sales	16,641	17,084	(443)	(3)%
Retail used vehicle revenue per unit	$26,973	$30,672	$(3,699)	(12)%
F&I revenue	$46.5	$41.1	$5.4	13%
Combined retail used vehicle gross profit and F&I revenue	$51.2	$26.8	$24.4	91%
Combined retail used vehicle and F&I gross profit per unit	$3,078	$1,569	$1,509	96%

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$931.7	$1,096.5	$(164.8)	(15)%
Retail used vehicle gross profit (loss)	$10.0	$(26.2)	$36.2	138%
Retail used vehicle unit sales	34,622	37,064	(2,442)	(7)%
Retail used vehicle revenue per unit	$26,912	$29,584	$(2,672)	(9)%
F&I revenue	$94.3	$91.1	$3.2	4%
Combined retail used vehicle gross profit and F&I revenue	$104.3	$64.9	$39.4	61%
Combined retail used vehicle and F&I gross profit per unit	$3,014	$1,750	$1,264	72%
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$448.9	$410.0	$38.9	9%
Retail used vehicle gross profit (loss)	$4.8	$(4.3)	$9.1	212%
Retail used vehicle unit sales	16,641	13,529	3,112	23%
Retail used vehicle revenue per unit	$26,973	$30,304	$(3,331)	(11)%
F&I revenue	$47.3	$32.6	$14.7	45%
Combined retail used vehicle gross profit and F&I revenue	$52.1	$28.3	$23.8	84%
Combined retail used vehicle and F&I gross profit per unit	$3,127	$2,091	$1,036	50%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$922.1	$843.7	$78.4	9%
Retail used vehicle gross profit (loss)	$10.4	$(14.1)	$24.5	174%
Retail used vehicle unit sales	34,259	29,080	5,179	18%
Retail used vehicle revenue per unit	$26,914	$29,013	$(2,099)	(7)%
F&I revenue	$94.8	$70.9	$23.9	34%
Combined retail used vehicle gross profit and F&I revenue	$105.2	$56.8	$48.4	85%
Combined retail used vehicle and F&I gross profit per unit	$3,071	$1,953	$1,118	57%
Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Retail used vehicle revenue increased approximately $38.9 million, or 9%, due primarily to a 23% increase in retail used vehicle unit sales volume, offset partially by an 11% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $23.8 million, or 84%, due primarily to a $14.7 million, or 45%, increase in F&I revenue and a 50%, or $1,036, increase in combined retail used vehicle and F&I gross profit per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to improvement in inventory acquisition cost as a result of lower wholesale auction prices, sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.
Same Market EchoPark Segment Retail Used Vehicles and F&I – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Retail used vehicle revenue increased approximately $78.4 million, or 9%, due primarily to an 18% increase in retail used vehicle unit sales volume, offset partially by a 7% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $48.4 million, or 85%, due primarily to a $23.9 million, or 34%, increase in F&I revenue and a 57%, or $1,118, increase in combined retail used vehicle and F&I gross profit per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to improvement in inventory acquisition cost as a result of lower wholesale auction prices, sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed market basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$21.9	$26.3	$(4.4)	(17)%
Closed stores	—	9.2	(9.2)	NM
Total as reported	$21.9	$35.5	$(13.6)	(38)%

Total wholesale vehicle gross profit (loss):
Same market	$(0.2)	$0.4	$(0.6)	(150)%
Closed stores	0.1	(0.4)	0.5	NM
Total as reported	$(0.1)	$—	$(0.1)	(100)%

Total wholesale vehicle unit sales:
Same market	2,593	2,402	191	8%
Closed stores	—	833	(833)	NM
Total as reported	2,593	3,235	(642)	(20)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$47.4	$44.2	$3.2	7%
Closed stores	3.3	18.3	(15.0)	NM
Total as reported	$50.7	$62.5	$(11.8)	(19)%

Total wholesale vehicle gross profit (loss):
Same market	$—	$1.6	$(1.6)	(100)%
Closed stores	(0.6)	(0.4)	(0.2)	NM
Total as reported	$(0.6)	$1.2	$(1.8)	(150)%

Total wholesale vehicle unit sales:
Same market	5,378	4,521	857	19%
Closed stores	209	1,630	(1,421)	NM
Total as reported	5,587	6,151	(564)	(9)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$21.9	$35.5	$(13.6)	(38)%
Gross profit (loss)	$(0.1)	$—	$(0.1)	(100)%
Unit sales	2,593	3,235	(642)	(20)%
Revenue per unit	$8,454	$10,984	$(2,530)	(23)%
Gross profit (loss) per unit	$(44)	$(11)	$(33)	NM
Gross profit (loss) as a % of revenue	(0.5)%	(0.1)%	(40)	bps
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$50.7	$62.5	$(11.8)	(19)%
Gross profit (loss)	$(0.6)	$1.2	$(1.8)	(150)%
Unit sales	5,587	6,151	(564)	(9)%
Revenue per unit	$9,057	$10,176	$(1,119)	(11)%
Gross profit (loss) per unit	$(110)	$197	$(307)	(156)%
Gross profit (loss) as a % of revenue	(1.2)%	1.9%	(310)	bps
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$21.9	$26.3	$(4.4)	(17)%
Gross profit (loss)	$(0.2)	$0.4	$(0.6)	(150)%
Unit sales	2,593	2,402	191	8%
Revenue per unit	$8,454	$10,967	$(2,513)	(23)%
Gross profit (loss) per unit	$(34)	$169	$(203)	(120)%
Gross profit (loss) as a % of revenue	(0.4)%	1.5%	(190)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$47.4	$44.2	$3.2	7%
Gross profit (loss)	$—	$1.6	$(1.6)	(100)%
Unit sales	5,378	4,521	857	19%
Revenue per unit	$8,817	$9,799	$(982)	(10)%
Gross profit (loss) per unit	$(5)	$352	$(357)	(101)%
Gross profit (loss) as a % of revenue	(0.1)%	3.6%	(370)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Same market wholesale vehicle revenue decreased approximately $4.4 million, or 17%, due primarily to a 23% decrease in wholesale vehicle revenue per unit, offset partially by an 8% increase in wholesale vehicle unit sales volume. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Same market wholesale vehicle revenue increased approximately $3.2 million, or 7%, due primarily to a 19% increase in wholesale vehicle unit sales volume, offset partially by a 10% decrease in wholesale vehicle revenue per unit. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

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
New Vehicles – Powersports Segment

The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$21.7	$24.9	$(3.2)	(13)%
Acquisitions	—	—	—	NM
Total as reported	$21.7	$24.9	$(3.2)	(13)%

Total retail new vehicle gross profit:
Same store	$2.9	$4.5	$(1.6)	(36)%
Acquisitions	—	—	—	NM
Total as reported	$2.9	$4.5	$(1.6)	(36)%

Total retail new vehicle unit sales:
Same store	1,193	1,396	(203)	(15)%
Acquisitions	—	—	—	NM
Total as reported	1,193	1,396	(203)	(15)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$37.0	$45.5	$(8.5)	(19)%
Acquisitions	0.5	0.2	0.3	NM
Total as reported	$37.5	$45.7	$(8.2)	(18)%

Total retail new vehicle gross profit:
Same store	$5.1	$8.4	$(3.3)	(39)%
Acquisitions	0.1	0.1	—	NM
Total as reported	$5.2	$8.5	$(3.3)	(39)%

Total retail new vehicle unit sales:
Same store	2,021	2,496	(475)	(19)%
Acquisitions	17	7	10	NM
Total as reported	2,038	2,503	(465)	(19)%
NM = Not Meaningful
Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$21.7	$24.9	$(3.2)	(13)%
Gross profit	$2.9	$4.5	$(1.6)	(36)%
Unit sales	1,193	1,396	(203)	(15)%
Revenue per unit	$18,164	$17,827	$337	2%
Gross profit per unit	$2,466	$3,235	$(769)	(24)%
Gross profit as a % of revenue	13.6%	18.1%	(450)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$37.5	$45.7	$(8.2)	(18)%
Gross profit	$5.2	$8.5	$(3.3)	(39)%
Unit sales	2,038	2,503	(465)	(19)%
Revenue per unit	$18,420	$18,254	$166	1%
Gross profit per unit	$2,553	$3,385	$(832)	(25)%
Gross profit as a % of revenue	13.9%	18.5%	(460)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store retail new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$21.7	$24.9	$(3.2)	(13)%
Gross profit	$2.9	$4.5	$(1.6)	(36)%
Unit sales	1,193	1,396	(203)	(15)%
Revenue per unit	$18,164	$17,827	$337	2%
Gross profit per unit	$2,466	$3,235	$(769)	(24)%
Gross profit as a % of revenue	13.6%	18.1%	(450)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$37.0	$45.5	$(8.5)	(19)%
Gross profit	$5.1	$8.4	$(3.3)	(39)%
Unit sales	2,021	2,496	(475)	(19)%
Revenue per unit	$18,306	$18,229	$77	—%
Gross profit per unit	$2,502	$3,373	$(871)	(26)%
Gross profit as a % of revenue	13.7%	18.5%	(480)	bps

Same Store Powersports Segment Retail New Vehicles – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Retail new vehicle revenue decreased 13%, due primarily to a 15% decrease in retail new vehicle unit sales volume, partially offset by a 2% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $1.6 million, or 36%, as a result of lower retail new vehicle unit sales volume and lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $769 per unit, or 24%, to $2,466 per unit, due primarily to higher inventory invoice cost and changes in brand mix.
Same Store Powersports Segment Retail New Vehicles – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Retail new vehicle revenue decreased 19%, due primarily to a 19% decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit decreased approximately $3.3 million, or 39%, as a result of lower retail new vehicle unit sales volume and lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $871 per unit, or 26%, to $2,502 per unit, due primarily to higher inventory invoice cost and changes in brand mix.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$5.3	$7.4	$(2.1)	(28)%
Acquisitions	—	—	—	NM
Total as reported	$5.3	$7.4	$(2.1)	(28)%

Retail used vehicle gross profit:
Same store	$1.3	$1.3	$—	—%
Acquisitions	—	—	—	NM
Total as reported	$1.3	$1.3	$—	—%

Retail used vehicle unit sales:
Same store	522	691	(169)	(24)%
Acquisitions	—	—	—	NM
Total as reported	522	691	(169)	(24)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$8.0	$11.8	$(3.8)	(32)%
Acquisitions	0.7	0.5	0.2	NM
Total as reported	$8.7	$12.3	$(3.6)	(29)%

Retail used vehicle gross profit:
Same store	$2.0	$2.3	$(0.3)	(13)%
Acquisitions	0.2	0.1	0.1	NM
Total as reported	$2.2	$2.4	$(0.2)	(8)%

Retail used vehicle unit sales:
Same store	858	1,092	(234)	(21)%
Acquisitions	73	43	30	NM
Total as reported	931	1,135	(204)	(18)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$5.3	$7.4	$(2.1)	(28)%
Gross profit	$1.3	$1.3	$—	—%
Unit sales	522	691	(169)	(24)%
Revenue per unit	$10,132	$10,765	$(633)	(6)%
Gross profit per unit	$2,423	$1,942	$481	25%
Gross profit as a % of revenue	23.9%	18.0%	590	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$8.7	$12.3	$(3.6)	(29)%
Gross profit	$2.2	$2.4	$(0.2)	(8)%
Unit sales	931	1,135	(204)	(18)%
Revenue per unit	$9,300	$10,804	$(1,504)	(14)%
Gross profit per unit	$2,318	$2,093	$225	11%
Gross profit as a % of revenue	24.9%	19.4%	550	bps
Our Powersports Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$5.3	$7.4	$(2.1)	(28)%
Gross profit	$1.3	$1.3	$—	—%
Unit sales	522	691	(169)	(24)%
Revenue per unit	$10,132	$10,765	$(633)	(6)%
Gross profit per unit	$2,423	$1,942	$481	25%
Gross profit as a % of revenue	23.9%	18.0%	590	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$8.0	$11.8	$(3.8)	(32)%
Gross profit	$2.0	$2.3	$(0.3)	(13)%
Unit sales	858	1,092	(234)	(21)%
Revenue per unit	$9,368	$10,780	$(1,412)	(13)%
Gross profit per unit	$2,336	$2,064	$272	13%
Gross profit as a % of revenue	24.9%	19.1%	580	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Powersports Segment Retail Used Vehicles – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Retail used vehicle revenue decreased 28%, due primarily to a 24% decrease in retail used vehicle unit sales volume and a 6% decrease in retail used vehicle average selling prices. Retail used vehicle gross profit was flat, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit increased $481 per unit, or 25%, to $2,423 per unit.
Same Store Powersports Segment Retail Used Vehicles – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Retail used vehicle revenue decreased 32%, due primarily to a 21% decrease in retail used vehicle unit sales volume and a 13% decrease in retail used vehicle average selling prices. Retail used vehicle gross profit decreased approximately $0.3 million, or 13%, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit increased $272 per unit, or 13%, to $2,336 per unit.
Wholesale Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$0.9	$0.4	$0.5	125%
Acquisitions	—	—	—	NM
Total as reported	$0.9	$0.4	$0.5	125%

Total wholesale vehicle gross profit (loss):
Same store	$(0.1)	$—	$(0.1)	(100)%
Acquisitions	—	—	—	NM
Total as reported	$(0.1)	$—	$(0.1)	(100)%

Total wholesale vehicle unit sales:
Same store	18	50	(32)	(64)%
Acquisitions	—	—	—	NM
Total as reported	18	50	(32)	(64)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$1.2	$0.5	$0.7	140%
Acquisitions	(0.1)	—	(0.1)	(100.0)%
Total as reported	$1.1	$0.5	$0.6	120%

Total wholesale vehicle gross profit (loss):
Same store	$(0.1)	$(0.1)	$—	—%
Acquisitions	—	—	—	—%
Total as reported	$(0.1)	$(0.1)	$—	—%

Total wholesale vehicle unit sales:
Same store	28	56	(28)	(50)%
Acquisitions	3	1	2	NM
Total as reported	31	57	(26)	(46)%
NM = Not Meaningful
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$0.9	$0.4	$0.5	125%
Gross profit (loss)	$(0.1)	$—	$(0.1)	(100)%
Unit sales	18	50	(32)	(64)%
Revenue per unit	$52,531	$7,947	$44,584	561%
Gross profit (loss) per unit	$(2,976)	$(665)	$(2,311)	(348)%
Gross profit (loss) as a % of revenue	(5.7)%	(8.4)%	270	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$1.1	$0.5	$0.6	120%
Gross profit (loss)	$(0.1)	$(0.1)	$—	—%
Unit sales	31	57	(26)	(46)%
Revenue per unit	$37,802	$8,689	$29,113	335%
Gross profit (loss) per unit	$(2,901)	$(598)	$(2,303)	(385)%
Gross profit (loss) as a % of revenue	(7.7)%	(6.9)%	(80)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$0.9	$0.4	$0.5	125%
Gross profit (loss)	$(0.1)	$—	$(0.1)	(100)%
Unit sales	18	50	(32)	(64)%
Revenue per unit	$52,531	$7,947	$44,584	561%
Gross profit (loss) per unit	$(2,976)	$(665)	$(2,311)	(348)%
Gross profit (loss) as a % of revenue	(5.7)%	(8.4)%	270	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$1.2	$0.5	$0.7	140%
Gross profit (loss)	$(0.1)	$(0.1)	$—	—%
Unit sales	28	56	(28)	(50)%
Revenue per unit	$41,540	$8,818	$32,722	371%
Gross profit (loss) per unit	$(3,212)	$(609)	$(2,603)	(427)%
Gross profit (loss) as a % of revenue	(7.7)%	(6.9)%	(80)	bps
Same Store Powersports Segment Wholesale Vehicles – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Same store wholesale vehicle revenue increased approximately $0.5 million, due to higher wholesale vehicle average selling prices. Same store wholesale vehicle gross profit (loss) worsened approximately $0.1 million.
Same Store Powersports Segment Wholesale Vehicles – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Same store wholesale vehicle revenue increased approximately $0.7 million, due to higher wholesale vehicle average selling prices. Same store wholesale vehicle gross profit (loss) remained flat.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$9.7	$10.3	$(0.6)	(6)%
Acquisitions	—	—	—	NM
Total as reported	$9.7	$10.3	$(0.6)	(6)%

Total Fixed Operations gross profit:
Same store	$4.6	$5.0	$(0.4)	(8)%
Acquisitions	—	—	—	NM
Total as reported	$4.6	$5.0	$(0.4)	(8)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$15.8	$16.7	$(0.9)	(5.4)%
Acquisitions	0.7	0.3	0.4	133.3%
Total as reported	$16.5	$17.0	$(0.5)	(2.9)%

Total Fixed Operations gross profit:
Same store	$7.4	$8.2	$(0.8)	(9.8)%
Acquisitions	0.3	0.1	0.2	200.0%
Total as reported	$7.7	$8.3	$(0.6)	(7.2)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$1.7	$3.5	$(1.8)	(51)%
Warranty	1.2	0.4	0.8	200%
Wholesale parts	0.2	0.2	—	—%
Internal, sublet and other	6.6	6.2	0.4	6%
Total revenue	$9.7	$10.3	$(0.6)	(6)%

Gross profit
Customer pay	$0.2	$1.9	$(1.7)	(89)%
Warranty	1.1	0.3	0.8	267%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	3.2	2.8	0.4	14%
Total gross profit	$4.6	$5.0	$(0.4)	(8)%

Gross profit as a % of revenue
Customer pay	11.1%	53.7%	(4,260)	bps
Warranty	85.6%	61.6%	2,400	bps
Wholesale parts	24.5%	18.3%	620	bps
Internal, sublet and other	50.2%	45.2%	500	bps
Total gross profit as a % of revenue	47.4%	48.5%	(110)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$3.5	$6.0	$(2.5)	(42)%
Warranty	1.7	0.8	0.9	113%
Wholesale parts	0.4	0.3	0.1	33%
Internal, sublet and other	10.9	9.9	1.0	10%
Total revenue	$16.5	$17.0	$(0.5)	(3)%

Gross profit
Customer pay	$1.0	$3.3	$(2.3)	(70)%
Warranty	1.4	0.4	1.0	250%
Wholesale parts	0.1	0.1	—	—%
Internal, sublet and other	5.2	4.5	0.7	16%
Total gross profit	$7.7	$8.3	$(0.6)	(7)%

Gross profit as a % of revenue
Customer pay	28.2%	54.3%	(2,610)	bps
Warranty	81.7%	59.4%	2,230	bps
Wholesale parts	25.0%	19.3%	570	bps
Internal, sublet and other	48.6%	45.5%	310	bps
Total gross profit as a % of revenue	47.0%	48.7%	(170)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$1.7	$3.5	$(1.8)	(51)%
Warranty	1.2	0.4	0.8	200%
Wholesale parts	0.2	0.2	—	—%
Internal, sublet and other	6.6	6.2	0.4	6%
Total revenue	$9.7	$10.3	$(0.6)	(6)%

Gross profit
Customer pay	$0.2	$1.9	$(1.7)	(89)%
Warranty	1.1	0.3	0.8	267%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	3.2	2.8	0.4	14%
Total gross profit	$4.6	$5.0	$(0.4)	(8)%

Gross profit as a % of revenue
Customer pay	11.1%	53.7%	(4,260)	bps
Warranty	85.6%	61.6%	2,400	bps
Wholesale parts	24.5%	18.3%	620	bps
Internal, sublet and other	48.5%	45.2%	330	bps
Total gross profit as a % of revenue	47.4%	48.5%	(110)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same Store Fixed Operations:
Revenue
Customer pay	$3.4	$5.9	$(2.5)	(42)%
Warranty	1.7	0.7	1.0	143%
Wholesale parts	0.4	0.3	0.1	33%
Internal, sublet and other	10.3	9.8	0.5	5%
Total revenue	$15.8	$16.7	$(0.9)	(5)%

Gross profit
Customer pay	$0.9	$3.2	$(2.3)	(72)%
Warranty	1.4	0.4	1.0	250%
Wholesale parts	0.1	0.1	—	—%
Internal, sublet and other	5.0	4.5	0.5	11%
Total gross profit	$7.4	$8.2	$(0.8)	(10)%

Gross profit as a % of revenue
Customer pay	26.7%	54.3%	(2,760)	bps
Warranty	81.7%	59.3%	2,240	bps
Wholesale parts	25.0%	19.3%	570	bps
Internal, sublet and other	48.5%	45.9%	260	bps
Total gross profit as a % of revenue	47.1%	48.8%	(170)	bps
Same Store Powersports Segment Fixed Operations – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Same store Fixed Operations revenue decreased approximately $0.6 million, or 6%, and same store Fixed Operations gross profit decreased approximately $0.4 million, or 8%, primarily due to lower parts and accessories volume and higher inventory costs of parts and accessories. Customer pay revenue decreased approximately $1.8 million, or 51%, and customer pay gross profit decreased approximately $1.7 million, or 89%. Warranty revenue increased approximately $0.8 million, or 200%, and warranty gross profit increased approximately $0.8 million, or 267%. Wholesale parts revenue remained flat and wholesale parts gross profit increased approximately $0.1 million, or 100%. Internal, sublet and other revenue increased approximately $0.4 million, or 6%, and internal, sublet and other gross profit increased approximately $0.4 million, or 14%.
Same Store Powersports Segment Fixed Operations – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Same Store Fixed Operations revenue decreased approximately $0.9 million, or 5%, and same store Fixed Operations gross profit decreased approximately $0.8 million, or 10%, primarily due to lower parts and accessories volume and higher inventory costs of parts and accessories. Customer pay revenue decreased approximately $2.5 million or 42%, and customer pay gross profit decreased approximately $2.3 million, or 72%. Warranty revenue increased approximately $1.0 million, or 143%, and warranty gross profit increased approximately $1.0 million, or 250%. Wholesale parts revenue increased approximately $0.1 million, or 33%, and wholesale parts gross profit remained flat. Internal, sublet and other revenue increased approximately $0.5 million, or 5%, and internal, sublet and other gross profit increased approximately $0.5 million, or 11%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$2.0	$2.0	$—	—%
Acquisitions	—	—	—	NM
Total as reported	$2.0	$2.0	$—	—%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,153	$952	$201	21%
Reported	$1,153	$952	$201	21%

Total combined retail new and used vehicle unit sales:
Same store	1,715	2,087	(372)	(18)%
Acquisitions	—	—	—	NM
Total as reported	1,715	2,087	(372)	(18)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$3.4	$3.5	$(0.1)	(3)%
Acquisitions	0.1	—	0.1	NM
Total as reported	$3.5	$3.5	$—	—%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,182	$964	$218	23%
Reported	$1,172	$964	$208	22%

Total combined retail new and used vehicle unit sales:
Same store	2,879	3,588	(709)	(20)%
Acquisitions	90	50	40	NM
Total as reported	2,969	3,638	(669)	(18)%
NM = Not Meaningful

Our Powersports Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$2.0	$2.0	$—	—%
Total combined retail new and used vehicle unit sales	1,715	2,087	(372)	(18)%
Gross profit per retail unit (excludes fleet)	$1,153	$952	$201	21%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$3.5	$3.5	$—	—%
Total combined retail new and used vehicle unit sales	2,969	3,638	(669)	(18)%
Gross profit per retail unit (excludes fleet)	$1,172	$964	$208	22%

Our Powersports Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$2.0	$2.0	$—	—%
Total combined retail new and used vehicle unit sales	1,715	2,087	(372)	(18)%
Gross profit per retail unit (excludes fleet)	$1,153	$952	$201	21%

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$3.4	$3.5	$(0.1)	(3)%
Total combined retail new and used vehicle unit sales	2,879	3,588	$(709)	(20)%
Gross profit per retail unit (excludes fleet)	$1,182	$964	$218	23%
Same Store Powersports Segment F&I – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Same store F&I revenue was flat, due primarily to an increase in F&I gross profit per retail unit offset by a decrease in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $201 per unit, or 21%, to $1,153 per unit, due primarily to an increase in finance, service and other aftermarket contract penetration rates.
Same store finance contract revenue decreased 23%, due primarily to a 14% decrease in gross profit per finance contract and a 10% decrease in combined new and used vehicle finance contract volume, slightly offset by a 400-basis point increase in the finance contract penetration rate. Service contract revenue increased 8%, due primarily to a 320-basis point increase in the service contract penetration rate and a 17% increase in gross profit per service contract, offset partially by an 8% decrease in gross profit per service contract. Other aftermarket contract revenue increased 6%, due primarily to a 32% increase in gross profit per other aftermarket contract and a 100-basis point increase in the other aftermarket contract penetration rate, offset partially by a 20% decrease in other aftermarket contract volume.
Same Store Powersports Segment F&I – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Same store F&I revenue decreased approximately $0.1 million, or 3%, primarily due to a 20% decrease in retail new and used vehicle unit sales volume, offset by a 23% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $218 per unit, or 23%, to $1,182 per unit, primarily due to an increase in finance and service contract penetration rates.
Same store finance contract revenue decreased 19%, primarily due to a 13% decrease in retail new and used vehicle unit sales volume and a 7% decrease in combined new and used vehicle finance contract volume, offset partially by a 370-basis point increase in the combined new and used vehicle finance contract penetration rate. Service contract revenue increased 1%, primarily due to a 12% increase in gross profit per service contract and a 340-basis point increase in the service contract penetration rate, offset partially by a 10% decrease in retail new and used vehicle service contract unit sales volume. Other aftermarket contract revenue increased 9%, driven primarily by a 39% increase in gross profit per other aftermarket contract, offset partially by a 118-basis point decrease in the other aftermarket contract penetration rate and a 22% decrease in retail new and used vehicle unit sales volume.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following table of financial data, total segment income (loss) (defined as income (loss) before taxes and impairment charges for each reportable segment) of the reportable segments is reconciled to consolidated income (loss) before taxes and impairment charges. See above for tables and discussion of results by reportable segment. Due to rounding, segment level financial data may not sum to consolidated results.

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,530.9	$1,583.3	$(52.4)	(3)%
Fleet new vehicles	26.2	28.3	(2.1)	(7)%
Total new vehicles	$1,557.1	$1,611.6	$(54.5)	(3)%
Used vehicles	732.1	774.5	(42.4)	(5)%
Wholesale vehicles	48.4	55.6	(7.2)	(13)%
Parts, service and collision repair	434.4	433.4	1.0	—%
Finance, insurance and other, net	124.2	132.2	(8.0)	(6)%
Franchised Dealerships Segment revenues	$2,896.2	$3,007.3	$(111.1)	(4)%

EchoPark Segment revenues:
Retail new vehicles	$—	$—	$—	—%
Used vehicles	448.9	524.0	(75.1)	(14)%
Wholesale vehicles	21.9	35.5	(13.6)	(38)%
Finance, insurance and other, net	46.5	41.1	5.4	13%
EchoPark Segment revenues	$517.3	$600.6	$(83.3)	(14)%

Powersports Segment revenues:
Retail new vehicles	$21.7	$24.9	$(3.2)	(13)%
Used vehicles	5.3	7.4	(2.1)	(28)%
Wholesale vehicles	0.9	0.4	0.5	125%
Parts, service and collision repair	9.7	10.3	(0.6)	(6)%
Finance, insurance and other, net	2.0	2.0	—	—%
Powersports Segment revenues	$39.6	$45.0	$(5.4)	(12)%

Total consolidated revenues	$3,453.0	$3,652.9	$(199.9)	(5)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$52.7	$145.9	$(93.2)	(64)%
EchoPark Segment (3)	3.9	(52.8)	56.7	107%
Powersports Segment	0.5	2.0	(1.5)	(75)%
Total segment income	$57.1	$95.1	$(38.0)	(40)%
Impairment charges (4)	(1.4)	(62.6)	61.2	98%
Income before taxes	$55.7	$32.5	$23.2	71%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	52,180	52,555	(375)	(1)%
EchoPark Segment	16,641	17,084	(443)	(3)%
Powersports Segment	1,715	2,087	(372)	(18)%
Total retail new and used vehicle unit sales volume	70,536	71,726	(1,190)	(2)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended June 30, 2024, amount includes approximately $11.2 million of pre-tax charges related to excess compensation related to the CDK outage and approximately $3.6 million of pre-tax charges related to hail and storm damage. For the three months ended June 30, 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to hail and storm damage.
(3)For the three months ended June 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $1.4 million of pre-tax impairment charges related to property and equipment, approximately $0.7 million of pre-tax charges for severance and long-term compensation expense, approximately $0.6 million of pre-tax gain on acquisitions and dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. For the three months ended June 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property, approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, approximately $2.2 million of pre-tax charges for long-term compensation expense, approximately $0.4 million of pre-tax lease exit charges, and approximately $0.2 million of pre-tax loss related to acquisitions and dispositions.
(4)For the three months ended June 30, 2024, amount includes approximately $1.4 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment. For the three months ended June 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$2,970.8	$3,004.3	$(33.5)	(1)%
Fleet new vehicles	45.8	47.1	(1.3)	(3)%
Total new vehicles	3,016.6	3,051.4	(34.8)	(1)%
Used vehicles	1,461.4	1,542.0	(80.6)	(5)%
Wholesale vehicles	96.9	114.0	(17.1)	(15)%
Parts, service and collision repair	874.3	857.2	17.1	2%
Finance, insurance and other, net	243.8	249.4	(5.6)	(2)%
Franchised Dealerships Segment revenues	$5,693.0	$5,814.0	$(121.0)	(2)%

EchoPark Segment revenues:
Retail new vehicles	$—	$1.0	$(1.0)	(100)%
Used vehicles	931.7	1,096.5	(164.8)	(15)%
Wholesale vehicles	50.7	62.5	(11.8)	(19)%
Finance, insurance and other, net	94.3	91.1	3.2	4%
EchoPark Segment revenues	$1,076.7	$1,251.1	$(174.4)	(14)%

Powersports Segment revenues:
Retail new vehicles	$37.5	$45.7	$(8.2)	(18)%
Used vehicles	8.7	12.3	(3.6)	(29)%
Wholesale vehicles	1.1	0.5	0.6	120%
Parts, service and collision repair	16.5	17.0	(0.5)	(3)%
Finance, insurance and other, net	3.5	3.5	—	—%
Powersports Segment revenues	$67.3	$79.0	$(11.7)	(15)%

Total consolidated revenues	$6,837.0	$7,144.1	$(307.1)	(4)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$116.4	$255.8	$(139.4)	(54)%
EchoPark Segment (3)	0.9	(99.7)	100.6	101%
Powersports Segment	(1.7)	2.6	(4.3)	(165)%
Total segment income	115.6	158.7	(43.1)	(27)%
Impairment charges (4)	(2.4)	(62.6)	60.2	96%
Income before taxes	$113.2	$96.1	$17.1	18%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	103,143	102,201	942	1%
EchoPark Segment	34,622	37,075	(2,453)	(7)%
Powersports Segment	2,969	3,638	(669)	(18)%
Total retail new and used vehicle unit sales volume	140,734	142,914	(2,180)	(2)%
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the six months ended June 30, 2024, amount includes approximately $11.2 million of pre-tax charges related to excess compensation related to the CDK outage, approximately $3.6 million of pre-tax charges related to hail and storm damage, approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense, and approximately $1.0 million of pretax impairment charges related to property and equipment. For the six months ended June 30, 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to hail and storm damage.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3)For the six months ended June 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.7 million of pre-tax charges for severance and long-term compensation expense, approximately $2.2 million of pre-tax charges related to closed store accrued expenses related to indefinite suspension of operations at certain EchoPark locations, approximately $1.4 million of pre-tax impairment charges related to property and equipment, approximately $0.6 million of pre-tax gain on acquisitions and dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. For the six months ended June 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property, approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, approximately $4.2 million of pre-tax charges for long-term compensation expense, approximately $0.4 million of pre-tax lease exit charges, and approximately $0.2 million of pre-tax loss related to acquisitions and dispositions.
(4)For the six months ended June 30, 2024, amount includes approximately $1.4 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.0 million of pre-tax property and equipment charges for the Franchised Dealerships Segment. For the six months ended June 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$250.9	$261.0	$10.1	4%
Advertising	21.6	22.8	1.2	5%
Rent	7.7	11.5	3.8	33%
Other	112.8	96.6	(16.2)	(17)%
Total SG&A expenses	$393.0	$391.9	$(1.1)	—%

SG&A expenses as a % of gross profit:
Compensation	46.5%	45.9%	(60)	bps
Advertising	4.0%	4.0%	—	bps
Rent	1.4%	2.0%	60	bps
Other	21.0%	17.0%	(400)	bps
Total SG&A expenses as a % of gross profit	72.9%	68.9%	(400)	bps

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$498.1	$519.7	$21.6	4%
Advertising	43.9	48.9	5.0	10%
Rent	17.1	22.8	5.7	25%
Other	226.2	213.3	(12.9)	(6)%
Total SG&A expenses	$785.3	$804.7	$19.4	2%

SG&A expenses as a % of gross profit:
Compensation	46.3%	46.3%	—	bps
Advertising	4.1%	4.4%	30	bps
Rent	1.6%	2.0%	40	bps
Other	21.0%	19.0%	(200)	bps
Total SG&A expenses as a % of gross profit	73.0%	71.7%	(130)	bps
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the gain on disposal of franchise assets during the three months ended June 30, 2023 and excess compensation charges related to the CDK outage in the three months ended June 30, 2024, in addition to lower gross profit as a result of decreases in new vehicle gross profit per unit. Compensation expense decreased in dollar amount and increased as a percentage of gross profit, primarily due to the closure of stores in the EchoPark segment. Advertising expense decreased in dollar amount and was flat as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions, including higher inventory availability and lower new vehicle gross profit levels. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased and the closure of stores in the EchoPark Segment. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the $20.9 million gain on franchise disposals during the three months ended June 30, 2023.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Franchised Dealerships Segment, SG&A expenses for the three months ended June 30, 2024 included approximately $9.2 million of pre-tax charges related to excess compensation as a result of the CDK outage and approximately $3.6 million of pre-tax charges related to hail and storm damage. For the three months ended June 30, 2023, SG&A expenses included approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to hail and storm damage. For the EchoPark Segment, SG&A expenses for the three months ended June 30, 2024 included approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $0.7 million of pre-tax charges for severance and long-term compensation expense, approximately $0.6 million of pre-tax gain on real estate dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For the three months ended June 30, 2023, SG&A expenses included approximately $2.2 million of pre-tax charges for long-term compensation expense, approximately $0.4 million of pre-tax lease exit charges, and approximately $0.2 million of pre-tax loss related to acquisitions and dispositions.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Overall SG&A expenses decreased in dollar amount and increased as a percentage of gross profit, primarily due to lower compensation expenses and lower gross profit as a result of decreases in new vehicle gross profit per unit. Compensation expense decreased in dollar amount and remained flat as a percentage of gross profit, primarily due to the closure of stores in the EchoPark Segment. Advertising expense decreased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to the current retail automotive environment and the closure of stores in the EchoPark Segment. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased and the closure of stores in the EchoPark Segment. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the $20.9 million gain on franchise disposals during the three months ended June 30, 2023.
For the Franchised Dealerships Segment, SG&A expenses for the six months ended June 30, 2024 included approximately $9.2 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $3.6 million of pre-tax charges related to hail and storm damage, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense. For the six months ended June 30, 2023, SG&A expenses included approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to hail and storm damage. For the EchoPark Segment, SG&A expenses for the six months ended June 30, 2024 included approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.7 million of pre-tax charges for severance and long-term compensation expense, approximately $0.6 million of pre-tax gain on real estate dispositions, approximately $2.2 million of pre-tax charges related to closed store accrued expenses related to indefinite suspension of operations at certain EchoPark locations, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For the six months ended June 30, 2023, SG&A expenses included approximately $4.2 million of pre-tax charges for long-term compensation expense, approximately $0.4 million of pre-tax lease exit charges and approximately $0.2 million of pre-tax loss related to acquisitions and dispositions.
Impairment Charges – Consolidated
Impairment charges were approximately $1.4 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and were related to pre-tax property and equipment charges for the EchoPark and Franchised Dealerships Segments. There were approximately $62.6 million of impairment charges for the three and six months ended June 30, 2023 related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decision to close 22 EchoPark locations during the second quarter of 2023.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $0.9 million, or 2%, and $2.7 million, or 4%, during the three and six months ended June 30, 2024, respectively, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark and powersports stores.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Interest expense, floor plan for new vehicles increased approximately $8.3 million. The average interest rate applied to the new vehicle floor plan increased in the three months ended June 30, 2024, which increased the interest expense, floor plan for new vehicles by approximately $1.3 million. The average new vehicle floor plan notes payable balance increased approximately $488.5 million, which resulted in $7.0 million of the overall increase.
Interest expense, floor plan for used vehicles decreased approximately $3.0 million, including the effect of interest income earned on the floor plan deposit balance, which contributed to approximately $1.6 million of this decrease. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles decreased approximately $1.4 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan increased in the three months ended June 30, 2024, offsetting $0.3 million of the overall decrease. The average used vehicle floor plan notes payable balance decreased approximately $94.7 million, which reduced used vehicle floor plan interest expense by approximately $1.7 million.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Interest expense, floor plan for new vehicles increased approximately $15.1 million. The average interest rate applied to the new vehicle floor plan increased in the six months ended June 30, 2024, resulting in $14.3 million of the overall increase. The average new vehicle floor plan notes payable balance increased approximately $32.4 million, which resulted in $0.8 million of the overall increase.
Interest expense, floor plan for used vehicles decreased approximately $4.1 million, including the effect of interest income earned on the floor plan deposit balance, which contributed to approximately $2.1 million of this decrease. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles decreased approximately $2.0 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan decreased in the six months ended June 30, 2024, resulting in $2.0 million of the overall decrease. The average used vehicle floor plan notes payable balance decreased approximately $0.8 million, which had no significant effect on the used vehicle floor plan interest expense.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Stated/coupon interest	$22.7	$22.6	$(0.1)	—%
Deferred loan cost amortization	1.3	1.6	0.3	19%
Interest rate hedge expense (benefit)	0.1	0.3	0.2	67%
Capitalized interest	(0.8)	(0.5)	0.3	60%
Interest on finance lease liabilities	5.7	4.8	(0.9)	(19)%
Other interest	0.3	0.1	(0.2)	(200)%
Total interest expense, other, net	$29.3	$28.9	$(0.4)	(1)%

	Six Months Ended June 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Stated/coupon interest	$45.2	$45.4	$0.2	—%
Discount/premium amortization	—	—	—	—%
Deferred loan cost amortization	2.9	3.2	0.3	9%
Interest rate hedge expense (benefit)	0.2	0.7	0.5	71%
Capitalized interest	(1.5)	(1.1)	0.4	36%
Interest on finance lease liabilities	11.0	9.0	(2.0)	(22)%
Other interest	0.5	0.1	(0.4)	(400)%
Total interest expense, other, net	$58.3	$57.3	$(1.0)	(2)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest expense, other, net increased approximately $0.4 million, or 1%, during the three months ended June 30, 2024 and increased approximately $1.0 million, or 2% during the six months ended June 30, 2024. These increases were primarily related to higher interest on finance lease liabilities as a result of a rising interest rate environment.
Income Taxes
The overall effective income tax rate was 26.0% and 26.5% for the three and six months ended June 30, 2024 and 28.0% and 26.0% for the three and six months ended June 30, 2023. Sonic’s effective income tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to service debt, meet lease obligations, manage working capital requirements, make facility and other capital improvements, pay dividends on our common stock, finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected by business performance and could result in failure to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2024, we had approximately $284.5 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$67.2	$28.9
Floor plan deposit balance	400.0	345.0
Availability under the Revolving Credit Facility	322.8	298.6
Availability under the Mortgage Facility	95.0	173.0
Total available liquidity resources	$885.0	$845.5
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $400.0 million as of June 30, 2024 and $345.0 million as of December 31, 2023 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with: (1) certain manufacturer captive finance companies (classified as notes payable - floor plan - trade in the accompanying unaudited condensed consolidated balance sheets) and (2) a syndicate of manufacturer-affiliated captive finance companies and commercial banks (classified as notes payable - floor plan - non-trade in the accompanying unaudited condensed consolidated balance sheets). These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, as applicable. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 5.03% and 4.93% for the three months ended June 30, 2024 and 2023, respectively, and 6.31% and 4.79% for the six months ended June 30, 2024 and 2023, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rate for our combined new and used vehicle floor plan facilities was 6.44% and 6.28% for the three months ended June 30, 2024 and 2023, respectively, and 7.91% and 6.11% for the six months ended June 30, 2024 and 2023, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $14.6 million and $15.1 million in manufacturer assistance in the three months ended June 30, 2024 and 2023, respectively, and approximately $29.0 million and $28.2 million in manufacturer assistance in the six months ended June 30, 2024 and 2023, respectively. We recognized in cost of sales approximately $15.5 million and $15.0 million in manufacturer assistance in the three months ended June 30, 2024 and 2023, respectively, and approximately $30.4 million and $28.1 million in manufacturer assistance in the six months ended June 30, 2024 and 2023, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the six months ended June 30, 2024 were approximately $92.6 million, including approximately $91.1 million related to our Franchised Dealerships Segment, approximately $0.6 million related to our EchoPark Segment and approximately $0.9 million related to our Powersports Segment. Of the total capital expenditures, approximately $62.8 million was related to facility construction projects, approximately $7.5 million was related to acquisitions of real estate (land and buildings) and approximately $22.3 million was for other fixed assets utilized in our operations.
All of the $92.6 million in gross capital expenditures in the six months ended June 30, 2024 was funded through existing cash balances. As of June 30, 2024, commitments for facility construction projects totaled approximately $26.9 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended June 30, 2024, we did not repurchase any shares of our Class A Common Stock. During the six months ended June 30, 2024, we repurchased approximately 0.5 million shares of our Class A Common Stock for approximately $27.1 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of June 30, 2024, our total remaining share repurchase authorization was approximately $259.6 million. Under the Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2024, we had approximately $284.5 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended June 30, 2024, our Board of Directors approved a cash dividend of $0.30 per share on all outstanding shares of Class A and Class B Common Stock as of June 14, 2024, which was paid on July 15, 2024. Subsequent to June 30, 2024, our Board of Directors approved a cash dividend of $0.30 per share on all outstanding shares of Class A and Class B Common Stock as of September 13, 2024 to be paid on October 15, 2024. The Credit Facilities permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The 2029 Indenture

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2024, we had approximately $284.5 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash used in operating activities in the six months ended June 30, 2024 was approximately $66.3 million. This use of cash was comprised primarily of an increase in inventories and other assets, partially offset by net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities. Net cash used in operating activities in the six months ended June 30, 2023 was approximately $18.9 million. This use of cash was comprised primarily of an increase in inventories, offset partially by net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities.
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
Net cash provided by combined trade and non-trade floor plan financing was approximately $198.5 million in the six months ended June 30, 2024. Net cash provided by combined trade and non-trade floor plan financing was approximately $182.4 million in the six months ended June 30, 2023. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $120.0 million and $154.0 million in the six months ended June 30, 2024 and 2023, respectively.
Cash Flows from Investing Activities – Net cash used in investing activities in the six months ended June 30, 2024 was approximately $61.8 million. This use of cash was comprised primarily of the purchase of land, property and equipment, partially offset by the proceeds from the sale of land, property and equipment and the proceeds from the sales of dealerships. Net cash used in investing activities in the six months ended June 30, 2023 was approximately $93.2 million. This use of cash was comprised primarily of the purchase of a powersports business (including real property), net of cash acquired, and the purchases of land, property and equipment, partially offset by the proceeds from the sale of four franchised dealerships.

Cash Flows from Financing Activities – Net cash provided by financing activities in the six months ended June 30, 2024 was approximately $166.4 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade. Net cash provided by financing activities in the six months ended June 30, 2023 was approximately $2.6 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments on long-term debt.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
One metric that management uses to measure operating performance is Adjusted EBITDA (a non-GAAP financial measure) for each of the Company’s reportable segments and on a consolidated basis. We believe Adjusted EBITDA enables our operating performance to be compared across reporting periods on a consistent basis by excluding non-floor plan financing costs, non-cash items such as depreciation and amortization, stock-based compensation expense, and impairment charges, and other items that may affect the comparability of reporting periods, including, but not limited to, gains or losses from acquisitions or dispositions, facility exit costs, severance and long-term compensation charges, and storm damage charges. This non-GAAP financial measure is reconciled to net income (the most directly comparable GAAP financial measure) in the tables below:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$41.2				$23.4
Provision for income taxes				14.5				9.1
Income (loss) before taxes	$52.7	$2.5	$0.5	$55.7	$145.9	$(115.4)	$2.0	$32.5
Non-floor plan interest (1)	26.5	0.7	0.8	28.0	25.8	0.8	0.6	27.2
Depreciation & amortization (2)	31.6	5.4	1.0	38.0	29.5	7.4	0.8	37.7
Stock-based compensation expense	5.9	—	—	5.9	5.6	—	—	5.6
Loss (gain) on exit of leased dealerships	—	(3.0)	—	(3.0)	—	0.4	—	0.4
Impairment charges	—	1.4	—	1.4	—	62.6	—	62.6
Loss on debt extinguishment	0.6	—	—	0.6	—	—	—	—
Severance and long-term compensation charges	—	0.8	—	0.8	—	2.2	—	2.2
Excess compensation related to CDK outage	11.2	0.4	—	11.6	—	—	—	—
Acquisition and disposition related (gain) loss	(0.3)	(1.0)	—	(1.3)	(20.9)	0.2	—	(20.7)
Hail and storm damage charges	3.6	—	—	3.6	1.9	—	—	1.9
Used vehicle inventory valuation adjustment	—	—	—	—	—	10.0	—	10.0
Adjusted EBITDA (3)	$131.8	$7.2	$2.3	$141.3	$187.8	$(31.8)	$3.4	$159.4
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$83.2				$71.1
Provision for income taxes				30.0				25.0
Income (loss) before taxes	$115.4	$(0.5)	$(1.7)	$113.2	$255.8	$(162.3)	$2.6	$96.1
Non-floor plan interest (1)	52.8	1.3	1.3	55.4	51.2	1.7	1.2	54.1
Depreciation & amortization (2)	63.1	10.8	2.0	75.9	57.7	14.4	1.5	73.6
Stock-based compensation expense	10.3	—	—	10.3	10.6	—	—	10.6
Loss (gain) on exit of leased dealerships	—	(3.0)	—	(3.0)	—	0.4	—	0.4
Impairment charges	1.0	1.4	—	2.4	—	62.6	—	62.6
Loss on debt extinguishment	0.6	—	—	0.6	—	—	—	—
Severance and long-term compensation charges	2.2	2.9	—	5.1	—	4.2	—	4.2
Excess compensation related to CDK outage	11.2	0.4	—	11.6	—	—	—	—
Acquisition and disposition related (gain) loss	(0.3)	(1.0)	—	(1.3)	(20.9)	0.2	—	(20.7)
Hail and storm damage charges	3.6	—	—	3.6	1.9	—	—	1.9
Used vehicle inventory valuation adjustment	—	—	—	—	—	10.0	—	10.0
Closed store accrued expenses	—	2.1	—	2.1	—	—	—	—
Adjusted EBITDA (3)	$259.9	$14.4	$1.6	$275.9	$356.3	$(68.8)	$5.3	$292.8
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of June 30, 2024, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $5.6 million. Future sublease payments expected to be received related to these lease payments were approximately $5.4 million at June 30, 2024.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.7 million as of both June 30, 2024 and December 31, 2023. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2024.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both June 30, 2024 and December 31, 2023 was approximately $4.3 million. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the Revolving Credit Facility, the Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total net outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $2.0 billion at June 30, 2024. Based on that amount along with the notional value of interest rate caps in place on that date, a decrease of 100 basis points in the underlying interest rates would have reduced interest expense by approximately $8.9 million while a 100-basis point increase in rates would have resulted in approximately $6.8 million of additional interest expense for the six months ended June 30, 2024. Of those changes, approximately $6.7 million of the decrease and approximately $4.6 million of the increase would have resulted from the floor plan, net of offset. The difference between the increases and decreases results from the mitigating effect of the interest rate caps.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below, which replaces in its entirety, the risk factor “Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”
Security breaches and other disruptions to our information systems could compromise our confidential, competitive or otherwise sensitive information and expose us to liability, disrupt our business operations and otherwise negatively affect our business, including our reputation, results from operations and financial condition.
We have invested in internal and external business applications to execute our strategy of employing technology to benefit our business. In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. Moreover, we utilize third-party software, systems and services to support critical dealership operations. The frequency and severity of cybersecurity incidents has increased in recent years and adversely impacted organizations of varying sizes. Although we have attempted to mitigate the cybersecurity risk of both our internal and outsourced functions by implementing various cybersecurity controls, an internal framework for the oversight of cybersecurity risks and other security measures, specifically as described in “Item 1C. Cybersecurity” of our Annual Report on Form 10-K for the year ended December 31, 2023, our information technology and infrastructure, including the systems that are provided to us by third-parties, have been, and may in the future be, vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions.
We have, and may again in the future, experienced material negative impacts on our business and results of operations as a result of a cybersecurity incident. Specifically, on June 19, 2024, CDK, a third-party provider of certain information systems, notified us that CDK had suspended certain of our systems in response to a cybersecurity incident impacting CDK. As a result, we experienced disruptions to the Affected Systems, which negatively impacted our ability to conduct sales, track inventory, coordinate business functions and otherwise efficiently execute our business operations. As a result of the CDK outage, we experienced a material negative impact on our business and results of operations during the second fiscal quarter of 2024.
Although we are working with CDK and taking steps to strengthen our systems infrastructure, there can be no assurance that we will not be affected by another cyberattack or other cybersecurity incident affecting our information systems, including those provided to us by third-parties. We remain exposed to the risk of additional interruptions of service or loss of access to systems (including our internal or externally hosted business applications) supporting our critical business functions and processes, which may negatively affect our ability to deliver vehicles or complete transactions with customers; unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data; disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; additional costs and expenses; and damage to our reputation. Any cybersecurity breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, lost sales or damage to our reputation, and otherwise cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

SONIC AUTOMOTIVE, INC.

August 8, 2024	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

August 8, 2024	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer