Form 10-Q
period 2024-09-30
SONIC AUTOMOTIVE INC
filed 2024-10-24
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2024, there were 22,160,687 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,566.8	$1,573.5	$4,575.2	$4,624.4
Fleet new vehicles	22.2	23.2	68.0	70.4
Total new vehicles	1,589.0	1,596.7	4,643.2	4,694.8
Used vehicles	1,180.7	1,340.4	3,582.5	3,991.2
Wholesale vehicles	67.2	79.3	215.8	256.3
Total vehicles	2,836.9	3,016.4	8,441.5	8,942.3
Parts, service and collision repair	479.0	453.4	1,369.8	1,327.6
Finance, insurance and other, net	175.6	173.7	517.2	517.7
Total revenues	3,491.5	3,643.5	10,328.5	10,787.6
Cost of sales (1):
Retail new vehicles	(1,479.2)	(1,442.1)	(4,293.4)	(4,213.5)
Fleet new vehicles	(21.6)	(22.3)	(65.7)	(67.3)
Total new vehicles	(1,500.8)	(1,464.4)	(4,359.1)	(4,280.8)
Used vehicles	(1,139.5)	(1,288.1)	(3,449.6)	(3,877.4)
Wholesale vehicles	(68.5)	(80.7)	(218.5)	(255.8)
Total vehicles	(2,708.8)	(2,833.2)	(8,027.2)	(8,414.0)
Parts, service and collision repair	(239.1)	(228.1)	(682.4)	(669.0)
Total cost of sales	(2,947.9)	(3,061.3)	(8,709.6)	(9,083.0)
Gross profit	543.6	582.2	1,618.9	1,704.6
Selling, general and administrative expenses	(392.1)	(409.6)	(1,177.4)	(1,214.2)
Impairment charges	—	—	(2.4)	(62.6)
Depreciation and amortization	(37.9)	(35.2)	(111.1)	(105.7)
Operating income	113.6	137.4	328.0	322.1
Other income (expense):
Interest expense, floor plan	(23.0)	(17.4)	(65.4)	(48.9)
Interest expense, other, net	(29.8)	(29.0)	(88.1)	(86.2)
Other income (expense), net	—	0.2	(0.5)	0.3
Total other income (expense)	(52.8)	(46.2)	(154.0)	(134.8)
Income before taxes	60.8	91.2	174.0	187.3
Provision for income taxes - benefit (expense)	13.4	(22.8)	(16.6)	(47.8)
Net income	$74.2	$68.4	$157.4	$139.5

Basic earnings per common share:
Earnings per common share	$2.18	$1.96	$4.63	$3.94
Weighted-average common shares outstanding	34.0	34.9	34.0	35.4
Diluted earnings per common share:
Earnings per common share	$2.13	$1.92	$4.52	$3.85
Weighted-average common shares outstanding	34.9	35.6	34.8	36.2
    (1) Cost of sales is exclusive of depreciation and amortization shown separately below.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$74.2	$68.4	$157.4	$139.5
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	(0.3)	0.3	0.9	1.5
Total other comprehensive income (loss) before taxes	(0.3)	0.3	0.9	1.5
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	0.1	(0.1)	(0.2)	(0.4)
Other comprehensive income (loss)	(0.2)	0.2	0.7	1.1
Comprehensive income	$74.0	$68.6	$158.1	$140.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$17.6	$28.9
Receivables, net	436.6	528.1
Inventories	1,918.8	1,578.3
Other current assets	438.4	385.1
Total current assets	2,811.4	2,520.4
Property and Equipment, net	1,602.9	1,601.0
Goodwill	347.1	253.8
Other Intangible Assets, net	417.4	417.4
Operating Right-of-Use Lease Assets	205.2	222.6
Finance Right-of-Use Lease Assets	293.9	236.6
Other Assets	80.3	112.8
Total Assets	$5,758.2	$5,364.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$159.9	$152.1
Notes payable - floor plan - non-trade	1,675.2	1,520.6
Trade accounts payable	148.5	149.8
Operating short-term lease liabilities	25.6	29.9
Finance short-term lease liabilities	11.0	10.2
Other accrued liabilities	400.6	370.2
Current maturities of long-term debt	117.7	60.1
Total current liabilities	2,538.5	2,292.9
Long-Term Debt	1,578.2	1,616.5
Other Long-Term Liabilities	106.9	89.6
Operating Long-Term Lease Liabilities	200.8	219.2
Finance Long-Term Lease Liabilities	318.8	254.5
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 69,344,295 shares issued and 22,155,687 shares outstanding at September 30, 2024; 68,618,393 shares issued and 21,931,785 shares outstanding at December 31, 2023	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2024 and December 31, 2023	0.1	0.1
Paid-in capital	878.2	855.4
Retained earnings	1,365.3	1,238.6
Accumulated other comprehensive income (loss)	2.3	1.6
Treasury stock, at cost; 47,188,608 Class A Common Stock shares held at September 30, 2024 and 46,686,608 Class A Common Stock shares held at December 31, 2023	(1,231.6)	(1,204.5)
Total Stockholders’ Equity	1,015.0	891.9
Total Liabilities and Stockholders’ Equity	$5,758.2	$5,364.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at June 30, 2023	68.4	$0.7	(45.0)	$(1,117.6)	12.0	$0.1	$839.8	$1,151.2	$2.5	$876.7
Shares awarded under stock compensation plans	0.1	—	—	—	—	—	1.8	—	—	1.8
Purchases of treasury stock	—	—	(1.7)	(86.8)	—	—	—	—	—	(86.8)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.2	0.2
Stock compensation expense	—	—	—	—	—	—	6.7	—	—	6.7
Net income	—	—	—	—	—	—	—	68.4	—	68.4
Class A dividends declared ($0.29 per share)	—	—	—	—	—	—	—	(6.0)	—	(6.0)
Class B dividends declared ($0.29 per share)	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at September 30, 2023	68.5	$0.7	(46.7)	$(1,204.4)	12.0	$0.1	$848.3	$1,210.1	$2.7	$857.5

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at June 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$871.6	$1,301.4	$2.5	$944.7
Shares awarded under stock compensation plans	—	—	—	—	—	—	1.1	—	—	1.1
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—
Effect of cash flow hedge instruments, net of tax benefit of $0.1	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Stock compensation expense	—	—	—	—	—	—	5.5	—	—	5.5
Net income	—	—	—	—	—	—	—	74.2	—	74.2
Class A dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(6.6)	—	(6.6)
Class B dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(3.7)	—	(3.7)
Balance at September 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$878.2	$1,365.3	$2.3	$1,015.0

See notes to unaudited condensed consolidated financial statements.

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	0.9	—	—	—	—	—	11.6	—	—	11.6
Purchases of treasury stock	—	—	(3.3)	(177.5)	—	—	—	—	—	(177.5)
Effect of cash flow hedge instruments, net of tax expense of $0.4	—	—	—	—	—	—	—	—	1.1	1.1
Stock compensation expense	—	—	—	—	—	—	17.3	—	—	17.3
Net income	—	—	—	—	—	—	—	139.5	—	139.5
Class A dividends declared ($0.86 per share)	—	—	—	—	—	—	—	(19.4)	—	(19.4)
Class B dividends declared ($0.86 per share)	—	—	—	—	—	—	—	(10.3)	—	(10.3)
Balance at September 30, 2023	68.5	$0.7	(46.7)	$(1,204.4)	12.0	$0.1	$848.3	$1,210.1	$2.7	$857.5

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	4.8	—	—	4.8
Purchases of treasury stock	—	—	(0.5)	(27.1)	—	—	—	—	—	(27.1)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.7	0.7
Stock compensation expense	—	—	—	—	—	—	18.0	—	—	18.0
Net income	—	—	—	—	—	—	—	157.4	—	157.4
Class A dividends declared ($0.90 per share)	—	—	—	—	—	—	—	(19.8)	—	(19.8)
Class B dividends declared ($0.90 per share)	—	—	—	—	—	—	—	(10.9)	—	(10.9)
Balance at September 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$878.2	$1,365.3	$2.3	$1,015.0

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157.4	$139.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	96.2	92.0
Debt issuance cost amortization	4.2	4.9
Stock-based compensation expense	18.0	17.3
Deferred income taxes	(10.7)	(10.5)
Asset impairment charges	2.4	62.6
Loss (gain) on disposal of dealerships and property and equipment	0.6	(18.1)
Other	1.2	0.3
Changes in assets and liabilities that relate to operations:
Receivables	100.6	49.2
Inventories	(347.3)	(230.7)
Other assets	(69.5)	(7.2)
Notes payable - floor plan – trade	7.8	6.3
Trade accounts payable and other liabilities	60.6	(1.4)
Total adjustments	(135.9)	(35.3)
Net cash provided by operating activities	21.5	104.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	—	(75.1)
Purchases of land, property and equipment	(145.9)	(153.6)
Proceeds from sales of property and equipment	50.7	5.1
Proceeds from sales of dealerships	8.2	52.2
Net cash used in investing activities	(87.0)	(171.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	99.6	153.5
Borrowings on revolving credit facilities	77.5	—
Repayments on revolving credit facilities	(77.5)	—
Proceeds from issuance of long-term debt	78.0	—
Debt issuance costs	(5.7)	(1.6)
Principal payments of long-term debt	(57.9)	(71.5)
Principal payments of long-term lease liabilities	(6.9)	(11.7)
Purchases of treasury stock	(27.1)	(177.5)
Issuance of shares under stock compensation plans	4.8	11.6
Dividends paid	(30.6)	(30.2)
Net cash provided by (used in) financing activities	54.2	(127.4)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11.3)	(194.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28.9	229.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17.6	$34.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$135.9	$115.0
Income taxes	$51.2	$73.4

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (collectively referred to herein as “Sonic,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023. Due to rounding, segment level financial data may not sum to consolidated results.
CDK Outage – On June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified the Company that CDK had suspended certain systems used by the Company in response to a cybersecurity incident impacting CDK (the “CDK outage”). As a result, the Company experienced disruptions to its dealer management system (“DMS”), its customer relationship management system (the “CRM”) and other systems that support sales, inventory and accounting functions (collectively with the DMS and the CRM the “Affected Systems”). On June 26, 2024, CDK began restoring access to certain of those Affected Systems. The Company performed internal risk assessments and data validation procedures on the Affected Systems, and, beginning on June 30, 2024, the Company resumed processing transactions in the DMS. As of July 31, 2024, the Company regained access to all of the Affected Systems, including CRM and inventory management applications.
During the CDK outage, all of the Company’s dealerships remained open and operating, utilizing workaround solutions to minimize the disruption caused by the CDK outage. However, the lack of access to the Affected Systems disrupted the efficient execution of the Company’s dealership operations and affected its ability to manage inventory, track customer leads, deliver vehicles and complete transactions with customers in a typical transaction timeframe, resulting in a negative impact to the Company’s business and results from operations during the quarters ended June 30, 2024 and September 30, 2024.
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
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 include approximately $2.2 million and $31.8 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $19.7 million related to contract assets from F&I retro revenues recognition in other assets as of September 30, 2024. Changes in contract assets from December 31, 2023 to September 30, 2024 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of our revenue recognition policies and processes.
Out-of-Period Adjustment for the Correction of Errors – In the third quarter of 2024, Sonic identified errors in its previously issued financial statements. These errors have been corrected in the condensed consolidated financial statements for the three and nine months ended September 30, 2024, through a cumulative out-of-period adjustment. Sonic has determined that these errors are not material to the previously issued financial statements, and the cumulative out-of-period adjustment for the correction of these errors is also not material to the financial statements for the three and nine months ended September 30, 2024. Below is a summary of the corrected errors and their cumulative impact.
In 2022 when the Company completed its purchase accounting for the 2021 stock acquisition of RFJ Auto Partners, Inc., the Company failed to recognize deferred income tax liabilities associated with franchise assets recorded in purchase accounting. According to ASC 805-740-23-3, a deferred tax liability or asset should be recognized for an acquired entity's taxable or deductible temporary difference, except for differences relating to the portion of goodwill for which amortization is not deductible for tax purposes. This understated goodwill and deferred income tax liabilities by $93.5 million. In addition, due to the absence of deferred income tax liabilities related to these franchise assets, the 2022 impairment of certain of these franchise assets did not include a reduction in the related deferred income tax liabilities leading to an overstatement of income tax expense by $31.0 million. Sonic corrected these errors in the current period by recording an increase in goodwill of $93.5 million, increasing deferred income tax liabilities by $62.5 million and recording a benefit to deferred income tax expense of $31.0 million.
Income Taxes – During the three month period ended September 30, 2024, we identified an error related to certain tax benefits associated with the impairment of franchise assets in 2022 that impacted the Company's income statement for the three months ended March 31, 2022 and for the year-ended December 31, 2022, as well as interim and annual balance sheets for the periods since March 31, 2022. As a result, during the three-month period ended September 30, 2024, we recognized a $31.0 million discrete tax benefit related to tax benefits associated with the impairment of franchise assets in 2022 resulting in a favorable rate impact of 51.0% and 17.8% for the three and nine months ended September 30, 2024, respectively.

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

2. Business Acquisitions and Dispositions
We did not acquire any businesses during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we acquired one business (consisting of five locations) in our Powersports Segment (as defined below) for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The allocation of the approximately $75.1 million aggregate gross purchase price included inventory of approximately $11.1 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.9 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million.
During the nine months ended September 30, 2024, we terminated two luxury franchised dealerships and disposed of two mid-line import franchised dealerships, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment (as defined below). The disposal of two mid-line import franchised dealerships generated net cash of approximately $8.2 million. During the nine months ended September 30, 2023, we disposed of one luxury franchised dealership, one domestic franchised dealership, and one mid-line import franchised dealership that generated net cash of approximately $52.2 million.
Revenues and other activities associated with disposed stores, terminated franchises or closed stores that remain in continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Income (loss) from operations	$(2.2)	$(6.4)	$(11.5)	$(35.0)
Gain (loss) on disposal, termination and closure charges	0.1	(0.3)	(1.3)	20.4
Lease exit accrual adjustments and charges	1.2	(1.4)	7.4	(5.7)
Property impairment charges	—	—	—	(46.0)
Pre-tax income (loss)	(0.9)	(8.1)	(5.4)	(66.3)
Total Revenues	$0.4	$72.8	$23.6	$449.4
3. Inventories
Inventories consist of the following:

	September 30, 2024	December 31, 2023
	(In millions)
New vehicles	$1,133.4	$799.6
Used vehicles	498.1	505.7
Service loaners (1)	178.6	172.7
Parts, accessories and other	108.7	100.3
Inventories	$1,918.8	$1,578.3

(1)Service loaner inventory includes approximately $30.3 million and $22.7 million as of September 30, 2024 and December 31, 2023, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable - floor plan - trade on the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Land	$470.3	$493.0
Buildings and improvements	1,494.7	1,425.8
Furniture, fixtures and equipment	562.2	563.3
Construction in progress	54.3	61.4
Total, at cost	2,581.5	2,543.5
Less accumulated depreciation	(969.2)	(927.8)
Subtotal	1,612.3	1,615.7
Less assets held for sale (1)	(9.4)	(14.7)
Property and equipment, net	$1,602.9	$1,601.0
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
In the three and nine months ended September 30, 2024, capital expenditures were approximately $53.3 million and $145.9 million, respectively, and, in the three and nine months ended September 30, 2023, capital expenditures were approximately $78.1 million and $153.6 million, respectively. Capital expenditures in all periods were primarily related to construction of new franchised dealerships and powersports stores, and building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores. Certain capital expenditures are recognized in the Franchised Dealerships Segment (as defined below) to better monitor project development costs prior to transferring the capitalized asset balance to the appropriate entity or operating segment upon project completion. Assets held for sale as of September 30, 2024 and December 31, 2023 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.
Fixed asset impairment charges for the nine months ended September 30, 2024 were approximately $2.4 million, which was related to the sale of real estate and capitalized IT project write-off costs and property associated with our decision to close the remaining Northwest Motorsport stores in January 2024. Fixed asset impairment charges for the nine months ended September 30, 2023 were approximately $32.5 million, the majority of which related to our decision to indefinitely suspend operations at certain locations with our EchoPark Segment and to close certain Northwest Motorsport stores.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying amount of goodwill for the year ended December 31, 2023 and the nine months ended September 30, 2024 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2022 (1)	$221.8	$—	$9.2	$231.0
Additions through current year acquisitions	—	—	11.9	11.9
Reductions from dispositions	(1.8)	—	—	(1.8)
Reductions from impairment	—	—	—	—
Prior year acquisition allocations	9.8	—	2.9	12.7
Balance at December 31, 2023 (1)	$229.8	$—	$24.0	$253.8
Additions through current year acquisitions	—	—	—	—
Reductions from dispositions	(0.2)	—	—	(0.2)
Reductions from impairment	—	—	—	—
Prior year acquisition allocations	93.5	—	—	93.5
Balance at September 30, 2024 (1)	$323.1	$—	$24.0	$347.1
(1)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.

During the quarter ended September 30, 2024, we identified an error related to the goodwill associated with the purchase of certain franchise assets in a business combination in the year ended December 31, 2021. As a result, during the quarter ended September 30, 2024, we recorded a $93.5 million adjustment to goodwill to provide for deferred income tax liabilities.
The changes in the carrying amount of franchise assets for the year ended December 31, 2023 and the nine months ended September 30, 2024 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2022	$371.7	$1.9	$23.1	$396.7
Additions through current year acquisitions	—	—	22.6	22.6
Reductions from dispositions	—	(1.9)	—	(1.9)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4
Additions through current year acquisitions	—	—	—	—
Reductions from dispositions	—	—	—	—
Balance at September 30, 2024	$371.7	$—	$45.7	$417.4

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility (2)	371.9	311.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 7.03%	132.0	163.0
Mortgage notes to finance companies - variable rate, bearing interest at 1.75% to 2.90% above one-month or three-month SOFR	65.9	75.6
Subtotal	$1,719.8	$1,699.6
Debt issuance costs	(23.9)	(23.0)
Total debt	1,695.9	1,676.6
Less current maturities	(117.7)	(60.1)
Long-term debt	$1,578.2	$1,616.5
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Adjusted Term SOFR (as defined in the Credit Facilities (as defined below)) at both September 30, 2024 and December 31, 2023.
(2)The interest rate on the Mortgage Facility (as defined below) was 150 basis points above one-month Adjusted Term SOFR (as defined in the Mortgage Facility) at both September 30, 2024 and December 31, 2023.
Credit Facilities
On October 7, 2022, we amended (the "Second Amendment to the Fifth Credit Facility Amendment") our syndicated revolving credit facility (the "Revolving Credit Facility") and our syndicated new and used vehicle floor plan credit facilities (the "Floor Plan Facilities" and, together with the Revolving Credit Facility, the "Credit Facilities") to, among other things: (i) replace the London InterBank Offered Rate (“LIBOR”)-based Eurodollar reference interest rate option with Term SOFR; (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the Revolving Credit Facility; (iii) amend the minimum amount of commitments under the Revolving Credit Facility and the proportion that such commitments may compose of the total Credit Facility commitments made by the lenders; and (iv) adjust aspects of the offset account used for voluntary reductions to interest under the Floor Plan Facilities.
On March 13, 2024, we amended the Credit Facilities (the “Sixth Credit Facility Amendment”) to (1) extend the scheduled maturity dates to March 13, 2029, with a permitted one-year extension option thereafter; and (2) reduce the aggregate commitments to $2.4 billion. The commitment under the new vehicle revolving floor plan facility was increased to $1.35 billion, the commitment under the used vehicle revolving floor plan facility was reduced to $700.0 million and the commitment under the Revolving Credit Facility remained at $350.0 million. The Amendment includes an accordion feature in which the aggregate commitments may be increased, at the Company’s option, up to $450.0 million allocated between the three facilities on a pro rata basis. The Amendment contains a provision indicating that the Revolving Credit Facility commitments cannot be reduced below $50.0 million and may not consist of more than 40% of the aggregate commitments.

In addition, the Sixth Credit Facility Amendment (1) increased the basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock; (2) provided additional flexibility for the Company to make asset sales and repurchases of its qualified capital stock; (3) removed the covenant requiring the Company to maintain a specified consolidated liquidity ratio; and (4) amended the definition of “Adjusted Term SOFR” to clarify that it is inclusive of a 10-basis point credit spread adjustment. Amounts outstanding under the Credit Facilities bear interest at rates based upon specified credit spreads above Adjusted Term SOFR.

Availability under the Revolving Credit Facility is calculated as the lesser of the current $350.0 million commitment or a borrowing base (the “Revolving Borrowing Base”) collateralized by certain eligible assets, less any outstanding letters of credit and borrowings. As of September 30, 2024, the Revolving Borrowing Base was $332.6 million and we had $11.5 million in outstanding letters of credit and no borrowings, resulting in $321.1 million of availability under the Revolving Credit Facility.

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

Mortgage Facility
On November 17, 2022, in connection with the closing of the Fourth Mortgage Facility Amendment, the Company incurred a $320.0 million term loan, with a portion of the proceeds used to repay the entire $77.6 million principal amount of a prior term loan. The lenders under the Mortgage Facility committed to providing, upon the terms set forth in the Amendment and upon the pledging of sufficient collateral by the Company, delayed draw-term loans in an aggregate principal amount up to $85.0 million (the “Delayed Draw Credit Facility”) and revolving loans in an aggregate principal amount not to exceed

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$95.0 million. Based on this, the aggregate commitments of the lenders under the Mortgage Facility equaled a total of $500.0 million, after satisfaction of the conditions set forth in the Mortgage Facility, including the appraisal and pledging of collateral of a specified value. The Amendment also (1) replaced the LIBOR-based Eurodollar reference interest rate option with one-month Term SOFR; and (2) made changes to the pricing grid for loans incurred under the Mortgage Facility, specifying credit spreads based on the Company’s Consolidated Total Lease Adjusted Leverage Ratio (as defined in the Mortgage Facility). As permitted by the Fourth Mortgage Facility Amendment, the Company incurred a term loan under the Delayed Draw Credit Facility with a principal amount of $7.0 million on November 18, 2022. On May 17, 2024, the Company incurred a required additional term loan under the Delayed Draw Credit Facility with a principal amount of $78.0 million.
On March 22, 2024, we entered into an amendment to the Mortgage Facility (the “Fifth Mortgage Facility Amendment”) to conform to the terms of the Sixth Credit Facility Amendment, including (1) adding certain specified share exchange transactions as permitted restricted payments and dispositions; (2) removing the covenant requiring the Company to maintain a specified consolidated liquidity ratio; and (3) increasing the basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock.
As of September 30, 2024, we had $371.9 million of outstanding borrowings and $95.0 million available under the Mortgage Facility.
Interest on the Mortgage Facility is paid monthly in arrears. Amortizing principal payments are scheduled to be $5.1 million per quarter from the quarter ending March 31, 2023 through the quarter ending December 31, 2024 and $7.6 million per quarter from the quarter ending March 31, 2025 through the quarter ending September 30, 2027 with the remaining balance due on the November 17, 2027 maturity date. The Company has the right to prepay outstanding principal at any time without premium or penalty provided the prepayment amount exceeds $0.5 million.
For further discussion of the Mortgage Facility, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023.
Mortgage Notes to Finance Companies
As of September 30, 2024, the weighted-average interest rate of our other outstanding mortgage notes (excluding the Mortgage Facility) was 5.10% and the total outstanding mortgage principal balance of these notes (excluding the Mortgage Facility) was approximately $197.9 million. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2025 to 2033.
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
We were in compliance with the financial covenants under the Credit Facilities and the Mortgage Facility as of September 30, 2024. Financial covenants include required specified ratios (as each is defined in the Credit Facilities and the Mortgage Facility) of:

	Covenant
	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.20	5.75
September 30, 2024 actual	1.90	3.25
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2024, we had approximately $320.2 million of net income and retained earnings free of such restrictions. We were in material compliance with all restrictive covenants under our debt agreements as of September 30, 2024.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the Credit Facilities and the Mortgage Facility with the exception of one additional financial covenant related to the ratio of EBITDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2024, the ratio was 12.21 to 1.00.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.7 million as of September 30, 2024 and $8.0 million as of December 31, 2023. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2024.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both September 30, 2024 and December 31, 2023 was approximately $4.3 million.
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
There were no significant liabilities recorded related to legal matters as of September 30, 2024 and December 31, 2023.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2024	December 31, 2023
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$46.7	$42.9
Interest rate caps designated as hedges (2)	—	1.0
Total assets	$46.7	$43.9
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of December 31, 2023, approximately $1.0 million was included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of September 30, 2024 and December 31, 2023, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$456.3	$500.0	$447.5	$500.0
4.625% Notes (1)	$604.5	$650.0	$591.5	$650.0
Mortgage Notes (2)	$128.7	$132.0	$156.6	$163.0
(1)As determined by market quotations from similar securities as of September 30, 2024 and December 31, 2023, respectively (Level 2).
(2)As determined by the DCF method (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2023.
9. Segment Information
As of September 30, 2024, Sonic had three operating segments: (1) retail automotive franchises that sell new vehicles and buy and sell used vehicles, sell replacement parts, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Franchised Dealerships Segment”); (2) pre-owned vehicle specialty retail locations that provide guests an opportunity to search our nationwide inventory, purchase a pre-owned vehicle, select finance and insurance products and sell their current vehicle to us (the “EchoPark Segment”); and (3) retail locations that sell new and used powersports vehicles, perform vehicle maintenance, warranty and repair services, and arrange finance and insurance products (the “Powersports Segment”). Sonic has determined that its operating segments also represent its reportable segments. Due to rounding, segment level financial data may not sum to consolidated results.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,539.9	$1,546.7	$4,510.8	$4,550.9
Fleet new vehicles	22.2	23.2	68.0	70.4
Total new vehicles	1,562.1	1,569.9	4,578.8	4,621.3
Used vehicles	701.4	780.7	2,162.8	2,322.8
Wholesale vehicles	42.4	51.4	139.1	165.3
Parts, service and collision repair	458.9	431.8	1,333.2	1,289.0
Finance, insurance and other, net	122.4	126.0	366.3	375.4
Franchised Dealerships Segment revenues	$2,887.2	$2,959.8	$8,580.2	$8,773.8

EchoPark Segment revenues:
Retail new vehicles	$—	$—	$—	$1.0
Used vehicles	470.3	554.8	1,402.0	1,651.3
Wholesale vehicles	23.8	26.6	74.4	89.1
Finance, insurance and other, net	50.8	45.3	145.2	136.4
EchoPark Segment revenues	$544.9	$626.7	$1,621.6	$1,877.8

Powersports Segment revenues:
Retail new vehicles	$26.9	$26.8	$64.4	$72.5
Used vehicles	9.0	4.9	17.6	17.1
Wholesale vehicles	1.1	1.3	2.3	1.9
Parts, service and collision repair	20.1	21.6	36.6	38.6
Finance, insurance and other, net	2.3	2.4	5.8	5.9
Powersports Segment revenues	$59.4	$57.0	$126.7	$136.0

Total consolidated revenues	$3,491.5	$3,643.5	$10,328.5	$10,787.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$51.6	$101.5	$168.0	$357.2
EchoPark Segment (3)	5.2	(16.9)	6.1	(116.5)
Powersports Segment	4.0	6.6	2.3	9.2
Total segment income	$60.8	$91.2	$176.4	$249.9
Impairment charges (4)	—	—	(2.4)	(62.6)
Income before taxes	$60.8	$91.2	$174.0	$187.3
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended September 30, 2024, amount includes approximately $1.8 million of pre-tax charges related to excess compensation related to the CDK outage and approximately $1.5 million of pre-tax charges related to storm damage. For the nine months ended September 30, 2024, amount includes approximately $13.0 million of pre-tax charges related to excess compensation related to the CDK outage, approximately $5.1 million of pre-tax charges related to storm damage, approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense, and approximately $1.0 million of pre-tax impairment charges related to property and equipment. For the nine months ended September 30, 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to storm damage.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3)For the three months ended September 30, 2024, amount includes approximately $2.3 million of pre-tax gain on dispositions of real estate. For the three months ended September 30, 2023, amount includes approximately $0.9 million of pre-tax charges for long-term compensation expense and approximately $3.9 million related to pre-tax lease exit charges. For the nine months ended September 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $1.4 million of pre-tax impairment charges related to property and equipment, approximately $2.9 million of pre-tax gain on acquisitions and dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. For the nine months ended September 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property, approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, approximately $5.1 million of pre-tax charges for long-term compensation expense, approximately $4.3 million of pre-tax lease exit charges and approximately $0.3 million of pre-tax loss related to acquisitions and dispositions.
(4)For the nine months ended September 30, 2024, amount includes approximately $1.4 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.0 million of pre-tax property and equipment charges for the Franchised Dealerships Segment. For the nine months ended September 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment Impairment Charges:
Franchised Dealerships Segment	$—	$—	$1.0	$—
EchoPark Segment	—	—	1.4	62.6
Powersports Segment	—	—	—	—
Total impairment charges	$—	$—	$2.4	$62.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment Depreciation and Amortization:
Franchised Dealerships Segment	$31.5	$28.2	$91.6	$82.8
EchoPark Segment	5.4	6.1	16.4	20.4
Powersports Segment	1.1	0.9	3.1	2.5
Total depreciation and amortization	$37.9	$35.2	$111.1	$105.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment Floor Plan Interest Expense:
Franchised Dealerships Segment	$18.7	$12.9	$52.5	$34.7
EchoPark Segment	3.7	4.3	11.3	13.6
Powersports Segment	0.7	0.2	1.6	0.6
Total floor plan interest expense	$23.0	$17.4	$65.4	$48.9

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment Interest Expense, Other, Net:
Franchised Dealerships Segment	$28.5	$27.9	$84.1	$82.2
EchoPark Segment	0.7	0.7	2.0	2.5
Powersports Segment	0.6	0.4	1.9	1.5
Total interest expense, other, net	$29.8	$29.0	$88.1	$86.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment Capital Expenditures:
Franchised Dealerships Segment	$50.3	$72.1	$141.4	$137.3
EchoPark Segment	0.2	5.4	0.8	14.1
Powersports Segment	2.8	0.6	3.7	2.2
Total capital expenditures	$53.3	$78.1	$145.9	$153.6

	September 30, 2024	December 31, 2023
	(In millions)
Segment Assets:
Franchised Dealerships Segment	$4,550.3	$4,110.8
EchoPark Segment	567.4	667.9
Powersports Segment	222.9	212.0
Corporate and other:
Cash and cash equivalents	17.6	28.9
Floor plan deposit balance	400.0	345.0
Total assets	$5,758.2	$5,364.6

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
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of September 30, 2024: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2024, we operated 106 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 13 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 131 new vehicle franchises (representing 25 different brands of cars and light trucks) and 16 collision repair centers in 17 states. The EchoPark Segment consists of 18 stores in 10 states. The Powersports Segment consists of nine franchises and four authorized retail outlets in two states.
The Franchised Dealerships Segment provides comprehensive sales and services, including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of third-party financing, extended warranties, service contracts, insurance and other aftermarket products (collectively, “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges third-party F&I product sales for our guests in pre-owned vehicle specialty retail locations and does not offer customer-facing Fixed Operations services. The Powersports Segment offers guests: (1) sales of both new and used powersports vehicles (such as motorcycles, personal watercraft and all-terrain vehicles); (2) Fixed Operations activities; and (3) F&I services. All three segments generally operate independently of one another with the exception of certain shared back-office functions and corporate overhead costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) increased 1% for both the three and nine months ended September 30, 2024, to approximately 15.6 million vehicles, compared to approximately 15.5 million vehicles for both the three and nine months ended September 30, 2023, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2024 new vehicle industry volume will be between 15.5 million vehicles (flat compared to 2023) and 15.7 million vehicles (an increase of 1% compared to 2023). The effects of interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2024 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR increased 2% and 1% to approximately 12.9 million and 12.8 million vehicles for the three and nine months ended September 30, 2024, respectively, from approximately 12.6 million and 12.7 million vehicles for the three and nine months ended September 30, 2023, respectively.
CDK Outage
On June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK (the “CDK outage”). As a result, we experienced disruptions to our dealer management system (the “DMS”), our customer relationship management system (the “CRM”) and other systems that support sales, inventory and accounting functions (collectively with the DMS and CRM the “Affected Systems”). On June 26, 2024, CDK began restoring access to certain of the Affected Systems. We performed internal risk assessments and data validation procedures on the Affected Systems, and beginning June 30, 2024, we resumed processing transactions in the DMS. As of July 31, 2024, we regained access to all of the Affected Systems, including the CRM and inventory management applications.
During the CDK outage, all of our dealerships remained open and operating, utilizing workaround solutions to minimize the disruption caused by the CDK outage. However, the lack of access to the Affected Systems disrupted the efficient execution of our dealership operations and affected our ability to manage inventory, track customer leads, deliver vehicles and complete transactions with customers in a typical transaction timeframe. Despite the workarounds employed by the Company, the CDK outage significantly impaired our ability to sell both new and used vehicles within both our Franchised Dealership and EchoPark Segments in June and July 2024. The lower volume of vehicles sold as a result of the CDK outage also negatively impacted F&I revenue within both segments during these periods. Additionally, our Fixed Operations revenue within the Franchised Dealership Segment was negatively impacted by the lack of access to certain systems used to process services during these periods. We estimate the disruption from the CDK outage negatively impacted reported income before taxes by approximately $30.0 million and $17.2 million during the three months June 30 and September 30, 2024, respectively, which includes approximately $11.6 million and $1.8 million in additional compensation expenses incurred as a result of the incident, respectively. We do not anticipate a material impact to our business, including our results of operations or financial condition, beyond those experienced in the quarter ended September 30, 2024.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store retail new vehicle revenue was flat during the three and nine months ended September 30, 2024, driven primarily by a 2% increase in retail new vehicle unit sales volume in both periods. The CDK outage also had a significant adverse impact on new vehicle unit sales volume during the three and nine months ended September 30, 2024. Retail new vehicle gross profit decreased 33% and 31% during the three and nine months ended September 30, 2024, respectively, due primarily to increased price competition as a result of higher levels of available inventory and higher inventory invoice cost, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,633 per unit, or 35%, to $3,049 per unit during the three months ended September 30, 2024, and decreased $1,615 per unit, or 32%, to $3,446 per unit during the nine months ended September 30, 2024. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 57 as of September 30, 2024, compared to 33 days as of September 30, 2023, as a result of increased manufacturer production levels.
Same store retail used vehicle revenue decreased 10% and 6% during the three and nine months ended September 30, 2024, respectively. The 10% decrease in the three months ended September 30, 2024 was driven primarily by an 8% decrease in retail used vehicle average selling prices and a 2% decrease in retail used vehicle sales volume. The 6% decrease in the nine months ended September 30, 2024 was driven primarily by an 8% decrease in retail used vehicle average selling prices, partially offset partially by a 2% increase in retail used vehicle unit sales volume. Retail used vehicle unit sales volume during the three and nine months ended September 30, 2024 was also adversely affected by the CDK outage. Retail used vehicle gross profit decreased 18% and 10% during the three and nine months ended September 30, 2024, respectively, primarily due to lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $283 per unit, or 17%, to $1,386 per unit during the three months ended September 30, 2024 and decreased $189 per unit, or 11%, to $1,505 per unit during the nine months ended September 30, 2024 due primarily to higher inventory acquisition costs and lower selling prices due to increased price competition as a result of ongoing consumer affordability challenges, including the effect of higher interest rates. Same store wholesale vehicle gross profit (loss) remained flat and worsened $1.8 million during the three and nine months ended September 30, 2024, respectively, on flat wholesale vehicle gross profit (loss) per unit during the three months ended September 30, 2024 and a $124 per unit worsening of wholesale vehicle gross profit (loss) per unit during the nine months ended September 30, 2024. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 34 and 28 days as of September 30, 2024 and 2023, respectively.
Same store Fixed Operations revenue increased 7% and 4% during the three and nine months ended September 30, 2024, respectively, driven primarily by higher parts and labor costs that were passed along to consumers, despite being negatively affected by the CDK outage. Fixed Operations gross profit increased 8% and 6% during the three and nine months ended September 30, 2024, respectively, driven primarily by higher warranty revenue contribution and higher warranty gross margin. Fixed Operations gross margin increased 50 basis points, to 50.2%, during the three months ended September 30, 2024, and increased 60 basis points, to 50.2%, during the nine months ended September 30, 2024, primarily driven by an increase in warranty revenue contribution and higher warranty gross margin.
F&I revenue decreased 3% and 2% during the three and nine months ended September 30, 2024, respectively, driven by lower gross profit per finance contract as a result of lower average retail new and used vehicle unit selling prices. F&I revenues were also adversely affected by the CDK outage’s adverse effect on new and used vehicle unit sales volume, which reduced the number of finance, service and aftermarket contracts we sold. F&I gross profit per retail unit decreased $72 per unit, or 3%, to $2,339 per unit during the three months ended September 30, 2024, and decreased $82 per unit, or 3%, to $2,358 per unit during the nine months ended September 30, 2024.
EchoPark Segment
Reported total revenues decreased 13% and 14% during the three and nine months ended September 30, 2024, respectively, driven primarily by a 7% decrease in retail used vehicle unit sales volume and a 9% decrease in average retail used vehicle unit selling prices in both periods. Retail used vehicle unit sales volume during the three and nine months ended September 30, 2024 were also adversely affected by the CDK outage. Reported total gross profit increased 5% and 34% during the three and nine months ended September 30, 2024, respectively. The 5% increase during the three months ended September 30, 2024 was primarily driven by a 12% increase in F&I revenue, and the 34% increase during the nine months ended September 30, 2024 was primarily driven by a 177% increase in retail used vehicle gross profit.
Same market total revenues decreased 3% and increased 6% during the three and nine months ended September 30, 2024, respectively. The 3% decrease during the three months ended September 30, 2024 was primarily attributable to a 7% decrease in used retail vehicle unit prices, partially offset by a 2% increase in total retail used vehicle unit sales volume. The 6% increase during the nine months ended September 30, 2024 was primarily attributable to a 12% increase in total retail used vehicle unit sales volume. Same market total gross profit increased 21% and 54% during the three and nine months ended

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2024, respectively. The 21% increase during the three months ended September 30, 2024 was driven by a 2% increase in total retail used vehicle unit sales volume, and the 54% increase during the nine months ended September 30, 2024 was driven primarily by a 242% increase in retail used vehicle gross profit per unit.
Reported retail used vehicle revenue decreased 15% during both the three and nine months ended September 30, 2024, driven primarily by a 9% decrease in average retail used vehicle unit selling prices during both periods. F&I revenue increased 12% and 6% during the three and nine months ended September 30, 2024, respectively, driven primarily by a 20% and 14% increase in F&I gross profit per unit, respectively, partially offset by the decrease in retail used vehicle unit sales volume. Reported combined retail used vehicle and F&I gross profit per unit increased $344 per unit, or 12%, to $3,111 per unit during the three months ended September 30, 2024, and increased $952 per unit, or 45%, to $3,047 per unit during the nine months ended September 30, 2024, due primarily to increases in F&I revenue during the three and nine months ended September 30, 2024.
Reported wholesale vehicle gross profit (loss) worsened approximately $0.2 million and $2.0 million during the three and nine months ended September 30, 2024, respectively, primarily due to a 143% and 155% worsening in wholesale vehicle gross profit (loss) per unit, respectively. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 33 and 37 days as of September 30, 2024 and 2023, respectively.
Powersports Segment
Reported retail new vehicle revenue remained flat during the three months ended September 30, 2024 primarily due to a 9% decrease in retail new vehicle unit sales volume, offset by a 10% increase in retail new vehicle average selling prices. Reported retail new vehicle revenue decreased 11% during the nine months ended September 30, 2024, primarily driven by a 15% decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit decreased 31% and 35% during the three and nine months ended September 30, 2024, respectively, as a result of a 23% decrease in retail new vehicle gross profit per unit and lower retail new vehicle unit sales volume in both periods. Retail new vehicle gross profit per unit decreased $964 per unit, or 23%, to $3,249 per unit for the three months ended September 30, 2024, and decreased $860 per unit, or 23%, to $2,820 per unit for the nine months ended September 30, 2024, primarily due to higher inventory costs. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 121 and 107 days as of September 30, 2024 and 2023, respectively, varying based on manufacturer production levels and consumer demand.
Reported retail used vehicle revenue increased 84% and 3% during the three and nine months ended September 30, 2024, respectively, primarily driven by a 99% and 19% increase in used unit prices, respectively. Retail used vehicle gross profit decreased 8% and 9% during the three and nine months ended September 30, 2024, respectively, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $35 per unit, or 1%, to $2,798 per unit for the three months ended September 30, 2024, and increased $130 per unit, or 5%, to $2,537 per unit for the nine months ended September 30, 2024, primarily due to lower inventory costs. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 59 and 37 days as of September 30, 2024 and 2023, respectively.
Reported Fixed Operations revenue decreased 7% and 5% during the three and nine months ended September 30, 2024, respectively, and Fixed Operations gross profit decreased 10% and 8% during the three and nine months ended September 30, 2024, respectively, driven primarily by lower repair order volume. Fixed Operations gross margin decreased 120 basis points to 45.9% and decreased 140 basis points to 46.4% during the three and nine months ended September 30, 2024, respectively, driven primarily by a decrease in customer pay revenue contribution and lower customer pay gross margin.
Reported F&I revenue decreased 4% and 2% during the three and nine months ended September 30, 2024, respectively, driven primarily by an 8% and 15% decrease in combined retail new and used vehicle unit sales volume in the three and nine months ended September 30, 2024, respectively offset by a 6% and 15% increase in F&I gross profit per retail unit in the three and nine months ended September 30, 2024, respectively. F&I gross profit per retail unit increased $61 per unit, or 6%, to $1,136 per unit and increased $151 per unit, or 15%, to $1,157 per unit during the three and nine months ended September 30, 2024, respectively.
Same store total revenues increased 4% and decreased 8% during the three and nine months ended September 30, 2024, respectively. The 4% increase during the three months ended September 30, 2024 was driven primarily by a 99% increase in average retail used vehicle unit selling prices, partially offset by an 8% decrease in total vehicle unit sales volume. The 8% decrease during the nine months ended September 30, 2024 was driven primarily by a 15% decrease in total vehicle unit sales

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
volume. Same store total gross profit decreased 15% and 18% during the three and nine months ended September 30, 2024, respectively, driven primarily by a 23% and 24% decrease in retail new vehicle gross profit per unit, respectively.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
New Vehicle Brand	2024	2023	2024	2023
Luxury:
BMW	23%	24%	24%	25%
Mercedes	15%	13%	14%	14%
Audi	6%	7%	5%	6%
Lexus	5%	5%	6%	5%
Land Rover	4%	4%	5%	4%
Porsche	4%	4%	4%	4%
Cadillac	2%	2%	2%	2%
Volvo	1%	1%	1%	1%
MINI	1%	1%	1%	1%
Other Luxury (1)	—%	1%	—%	—%
Total Luxury	61%	62%	62%	62%
Mid-line Import:
Honda	12%	11%	11%	11%
Toyota	9%	10%	9%	9%
Volkswagen	2%	2%	2%	2%
Hyundai	1%	1%	1%	1%
Other Mid-line Import (2)	1%	—%	1%	—%
Total Mid-line Import	25%	24%	24%	23%
Domestic:
General Motors (3)	7%	5%	6%	6%
Ford	4%	4%	4%	4%
Chrysler	3%	5%	4%	5%
Total Domestic	14%	14%	14%	15%
Total	100%	100%	100%	100%
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
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended September 30,		Better / (Worse)	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	% Change	2024	2023	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	12.9	12.6	2%	12.8	12.7	1%
U.S. Fleet new vehicle SAAR	2.7	2.9	(7)%	2.8	2.8	—%
U.S. Total new vehicle SAAR (1)	15.6	15.5	1%	15.6	15.5	1%
(1)Source: PIN from J.D. Power

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,566.8	$1,573.5	$(6.7)	—%
Fleet new vehicle revenue	22.2	23.2	(1.0)	(4)%
Total new vehicle revenue	$1,589.0	$1,596.7	$(7.7)	—%

Retail new vehicle gross profit	$87.6	$131.4	$(43.8)	(33)%
Fleet new vehicle gross profit	0.6	0.9	(0.3)	(33)%
Total new vehicle gross profit	$88.2	$132.3	$(44.1)	(33)%

Retail new vehicle unit sales	28,657	28,260	397	1%
Fleet new vehicle unit sales	406	469	(63)	(13)%
Total new vehicle unit sales	29,063	28,729	334	1%

Revenue per new retail unit	$54,676	$55,678	$(1,002)	(2)%
Revenue per new fleet unit	$54,648	$49,495	$5,153	10%
Total revenue per new unit	$54,675	$55,577	$(902)	(2)%

Gross profit per new retail unit	$3,056	$4,649	$(1,593)	(34)%
Gross profit per new fleet unit	$1,596	$2,046	$(450)	(22)%
Total gross profit per new unit	$3,036	$4,607	$(1,571)	(34)%

Retail gross profit as a % of revenue	5.6%	8.4%	(280)	bps
Fleet gross profit as a % of revenue	2.9%	4.1%	(120)	bps
Total new vehicle gross profit as a % of revenue	5.6%	8.3%	(270)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$4,575.2	$4,624.4	$(49.2)	(1)%
Fleet new vehicle revenue	68.0	70.4	(2.4)	(3)%
Total new vehicle revenue	$4,643.2	$4,694.8	$(51.6)	(1)%

Retail new vehicle gross profit	$281.8	$410.9	$(129.1)	(31)%
Fleet new vehicle gross profit	2.3	3.1	(0.8)	(26)%
Total new vehicle gross profit	$284.1	$414.0	$(129.9)	(31)%

Retail new vehicle unit sales	82,504	82,671	(167)	—%
Fleet new vehicle unit sales	1,299	1,500	(201)	(13)%
Total new vehicle unit sales	83,803	84,171	(368)	—%

Revenue per new retail unit	$55,454	$55,938	$(484)	(1)%
Revenue per new fleet unit	$52,349	$46,918	$5,431	12%
Total revenue per new unit	$55,406	$55,777	$(371)	(1)%

Gross profit per new retail unit	$3,416	$4,970	$(1,554)	(31)%
Gross profit per new fleet unit	$1,743	$2,059	$(316)	(15)%
Total gross profit per new unit	$3,390	$4,918	$(1,528)	(31)%

Retail gross profit as a % of revenue	6.2%	8.9%	(270)	bps
Fleet gross profit as a % of revenue	3.3%	4.4%	(110)	bps
Total new vehicle gross profit as a % of revenue	6.1%	8.8%	(270)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,180.7	$1,340.4	$(159.7)	(12)%
Gross profit	$41.2	$52.3	$(11.1)	(21)%
Unit sales	43,474	45,428	(1,954)	(4)%
Revenue per unit	$27,158	$29,506	$(2,348)	(8)%
Gross profit per unit	$947	$1,150	$(203)	(18)%
Gross profit as a % of revenue	3.5%	3.9%	(40)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$3,582.5	$3,991.2	$(408.7)	(10)%
Gross profit	$132.9	$113.8	$19.1	17%
Unit sales	130,361	133,931	(3,570)	(3)%
Revenue per unit	$27,481	$29,801	$(2,320)	(8)%
Gross profit per unit	$1,020	$849	$171	20%
Gross profit as a % of revenue	3.7%	2.9%	80	bps
For further analysis of used vehicle results on a segment basis, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. In recent years, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that wholesale vehicle pricing and volatility have begun to normalize throughout 2024, and we expect this trend will continue through the remainder of the year. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$67.2	$79.3	$(12.1)	(15)%
Gross profit (loss)	$(1.3)	$(1.4)	$0.1	7%
Unit sales	7,792	7,996	(204)	(3)%
Revenue per unit	$8,615	$9,922	$(1,307)	(13)%
Gross profit (loss) per unit	$(173)	$(180)	$7	4%
Gross profit (loss) as a % of revenue	(2.0)%	(1.8)%	(20)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$215.8	$256.3	$(40.5)	(16)%
Gross profit (loss)	$(2.7)	$0.5	$(3.2)	(640)%
Unit sales	23,763	25,203	(1,440)	(6)%
Revenue per unit	$9,079	$10,166	$(1,087)	(11)%
Gross profit (loss) per unit	$(113)	$24	$(137)	(571)%
Gross profit (loss) as a % of revenue	(1.2)%	0.2%	(140)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$215.2	$209.7	$5.5	3%
Warranty	76.6	62.0	14.6	24%
Wholesale parts	48.4	51.3	(2.9)	(6)%
Internal, sublet and other	138.8	130.4	8.4	6%
Total revenue	$479.0	$453.4	$25.6	6%

Gross profit
Customer pay	$120.6	$118.0	$2.6	2%
Warranty	47.5	36.6	10.9	30%
Wholesale parts	8.8	9.1	(0.3)	(3)%
Internal, sublet and other	63.0	61.6	1.4	2%
Total gross profit	$239.9	$225.3	$14.6	6%

Gross profit as a % of revenue
Customer pay	56.1%	56.3%	(20)	bps
Warranty	61.9%	58.9%	300	bps
Wholesale parts	18.1%	17.8%	30	bps
Internal, sublet and other	45.4%	47.2%	(180)	bps
Total gross profit as a % of revenue	50.1%	49.7%	40	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$634.0	$621.1	$12.9	2%
Warranty	205.1	180.1	25.0	14%
Wholesale parts	146.4	159.3	(12.9)	(8)%
Internal, sublet and other	384.3	367.1	17.2	5%
Total revenue	$1,369.8	$1,327.6	$42.2	3%

Gross profit
Customer pay	$355.2	$348.0	$7.2	2%
Warranty	125.3	105.7	19.6	19%
Wholesale parts	26.2	28.3	(2.1)	(7)%
Internal, sublet and other	180.7	176.6	4.1	2%
Total gross profit	$687.4	$658.6	$28.8	4%

Gross profit as a % of revenue
Customer pay	56.0%	56.0%	—	bps
Warranty	61.1%	58.7%	240	bps
Wholesale parts	17.9%	17.8%	10	bps
Internal, sublet and other	47.0%	48.1%	(110)	bps
Total gross profit as a % of revenue	50.2%	49.6%	60	bps
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
Our consolidated reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$175.6	$173.7	$1.9	1%
Total combined retail new and used vehicle unit sales	72,131	73,688	(1,557)	(2)%
Gross profit per retail unit (excludes fleet)	$2,434	$2,357	$77	3%

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$517.2	$517.7	$(0.5)	—%
Total combined retail new and used vehicle unit sales	212,865	216,602	(3,737)	(2)%
Gross profit per retail unit (excludes fleet)	$2,430	$2,390	$40	2%

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,539.8	$1,542.8	$(3.0)	—%
Acquisitions, open points, dispositions and holding company	0.1	3.9	(3.8)	NM
Total as reported	$1,539.9	$1,546.7	$(6.8)	—%

Fleet new vehicle revenue:
Same store	$22.2	$23.2	$(1.0)	(4)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$22.2	$23.2	$(1.0)	(4)%

Total new vehicle revenue:
Same store	$1,562.0	$1,566.0	$(4.0)	—%
Acquisitions, open points, dispositions and holding company	0.1	3.9	(3.8)	NM
Total as reported	$1,562.1	$1,569.9	$(7.8)	—%

Retail new vehicle gross profit:
Same store	$83.5	$125.4	$(41.9)	(33)%
Acquisitions, open points, dispositions and holding company	—	0.1	(0.1)	NM
Total as reported	$83.5	$125.5	$(42.0)	(33)%

Fleet new vehicle gross profit:
Same store	$0.6	$1.0	$(0.4)	(40)%
Acquisitions, open points, dispositions and holding company	—	(0.1)	0.1	NM
Total as reported	$0.6	$0.9	$(0.3)	(33)%

Total new vehicle gross profit:
Same store	$84.2	$126.3	$(42.1)	(33)%
Acquisitions, open points, dispositions and holding company	(0.1)	0.1	(0.2)	NM
Total as reported	$84.1	$126.4	$(42.3)	(33)%

Retail new vehicle unit sales:
Same store	27,387	26,774	613	2%
Acquisitions, open points, dispositions and holding company	4	95	(91)	NM
Total as reported	27,391	26,869	522	2%

Fleet new vehicle unit sales:
Same store	406	469	(63)	(13)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	406	469	(63)	(13)%

Total new vehicle unit sales:
Same store	27,793	27,243	550	2%
Acquisitions, open points, dispositions and holding company	4	95	(91)	NM
Total as reported	27,797	27,338	459	2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$4,502.1	$4,502.8	$(0.7)	—%
Acquisitions, open points, dispositions and holding company	8.7	48.1	(39.4)	NM
Total as reported	$4,510.8	$4,550.9	$(40.1)	(1)%

Fleet new vehicle revenue:
Same store	$68.0	$69.6	$(1.6)	(2)%
Acquisitions, open points, dispositions and holding company	—	0.8	(0.8)	NM
Total as reported	$68.0	$70.4	$(2.4)	(3)%

Total new vehicle revenue:
Same store	$4,570.1	$4,572.4	$(2.3)	—%
Acquisitions, open points, dispositions and holding company	8.7	48.9	(40.2)	NM
Total as reported	$4,578.8	$4,621.3	$(42.5)	(1)%

Retail new vehicle gross profit:
Same store	$272.3	$392.9	$(120.6)	(31)%
Acquisitions, open points, dispositions and holding company	0.2	3.6	(3.4)	NM
Total as reported	$272.5	$396.5	$(124.0)	(31)%

Fleet new vehicle gross profit:
Same store	$2.3	$3.1	$(0.8)	(26)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$2.3	$3.1	$(0.8)	(26)%

Total new vehicle gross profit:
Same store	$274.5	$396.1	$(121.6)	(31)%
Acquisitions, open points, dispositions and holding company	0.3	3.5	(3.2)	NM
Total as reported	$274.8	$399.6	$(124.8)	(31)%

Retail new vehicle unit sales:
Same store	79,016	77,639	1,377	2%
Acquisitions, open points, dispositions and holding company	184	1,127	(943)	NM
Total as reported	79,200	78,766	434	1%

Fleet new vehicle unit sales:
Same store	1,299	1,471	(172)	(12)%
Acquisitions, open points, dispositions and holding company	—	29	(29)	NM
Total as reported	1,299	1,500	(201)	(13)%

Total new vehicle unit sales:
Same store	80,315	79,110	1,205	2%
Acquisitions, open points, dispositions and holding company	184	1,156	(972)	NM
Total as reported	80,499	80,266	233	—%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,539.9	$1,546.7	$(6.8)	—%
Fleet new vehicle revenue	22.2	23.2	(1.0)	(4)%
Total new vehicle revenue	$1,562.1	$1,569.9	$(7.8)	—%

Retail new vehicle gross profit	$83.5	$125.5	$(42.0)	(33)%
Fleet new vehicle gross profit	0.6	0.9	(0.3)	(33)%
Total new vehicle gross profit	$84.1	$126.4	$(42.3)	(33)%

Retail new vehicle unit sales	27,391	26,869	522	2%
Fleet new vehicle unit sales	406	469	(63)	(13)%
Total new vehicle unit sales	27,797	27,338	459	2%

Revenue per new retail unit	$56,220	$57,561	$(1,341)	(2)%
Revenue per new fleet unit	$54,648	$49,495	$5,153	10%
Total revenue per new unit	$56,198	$57,422	$(1,224)	(2)%

Gross profit per new retail unit	$3,047	$4,672	$(1,625)	(35)%
Gross profit per new fleet unit	$1,596	$2,046	$(450)	(22)%
Total gross profit per new unit	$3,026	$4,627	$(1,601)	(35)%

Retail gross profit as a % of revenue	5.4%	8.1%	(270)	bps
Fleet gross profit as a % of revenue	2.9%	4.1%	(120)	bps
Total new vehicle gross profit as a % of revenue	5.4%	8.1%	(270)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$4,510.8	$4,550.9	$(40.1)	(1)%
Fleet new vehicle revenue	68.0	70.4	(2.4)	(3)%
Total new vehicle revenue	$4,578.8	$4,621.3	$(42.5)	(1)%

Retail new vehicle gross profit	$272.5	$396.5	$(124.0)	(31)%
Fleet new vehicle gross profit	2.3	3.1	(0.8)	(26)%
Total new vehicle gross profit	$274.8	$399.6	$(124.8)	(31)%

Retail new vehicle unit sales	79,200	78,766	434	1%
Fleet new vehicle unit sales	1,299	1,500	(201)	(13)%
Total new vehicle unit sales	80,499	80,266	233	—%

Revenue per new retail unit	$56,954	$57,778	$(824)	(1)%
Revenue per new fleet unit	$52,349	$46,918	$5,431	12%
Total revenue per new unit	$56,880	$57,575	$(695)	(1)%

Gross profit per new retail unit	$3,441	$5,034	$(1,593)	(32)%
Gross profit per new fleet unit	$1,743	$2,059	$(316)	(15)%
Total gross profit per new unit	$3,413	$4,978	$(1,565)	(31)%

Retail gross profit as a % of revenue	6.0%	8.7%	(270)	bps
Fleet gross profit as a % of revenue	3.3%	4.4%	(110)	bps
Total new vehicle gross profit as a % of revenue	6.0%	8.6%	(260)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,539.8	$1,542.8	$(3.0)	—%
Fleet new vehicle revenue	22.2	23.2	(1.0)	(4)%
Total new vehicle revenue	$1,562.0	$1,566.0	$(4.0)	—%

Retail new vehicle gross profit	$83.5	$125.4	$(41.9)	(33)%
Fleet new vehicle gross profit	0.6	1.0	(0.4)	(40)%
Total new vehicle gross profit	$84.2	$126.3	$(42.1)	(33)%

Retail new vehicle unit sales	27,387	26,774	613	2%
Fleet new vehicle unit sales	406	469	(63)	(13)%
Total new vehicle unit sales	27,793	27,243	550	2%

Revenue per new retail unit	$56,224	$57,622	$(1,398)	(2)%
Revenue per new fleet unit	$54,648	$49,495	$5,153	10%
Total revenue per new unit	$56,201	$57,483	$(1,282)	(2)%

Gross profit per new retail unit	$3,049	$4,682	$(1,633)	(35)%
Gross profit per new fleet unit	$1,596	$2,046	$(450)	(22)%
Total gross profit per new unit	$3,028	$4,637	$(1,609)	(35)%

Retail gross profit as a % of revenue	5.4%	8.1%	(270)	bps
Fleet gross profit as a % of revenue	2.9%	4.1%	(120)	bps
Total new vehicle gross profit as a % of revenue	5.4%	8.1%	(270)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$4,502.1	$4,502.8	$(0.7)	—%
Fleet new vehicle revenue	68.0	69.6	(1.6)	(2)%
Total new vehicle revenue	$4,570.1	$4,572.4	$(2.3)	—%

Retail new vehicle gross profit	$272.3	$392.9	$(120.6)	(31)%
Fleet new vehicle gross profit	2.3	3.1	(0.8)	(26)%
Total new vehicle gross profit	$274.5	$396.1	$(121.6)	(31)%

Retail new vehicle unit sales	79,016	77,639	1,377	2%
Fleet new vehicle unit sales	1,299	1,471	(172)	(12)%
Total new vehicle unit sales	80,315	79,110	1,205	2%

Revenue per new retail unit	$56,977	$57,997	$(1,020)	(2)%
Revenue per new fleet unit	$52,349	$47,289	$5,060	11%
Total revenue per new unit	$56,902	$57,797	$(895)	(2)%

Gross profit per new retail unit	$3,446	$5,061	$(1,615)	(32)%
Gross profit per new fleet unit	$1,743	$2,131	$(388)	(18)%
Total gross profit per new unit	$3,418	$5,006	$(1,588)	(32)%

Retail gross profit as a % of revenue	6.0%	8.7%	(270)	bps
Fleet gross profit as a % of revenue	3.3%	4.5%	(120)	bps
Total new vehicle gross profit as a % of revenue	6.0%	8.7%	(270)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Retail new vehicle revenue was flat, due primarily to a 2% increase in retail new vehicle unit sales volume, despite the adverse impact of the CDK outage, partially offset by a 2% decrease in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $41.9 million, or 33%, as a result of lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,633 per unit, or 35%, to $3,049 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.
Same Store Franchised Dealerships Segment Retail New Vehicles – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Retail new vehicle revenue was flat, due primarily to a 2% increase in retail new vehicle unit sales volume, despite the adverse impact of the CDK outage, partially offset by a 2% decrease in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $120.6 million, or 31%, as a result of lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,615 per unit, or 32%, to $3,446 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$701.2	$778.0	$(76.8)	(10)%
Acquisitions, open points, dispositions and holding company	0.2	2.7	(2.5)	NM
Total as reported	$701.4	$780.7	$(79.3)	(10)%

Retail used vehicle gross profit:
Same store	$34.6	$42.4	$(7.8)	(18)%
Acquisitions, open points, dispositions and holding company	—	0.2	(0.2)	NM
Total as reported	$34.6	$42.6	$(8.0)	(19)%

Retail used vehicle unit sales:
Same store	24,934	25,426	(492)	(2)%
Acquisitions, open points, dispositions and holding company	6	115	(109)	NM
Total as reported	24,940	25,541	(601)	(2)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$2,155.0	$2,295.4	$(140.4)	(6)%
Acquisitions, open points, dispositions and holding company	7.8	27.4	(19.6)	NM
Total as reported	$2,162.8	$2,322.8	$(160.0)	(7)%

Retail used vehicle gross profit:
Same store	$114.3	$126.6	$(12.3)	(10)%
Acquisitions, open points, dispositions and holding company	(0.2)	1.3	(1.5)	NM
Total as reported	$114.1	$127.9	$(13.8)	(11)%

Retail used vehicle unit sales:
Same store	75,973	74,777	1,196	2%
Acquisitions, open points, dispositions and holding company	301	1,068	(767)	NM
Total as reported	76,274	75,845	429	1%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$701.4	$780.7	$(79.3)	(10)%
Gross profit	$34.6	$42.6	$(8.0)	(19)%
Unit sales	24,940	25,541	(601)	(2)%
Revenue per unit	$28,123	$30,567	$(2,444)	(8)%
Gross profit per unit	$1,386	$1,666	$(280)	(17)%
Gross profit as a % of revenue	4.9%	5.4%	(50)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,162.8	$2,322.8	$(160.0)	(7)%
Gross profit	$114.1	$127.9	$(13.8)	(11)%
Unit sales	76,274	75,845	429	1%
Revenue per unit	$28,356	$30,625	$(2,269)	(7)%
Gross profit per unit	$1,497	$1,685	$(188)	(11)%
Gross profit as a % of revenue	5.3%	5.5%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$701.2	$778.0	$(76.8)	(10)%
Gross profit	$34.6	$42.4	$(7.8)	(18)%
Unit sales	24,934	25,426	(492)	(2)%
Revenue per unit	$28,124	$30,599	$(2,475)	(8)%
Gross profit per unit	$1,386	$1,669	$(283)	(17)%
Gross profit as a % of revenue	4.9%	5.5%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$2,155.0	$2,295.4	$(140.4)	(6)%
Gross profit	$114.3	$126.6	$(12.3)	(10)%
Unit sales	75,973	74,777	1,196	2%
Revenue per unit	$28,365	$30,696	$(2,331)	(8)%
Gross profit per unit	$1,505	$1,694	$(189)	(11)%
Gross profit as a % of revenue	5.3%	5.5%	(20)	bps

Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Retail used vehicle revenue decreased approximately $76.8 million, or 10%, driven primarily by an 8% decrease in retail used vehicle average selling prices, as well as a 2% decrease in retail used vehicle unit sales volume, due in part to the adverse impact of the CDK outage. Retail used vehicle gross profit decreased approximately $7.8 million, or 18%, driven primarily by a $283 per unit, or 17%, decrease in retail used vehicle gross profit per unit, as well as a 2% decrease in retail used vehicle unit sales volume during the three months ended September 30, 2024, due primarily to higher inventory acquisition costs and increased price competition as a result of ongoing consumer affordability challenges.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Retail used vehicle revenue decreased approximately $140.4 million, or 6%, driven primarily by an 8% decrease in retail used vehicle average selling prices, partially offset by a 2% increase in retail used vehicle unit sales volume, despite the adverse impact of the CDK outage. Retail used vehicle gross profit decreased approximately $12.3 million, or 10%, driven primarily by a $189 per unit, or 11%, decrease in retail used vehicle gross profit per unit, partially offset by a 2% increase in retail used vehicle unit sales volume during the nine months ended September 30, 2024, due primarily to higher inventory acquisition costs and increased price competition as a result of ongoing consumer affordability challenges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$42.2	$51.1	$(8.9)	(17)%
Acquisitions, open points, dispositions and holding company	0.2	0.3	(0.1)	NM
Total as reported	$42.4	$51.4	$(9.0)	(18)%

Total wholesale vehicle gross profit (loss):
Same store	$(1.3)	$(1.3)	$—	—%
Acquisitions, open points, dispositions and holding company	0.2	(0.2)	0.4	NM
Total as reported	$(1.1)	$(1.5)	$0.4	27%

Total wholesale vehicle unit sales:
Same store	4,968	5,127	(159)	(3)%
Acquisitions, open points, dispositions and holding company	5	36	(31)	NM
Total as reported	4,973	5,163	(190)	(4)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$138.5	$163.0	$(24.5)	(15)%
Acquisitions, open points, dispositions and holding company	0.6	2.3	(1.7)	NM
Total as reported	$139.1	$165.3	$(26.2)	(16)%

Total wholesale vehicle gross profit (loss):
Same store	$(1.7)	$0.1	$(1.8)	NM
Acquisitions, open points, dispositions and holding company	(0.1)	(0.9)	0.8	NM
Total as reported	$(1.8)	$(0.8)	$(1.0)	(125)%

Total wholesale vehicle unit sales:
Same store	15,242	15,913	(671)	(4)%
Acquisitions, open points, dispositions and holding company	84	249	(165)	NM
Total as reported	15,326	16,162	(836)	(5)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$42.4	$51.4	$(9.0)	(18)%
Gross profit (loss)	$(1.1)	$(1.5)	$0.4	27%
Unit sales	4,973	5,163	(190)	(4)%
Revenue per unit	$8,499	$9,987	$(1,488)	(15)%
Gross profit (loss) per unit	$(236)	$(288)	$52	18%
Gross profit (loss) as a % of revenue	(2.8)%	(2.9)%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$139.1	$165.3	$(26.2)	(16)%
Gross profit (loss)	$(1.8)	$(0.8)	$(1.0)	(125)%
Unit sales	15,326	16,162	(836)	(5)%
Revenue per unit	$9,076	$10,232	$(1,156)	(11)%
Gross profit (loss) per unit	$(118)	$(38)	$(80)	(211)%
Gross profit (loss) as a % of revenue	(1.3)%	(0.4)%	(90)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$42.2	$51.1	$(8.9)	(17)%
Gross profit (loss)	$(1.3)	$(1.3)	$—	—%
Unit sales	4,968	5,127	(159)	(3)%
Revenue per unit	$8,501	$9,954	$(1,453)	(15)%
Gross profit (loss) per unit	$(236)	$(264)	$28	11%
Gross profit (loss) as a % of revenue	(2.8)%	(2.6)%	(20)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$138.5	$163.0	$(24.5)	(15)%
Gross profit (loss)	$(1.7)	$0.1	$(1.8)	NM
Unit sales	15,242	15,913	(671)	(4)%
Revenue per unit	$9,088	$10,245	$(1,157)	(11)%
Gross profit (loss) per unit	$(116)	$8	$(124)	NM
Gross profit (loss) as a % of revenue	(1.3)%	0.1%	(140)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Wholesale vehicle revenue decreased approximately $8.9 million, or 17%, driven primarily by a 15% decrease in wholesale vehicle revenue per unit and a 3% decrease in wholesale vehicle unit sales volume during the three months ended September 30, 2024. Wholesale vehicle gross loss remained flat.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Wholesale vehicle revenue decreased approximately $24.5 million, or 15%, driven primarily by an 11% decrease in wholesale vehicle revenue per unit and a 4% decrease in wholesale vehicle unit sales volume during the first nine months of 2024. Wholesale vehicle gross profit (loss) worsened approximately $1.8 million, driven primarily by a $124 per unit worsening of wholesale vehicle gross profit (loss) per unit during the first nine months of 2024, due primarily to lower wholesale auction prices.
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$458.8	$430.5	$28.3	7%
Acquisitions, open points, dispositions and holding company	0.1	1.3	(1.2)	NM
Total as reported	$458.9	$431.8	$27.1	6%

Total Fixed Operations gross profit:
Same store	$230.4	$214.1	$16.3	8%
Acquisitions, open points, dispositions and holding company	0.3	1.0	(0.7)	NM
Total as reported	$230.7	$215.1	$15.6	7%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$1,329.6	$1,276.3	$53.3	4%
Acquisitions, open points, dispositions and holding company	3.6	12.7	(9.1)	NM
Total as reported	$1,333.2	$1,289.0	$44.2	3%

Total Fixed Operations gross profit:
Same store	$667.8	$632.9	$34.9	6%
Acquisitions, open points, dispositions and holding company	2.6	7.2	(4.6)	NM
Total as reported	$670.4	$640.1	$30.3	5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$212.4	$205.2	$7.2	4%
Warranty	75.5	61.5	14.0	23%
Wholesale parts	48.1	51.1	(3.0)	(6)%
Internal, sublet and other	122.9	114.0	8.9	8%
Total revenue	$458.9	$431.8	$27.1	6%

Gross profit
Customer pay	$119.3	$115.3	$4.0	3%
Warranty	46.7	36.3	10.4	29%
Wholesale parts	8.7	9.1	(0.4)	(4)%
Internal, sublet and other	56.0	54.4	1.6	3%
Total gross profit	$230.7	$215.1	$15.6	7%

Gross profit as a % of revenue
Customer pay	56.2%	56.2%	—	bps
Warranty	61.8%	59.0%	280	bps
Wholesale parts	18.0%	17.8%	20	bps
Internal, sublet and other	45.6%	47.7%	(210)	bps
Total gross profit as a % of revenue	50.3%	49.8%	50	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$627.6	$610.6	$17.0	3%
Warranty	202.3	178.8	23.5	13%
Wholesale parts	145.7	158.8	(13.1)	(8)%
Internal, sublet and other	357.6	340.8	16.8	5%
Total revenue	$1,333.2	$1,289.0	$44.2	3%

Gross profit
Customer pay	$352.9	$342.0	$10.9	3%
Warranty	123.1	105.0	18.1	17%
Wholesale parts	26.0	28.2	(2.2)	(8)%
Internal, sublet and other	168.4	164.9	3.5	2%
Total gross profit	$670.4	$640.1	$30.3	5%

Gross profit as a % of revenue
Customer pay	56.2%	56.0%	20	bps
Warranty	60.8%	58.7%	210	bps
Wholesale parts	17.8%	17.8%	—	bps
Internal, sublet and other	47.1%	48.4%	(130)	bps
Total gross profit as a % of revenue	50.3%	49.7%	60	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$212.3	$204.6	$7.7	4%
Warranty	75.5	61.3	14.2	23%
Wholesale parts	48.2	51.0	(2.8)	(5)%
Internal, sublet and other	122.8	113.6	9.2	8%
Total revenue	$458.8	$430.5	$28.3	7%

Gross profit
Customer pay	$119.3	$114.9	$4.4	4%
Warranty	46.7	36.2	10.5	29%
Wholesale parts	8.7	9.1	(0.4)	(4)%
Internal, sublet and other	55.7	53.9	1.8	3%
Total gross profit	$230.4	$214.1	$16.3	8%

Gross profit as a % of revenue
Customer pay	56.2%	56.2%	—	bps
Warranty	61.9%	59.0%	290	bps
Wholesale parts	18.0%	17.8%	20	bps
Internal, sublet and other	45.4%	47.4%	(200)	bps
Total gross profit as a % of revenue	50.2%	49.7%	50	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$625.5	$605.1	$20.4	3%
Warranty	201.9	176.5	25.4	14%
Wholesale parts	145.6	158.0	(12.4)	(8)%
Internal, sublet and other	356.6	336.7	19.9	6%
Total revenue	$1,329.6	$1,276.3	$53.3	4%

Gross profit
Customer pay	$351.7	$339.1	$12.6	4%
Warranty	123.0	103.8	19.2	18%
Wholesale parts	26.0	28.1	(2.1)	(7)%
Internal, sublet and other	167.1	161.9	5.2	3%
Total gross profit	$667.8	$632.9	$34.9	6%

Gross profit as a % of revenue
Customer pay	56.2%	56.0%	20	bps
Warranty	60.9%	58.8%	210	bps
Wholesale parts	17.8%	17.8%	—	bps
Internal, sublet and other	46.9%	48.1%	(120)	bps
Total gross profit as a % of revenue	50.2%	49.6%	60	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Despite the disruptions caused by the CDK outage in July 2024, Fixed Operations revenue increased approximately $28.3 million, or 7%, and Fixed Operations gross profit increased approximately $16.3 million, or 8%. Customer pay gross profit increased approximately $4.4 million, or 4%, warranty gross profit increased approximately $10.5 million, or 29%, wholesale parts gross profit decreased approximately $0.4 million, or 4%, and internal, sublet and other gross profit increased approximately $1.8 million, or 3%.
Same Store Franchised Dealerships Segment Fixed Operations – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Despite the disruptions caused by the CDK outage in June and July 2024, Fixed Operations revenue increased approximately $53.3 million, or 4%, and Fixed Operations gross profit increased approximately $34.9 million, or 6%. Customer pay gross profit increased approximately $12.6 million, or 4%, warranty gross profit increased approximately $19.2 million, or 18%, wholesale parts gross profit decreased approximately $2.1 million, or 7%, and internal, sublet and other gross profit increased approximately $5.2 million, or 3%.
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$122.4	$125.9	$(3.5)	(3)%
Acquisitions, open points, dispositions and holding company	—	0.1	(0.1)	NM
Total as reported	$122.4	$126.0	$(3.6)	(3)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,339	$2,411	$(72)	(3)%
Reported	$2,340	$2,403	$(63)	(3)%

Total combined retail new and used vehicle unit sales:
Same store	52,321	52,200	121	—%
Acquisitions, open points, dispositions and holding company	10	210	(200)	NM
Total as reported	52,331	52,410	(79)	—%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$365.5	$371.8	$(6.3)	(2)%
Acquisitions, open points, dispositions and holding company	0.8	3.6	(2.8)	NM
Total as reported	$366.3	$375.4	$(9.1)	(2)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,358	$2,440	$(82)	(3)%
Reported	$2,356	$2,428	$(72)	(3)%

Total combined retail new and used vehicle unit sales:
Same store	154,989	152,416	2,573	2%
Acquisitions, open points, dispositions and holding company	485	2,195	(1,710)	NM
Total as reported	155,474	154,611	863	1%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$122.4	$126.0	$(3.6)	(3)%
Total combined retail new and used vehicle unit sales	52,331	52,410	(79)	—%
Gross profit per retail unit (excludes fleet)	$2,340	$2,403	$(63)	(3)%

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$366.3	$375.4	$(9.1)	(2)%
Total combined retail new and used vehicle unit sales	155,474	154,611	863	1%
Gross profit per retail unit (excludes fleet)	$2,356	$2,428	$(72)	(3)%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$122.4	$125.9	$(3.5)	(3)%
Total combined retail new and used vehicle unit sales	52,321	52,200	121	—%
Gross profit per retail unit (excludes fleet)	$2,339	$2,411	$(72)	(3)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$365.5	$371.8	$(6.3)	(2)%
Total combined retail new and used vehicle unit sales	154,989	152,416	2,573	2%
Gross profit per retail unit (excludes fleet)	$2,358	$2,440	$(82)	(3)%

Same Store Franchised Dealerships Segment F&I – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
F&I revenue decreased approximately $3.5 million, or 3%, due primarily to a 3% decrease in F&I gross profit per retail unit and flat total combined retail new and used vehicle unit sales volume, due in part to the adverse impact of the CDK outage. F&I gross profit per retail unit decreased $72 per unit, or 3%, to $2,339 per unit, due primarily to lower gross profit per finance contract and a decrease in the service and other aftermarket contract penetration rates.
Finance contract revenue for combined retail new and used vehicles decreased 2%, due primarily to a 3% decrease in gross profit per finance contract, offset slightly by a 60-basis point increase in the finance contract penetration rate. Service contract revenue for combined retail new and used vehicles decreased 6%, due primarily to a 2% decrease in gross profit per service contract, a 5% decrease in service contract volume and a 260-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue for combined retail new and used vehicles was flat, due primarily to a 4% increase in gross profit per other aftermarket contract that was offset by a 5% decrease in other aftermarket contract volume.
Same Store Franchised Dealerships Segment F&I – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
F&I revenue decreased approximately $6.3 million, or 2%, due primarily to a 3% decrease in F&I gross profit per retail unit, offset partially by a 2% increase in total combined retail new and used vehicle unit sales volume, despite the adverse impact of the CDK outage. F&I gross profit per retail unit decreased $82 per unit, or 3%, to $2,358 per unit, due primarily to lower gross profit per finance contract and a decrease in service and other aftermarket contract penetration rates.
Finance contract revenue for combined retail new and used vehicles decreased 3%, due primarily to a 6% decrease in gross profit per finance contract, offset partially by a 3% increase in finance contract volume. Service contract revenue for combined retail new and used vehicles decreased 1%, due primarily to a 1% decrease in service contract volume. Other aftermarket contract revenue for combined retail new and used vehicles increased 2%, due primarily to a 6% increase in gross profit per other aftermarket contract, offset partially by a 790-basis point decrease in the other aftermarket contract penetration rate.

Results of Operations – EchoPark Segment
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. Same market results may vary significantly from reported results due to the closure of stores that are no longer included in same market results.
On June 22, 2023, Sonic announced a plan to indefinitely suspend operations at eight EchoPark locations and 14 related delivery/buy centers. In addition, during the third quarter of 2023, we closed three Northwest Motorsport locations within the EchoPark Segment. In January 2024, we closed the remaining seven Northwest Motorsport stores. In light of these closures, we believe the following discussion of EchoPark Segment results on a same market basis provides a more meaningful year-over-year comparison.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles and F&I – EchoPark Segment
Our EchoPark operating strategy focuses on maximizing total used vehicle-related gross profit (based on a combination of retail used vehicle unit sales volume, front-end retail used vehicle gross profit (loss) per unit and F&I gross profit per retail unit sold) rather than realizing traditional levels of front-end retail used vehicle gross profit per unit. As such, we believe the best per unit measure of gross profit performance at our EchoPark stores is a combined total gross profit (loss) per retail unit, which includes both front-end retail used vehicle gross profit (loss) and F&I gross profit per retail unit sold. See the discussion under the heading “Results of Operations - Consolidated” for additional discussion of the macro drivers of used vehicle revenues and F&I revenues.
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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$470.3	$497.2	$(26.9)	(5)%
Closed stores	—	57.6	(57.6)	NM
Total as reported	$470.3	$554.8	$(84.5)	(15)%

Total retail used vehicle gross profit (loss):
Same market	$4.4	$4.7	$(0.3)	(6)%
Closed stores	—	2.6	(2.6)	NM
Total as reported	$4.4	$7.3	$(2.9)	(40)%

Total retail used vehicle unit sales:
Same market	17,757	17,454	303	2%
Closed stores	—	1,596	(1,596)	NM
Total as reported	17,757	19,050	(1,293)	(7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$1,392.4	$1,340.9	$51.5	4%
Closed stores	9.6	310.4	(300.8)	NM
Total as reported	$1,402.0	$1,651.3	$(249.3)	(15)%

Total retail used vehicle gross profit (loss):
Same market	$14.8	$(9.3)	$24.1	259%
Closed stores	(0.4)	(9.5)	9.1	NM
Total as reported	$14.4	$(18.8)	$33.2	177%

Total retail used vehicle unit sales:
Same market	52,016	46,534	5,482	12%
Closed stores	363	9,580	(9,217)	NM
Total as reported	52,379	56,114	(3,735)	(7)%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$51.4	$41.0	$10.4	25%
Closed stores	(0.6)	4.3	(4.9)	NM
Total as reported	$50.8	$45.3	$5.5	12%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$146.2	$111.9	$34.3	31%
Closed stores	(1.0)	24.5	(25.5)	NM
Total as reported	$145.2	$136.4	$8.8	6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$470.3	$554.8	$(84.5)	(15)%
Retail used vehicle gross profit (loss)	$4.4	$7.3	$(2.9)	(40)%
Retail used vehicle unit sales	17,757	19,050	(1,293)	(7)%
Retail used vehicle revenue per unit	$26,485	$29,125	$(2,640)	(9)%
F&I revenue	$50.8	$45.3	$5.5	12%
Combined retail used vehicle gross profit and F&I revenue	$55.2	$52.6	$2.6	5%
Combined retail used vehicle and F&I gross profit per unit	$3,111	$2,767	$344	12%

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$1,402.0	$1,651.3	$(249.3)	(15)%
Retail used vehicle gross profit (loss)	$14.4	$(18.8)	$33.2	177%
Retail used vehicle unit sales	52,379	56,114	(3,735)	(7)%
Retail used vehicle revenue per unit	$26,767	$29,428	$(2,661)	(9)%
F&I revenue	$145.2	$136.4	$8.8	6%
Combined retail used vehicle gross profit and F&I revenue	$159.6	$117.6	$42.0	36%
Combined retail used vehicle and F&I gross profit per unit	$3,047	$2,095	$952	45%
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$470.3	$497.2	$(26.9)	(5)%
Retail used vehicle gross profit (loss)	$4.4	$4.7	$(0.3)	(6)%
Retail used vehicle unit sales	17,757	17,454	303	2%
Retail used vehicle revenue per unit	$26,485	$28,488	$(2,003)	(7)%
F&I revenue	$51.4	$41.0	$10.4	25%
Combined retail used vehicle gross profit and F&I revenue	$55.8	$45.7	$10.1	22%
Combined retail used vehicle and F&I gross profit per unit	$3,145	$2,621	$524	20%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$1,392.4	$1,340.9	$51.5	4%
Retail used vehicle gross profit (loss)	$14.8	$(9.3)	$24.1	259%
Retail used vehicle unit sales	52,016	46,534	5,482	12%
Retail used vehicle revenue per unit	$26,768	$28,816	$(2,048)	(7)%
F&I revenue	$146.2	$111.9	$34.3	31%
Combined retail used vehicle gross profit and F&I revenue	$161.0	$102.6	$58.4	57%
Combined retail used vehicle and F&I gross profit per unit	$3,096	$2,203	$893	41%
Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Retail used vehicle revenue decreased approximately $26.9 million, or 5%, due primarily to a 7% decrease in retail used vehicle revenue per unit, offset partially by a 2% increase in retail used vehicle unit sales volume. Combined retail used vehicle gross profit and F&I revenue increased approximately $10.1 million, or 22%, due primarily to a $10.4 million, or 25%, increase in F&I revenue and a 20%, or $524, increase in combined retail used vehicle and F&I gross profit per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, an improvement in inventory acquisition costs as a result of paying lower wholesale auction prices, sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.
Same Market EchoPark Segment Retail Used Vehicles and F&I – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Retail used vehicle revenue increased approximately $51.5 million, or 4%, due primarily to a 12% increase in retail used vehicle unit sales volume, offset partially by a 7% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $58.4 million, or 57%, due primarily to a $34.3 million, or 31%, increase in F&I revenue and a 41%, or $893, increase in combined retail used vehicle and F&I gross profit per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, an improvement in inventory acquisition costs as a result of paying lower wholesale auction prices, sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$23.8	$24.2	$(0.4)	(2)%
Closed stores	—	2.4	(2.4)	NM
Total as reported	$23.8	$26.6	$(2.8)	(11)%

Total wholesale vehicle gross profit (loss):
Same market	$—	$0.4	$(0.4)	(100)%
Closed stores	—	(0.2)	0.2	NM
Total as reported	$—	$0.2	$(0.2)	(100)%

Total wholesale vehicle unit sales:
Same market	2,720	2,491	229	9%
Closed stores	—	249	(249)	NM
Total as reported	2,720	2,740	(20)	(1)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$71.2	$68.4	$2.8	4%
Closed stores	3.2	20.7	(17.5)	NM
Total as reported	$74.4	$89.1	$(14.7)	(16)%

Total wholesale vehicle gross profit (loss):
Same market	$—	$1.8	$(1.8)	(100)%
Closed stores	(0.7)	(0.5)	(0.2)	NM
Total as reported	$(0.7)	$1.3	$(2.0)	(154)%

Total wholesale vehicle unit sales:
Same market	8,098	7,012	1,086	15%
Closed stores	209	1,879	(1,670)	NM
Total as reported	8,307	8,891	(584)	(7)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$23.8	$26.6	$(2.8)	(11)%
Gross profit (loss)	$—	$0.2	$(0.2)	(100)%
Unit sales	2,720	2,740	(20)	(1)%
Revenue per unit	$8,757	$9,652	$(895)	(9)%
Gross profit (loss) per unit	$(10)	$23	$(33)	NM
Gross profit (loss) as a % of revenue	(0.1)%	0.2%	(30)	bps
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$74.4	$89.1	$(14.7)	(16)%
Gross profit (loss)	$(0.7)	$1.3	$(2.0)	(154)%
Unit sales	8,307	8,891	(584)	(7)%
Revenue per unit	$8,959	$10,014	$(1,055)	(11)%
Gross profit (loss) per unit	$(78)	$143	$(221)	(155)%
Gross profit (loss) as a % of revenue	(0.9)%	1.4%	(230)	bps
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$23.8	$24.2	$(0.4)	(2)%
Gross profit (loss)	$—	$0.4	$(0.4)	(100)%
Unit sales	2,720	2,491	229	9%
Revenue per unit	$8,757	$9,703	$(946)	(10)%
Gross profit (loss) per unit	$(10)	$126	$(136)	(108)%
Gross profit (loss) as a % of revenue	(0.1)%	1.3%	(140)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$71.2	$68.4	$2.8	4%
Gross profit (loss)	$—	$1.8	$(1.8)	(100)%
Unit sales	8,098	7,012	1,086	15%
Revenue per unit	$8,797	$9,765	$(968)	(10)%
Gross profit (loss) per unit	$(7)	$272	$(279)	(103)%
Gross profit (loss) as a % of revenue	(0.1)%	2.8%	(290)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Same market wholesale vehicle revenue decreased approximately $0.4 million, or 2%, due primarily to a 10% decrease in wholesale vehicle revenue per unit, offset partially by a 9% increase in wholesale vehicle unit sales volume. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Same market wholesale vehicle revenue increased approximately $2.8 million, or 4%, due primarily to a 15% increase in wholesale vehicle unit sales volume, offset partially by a 10% decrease in wholesale vehicle revenue per unit. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

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
New Vehicles – Powersports Segment

The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$26.9	$26.8	$0.1	—%
Acquisitions	—	—	—	NM
Total as reported	$26.9	$26.8	$0.1	—%

Total retail new vehicle gross profit:
Same store	$4.1	$5.9	$(1.8)	(31)%
Acquisitions	—	—	—	NM
Total as reported	$4.1	$5.9	$(1.8)	(31)%

Total retail new vehicle unit sales:
Same store	1,266	1,391	(125)	(9)%
Acquisitions	—	—	—	NM
Total as reported	1,266	1,391	(125)	(9)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$63.9	$72.3	$(8.4)	(12)%
Acquisitions	0.5	0.2	0.3	NM
Total as reported	$64.4	$72.5	$(8.1)	(11)%

Total retail new vehicle gross profit:
Same store	$9.2	$14.3	$(5.1)	(36)%
Acquisitions	0.1	—	0.1	NM
Total as reported	$9.3	$14.3	$(5.0)	(35)%

Total retail new vehicle unit sales:
Same store	3,287	3,887	(600)	(15)%
Acquisitions	17	7	10	NM
Total as reported	3,304	3,894	(590)	(15)%
NM = Not Meaningful
Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$26.9	$26.8	$0.1	—%
Gross profit	$4.1	$5.9	$(1.8)	(31)%
Unit sales	1,266	1,391	(125)	(9)%
Revenue per unit	$21,249	$19,271	$1,978	10%
Gross profit per unit	$3,249	$4,213	$(964)	(23)%
Gross profit as a % of revenue	15.3%	21.9%	(660)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$64.4	$72.5	$(8.1)	(11)%
Gross profit	$9.3	$14.3	$(5.0)	(35)%
Unit sales	3,304	3,894	(590)	(15)%
Revenue per unit	$19,504	$18,618	$886	5%
Gross profit per unit	$2,820	$3,680	$(860)	(23)%
Gross profit as a % of revenue	14.5%	19.8%	(530)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store retail new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$26.9	$26.8	$0.1	—%
Gross profit	$4.1	$5.9	$(1.8)	(31)%
Unit sales	1,266	1,391	(125)	(9)%
Revenue per unit	$21,249	$19,271	$1,978	10%
Gross profit per unit	$3,249	$4,213	$(964)	(23)%
Gross profit as a % of revenue	15.3%	21.9%	(660)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$63.9	$72.3	$(8.4)	(12)%
Gross profit	$9.2	$14.3	$(5.1)	(36)%
Unit sales	3,287	3,887	(600)	(15)%
Revenue per unit	$19,440	$18,602	$838	5%
Gross profit per unit	$2,790	$3,674	$(884)	(24)%
Gross profit as a % of revenue	14.4%	19.7%	(530)	bps

Same Store Powersports Segment Retail New Vehicles – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Retail new vehicle revenue was flat, due primarily to a 10% increase in retail new vehicle average selling prices, partially offset by a 9% decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit decreased approximately $1.8 million, or 31%, as a result of lower retail new vehicle unit sales volume and lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $964 per unit, or 23%, to $3,249 per unit, due primarily to higher inventory invoice costs and changes in brand mix.
Same Store Powersports Segment Retail New Vehicles – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Retail new vehicle revenue decreased 12%, due primarily to a 15% decrease in retail new vehicle unit sales volume, partially offset by a 5% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $5.1 million, or 36%, as a result of lower retail new vehicle unit sales volume and lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $884 per unit, or 24%, to $2,790 per unit, due primarily to higher inventory invoice costs and changes in brand mix.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$9.0	$4.9	$4.1	84%
Acquisitions	—	—	—	NM
Total as reported	$9.0	$4.9	$4.1	84%

Retail used vehicle gross profit:
Same store	$2.2	$2.4	$(0.2)	(8)%
Acquisitions	—	—	—	NM
Total as reported	$2.2	$2.4	$(0.2)	(8)%

Retail used vehicle unit sales:
Same store	777	837	(60)	(7)%
Acquisitions	—	—	—	NM
Total as reported	777	837	(60)	(7)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$17.0	$16.6	$0.4	2%
Acquisitions	0.6	0.5	0.1	NM
Total as reported	$17.6	$17.1	$0.5	3%

Retail used vehicle gross profit:
Same store	$4.2	$4.6	$(0.4)	(9)%
Acquisitions	0.1	0.1	—	NM
Total as reported	$4.3	$4.7	$(0.4)	(9)%

Retail used vehicle unit sales:
Same store	1,635	1,929	(294)	(15)%
Acquisitions	73	43	30	NM
Total as reported	1,708	1,972	(264)	(13)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$9.0	$4.9	$4.1	84%
Gross profit	$2.2	$2.4	$(0.2)	(8)%
Unit sales	777	837	(60)	(7)%
Revenue per unit	$11,568	$5,807	$5,761	99%
Gross profit per unit	$2,798	$2,833	$(35)	(1)%
Gross profit as a % of revenue	24.2%	48.8%	(2,460)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$17.6	$17.1	$0.5	3%
Gross profit	$4.3	$4.7	$(0.4)	(9)%
Unit sales	1,708	1,972	(264)	(13)%
Revenue per unit	$10,332	$8,683	$1,649	19%
Gross profit per unit	$2,537	$2,407	$130	5%
Gross profit as a % of revenue	24.6%	27.7%	(310)	bps
Our Powersports Segment same store retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$9.0	$4.9	$4.1	84%
Gross profit	$2.2	$2.4	$(0.2)	(8)%
Unit sales	777	837	(60)	(7)%
Revenue per unit	$11,568	$5,807	$5,761	99%
Gross profit per unit	$2,798	$2,833	$(35)	(1)%
Gross profit as a % of revenue	24.2%	48.8%	(2,460)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$17.0	$16.6	$0.4	2%
Gross profit	$4.2	$4.6	$(0.4)	(9)%
Unit sales	1,635	1,929	(294)	(15)%
Revenue per unit	$10,413	$8,622	$1,791	21%
Gross profit per unit	$2,556	$2,397	$159	7%
Gross profit as a % of revenue	24.5%	27.8%	(330)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Powersports Segment Retail Used Vehicles – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Retail used vehicle revenue increased 84%, due primarily to a 99% increase in retail used vehicle average selling prices, partially offset by a 7% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $0.2 million, or 8%, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $35 per unit, or 1%, to $2,798 per unit.
Same Store Powersports Segment Retail Used Vehicles – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Retail used vehicle revenue increased 2%, due primarily to a 21% increase in retail used vehicle average selling prices, partially offset by a 15% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $0.4 million, or 9%, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit increased $159 per unit, or 7%, to $2,556 per unit.
Wholesale Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$1.1	$1.3	$(0.2)	(15)%
Acquisitions	—	—	—	NM
Total as reported	$1.1	$1.3	$(0.2)	(15)%

Total wholesale vehicle gross profit (loss):
Same store	$(0.1)	$(0.1)	$—	—%
Acquisitions	—	—	—	NM
Total as reported	$(0.1)	$(0.1)	$—	—%

Total wholesale vehicle unit sales:
Same store	99	93	6	6%
Acquisitions	—	—	—	NM
Total as reported	99	93	6	6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$2.2	$1.8	$0.4	22%
Acquisitions	0.1	0.1	—	—%
Total as reported	$2.3	$1.9	$0.4	21%

Total wholesale vehicle gross profit (loss):
Same store	$(0.3)	$(0.1)	$(0.2)	(200)%
Acquisitions	0.1	0.1	—	—%
Total as reported	$(0.2)	$—	$(0.2)	(100)%

Total wholesale vehicle unit sales:
Same store	127	149	(22)	(15)%
Acquisitions	3	1	2	NM
Total as reported	130	150	(20)	(13)%
NM = Not Meaningful
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$1.1	$1.3	$(0.2)	(15)%
Gross profit (loss)	$(0.1)	$(0.1)	$—	—%
Unit sales	99	93	6	6%
Revenue per unit	$10,575	$14,282	$(3,707)	(26)%
Gross profit (loss) per unit	$(1,444)	$(188)	$(1,256)	(668)%
Gross profit (loss) as a % of revenue	(13.7)%	(1.3)%	(1,240)	bps

	Nine months ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$2.3	$1.9	$0.4	21%
Gross profit (loss)	$(0.2)	$—	$(0.2)	(100)%
Unit sales	130	150	(20)	(13)%
Revenue per unit	$17,067	$12,157	$4,910	40%
Gross profit (loss) per unit	$(1,791)	$(344)	$(1,447)	(421)%
Gross profit (loss) as a % of revenue	(10.5)%	(2.8)%	(770)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$1.1	$1.3	$(0.2)	(15)%
Gross profit (loss)	$(0.1)	$(0.1)	$—	—%
Unit sales	99	93	6	6%
Revenue per unit	$10,575	$14,282	$(3,707)	(26)%
Gross profit (loss) per unit	$(1,444)	$(188)	$(1,256)	(668)%
Gross profit (loss) as a % of revenue	(13.7)%	(1.3)%	(1,240)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$2.2	$1.8	$0.4	22%
Gross profit (loss)	$(0.3)	$(0.1)	$(0.2)	(200)%
Unit sales	127	149	(22)	(15)%
Revenue per unit	$17,402	$12,229	$5,173	42%
Gross profit (loss) per unit	$(1,834)	$(346)	$(1,488)	(430)%
Gross profit (loss) as a % of revenue	(10.5)%	(2.8)%	(770)	bps
Same Store Powersports Segment Wholesale Vehicles – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Same store wholesale vehicle revenue decreased approximately $0.2 million, due to lower wholesale vehicle average selling prices. Same store wholesale vehicle gross loss remained flat.
Same Store Powersports Segment Wholesale Vehicles – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Same store wholesale vehicle revenue increased approximately $0.4 million, due to higher wholesale vehicle average selling prices. Same store wholesale vehicle gross profit loss increased approximately $0.2 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$20.1	$21.6	$(1.5)	(7)%
Acquisitions	—	—	—	NM
Total as reported	$20.1	$21.6	$(1.5)	(7)%

Total Fixed Operations gross profit:
Same store	$9.2	$10.2	$(1.0)	(10)%
Acquisitions	—	—	—	NM
Total as reported	$9.2	$10.2	$(1.0)	(10)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$35.9	$38.3	$(2.4)	(6.3)%
Acquisitions	0.7	0.3	0.4	133.3%
Total as reported	$36.6	$38.6	$(2.0)	(5.2)%

Total Fixed Operations gross profit:
Same store	$16.7	$18.3	$(1.6)	(8.7)%
Acquisitions	0.3	0.2	0.1	50.0%
Total as reported	$17.0	$18.5	$(1.5)	(8.1)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$2.8	$4.5	$(1.7)	(38)%
Warranty	1.1	0.5	0.6	120%
Wholesale parts	0.3	0.2	0.1	50%
Internal, sublet and other	15.9	16.4	(0.5)	(3)%
Total revenue	$20.1	$21.6	$(1.5)	(7)%

Gross profit
Customer pay	$1.3	$2.7	$(1.4)	(52)%
Warranty	0.8	0.3	0.5	167%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	7.0	7.2	(0.2)	(3)%
Total gross profit	$9.2	$10.2	$(1.0)	(10)%

Gross profit as a % of revenue
Customer pay	44.8%	59.7%	(1,490)	bps
Warranty	73.9%	56.5%	1,740	bps
Wholesale parts	33.7%	15.3%	1,840	bps
Internal, sublet and other	44.3%	43.9%	40	bps
Total gross profit as a % of revenue	45.9%	47.1%	(120)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$6.4	$10.5	$(4.1)	(39)%
Warranty	2.8	1.3	1.5	115%
Wholesale parts	0.7	0.5	0.2	40%
Internal, sublet and other	26.7	26.3	0.4	2%
Total revenue	$36.6	$38.6	$(2.0)	(5)%

Gross profit
Customer pay	$2.3	$6.0	$(3.7)	(62)%
Warranty	2.2	0.7	1.5	214%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	12.3	11.7	0.6	5%
Total gross profit	$17.0	$18.5	$(1.5)	(8)%

Gross profit as a % of revenue
Customer pay	35.5%	56.6%	(2,110)	bps
Warranty	78.6%	58.2%	2,040	bps
Wholesale parts	28.3%	17.9%	1,040	bps
Internal, sublet and other	46.1%	44.5%	160	bps
Total gross profit as a % of revenue	46.4%	47.8%	(140)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$2.8	$4.5	$(1.7)	(38)%
Warranty	1.1	0.5	0.6	120%
Wholesale parts	0.3	0.2	0.1	50%
Internal, sublet and other	15.9	16.4	(0.5)	(3)%
Total revenue	$20.1	$21.6	$(1.5)	(7)%

Gross profit
Customer pay	$1.3	$2.7	$(1.4)	(52)%
Warranty	0.8	0.3	0.5	167%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	7.0	7.2	(0.2)	(3)%
Total gross profit	$9.2	$10.2	$(1.0)	(10)%

Gross profit as a % of revenue
Customer pay	44.8%	59.7%	(1,490)	bps
Warranty	73.9%	56.5%	1,740	bps
Wholesale parts	33.7%	15.3%	1,840	bps
Internal, sublet and other	44.0%	43.9%	10	bps
Total gross profit as a % of revenue	45.9%	47.1%	(120)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$6.2	$10.4	$(4.2)	(40)%
Warranty	2.8	1.3	1.5	115%
Wholesale parts	0.7	0.5	0.2	40%
Internal, sublet and other	26.2	26.1	0.1	—%
Total revenue	$35.9	$38.3	$(2.4)	(6)%

Gross profit
Customer pay	$2.2	$5.9	$(3.7)	(63)%
Warranty	2.2	0.7	1.5	214%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	12.1	11.6	0.5	4%
Total gross profit	$16.7	$18.3	$(1.6)	(9)%

Gross profit as a % of revenue
Customer pay	34.9%	56.6%	(2,170)	bps
Warranty	78.6%	58.2%	2,040	bps
Wholesale parts	28.3%	17.9%	1,040	bps
Internal, sublet and other	46.2%	44.4%	180	bps
Total gross profit as a % of revenue	46.4%	47.8%	(140)	bps
Same Store Powersports Segment Fixed Operations – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Same store Fixed Operations revenue decreased approximately $1.5 million, or 7%, and same store Fixed Operations gross profit decreased approximately $1.0 million, or 10%, primarily due to lower parts and accessories volume and higher inventory costs of parts and accessories. Customer pay revenue decreased approximately $1.7 million, or 38%, and customer pay gross profit decreased approximately $1.4 million, or 52%. Warranty revenue increased approximately $0.6 million, or 120%, and warranty gross profit increased approximately $0.5 million, or 167%. Wholesale parts revenue increased approximately $0.1 million, or 50%, and wholesale parts gross profit increased approximately $0.1 million, or 100%. Internal, sublet and other revenue decreased approximately $0.5 million, or 3%, and internal, sublet and other gross profit decreased approximately $0.2 million, or 3%.
Same Store Powersports Segment Fixed Operations – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Same store Fixed Operations revenue decreased approximately $2.4 million, or 6%, and same store Fixed Operations gross profit decreased approximately $1.6 million, or 9%, primarily due to lower parts and accessories volume and higher inventory costs of parts and accessories. Customer pay revenue decreased approximately $4.2 million, or 40%, and customer pay gross profit decreased approximately $3.7 million, or 63%. Warranty revenue increased approximately $1.5 million, or 115%, and warranty gross profit increased approximately $1.5 million, or 214%. Wholesale parts revenue increased approximately $0.2 million, or 40%, and wholesale parts gross profit increased approximately $0.1 million, or 100%. Internal, sublet and other revenue increased approximately $0.1 million and internal, sublet and other gross profit increased approximately $0.5 million, or 4%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$2.3	$2.4	$(0.1)	(4)%
Acquisitions	—	—	—	NM
Total as reported	$2.3	$2.4	$(0.1)	(4.2)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,136	$1,075	$61	6%
Reported	$1,136	$1,075	$61	6%

Total combined retail new and used vehicle unit sales:
Same store	2,043	2,228	(185)	(8)%
Acquisitions	—	—	—	NM
Total as reported	2,043	2,228	(185)	(8)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$5.7	$5.9	$(0.2)	(3)%
Acquisitions	0.1	—	0.1	NM
Total as reported	$5.8	$5.9	$(0.1)	(1.7)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,163	$1,007	$156	15%
Reported	$1,157	$1,006	$151	15%

Total combined retail new and used vehicle unit sales:
Same store	4,922	5,816	(894)	(15)%
Acquisitions	90	50	40	NM
Total as reported	5,012	5,866	(854)	(15)%
NM = Not Meaningful

Our Powersports Segment reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$2.3	$2.4	$(0.1)	(4)%
Total combined retail new and used vehicle unit sales	2,043	2,228	(185)	(8)%
Gross profit per retail unit (excludes fleet)	$1,136	$1,075	$61	6%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$5.8	$5.9	$(0.1)	(2)%
Total combined retail new and used vehicle unit sales	5,012	5,866	(854)	(15)%
Gross profit per retail unit (excludes fleet)	$1,157	$1,006	$151	15%

Our Powersports Segment same store F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$2.3	$2.4	$(0.1)	(4)%
Total combined retail new and used vehicle unit sales	2,043	2,228	(185)	(8)%
Gross profit per retail unit (excludes fleet)	$1,136	$1,075	$61	6%

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$5.7	$5.9	$(0.2)	(3)%
Total combined retail new and used vehicle unit sales	4,922	5,816	(894)	(15)%
Gross profit per retail unit (excludes fleet)	$1,163	$1,007	$156	15%
Same Store Powersports Segment F&I – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Same store F&I revenue decreased 4%, due primarily to a decrease in total combined retail new and used vehicle unit sales volume, offset partially by an increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $61 per unit, or 6%, to $1,136 per unit, due primarily to an increase in gross profit per finance, service and other aftermarket contracts.
Same store finance contract revenue decreased 4%, due primarily to an 11% decrease in combined new and used vehicle finance contract volume and a 110-basis point decrease in the combined new and used vehicle finance contract penetration rate, offset partially by an 8% increase in gross profit per finance contract. Service contract revenue decreased 9%, due primarily to a 360-basis point decrease in the service contract penetration rate and a 23% decrease in retail new and used vehicle service contract unit sales volume, offset partially by an 18% increase in gross profit per service contract. Other aftermarket contract revenue increased 17%, due primarily to a 32% increase in gross profit per other aftermarket contract and a 91-basis point increase in the other aftermarket contract penetration rate, offset partially by an 11% decrease in other aftermarket contract volume.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Powersports Segment F&I – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Same store F&I revenue decreased approximately $0.2 million, or 3%, primarily due to a 15% decrease in total combined retail new and used vehicle unit sales volume, offset by a 15% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $156 per unit, or 15%, to $1,163 per unit, primarily due to an increase in the finance and service contract penetration rates.
Same store finance contract revenue decreased 12%, primarily due to a 13% decrease in retail new and used vehicle unit sales volume, offset partially by a 140-basis point increase in the combined new and used vehicle finance contract penetration rate. Service contract revenue decreased 3%, primarily due to a 14% decrease in retail new and used vehicle service contract unit sales volume, offset partially by a 13% increase in gross profit per service contract and a 30-basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 12%, driven primarily by a 37% increase in gross profit per other aftermarket contract, offset partially by a 158-basis point decrease in the other aftermarket contract penetration rate and a 19% decrease in retail new and used vehicle unit sales volume.
Segment Results Summary
In the following tables of financial data, total segment income (loss) (defined as income (loss) before taxes and impairment charges for each reportable segment) of the reportable segments is reconciled to consolidated income (loss) before taxes and impairment charges. See above for tables and discussion of results by reportable segment. Due to rounding, segment level financial data may not sum to consolidated results.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,539.9	$1,546.7	$(6.8)	—%
Fleet new vehicles	22.2	23.2	(1.0)	(4)%
Total new vehicles	1,562.1	1,569.9	(7.8)	—%
Used vehicles	701.4	780.7	(79.3)	(10)%
Wholesale vehicles	42.4	51.4	(9.0)	(18)%
Parts, service and collision repair	458.9	431.8	27.1	6%
Finance, insurance and other, net	122.4	126.0	(3.6)	(3)%
Franchised Dealerships Segment revenues	$2,887.2	$2,959.8	$(72.6)	(2)%

EchoPark Segment revenues:
Retail new vehicles	$—	$—	$—	—%
Used vehicles	470.3	554.8	(84.5)	(15)%
Wholesale vehicles	23.8	26.6	(2.8)	(11)%
Finance, insurance and other, net	50.8	45.3	5.5	12%
EchoPark Segment revenues	$544.9	$626.7	$(81.8)	(13)%

Powersports Segment revenues:
Retail new vehicles	$26.9	$26.8	$0.1	—%
Used vehicles	9.0	4.9	4.1	84%
Wholesale vehicles	1.1	1.3	(0.2)	(15)%
Parts, service and collision repair	20.1	21.6	(1.5)	(7)%
Finance, insurance and other, net	2.3	2.4	(0.1)	(4)%
Powersports Segment revenues	$59.4	$57.0	$2.4	4%

Total consolidated revenues	$3,491.5	$3,643.5	$(152.0)	(4)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$51.6	$101.5	$(49.9)	(49)%
EchoPark Segment (3)	5.2	(16.9)	22.1	131%
Powersports Segment	4.0	6.6	(2.6)	(39)%
Total segment income	$60.8	$91.2	$(30.4)	(33)%
Impairment charges (4)	—	—	—	—%
Income before taxes	$60.8	$91.2	$(30.4)	(33)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	52,331	52,410	(79)	—%
EchoPark Segment	17,757	19,050	(1,293)	(7)%
Powersports Segment	2,043	2,228	(185)	(8)%
Total retail new and used vehicle unit sales volume	72,131	73,688	(1,557)	(2)%

(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended September 30, 2024, amount includes approximately $1.8 million of pre-tax charges related to excess compensation related to the CDK outage and approximately $1.5 million of pre-tax charges related to storm damage.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3)For the three months ended September 30, 2024, amount includes approximately $2.3 million of pre-tax gain on acquisitions and dispositions. For the three months ended September 30, 2023, amount includes approximately $0.9 million of pre-tax charges for long-term compensation expense and approximately $3.9 million of pre-tax lease exit charges.
(4)There were no impairment charges for the three months ended September 30, 2024 nor the three months ended September 30, 2023.

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$4,510.8	$4,550.9	$(40.1)	(1)%
Fleet new vehicles	68.0	70.4	(2.4)	(3)%
Total new vehicles	4,578.8	4,621.3	(42.5)	(1)%
Used vehicles	2,162.8	2,322.8	(160.0)	(7)%
Wholesale vehicles	139.1	165.3	(26.2)	(16)%
Parts, service and collision repair	1,333.2	1,289.0	44.2	3%
Finance, insurance and other, net	366.3	375.4	(9.1)	(2)%
Franchised Dealerships Segment revenues	$8,580.2	$8,773.8	$(193.6)	(2)%

EchoPark Segment revenues:
Retail new vehicles	$—	$1.0	$(1.0)	(100)%
Used vehicles	1,402.0	1,651.3	(249.3)	(15)%
Wholesale vehicles	74.4	89.1	(14.7)	(16)%
Finance, insurance and other, net	145.2	136.4	8.8	6%
EchoPark Segment revenues	$1,621.6	$1,877.8	$(256.2)	(14)%

Powersports Segment revenues:
Retail new vehicles	$64.4	$72.5	$(8.1)	(11)%
Used vehicles	17.6	17.1	0.5	3%
Wholesale vehicles	2.3	1.9	0.4	21%
Parts, service and collision repair	36.6	38.6	(2.0)	(5)%
Finance, insurance and other, net	5.8	5.9	(0.1)	(2)%
Powersports Segment revenues	$126.7	$136.0	$(9.3)	(7)%

Total consolidated revenues	$10,328.5	$10,787.6	$(459.1)	(4)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$168.0	$357.2	$(189.2)	(53)%
EchoPark Segment (3)	6.1	(116.5)	122.6	105%
Powersports Segment	2.3	9.2	(6.9)	(75)%
Total segment income	$176.4	$249.9	$(73.5)	(29)%
Impairment charges (4)	(2.4)	(62.6)	60.2	96%
Income before taxes	$174.0	$187.3	$(13.3)	(7)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	155,474	154,611	863	1%
EchoPark Segment	52,379	56,125	(3,746)	(7)%
Powersports Segment	5,012	5,866	(854)	(15)%
Total retail new and used vehicle unit sales volume	212,865	216,602	(3,737)	(2)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the nine months ended September 30, 2024, amount includes approximately $13.0 million of pre-tax charges related to excess compensation related to the CDK outage, approximately $5.1 million of pre-tax charges related to storm damage, approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense, and approximately $1.0 million of pre-tax impairment charges related to property and equipment. For the nine months ended September 30, 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to storm damage.
(3)For the nine months ended September 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $1.4 million of pre-tax impairment charges related to property and equipment, approximately $2.9 million of pre-tax gain on acquisitions and dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. For the nine months ended September 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property, approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, approximately $5.1 million of pre-tax charges for long-term compensation expense, approximately $4.3 million of pre-tax lease exit charges and approximately $0.3 million of pre-tax loss related to acquisitions and dispositions.
(4)For the nine months ended September 30, 2024, amount includes approximately $1.4 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.0 million of pre-tax property and equipment charges for the Franchised Dealerships Segment. For the nine months ended September 30, 2023, amount includes approximately $62.6 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$252.2	$256.0	$3.8	1%
Advertising	21.5	22.5	1.0	4%
Rent	8.9	11.7	2.8	24%
Other	109.5	119.4	9.9	8%
Total SG&A expenses	$392.1	$409.6	$17.5	4%

SG&A expenses as a % of gross profit:
Compensation	46.4%	44.0%	(240)	bps
Advertising	4.0%	3.9%	(10)	bps
Rent	1.6%	2.0%	40	bps
Other	20.1%	20.5%	40	bps
Total SG&A expenses as a % of gross profit	72.1%	70.4%	(170)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$750.3	$775.8	$25.5	3%
Advertising	65.5	71.4	5.9	8%
Rent	25.9	34.5	8.6	25%
Other	335.7	332.5	(3.2)	(1)%
Total SG&A expenses	$1,177.4	$1,214.2	$36.8	3%

SG&A expenses as a % of gross profit:
Compensation	46.3%	45.5%	(80)	bps
Advertising	4.0%	4.2%	20	bps
Rent	1.6%	2.0%	40	bps
Other	20.8%	19.5%	(130)	bps
Total SG&A expenses as a % of gross profit	72.7%	71.2%	(150)	bps
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Overall SG&A expenses decreased in dollar amount and increased as a percentage of gross profit, primarily due to lower other expenses and lower gross profit as a result of decreases in new vehicle gross profit per unit. Compensation expense decreased in dollar amount and increased as a percentage of gross profit, primarily due to the closure of stores in the EchoPark Segment. Advertising expense decreased in dollar amount and increased as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions, including higher inventory availability and lower new vehicle gross profit levels. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased and the closure of stores in the EchoPark Segment. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to lower information technology and maintenance expenses.
For the Franchised Dealerships Segment, SG&A expenses for the three months ended September 30, 2024 included approximately $1.8 million of pre-tax charges related to excess compensation related to the CDK outage and approximately $1.5 million of pre-tax charges related to storm damage. For the EchoPark Segment, SG&A expenses for the three months ended September 30, 2024 included approximately $2.3 million of pre-tax gain on real estate dispositions. For the EchoPark Segment, SG&A expenses for the three months ended September 30, 2023 included approximately $0.9 million of pre-tax charges for long-term compensation expense and approximately $3.9 million of pre-tax lease exit charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Overall SG&A expenses decreased in dollar amount and increased as a percentage of gross profit, primarily due to lower compensation expenses and lower gross profit as a result of decreases in new vehicle gross profit per unit. Compensation expense decreased in dollar amount and increased as a percentage of gross profit, primarily due to the closure of stores in the EchoPark Segment. Advertising expense decreased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to the current retail automotive environment and the closure of stores in the EchoPark Segment. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased and the closure of stores in the EchoPark Segment. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the $20.9 million gain on franchise disposals during the nine months ended September 30, 2023.
For the Franchised Dealerships Segment, SG&A expenses for the nine months ended September 30, 2024 included approximately $11.0 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $5.1 million of pre-tax charges related to storm damage, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense. For the Franchised Dealership Segment, SG&A expenses for the nine months ended September 30, 2023, included approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to storm damage. For the EchoPark Segment, SG&A expenses for the nine months ended September 30, 2024 included approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.9 million of pre-tax gain on real estate dispositions, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For the EchoPark Segment, SG&A expenses for the nine months ended September 30, 2023, included approximately $5.1 million of pre-tax charges for long-term compensation expense, approximately $4.3 million of pre-tax lease exit charges and approximately $0.3 million of pre-tax loss related to acquisitions and dispositions.
Impairment Charges – Consolidated
There were no impairment charges for the three months ended September 30, 2024. Impairment charges were approximately $2.4 million for the nine months ended September 30, 2024 and were related to pre-tax property and equipment charges for the EchoPark and Franchised Dealerships Segments. There were no impairment charges for the three months ended September 30, 2023. Impairment charges were approximately $62.6 million for the nine months ended September 30, 2023 and were related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decision to close 22 EchoPark locations during the second quarter of 2023.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $2.7 million, or 8%, and approximately $5.4 million, or 5%, during the three and nine months ended September 30, 2024, respectively, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark and powersports stores.
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
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Interest expense, floor plan for new vehicles increased approximately $8.1 million. The average interest rate applied to the new vehicle floor plan increased in the three months ended September 30, 2024, which increased the interest expense, floor plan for new vehicles by approximately $1.0 million. The average new vehicle floor plan notes payable balance increased approximately $483.8 million, which resulted in $7.1 million of the overall increase.
Interest expense, floor plan for used vehicles decreased approximately $2.5 million, including the effect of interest income earned on the floor plan deposit balance, which contributed to approximately $1.7 million of this decrease. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles decreased

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $0.8 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan decreased in the three months ended September 30, 2024, which caused no change. The average used vehicle floor plan notes payable balance decreased approximately $36.5 million, which reduced used vehicle floor plan interest expense by approximately $0.7 million.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Interest expense, floor plan for new vehicles increased approximately $23.2 million. The average interest rate applied to the new vehicle floor plan increased in the nine months ended September 30, 2024, resulting in $21.2 million of the overall increase. The average new vehicle floor plan notes payable balance increased approximately $49.3 million, which resulted in $2.0 million of the overall increase.
Interest expense, floor plan for used vehicles decreased approximately $6.6 million, including the effect of interest income earned on the floor plan deposit balance, which contributed to approximately $3.8 million of this decrease. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles decreased approximately $2.8 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan decreased in the nine months ended September 30, 2024, resulting in $2.9 million of the overall decrease. The average used vehicle floor plan notes payable balance increased approximately $4.3 million, which offset the overall decrease in used vehicle floor plan interest expense by approximately $0.1 million.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Stated/coupon interest	$23.3	$22.9	$(0.4)	(2)%
Deferred loan cost amortization	1.4	1.6	0.2	13%
Interest rate hedge expense (benefit)	0.1	0.2	0.1	50%
Capitalized interest	(0.7)	(0.5)	0.2	40%
Interest on finance lease liabilities	5.6	4.8	(0.8)	(17)%
Other interest	0.1	—	(0.1)	(100)%
Total interest expense, other, net	$29.8	$29.0	$(0.8)	(3)%

	Nine Months Ended September 30,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Stated/coupon interest	$68.5	$68.3	$(0.2)	—%
Deferred loan cost amortization	4.2	4.9	0.7	14%
Interest rate hedge expense (benefit)	0.3	0.9	0.6	67%
Capitalized interest	(2.2)	(1.6)	0.6	38%
Interest on finance lease liabilities	16.7	13.7	(3.0)	(22)%
Other interest	0.6	—	(0.6)	(100)%
Total interest expense, other, net	$88.1	$86.2	$(1.9)	(2)%

Interest expense, other, net increased approximately $0.8 million, or 3%, during the three months ended September 30, 2024 and increased approximately $1.9 million, or 2%, during the nine months ended September 30, 2024. These increases were primarily related to higher interest on finance lease liabilities as a result of a rising interest rate environment.
Income Taxes
The overall effective income tax rate was a benefit of 22.0% and expense of 9.6% for the three and nine months ended September 30, 2024, respectively, and 25.0% and 25.5% for the three and nine months ended September 30, 2023, respectively. Sonic’s effective income tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments. During three-month period ended September 30, 2024, Sonic recognized a $31.0 million discrete tax benefit related to tax benefits associated with the impairment of

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
franchise assets in 2022 resulting in a favorable rate impact of 51.0% and 17.8% respectively for the three and nine months ended September 30, 2024, respectively.
Liquidity and Capital Resources
We require cash to service debt, meet lease obligations, manage working capital requirements, make facility and other capital improvements, pay dividends on our common stock, finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected by business performance and could result in failure to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2024, we had approximately $320.2 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$17.6	$28.9
Floor plan deposit balance	400.0	345.0
Availability under the Revolving Credit Facility	321.1	298.6
Availability under the Mortgage Facility	95.0	173.0
Total available liquidity resources	$833.7	$845.5
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $400.0 million as of September 30, 2024 and $345.0 million as of December 31, 2023 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with: (1) certain manufacturer captive finance companies (classified as notes payable - floor plan - trade in the accompanying unaudited condensed consolidated balance sheets) and (2) a syndicate of manufacturer-affiliated captive finance companies and commercial banks (classified as notes payable - floor plan - non-trade in the accompanying unaudited condensed consolidated balance sheets). These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, as applicable. The weighted-average interest rate for our combined new and used vehicle floor plan facilities was 4.97% for both the three months ended September 30, 2024 and 2023, and 6.27% and 4.87% for the nine months ended September 30, 2024 and 2023, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rate for our combined new and used vehicle floor plan facilities was 6.43% and 6.41% for the three months ended September 30, 2024 and 2023, respectively, and 7.95% and 6.24% for the nine months ended September 30, 2024 and 2023, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $16.7 million and $14.7 million in manufacturer assistance in the three months ended September 30, 2024 and 2023, respectively, and approximately $45.7 million and $42.9 million in manufacturer assistance in the nine months ended September 30, 2024 and 2023, respectively. We recognized in cost of sales approximately $16.3 million and $14.5 million in manufacturer assistance in the three months ended September 30, 2024 and 2023, respectively, and

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $46.8 million and $42.3 million in manufacturer assistance in the nine months ended September 30, 2024 and 2023, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the nine months ended September 30, 2024 were approximately $145.9 million, including approximately $141.4 million related to our Franchised Dealerships Segment, approximately $0.8 million related to our EchoPark Segment and approximately $3.7 million related to our Powersports Segment. Of the total capital expenditures, approximately $91.1 million was related to facility construction projects, approximately $18.1 million was related to acquisitions of real estate (land and buildings) and approximately $36.7 million was for other fixed assets utilized in our operations.
All of the $145.9 million in gross capital expenditures in the nine months ended September 30, 2024 was funded through existing cash balances. As of September 30, 2024, commitments for facility construction projects totaled approximately $14.3 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended September 30, 2024, we did not repurchase any shares of our Class A Common Stock. During the nine months ended September 30, 2024, we repurchased approximately 0.5 million shares of our Class A Common Stock for approximately $27.1 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of September 30, 2024, our total remaining share repurchase authorization was approximately $259.6 million. Under the Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2024, we had approximately $320.2 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended September 30, 2024, our Board of Directors approved a cash dividend of $0.30 per share on all outstanding shares of Class A and Class B Common Stock as of September 13, 2024, which was paid on October 15, 2024. Subsequent to September 30, 2024, our Board of Directors approved a 16.7% increase in the quarterly cash dividend to $0.35 per share on all outstanding shares of Class A and Class B Common Stock as of December 13, 2024 to be paid on January 15, 2025. The Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2024, we had approximately $320.2 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the nine months ended September 30, 2024 was approximately $21.5 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities, offset partially by an increase in inventories and other assets. Net cash provided by operating activities in the nine months ended September 30, 2023 was approximately $104.2 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables, an increase in trade accounts payable and other liabilities and an increase in notes payable – floor plan – trade, offset partially by an increase in inventories.
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
Net cash provided by combined trade and non-trade floor plan financing was approximately $107.4 million in the nine months ended September 30, 2024. Net cash provided by combined trade and non-trade floor plan financing was approximately $159.8 million in the nine months ended September 30, 2023. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $121.1 million and $257.7 million in the nine months ended September 30, 2024 and 2023, respectively.
Cash Flows from Investing Activities – Net cash used in investing activities in the nine months ended September 30, 2024 was approximately $87.0 million. This use of cash was comprised primarily of the purchase of land, property and equipment, partially offset by the proceeds from the sale of land, property and equipment and the proceeds from the sales of dealerships. Net cash used in investing activities in the nine months ended September 30, 2023 was approximately $171.4 million. This use of cash was comprised primarily of the purchase of a powersports business (including real property), net of cash acquired, and the purchase of land, property and equipment, partially offset by the proceeds from the sale of four franchised dealerships.

Cash Flows from Financing Activities – Net cash provided by financing activities in the nine months ended September 30, 2024 was approximately $54.2 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade. Net cash used in financing activities in the nine months ended September 30, 2023 was approximately $127.4 million. This use of cash was comprised primarily of purchases of treasury stock and payments on long-term debt, offset partially by net borrowings on notes payable – floor plan – non-trade.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$74.2				$68.4
Provision for income taxes				(13.4)				22.8
Income (loss) before taxes	$51.6	$5.2	$4.0	$60.8	$101.5	$(16.9)	$6.6	$91.2
Non-floor plan interest (1)	27.1	0.7	0.6	28.4	26.2	0.7	0.4	27.3
Depreciation & amortization (2)	32.8	5.3	1.2	39.3	29.9	6.1	0.9	36.9
Stock-based compensation expense	5.5	—	—	5.5	6.7	—	—	6.7
Loss (gain) on exit of leased dealerships	—	—	—	—	—	3.9	—	3.9
Severance and long-term compensation charges	—	—	—	—	—	0.9	—	0.9
Excess compensation related to CDK outage	1.8	—	—	1.8	—	—	—	—
Acquisition and disposition related (gain) loss	—	(2.3)	—	(2.3)	0.2	0.1	—	0.3
Storm damage charges	1.5	—	—	1.5	—	—	—	—
Used vehicle inventory valuation adjustment	—	—	—	—	—	—	—	—
Adjusted EBITDA (3)	$120.3	$8.9	$5.8	$135.0	$164.5	$(5.2)	$7.9	$167.2
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$157.4				$139.5
Provision for income taxes				16.6				47.8
Income (loss) before taxes	$167.0	$4.7	$2.3	$174.0	$357.2	$(179.1)	$9.2	$187.3
Non-floor plan interest (1)	79.8	2.0	1.9	83.7	77.4	2.5	1.6	81.5
Depreciation & amortization (2)	95.8	16.3	3.1	115.2	87.6	20.4	2.4	110.4
Stock-based compensation expense	15.8	—	—	15.8	17.3	—	—	17.3
Loss (gain) on exit of leased dealerships	—	(3.0)	—	(3.0)	—	4.3	—	4.3
Impairment charges	1.0	1.4	—	2.4	—	62.6	—	62.6
Loss on debt extinguishment	0.6	—	—	0.6	—	—	—	—
Severance and long-term compensation charges	2.2	2.9	—	5.1	—	5.1	—	5.1
Excess compensation related to CDK outage	13.0	0.4	—	13.4	—	—	—	—
Acquisition and disposition related (gain) loss	(0.3)	(3.3)	—	(3.6)	(20.7)	0.3	—	(20.4)
Storm damage charges	5.1	—	—	5.1	1.9	—	—	1.9
Used vehicle inventory valuation adjustment	—	—	—	—	—	10.0	—	10.0
Closed store accrued expenses	—	2.1	—	2.1	—	—	—	—
Adjusted EBITDA (3)	$380.0	$23.5	$7.3	$410.8	$520.7	$(73.9)	$13.2	$460.0

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
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of September 30, 2024, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $4.7 million. Future sublease payments expected to be received related to these lease payments were approximately $4.6 million at September 30, 2024.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $8.7 million as of September 30, 2024 and $8.0 million as of December 31, 2023. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2024.
We also guarantee the floor plan commitments of our 50%-owned joint venture, and the amount of such guarantee at both September 30, 2024 and December 31, 2023 was approximately $4.3 million. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, the Revolving Credit Facility, the Mortgage Facility and our other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total net outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $1.9 billion at September 30, 2024. Based on that amount along with the notional value of interest rate caps in place on that date, a decrease of 100 basis points in the underlying interest rates would have reduced interest expense by approximately $14.3 million while a 100-basis point increase in rates would have resulted in approximately $10.2 million of additional interest expense for the nine months ended September 30, 2024. Of those changes, approximately $10.9 million of the decrease and approximately $6.9 million of the increase would have resulted from the floor plan, net of offset. The difference between the increases and decreases results from the mitigating effect of the interest rate caps.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced, and may again in the future experience, material negative impacts on our business and results of operations as a result of a cybersecurity incident. Specifically, on June 19, 2024, CDK, a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK. As a result, we experienced disruptions to the affected systems, which negatively impacted our ability to conduct sales, track inventory, coordinate business functions and otherwise efficiently execute our business operations. As a result of the CDK outage, our business and results of operations during the second and third fiscal quarters of 2024 were adversely affected.
Although we are working with CDK and other information technology vendors and taking steps to strengthen our systems infrastructure, there can be no assurance that we will not be affected by another cyberattack or other cybersecurity incident affecting our information systems, including those provided to us by third parties. We remain exposed to the risk of additional interruptions of service or loss of access to systems (including our internal or externally hosted business applications) supporting our critical business functions and processes, which may negatively affect our ability to deliver vehicles or complete transactions with customers; unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data; disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; additional costs and expenses; and damage to our reputation. Any cybersecurity breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, lost sales or damage to our reputation, and otherwise cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

SONIC AUTOMOTIVE, INC.

October 24, 2024	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

October 24, 2024	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer