Form 10-K
period 2024-12-31
SONIC AUTOMOTIVE INC
filed 2025-02-19
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________

FORM 10-K
___________________________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.1 billion based upon the closing sales price of the registrant’s Class A Common Stock on June 30, 2024 of $54.47 per share. The registrant has no non-voting common equity.
As of February 7, 2025, there were 21,692,669 shares of Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•challenges to the business model of our franchised dealerships from existing manufacturers and new technology-focused companies;
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
•obstacles that prevent the efficient acquisition and liquidation of used vehicle inventory;
•the number of new and used vehicles sold in the United States, including hybrid electric vehicles and battery electric vehicles, as compared to our expectations and the expectations of the market;
•our ability to generate sufficient cash flows or to obtain additional financing to fund our EchoPark operations, capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;
•our business and growth strategies, including, but not limited to, our EchoPark store operations and investment in new technologies;
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
•cybersecurity incidents and other disruptions to our information systems;
•changes in vehicle and parts import quotas, duties, tariffs or other restrictions, including supply shortages that could be caused by global political and economic factors or other supply chain disruptions;
•our ability to successfully make and integrate acquisitions;
•our ability to obtain debt on commercially favorable terms;
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

SONIC AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

SONIC AUTOMOTIVE, INC.
PART I
Item 1.  Business.
Sonic Automotive, Inc. was incorporated in Delaware in 1997. References to “Sonic,” the “Company,” “we,” “us” or “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries. We are one of the largest automotive retailers in the United States (the “U.S.”) (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2024: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2024, we operated 108 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment, and 15 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 133 new vehicle franchises (representing 25 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment operates in 10 states and the Powersports Segment operates in three states.
Reportable Segments
The Franchised Dealerships Segment provides comprehensive sales and services, including: (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of third-party financing, extended warranties, service contracts, insurance and other aftermarket products (collectively, “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges third-party F&I product sales for our guests in pre-owned vehicle specialty retail locations, and does not offer customer-facing Fixed Operations services. The Powersports Segment offers guests: (1) sales of both new and used powersports vehicles (such as motorcycles, personal watercraft and all-terrain vehicles); (2) Fixed Operations activities; and (3) third party F&I services. All three segments generally operate independently of one another, with the exception of certain shared back-office functions and corporate overhead costs.
The majority of our revenue is related to our Franchised Dealerships Segment. In 2024, Franchised Dealerships Segment revenue represented approximately 83.9% of total revenue (compared to 82.0% in 2023). In 2024, EchoPark Segment revenue represented approximately 15.0% of total revenue (compared to 16.9% in 2023). In 2024, Powersports Segment revenue represented approximately 1.1% of total revenue (compared to 1.1% in 2023). See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our three reportable segments.

SONIC AUTOMOTIVE, INC.
Our Business

The following charts depict the multiple sources of revenue and gross profit for the year ended December 31, 2024:
As of December 31, 2024, we operated in the following states:

Market	Number of Stores in Franchised Dealerships Segment	Number of Stores in EchoPark Segment	Number of Stores in Powersports Segment	Percent of 2024 Total Revenue
Texas	29	6	8	27.3%
California	18	1	—	23.8%
Colorado	7	3	—	8.4%
Tennessee	9	1	—	7.4%
Florida	9	—	—	5.5%
Alabama	7	1	—	4.6%
North Carolina	3	2	2	4.1%
Georgia	5	1	—	4.1%
Idaho	3	—	—	3.0%
Maryland	4	—	—	1.9%
Virginia	1	—	—	2.0%
Washington	—	—	—	0.1%
Nevada	2	1	—	1.8%
South Carolina	2	—	—	1.3%
Indiana	3	—	—	1.2%
Missouri	3	1	—	1.1%
New Mexico	1	—	—	0.7%
New York	1	—	—	0.3%
Arizona	—	1	—	0.5%
South Dakota	—	—	5	0.3%
Louisiana	1	—	—	—%
Disposed stores and holding companies	—	—	—	0.6%
Total	108	18	15	100.0%

SONIC AUTOMOTIVE, INC.
In the future, we expect to acquire dealerships and open new stores that we believe will strengthen our brand portfolio and divest dealerships or close stores that we believe will not yield acceptable returns over the long term. The retail automotive industry remains highly fragmented, and we believe that further consolidation may occur. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and integrate new dealership acquisitions. Our ability to complete acquisitions and open new stores in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our plans for the use of capital generated from operations.
Business Strategy
Maintain Diverse Revenue Streams. We have multiple revenue streams across our three operating segments. In addition to new automobile sales, our revenue sources include used automobile sales (including through our EchoPark Segment), which we believe are generally less sensitive to economic cycles, production challenges and other factors that may affect new automobile sales. Our Powersports Segment further diversifies our vehicle sales offerings to include motorcycles, personal watercraft and all-terrain vehicles. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and generally are not as sensitive to economic conditions as new or used vehicle sales. We also offer guests assistance in obtaining third-party financing and a range of automobile-related warranty, insurance and other aftermarket products.
Execute Our EchoPark Segment Strategy. We have developed a diversified business model by augmenting our manufacturer-franchised dealership operations with our EchoPark pre-owned vehicle specialty retail business. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs) and offers consumers a modern omnichannel guest experience and a wide selection of quality pre-owned vehicle inventory at low prices. Sales operations for EchoPark began in 2014, and, as of December 31, 2024, we operated 18 stores in the EchoPark Segment in 10 states. Under our current EchoPark long-term growth strategy, we plan to continue to enhance our nationwide EchoPark distribution network to reach 90% of the U.S. population at maturity.
Expand Our Omnichannel Capabilities. Automotive consumers have become increasingly comfortable using technology to research their vehicle buying alternatives, communicate with store personnel, and complete a portion or all of a vehicle purchase online. The internet presents a marketing, advertising and sales channel that we will continue to utilize to drive value for our stores and enhance the guest experience. Our existing platforms give us the ability to leverage new technology to integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our guests. These platforms also allow us to market all of our products and services to a national audience and, at the same time, support the local market penetration of our individual stores.
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
Optimize Our Capital Structure. As part of our cash management strategy, we periodically repurchase shares of our Class A Common Stock in open-market or structured transactions to maintain our targeted capital structure. In addition to allowing us to return capital to our stockholders, stock repurchases offset dilution caused by the exercise of stock options and the vesting of equity compensation awards. We regularly review repurchase activity and consider a number of factors in determining when to execute repurchases, including, but not limited to, historical and projected results of operations, the current economic environment and the market price of our Class A Common Stock. During 2024, we repurchased approximately 0.6 million shares of our Class A Common Stock for approximately $34.4 million. As of December 31, 2024, our total remaining share repurchase authorization was approximately $252.3 million.

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
Optimize Our Brand Portfolio. Our long-term growth and acquisition strategy is primarily focused on acquiring desirable businesses in markets that meet certain strategic criteria for population growth and vehicle registration rates, among other considerations including shifts in consumer preferences. A majority of our franchised dealerships are either luxury or mid-line import brands. For 2024, approximately 86% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which typically have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels than other brand categories. We actively evaluate acquisition opportunities and other strategic transactions that we believe will strengthen or diversify our brand portfolio.
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand	2024	2023	2022
Luxury:
BMW	25%	25%	26%
Mercedes	14%	14%	13%
Audi	5%	6%	6%
Lexus	5%	5%	5%
Land Rover	5%	4%	3%
Porsche	4%	4%	4%
Cadillac	2%	2%	2%
MINI	1%	1%	1%
Other luxury (1)	2%	2%	1%
Total Luxury	63%	63%	61%
Mid-line Import:
Honda	11%	10%	9%
Toyota	9%	9%	9%
Volkswagen	2%	2%	2%
Hyundai	1%	1%	1%
Other mid-line imports (2)	—%	1%	1%
Total Mid-line Import	23%	23%	22%
Domestic:
General Motors (3)	6%	6%	7%
Chrysler Dodge Jeep RAM	4%	4%	6%
Ford	4%	4%	4%
Total Domestic	14%	14%	17%
Total	100%	100%	100%
(1)Includes Alfa Romeo, Infiniti, Jaguar, Maserati and Volvo.
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
While in any individual period conditions may vary, historically we have acquired a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, in addition to third-party vehicle auctions. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental car companies. The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; lease return rates; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and automotive auctions. The supply of late-model used vehicles in 2024 continued to be affected by shortfalls in new vehicle manufacturing which occurred during the COVID-19 pandemic, which caused fewer vehicles to be manufactured in the affected years. According to industry sources, there were approximately 291.1 million light vehicles in operation in the U.S. as of December 31, 2024. During calendar year 2024, approximately 16.1 million new cars and 13.1 million used cars were sold at retail, many of which were accompanied by trade-ins that could then be resold as used vehicles.
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

Name	Age	Position(s) and Office(s) with Sonic
David Bruton Smith	50	Chairman and Chief Executive Officer
Jeff Dyke	57	President and Director
Heath R. Byrd	58	Executive Vice President and Chief Financial Officer
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
Human Capital Resources
As of December 31, 2024, we had approximately 10,800 employees, which we refer to as associates or teammates, with whom we strive to maintain good relationships, which benefit both our Company and our teammates. Approximately 230 of our associates, primarily service technicians in northern California, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.
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
Risks Related to the Retail Automotive Industry
Competition among automotive retailers and the use of the internet in automotive retail may reduce our profit margins on vehicle sales and related businesses.
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
During the COVID-19 pandemic, the gross profit per unit for new and used vehicles increased above historic levels due to shortages in the availability of new and used vehicle inventory. In recent years, gross profit per unit has normalized and, while remaining higher than historic levels before the COVID-19 pandemic, has trended downwards as inventory, particularly for new vehicles, has become more readily available. If gross profit per unit continues to decline, as we anticipate it will, it will adversely affect our business and results of operation.
Challenges to the business model of our franchised dealerships from existing automobile manufacturers and the effect of new companies entering into the automotive space may affect our ability to grow or maintain the business over the long term.
Large and well-capitalized technology-focused companies have continued to enter into the automotive space in recent years. Companies including, but not limited to, Alphabet Inc., Amazon.com, Inc., Apple Inc., Lucid Group, Inc., Lyft, Inc., Rivian Automotive, Inc., Tesla, Inc. and Uber Technologies, Inc. may challenge the existing automotive manufacturing, retail sales, maintenance and repair, and transportation models. For example, Tesla, Inc. has been challenging state dealer franchise laws in many states with mixed results, but it has achieved success with its direct-to-consumer new vehicle sales business model and its vehicles have been accepted by many consumers, even in states where dealer franchise laws appear to preclude such vehicle sales. In addition, other manufacturers whose new vehicles we sell have recently announced their intentions to implement an “agency” model of direct manufacturer to consumer sales in certain European markets. Although the long-term impact of the participation of vehicle manufacturers in direct sales is undetermined, these other large companies may continue to change consumers’ view on how automobiles should be manufactured, equipped, retailed, maintained and utilized in the future. Because these companies have the ability to connect with individual consumers easily through technology platforms, we may ultimately be at a competitive disadvantage in marketing, selling, financing and servicing vehicles. In addition, certain automobile manufacturers have expressed interest in or begun selling directly to customers. The franchised dealer’s participation in that potential future transaction type is unclear and our operations and financial results may be negatively impacted if the role of franchised dealers diminishes.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Our dealers depend upon new vehicle sales and, therefore, their success depends in large part upon consumer demand for and manufacturer supply of particular vehicles.
The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. New vehicle sales are the largest component of our total revenue and lead to sales of higher-margin products and services such as finance, insurance, vehicle protection products and other aftermarket products, and parts and service operations. Our new vehicle sales operations are comprised primarily of luxury and mid-line import brands, which exposes us to manufacturer concentration risks. Although our parts and service operations and used vehicle and powersports businesses may serve to offset some of this risk, changes in automobile manufacturers’ vehicle models and consumer demand for particular vehicles may have a material adverse effect on our business.
Our business is highly dependent on consumer demand and preferences, including with respect to new technologies such as alternative fuel vehicles. The inability of manufacturers to produce and supply such vehicles at levels consistent with the overall level of customer demand actually experienced could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations. In addition, events such as stop-sale orders, manufacturer safety recalls and negative publicity or legal proceedings related to these events may have a negative impact on the products we sell. If such events are significant, the profitability of our dealerships related to those manufacturers could be adversely affected and we could experience a material adverse effect on our overall results of operations, financial position and cash flows.
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
We obtain a significant percentage of our used vehicle inventory through our proprietary trade-in appraisal system as this sourcing outlet is generally more profitable and more convenient for our guests and potential guests. A significant portion of our used vehicle inventory is sourced through trade-ins for purchases of new vehicles, which, because of lower production levels during the COVID-19 pandemic, remain limited in supply. Accordingly, if we fail to make appraisal offers in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire used vehicle inventory and increase the risk of loss of business to our competitors. Loss of sale, involving trades and insufficient levels of inventory, could also force us to purchase a greater percentage of used vehicle inventory from third-party wholesale auctions, which is generally less profitable due to high bidding costs and additional costs associated with transporting the acquired used vehicles to our store locations. Our inability to source high-quality used vehicle inventory from third-party auctions could reduce the demand for our used vehicle inventory offerings. See “Increasing competition among automotive retailers and the use of the internet in automotive retail may reduce our profit margins on vehicle sales and related businesses” above in this “Item 1A. Risk Factors” for further discussion.
Used vehicle inventory is subject to depreciation risk. Accordingly, if we develop excess inventory, the inability to liquidate such inventory at prices that allow us to meet desirable profit margins or to recover our costs could have a material adverse effect on our results of operations.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Our business is dependent on global economies and supply chains that could be adversely affected by natural and man-made disasters, including the effects of pandemics like the COVID-19 pandemic.
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
A significant portion of vehicle buyers finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In 2024, sustained high consumer retail automotive lending rates negatively impacted finance and insurance product penetration rates and the negative impact to affordability reduced new and used retail unit volumes industry-wide. In the event that interest rates remain at elevated levels or rise further, lenders tighten their credit standards, or there is a decline in the availability of credit in the consumer lending market, the costs of financing could influence consumer buying decisions and the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, revenues and profitability.
Our business may be adversely affected by tariffs, import product restrictions and foreign trade risks that may impair our ability to sell the products that we offer profitably.
A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the U.S. As a result, our operations are subject to risks of importing merchandise, including in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, fluctuations in the relative values of currencies, work stoppages, supply chain disruptions or production delays, inflation, increases in interest rates, and general political and socioeconomic conditions in other countries. In addition, armed conflict and increased international political or economic instability, including the escalation of trade tensions, may cause disruptions to foreign and domestic supply chains and manufacturing operations—including as a result of economic sanctions imposed by the U.S.—or result in price increases that adversely impact automotive manufacturers or our new vehicle business. In February 2025, the U.S. government announced the imposition of tariffs on imports from Canada, Mexico and China. Subsequently, the U.S. agreed to pause the implementation of the tariffs on imports from Canada and Mexico and the extent to which these or similar tariffs will take effect remains uncertain. The U.S. or the countries from which our products are imported may, in the future, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect affordability to consumers of certain new vehicles and reduce demand for certain vehicle makes and models.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
In December 2023, the U.S. Federal Trade Commission announced the Combating Auto Retail Scams Final Rule (the “CARS Rule”), which prohibits certain sales and marketing practices and establishes new disclosure and record-keeping requirements for dealers. Originally set to be effective on July 30, 2024, the CARS Rule has been stayed, pending resolution of legal challenges to the rule. If the CARS Rule were to become effective, it may impose additional administrative burdens, increased liability and compliance costs and reduce our revenue through slowing or limiting our ability to close retail sales which would have an adverse effect on our business and results of operation.
Changes in consumer demand toward fuel-efficient plug-in hybrid electric vehicles and battery electric vehicles, and resulting shifts by manufacturers to meet demand, could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.
Variability in consumer behavior, volatile fuel prices and the availability of manufacturer initiatives and federal and state tax credits and incentives to increase the use of fuel-efficient and electric vehicles have affected and may continue to affect consumer preferences for new and used vehicles. Manufacturers have also increased production focus on the manufacture of fuel-efficient plug-in hybrid electric vehicles (“PHEVs”) and battery electric vehicles (“BEVs”). The rate at which our customers will demand such vehicles, as well as the ability of manufacturers to accurately predict and meet such demand, is dependent on various factors. Recently, the supply of BEVs has exceeded actual demand, which has resulted in rising inventory levels. The inability of manufacturers to produce such vehicles at levels consistent with the overall level of customer demand actually experienced, or our inability to tailor our inventory levels and sales practices to meet fluctuations in demand for these vehicles, could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Risks Related to Our Growth Strategy
Our investment in new business strategies, services and technologies is inherently risky and could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.
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
The amount of capital presently available to us is limited to the liquidity available under our existing debt agreements and cash flows generated through operating activities. Pursuant to the Credit Facilities (as defined below), we are restricted from making dealership acquisitions without lender consent in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts. Our ability to obtain additional sources of financing may be limited by the fact that substantially all of the assets of our dealerships are pledged to secure the indebtedness under the Credit Facilities and the Silo Floor Plan Facilities (as defined below). These pledges may impede our ability to borrow from other sources. The pace and scale of the growth of our EchoPark and powersports businesses may be limited in the event other sources of capital are unavailable.
In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory under the Floor Plan Facilities (as defined below) or the Silo Floor Plan Facilities (collectively, “Floor Plan Financing”). Floor Plan Financing arrangements allow us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain Floor Plan Financing or obtain consents to assume existing floor plan notes payable in connection with our acquisition of dealerships. In the event that we are unable to obtain such financing, our ability to complete dealership acquisitions could be limited.
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

SONIC AUTOMOTIVE, INC.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For 2024, approximately 15.9% of our Fixed Operations revenues was for work covered by manufacturer warranties and complimentary maintenance programs. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty repair work, our Fixed Operations revenues and margins could be adversely affected.
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
Events such as stop-sale orders, labor strikes or other disruptions in production, including those caused by natural disasters, which may adversely affect a manufacturer may also adversely affect us. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled due to supply chain disruptions or other delays, which may occur during critical periods of new product introductions, could limit sales of those vehicles during those periods. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public perception may adversely affect our ability to sell their automobiles and, as a result, significantly and detrimentally affect our business and results of operations.
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
As of December 31, 2024, our total outstanding indebtedness was approximately $3.5 billion, which includes floor plan notes payable, long-term debt and short-term debt.
We have up to $350.0 million of maximum borrowing availability under an amended and restated syndicated revolving credit facility (the “Revolving Credit Facility”) and up to $2.6 billion of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”). As of December 31, 2024, we had approximately $338.5 million available for additional borrowings under the Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors, including eligible asset balances. We are able to borrow under the Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated captive finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as the Floor Plan Facilities. As of December 31, 2024, we had approximately $120.0 million of total remaining availability under our delayed draw-term loan credit agreement entered into in November 2019 (the "Mortgage Facility") based on the borrowing base calculation which varies in borrowing limit based on the appraised value of the collateral underlying the Mortgage Facility. In addition, our 4.625% Senior Notes due 2029 (the “4.625% Notes”), our 4.875% Senior Notes due 2031 (the “4.875% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
A significant number of our dealership properties are subject to long-term operating lease arrangements that commonly have initial terms of 10 to 20 years with renewal options generally ranging from five to 10 years. Many of these operating leases require compliance with financial and operating covenants similar to those under the Credit Facilities and require monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements.
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
The instruments that govern our long-term indebtedness contain certain provisions that may cause all or a substantial portion of the outstanding principal amount of our indebtedness to become immediately due and payable. The Credit Facilities, the Mortgage Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a cross default and acceleration of our repayment obligations under the other agreements or prevent us from borrowing under such other agreements. If a default or cross default were to occur, we may not be able to pay our debts or to borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations because of acceleration and cross-default provisions and the value of our common stock would be materially adversely affected. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements.
Moreover, many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2025 to 2033. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates.
In addition, upon the occurrence of a change of control (as defined in the indentures governing the 4.625% Notes and the 4.875% Notes), holders of such notes will have the right to require us to purchase all or any part of such holders’ notes at an applicable premium. The events that constitute a change of control under the indentures governing the 4.625% Notes and the 4.875% Notes may also constitute a default under the Credit Facilities and the Mortgage Facility. The agreements or instruments governing any future debt that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event.
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
To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future may enter into, certain derivative instruments (or hedging agreements). As of December 31, 2024, we had interest rate cap agreements related to a portion of our Secured Overnight Financing Rate (“SOFR”)-based variable rate debt to limit our exposure to rising interest rates. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of our interest rate exposure as management determines is in our best interest based on potential volatility and the cost of such hedging transactions.
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

SONIC AUTOMOTIVE, INC.
RISK FACTORS

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
Our business is heavily dependent on consumer demand and preferences. Retail new vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. In recent years, we experienced an imbalance between consumer demand for new vehicles and available supply of new vehicle inventory due to supply chain disruptions and manufacturing delays. However, vehicle availability has largely recovered, and as inventory levels build, profit margins may be adversely affected. Retail vehicle sales cycles are often correlated with changes in overall economic conditions, consumer confidence, the level of discretionary personal income and credit availability. Deterioration in any of these conditions from current levels may have a material adverse effect on our retail business, particularly sales of new and used automobiles. Recently, the U.S. economy experienced elevated levels of inflation, heightened interest rates and volatile gasoline prices, which, combined with higher vehicle prices, have created affordability challenges for our consumers. In the event that the cost to consumers remains elevated, or increases further, consumers may be less willing to purchase vehicles. In addition, our business may be adversely affected by isolated unfavorable conditions or events in our local markets. Due to the provisions and terms contained in our franchise or dealer agreements or operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties, if permitted at all. In addition, severe or sustained changes in gasoline prices or overall shifts in consumer sentiment toward alternative fuel vehicles may lead to a shift in consumer buying patterns. Availability of preferred models may not exist in sufficient quantities to satisfy consumer demand and allow our stores to meet sales expectations.

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
We have invested in internal and external business applications to execute our strategy of employing technology to benefit our business. In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. Moreover, we utilize third-party software, systems and services to support critical dealership operations. The frequency and severity of cybersecurity incidents has increased in recent years and adversely impacted organizations of varying sizes. Although we have attempted to mitigate the cybersecurity risk of both our internal and outsourced functions by implementing various cybersecurity controls, an internal framework for the oversight of cybersecurity risks and other security measures, specifically as described in “Item 1C. Cybersecurity,” our information technology and infrastructure, including the systems that are provided to us by third-parties, have been, and may in the future be, vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions.
We have experienced, and may again in the future experience, material negative impacts on our business and results of operations as a result of a cybersecurity incident. Specifically, on June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK (the “CDK outage”). As a result, we experienced disruptions to the affected systems, which negatively impacted our ability to conduct sales, track inventory, coordinate business functions and otherwise efficiently execute our business operations. As a result of the CDK outage, our business and results of operations during the second and third fiscal quarters of 2024 were adversely affected.
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
Three of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended. Three of our dealership subsidiaries actively contribute to the AI Pension Plan under collective bargaining agreements with the IAM. These subsidiaries employ approximately 160 individuals, which constitutes less than 1% of our total workforce. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary had issued a certification that the AI Pension Plan was in critical status. In conjunction with the AI Pension Plan’s critical status, all participating employers were required to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2023, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2023, with the projected pension liability underfunded by approximately $1.0 billion and projected to become insolvent in the 2032 plan year. In July 2023, the Pension Benefit Guaranty Corporation approved an application by the AI Pension Plan for special financial assistance in the amount of approximately $1.1 billion to address the underfunded status of the plan. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Goodwill and other intangible assets are subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually on April 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill and other intangible assets more thoroughly under the heading “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A significant amount of our goodwill is related to our franchised dealerships reporting unit, and we have significant other intangible assets associated with acquisitions of franchised dealerships. If we determine that the amount of our goodwill or other intangible assets is impaired at any point in time, we are required to reduce the balances recorded on our balance sheet. If goodwill or other intangible assets are impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill or other intangible assets occurs. As of December 31, 2024, our balance sheet reflected a carrying amount of approximately $358.5 million in goodwill and approximately $430.3 million in other intangible assets, net.
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
We have experienced, and may in the future experience, whether directly or through our supply chain or other channels, cybersecurity incidents. Specifically, on June 19, 2024, CDK, a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK. As a result, we experienced disruptions to our dealer management system (the “DMS”), our customer relationship management system (the “CRM”) and other systems that support sales, inventory and accounting functions (collectively with the DMS and CRM the “Affected Systems”). On June 26, 2024, CDK began restoring access to certain of the Affected Systems. We performed internal risk assessments and data validation procedures on the Affected Systems, and beginning June 30, 2024, we resumed processing transactions in the DMS. As of July 31, 2024, we regained access to all of the Affected Systems, including the CRM and inventory management applications. As a result of the CDK outage, our business and results of operations during the second and third fiscal quarters of 2024 were adversely affected. Although we have been working with CDK and other information technology vendors and taking steps to strengthen our systems infrastructure, and our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that another cyber incident would not materially affect our business strategy, results of operations or financial condition. See “General Risk Factors” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Governance
Our Board of Directors is responsible for overseeing enterprise risk and has delegated the responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee. Our Vice President of Information Security provides periodic updates to the Audit Committee in order to assist the Audit Committee in understanding the implications of cybersecurity risks. The Audit Committee meets regularly to ensure a shared understanding of cybersecurity risks, to review new regulations or laws, and to provide guidance on complex risk issues.
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
We lease a significant number of the properties utilized by our dealership operations from affiliates of Capital Automotive Real Estate Services, Inc. and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for the Credit Facilities, the Mortgage Facility or other mortgage financing arrangements. We believe that our facilities are adequate for our current needs.
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
As of February 7, 2025, there were 21,692,669 shares of our Class A Common Stock and 12,029,375 shares of our Class B Common Stock outstanding. As of February 7, 2025, there were 545 record holders of the Class A Common Stock and two record holders of the Class B Common Stock. The closing stock price for the Class A Common Stock on February 7, 2025 was $72.97.
Our Board of Directors issued four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $1.25 per share, $1.16 per share and $1.03 per share for each of the years ended December 31, 2024, 2023 and 2022, respectively. Subsequent to December 31, 2024, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.35 per share for stockholders of record on March 14, 2025 to be paid on April 15, 2025. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and the heading “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of dividends and for a description of restrictions on the payment of dividends.
Issuer Purchases of Equity Securities
The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
October 2024	—	$—	—	$259.6
November 2024	123.5	$—	123.5	$252.3
December 2024	—	$—	—	$252.3
Total	123.5		123.5
(1) On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to December 31, 2024	(247.7)
Current remaining availability as of December 31, 2024	$252.3

SONIC AUTOMOTIVE, INC.
Item 6. [Reserved]

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. For comparison and discussion of our results of operations for the year ended December 31, 2023 (“2023”) to our results of operations for the year ended December 31, 2022 (“2022”), please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for 2023.
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
Unless otherwise noted, all discussion of increases or decreases are for the year ended December 31, 2024 (“2024”) compared to 2023. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2024: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2024, we operated 108 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment, and 15 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 133 new vehicle franchises (representing 25 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores operating in 10 states. The Powersports Segment consists of 11 franchises and four authorized retail outlets in three states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) unit sales volume was approximately 16.1 million vehicles in 2024, an increase of 4%, compared to approximately 15.5 million vehicles in 2023, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2025 new vehicle industry volume will be between 16.1 million vehicles (flat compared to 2024) and 16.5 million vehicles (an increase of 2% compared to 2024). The effects of interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2025 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR increased 3%, to approximately 13.1 million vehicles, in 2024, from approximately 12.7 million vehicles in 2023.
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
During the CDK outage, all of our dealerships remained open and operating, utilizing workaround solutions to minimize the disruption caused by the CDK outage. However, the lack of access to the Affected Systems disrupted the efficient execution of our dealership operations and affected our ability to manage inventory, track customer leads, deliver vehicles and complete transactions with customers in a typical transaction timeframe. Despite the workarounds employed by the Company, the CDK outage significantly impaired our ability to sell both new and used vehicles within both our Franchised Dealership and EchoPark Segments in the second and third fiscal quarters of 2024. The lower volume of vehicles sold as a result of the CDK outage also negatively impacted F&I revenue within both segments during these periods. Additionally, our Fixed Operations revenue within the Franchised Dealerships Segment was negatively impacted by the lack of access to certain systems used to process services during these periods. We estimate the disruption from the CDK outage negatively impacted reported income before taxes by approximately $47.2 million during 2024 which includes approximately $13.4 million in additional compensation expenses incurred as a result of the incident.
Impairment Charges
Impairment charges were approximately $3.9 million and $79.3 million in 2024 and 2023, respectively. Impairment charges for 2024 included approximately $2.7 million in the EchoPark Segment related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decisions to indefinitely suspend operations at certain EchoPark locations, and approximately $1.2 million of property and equipment impairment charges related to the Franchised Dealerships Segment. Impairment charges for 2023 included approximately $78.3 million in the EchoPark Segment related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decisions to indefinitely suspend operations at certain EchoPark locations, and approximately $1.0 million of property and equipment impairment charges related to the Franchised Dealerships Segment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2023 and 2024, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for 2024 compared to 2023. The following discussion is on a same store basis (which excludes results from disposed stores), except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Same store retail new vehicle revenue increased 4% in 2024, primarily driven by a 5% increase in retail new vehicle unit sales volume, offset partially by a 1% decrease in retail new vehicle average selling price. Retail new vehicle gross profit decreased 27% in 2024, due primarily to increased price competition resulting from higher levels of available inventory and higher cost of goods sold per unit, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,468 per unit, or 30%, to $3,387 per unit. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 46 days as of December 31, 2024, compared to 37 days as of December 31, 2023, as a result of increased manufacturer production levels and lower consumer demand resulting from affordability challenges.
Same store retail used vehicle revenue decreased 4% in 2024, driven by a 6% decrease in retail used vehicle average selling price, offset partially by a 2% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased 7% in 2024, primarily due to lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $154 per unit, or 9%, to $1,477 per unit in 2024, due primarily to higher inventory acquisition costs and lower selling prices due to increased price competition as a result of ongoing consumer affordability challenges, including the effect of higher interest rates. Same store wholesale vehicle gross profit (loss) worsened by approximately $2.0 million, to a gross loss of $4.3 million during 2024, due primarily to a $95 per unit, or 81%, increase in wholesale vehicle gross loss per unit as a result of changes in pricing and demand for vehicles at wholesale auction. We generally focus on maintaining used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 days as of December 31, 2024, compared to 29 days as of December 31, 2023.
Same store Fixed Operations revenue increased 6%, driven primarily by increased capacity as a result of additional technicians and higher parts and labor costs that were passed along to consumers, despite being negatively affected by the CDK outage. Fixed Operations gross profit increased 7% in 2024, driven primarily by higher warranty revenue contribution and higher warranty gross margin. Fixed Operations gross margin increased 70 basis points, to 50.4%, in 2024, driven primarily by an increase in warranty revenue contribution and higher warranty gross margin.
Same store F&I revenue increased 2% in 2024, driven by a 4% increase in combined new and used retail unit sales volume, offset partially by a decrease in F&I gross profit per unit. F&I gross profit per retail unit decreased $36 per unit, or 1%, to $2,377 per unit, in 2024, driven by changes in the mix of F&I products sold.
EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for 2024 compared to 2023. The following discussion is on a reported basis, except where otherwise noted as being on a same market basis. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition.
Reported total revenues decreased 13% in 2024, driven primarily by a 9% decrease in average retail used vehicle selling price and a 6% decrease in total vehicle unit sales volume (retail used vehicles and wholesale vehicles combined). Reported total gross profit increased 28% in 2024, primarily due to an $452 increase in retail used vehicle gross profit (loss) per unit and a $395 increase in F&I gross profit per unit, partially offset by the decrease in retail used vehicle unit sales volume.
Same market total revenues increased 4% in 2024, driven primarily by a 10% increase in retail used vehicle unit sales volume, offset partially by a 7% decrease in average selling price per used retail unit. Same market total gross profit increased 48% in 2024, driven primarily by a 271% increase in retail used vehicle gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported retail used vehicle revenue decreased 14%, due to a 9% decrease in average retail used vehicle unit selling prices and a 6% decrease in retail used vehicle unit sales volume. F&I revenue increased 9% in 2024, driven primarily by a 16% increase in F&I gross profit per retail unit. Reported combined retail used vehicle and F&I gross profit per unit increased $846 per unit, or 39%, to $3,029 per unit in 2024, primarily due to increases in F&I revenue.
Reported wholesale vehicle gross profit decreased approximately $2.2 million in 2024, primarily due to a 257% decrease in wholesale vehicle gross profit per unit. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported used vehicle inventory days’ supply in our EchoPark Segment was approximately 38 days as of December 31, 2024, as compared to 36 days as of December 31, 2023
Powersports Segment
Same store retail new vehicle revenue decreased 9% in 2024, primarily driven by a 14% decrease in retail new vehicle unit sales volume, offset partially by a 5% increase in retail new vehicle average selling price. Retail new vehicle gross profit decreased 33% in 2024, as a result of lower retail new vehicle unit sales volume and lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $743 per unit, 22%, to $2,687 per unit, due primarily to higher inventory invoice costs. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 178 days as of December 31, 2024, compared to 183 days as of December 31, 2023. We believe that the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality (typically the second and third quarters have more demand and lower days’ supply compared to the first and fourth quarters).
Reported retail new vehicle revenue decreased 7% in 2024, primarily driven by a 12% decrease in retail new vehicle unit sales volume, offset partially by a 6% increase in retail new vehicle average selling price. Retail new vehicle gross profit decreased 31% in 2024, as a result of lower retail new vehicle unit sales volume and lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $722 per unit, or 21%, to $2,713 per unit, due primarily to higher inventory invoice costs.
Same store used vehicle revenue increased 12% in 2024, primarily driven by a 17% increase in retail used vehicle average selling price. Retail used vehicle gross profit decreased 4% in 2024, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit increased $34 per unit, or 1%, to $2,420 per unit. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 115 days as of December 31, 2024, compared to 118 days as of December 31, 2023. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality (typically the second and third quarter has more demand and lower days’ supply compared to the first and fourth quarters).
Reported retail used vehicle revenue increased 14% in 2024, primarily driven by a 16% increase in retail used vehicle average selling price. Retail used vehicle gross profit decreased 2% in 2024, as a result of lower retail used vehicle unit sales volume. Retail used vehicle gross profit per unit increased $3 per unit, or flat, to $2,397 per unit.
Same store Fixed Operations revenue decreased 6% and Fixed Operations gross profit decreased 8% in 2024, driven primarily by lower repair order volume. Fixed Operations gross margin decreased 100 basis points to 46.0% in 2024, driven primarily by a decrease in customer pay revenue contribution and lower customer pay gross margin.
Reported Fixed Operations revenue decreased 4% and Fixed Operations gross profit decreased 6% in 2024, driven primarily by lower repair order volume. Fixed Operations gross margin decreased 100 basis points to 46.0% in 2024, driven primarily by a decrease in customer pay revenue contribution and lower customer pay gross margin.
Same store F&I revenue decreased 3% in 2024, driven primarily by an 11% decrease in combined retail new and used vehicle unit sales volume, offset partially by a 9% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $89 per unit, or 9%, to $1,106 per unit in 2024.
Reported F&I revenue decreased 1% in 2024, driven primarily by a 9% decrease in combined retail new and used vehicle unit sales volume, offset partially by a 7% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $75 per unit, or 7%, to $1,092 per unit in 2024.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of operations:

	Percentage of Total Revenues
	Year Ended December 31,
	2024	2023	2022
Revenues:
New vehicles	46.4%	44.5%	40.9%
Used vehicles	33.6%	36.3%	39.4%
Wholesale vehicles	2.0%	2.2%	3.5%
Parts, service and collision repair	13.0%	12.2%	11.4%
Finance, insurance and other, net	5.0%	4.8%	4.8%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	84.6%	84.4%	83.5%
Gross profit	15.4%	15.6%	16.5%
Selling, general and administrative expenses	11.1%	11.1%	11.1%
Impairment charges	—%	0.6%	2.3%
Depreciation and amortization	1.1%	1.0%	0.9%
Operating income	3.2%	2.9%	2.2%
Interest expense, floor plan	0.6%	0.5%	0.2%
Interest expense, other, net	0.8%	0.8%	0.6%
Income (loss) before taxes	1.8%	1.7%	1.4%
Provision for income taxes - benefit (expense)	0.3%	0.4%	0.7%
Net income (loss)	1.5%	1.2%	0.6%

Results of Operations - Consolidated
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2023 and 2024, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. retail new vehicle industry volume, fleet new vehicle industry volume, and total new vehicle industry volume were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	% Change
	(In millions of vehicles)
U.S. industry volume - Retail new vehicle (1)	13.1	12.7	3%
U.S. industry volume - Fleet new vehicle	3.0	2.8	7%
U.S. industry volume - Total new vehicle (1)	16.1	15.5	4%

(1) Source: PIN from J.D. Power

We currently estimate the 2025 new vehicle industry volume will be between 16.1 million vehicles (flat compared to 2024) and 16.5 million vehicles (an increase of 2% compared to 2024). The effects of availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2025 new vehicle industry volume to vary from expectations.
Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$6,507.5	$6,304.6	$202.9	3%
Fleet new vehicle revenue	95.3	92.2	3.1	3%
Total new vehicle revenue	$6,602.8	$6,396.8	$206.0	3%

Retail new vehicle gross profit	$388.4	$535.4	$(147.0)	(27)%
Fleet new vehicle gross profit	3.0	4.0	(1.0)	(25)%
Total new vehicle gross profit	$391.4	$539.4	$(148.0)	(27)%

Retail new vehicle unit sales	115,694	112,110	3,584	3%
Fleet new vehicle unit sales	1,805	2,000	(195)	(10)%
Total new vehicle unit sales	117,499	114,110	3,389	3%

Revenue per new retail unit	$56,247	$56,236	$11	—%
Revenue per new fleet unit	$52,786	$46,094	$6,692	15%
Total revenue per new unit	$56,194	$56,058	$136	—%

Gross profit per new retail unit	$3,358	$4,776	$(1,418)	(30)%
Gross profit per new fleet unit	$1,636	$1,989	$(353)	(18)%
Total gross profit per new unit	$3,331	$4,727	$(1,396)	(30)%

Retail gross profit as a % of revenue	6.0%	8.5%	(250)	bps
Fleet gross profit as a % of revenue	3.1%	4.3%	(120)	bps
Total new vehicle gross profit as a % of revenue	5.9%	8.4%	(250)	bps

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
Our consolidated reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$4,780.1	$5,213.6	$(433.5)	(8)%
Gross profit	$170.7	$151.2	$19.5	13%
Unit sales	173,257	176,147	(2,890)	(2)%
Revenue per unit	$27,590	$29,598	$(2,008)	(7)%
Gross profit per unit	$985	$859	$126	15%
Gross profit as a % of revenue	3.6%	2.9%	70	bps
For further analysis of used vehicle results, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles - Consolidated
Wholesale vehicle revenues are affected by retail new and used vehicle unit sales volume and the associated trade-in volume, as well as short-term, temporary and seasonal fluctuations in wholesale auction pricing. In recent years, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) will continue to return toward long-term normalized levels in the long run, but may continue to experience volatility into 2025 or beyond. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$287.1	$318.8	$(31.7)	(10)%
Gross profit (loss)	$(6.0)	$(2.6)	$(3.4)	(131)%
Unit sales	32,223	32,330	(107)	—%
Revenue per unit	$8,910	$9,860	$(950)	(10)%
Gross profit (loss) per unit	$(186)	$(80)	$(106)	(133)%
Gross profit (loss) as a % of revenue	(2.1)%	(0.8)%	(130)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$846.8	$822.8	$24.0	3%
Warranty	290.1	240.1	50.0	21%
Wholesale parts	194.0	208.6	(14.6)	(7)%
Internal, sublet and other	515.6	488.0	27.6	6%
Total revenue	$1,846.5	$1,759.5	$87.0	5%

Gross profit
Customer pay	$472.8	$459.9	$12.9	3%
Warranty	178.0	141.4	36.6	26%
Wholesale parts	34.5	37.2	(2.7)	(7)%
Internal, sublet and other	243.6	235.5	8.1	3%
Total gross profit	$928.9	$874.0	$54.9	6%

Gross profit as a % of revenue
Customer pay	55.8%	55.9%	(10)	bps
Warranty	61.4%	58.9%	250	bps
Wholesale parts	17.8%	17.8%	—	bps
Internal, sublet and other	47.2%	48.3%	(105)	bps
Total gross profit as a % of revenue	50.3%	49.7%	60	bps
For further analysis of Fixed Operations results, see the tables and discussion under the headings “Fixed Operations - Franchised Dealerships Segment” and “Fixed Operations - Powersports Segment” in the Franchised Dealerships Segment and Powersports Segment sections, respectively, below.
F&I - Consolidated
Finance, insurance and other, net revenues include commissions for arranging third-party vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles, and sales of other aftermarket products. In connection with vehicle financing, extended warranties and service contracts, other aftermarket products and insurance contracts, we receive commissions from the third-party providers for originating these contracts. We do not have direct credit risk for the vehicle financing, extended warranties and service contracts that we sell. F&I revenues are recognized net of actual and estimated future chargebacks and other costs associated with originating contracts (as a result, reported F&I revenues and F&I gross profit are the same amount, resulting in a 100% gross margin for F&I). F&I revenues are affected by the level of new and retail used vehicle unit sales volume, the age and average selling price of vehicles sold, the level of manufacturer financing specials or leasing incentives, and our F&I penetration rates for each type of F&I product. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage.
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
Our consolidated reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$707.8	$683.7	$24.1	4%
Total combined retail new and used vehicle unit sales	288,951	288,257	694	—%
Gross profit per retail unit (excludes fleet)	$2,450	$2,372	$78	3%

For further analysis of F&I results, see the tables and discussion under the headings “F&I - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “F&I - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Results of Operations - Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2023 and 2024, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the tables and discussion on the following pages for a comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$6,409.0	$6,163.8	$245.2	4%
Acquisitions, open points, dispositions and holding company	16.5	51.2	(34.7)	NM
Total as reported	$6,425.5	$6,215.0	$210.5	3%

Fleet new vehicle revenue:
Same store	$95.3	$91.3	$4.0	4%
Acquisitions, open points, dispositions and holding company	—	0.9	(0.9)	NM
Total as reported	$95.3	$92.2	$3.1	3%

Total new vehicle revenue:
Same store	$6,504.3	$6,255.1	$249.2	4%
Acquisitions, open points, dispositions and holding company	16.5	52.1	(35.6)	NM
Total as reported	$6,520.8	$6,307.2	$213.6	3%

Retail new vehicle gross profit:
Same store	$376.4	$514.9	$(138.5)	(27)%
Acquisitions, open points, dispositions and holding company	0.5	3.8	(3.3)	NM
Total as reported	$376.9	$518.7	$(141.8)	(27)%

Fleet new vehicle gross profit:
Same store	$3.0	$4.0	$(1.0)	(25)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$3.0	$4.0	$(1.0)	(25)%

Total new vehicle gross profit:
Same store	$379.3	$518.9	$(139.6)	(27)%
Acquisitions, open points, dispositions and holding company	0.6	3.8	(3.2)	NM
Total as reported	$379.9	$522.7	$(142.8)	(27)%

Retail new vehicle unit sales:
Same store	111,138	106,047	5,091	5%
Acquisitions, open points, dispositions and holding company	312	1,210	(898)	NM
Total as reported	111,450	107,257	4,193	4%

Fleet new vehicle unit sales:
Same store	1,805	1,971	(166)	(8)%
Acquisitions, open points, dispositions and holding company	—	29	(29)	NM
Total as reported	1,805	2,000	(195)	(10)%

Total new vehicle unit sales:
Same store	112,943	108,018	4,925	5%
Acquisitions, open points, dispositions and holding company	312	1,239	(927)	NM
Total as reported	113,255	109,257	3,998	4%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$6,425.5	$6,215.0	$210.5	3%
Fleet new vehicle revenue	95.3	92.2	3.1	3%
Total new vehicle revenue	$6,520.8	$6,307.2	$213.6	3%

Retail new vehicle gross profit	$376.9	$518.7	$(141.8)	(27)%
Fleet new vehicle gross profit	3.0	4.0	(1.0)	(25)%
Total new vehicle gross profit	$379.9	$522.7	$(142.8)	(27)%

Retail new vehicle unit sales	111,450	107,257	4,193	4%
Fleet new vehicle unit sales	1,805	2,000	(195)	(10)%
Total new vehicle unit sales	113,255	109,257	3,998	4%

Revenue per new retail unit	$57,654	$57,945	$(291)	(1)%
Revenue per new fleet unit	$52,786	$46,094	$6,692	15%
Total revenue per new unit	$57,576	$57,728	$(152)	—%

Gross profit per new retail unit	$3,382	$4,836	$(1,454)	(30)%
Gross profit per new fleet unit	$1,636	$1,989	$(353)	(18)%
Total gross profit per new unit	$3,354	$4,784	$(1,430)	(30)%

Retail gross profit as a % of revenue	5.9%	8.3%	(240)	bps
Fleet gross profit as a % of revenue	3.1%	4.3%	(120)	bps
Total new vehicle gross profit as a % of revenue	5.8%	8.3%	(250)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$6,409.0	$6,163.8	$245.2	4%
Fleet new vehicle revenue	95.3	91.3	4.0	4%
Total new vehicle revenue	$6,504.3	$6,255.1	$249.2	4%

Retail new vehicle gross profit	$376.4	$514.9	$(138.5)	(27)%
Fleet new vehicle gross profit	3.0	4.0	(1.0)	(25)%
Total new vehicle gross profit	$379.3	$518.9	$(139.6)	(27)%

Retail new vehicle unit sales	111,138	106,047	5,091	5%
Fleet new vehicle unit sales	1,805	1,971	(166)	(8)%
Total new vehicle unit sales	112,943	108,018	4,925	5%

Revenue per new retail unit	$57,667	$58,123	$(456)	(1)%
Revenue per new fleet unit	$52,786	$46,359	$6,427	14%
Total revenue per new unit	$57,589	$57,908	$(319)	(1)%

Gross profit per new retail unit	$3,387	$4,855	$(1,468)	(30)%
Gross profit per new fleet unit	$1,636	$2,042	$(406)	(20)%
Total gross profit per new unit	$3,359	$4,804	$(1,445)	(30)%

Retail gross profit as a % of revenue	5.9%	8.4%	—	bps
Fleet gross profit as a % of revenue	3.1%	4.4%	—	bps
Total new vehicle gross profit as a % of revenue	5.8%	8.3%	—	bps
Retail new vehicle revenue increased 4%, due primarily to a 5% increase in retail new vehicle unit sales volume, partially offset by a 1% decrease in retail new vehicle average selling price. Retail new vehicle gross profit decreased approximately $138.5 million, or 27%, as a result of lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $1,468 per unit, or 30%, to $3,387 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year and higher inventory invoice costs. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 46 and 37 days as of December 31, 2024 and 2023, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$2,905.6	$3,021.3	$(115.7)	(4)%
Acquisitions, open points, dispositions and holding company	14.2	29.0	(14.8)	NM
Total as reported	$2,919.8	$3,050.3	$(130.5)	(4)%

Retail used vehicle gross profit:
Same store	$149.9	$161.6	$(11.7)	(7)%
Acquisitions, open points, dispositions and holding company	0.3	1.3	(1.0)	NM
Total as reported	$150.2	$162.9	$(12.7)	(8)%

Retail used vehicle unit sales:
Same store	101,465	99,063	2,402	2%
Acquisitions, open points, dispositions and holding company	511	1,147	(636)	NM
Total as reported	101,976	100,210	1,766	2%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,919.8	$3,050.3	$(130.5)	(4)%
Gross profit	$150.2	$162.9	$(12.7)	(8)%
Unit sales	101,976	100,210	1,766	2%
Revenue per unit	$28,632	$30,439	$(1,807)	(6)%
Gross profit per unit	$1,473	$1,626	$(153)	(9)%
Gross profit as a % of revenue	5.1%	5.3%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$2,905.6	$3,021.3	$(115.7)	(4)%
Gross profit	$149.9	$161.6	$(11.7)	(7)%
Unit sales	101,465	99,063	2,402	2%
Revenue per unit	$28,636	$30,498	$(1,862)	(6)%
Gross profit per unit	$1,477	$1,631	$(154)	(9)%
Gross profit as a % of revenue	5.8%	8.3%	(250)	bps
Retail used vehicle revenue decreased approximately $115.7 million, or 4%, driven primarily by a 6% decrease in retail used vehicle average selling price, partially offset by a 2% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $11.7 million, or 7%, driven primarily by a $154 per unit, or 9% decrease in retail used vehicle gross profit per unit, partially offset by a 2% increase in retail used vehicle unit sales volume during 2024.
On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 and 29 days as of December 31, 2024 and 2023, respectively.
Wholesale Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$188.2	$202.1	$(13.9)	(7)%
Acquisitions, open points, dispositions, and holding company	0.7	2.4	(1.7)	NM
Total as reported	$188.9	$204.5	$(15.6)	(8)%

Total wholesale vehicle gross profit (loss):
Same store	$(4.3)	$(2.3)	$(2.0)	(87)%
Acquisitions, open points, dispositions, and holding company	(0.3)	(1.0)	0.7	NM
Total as reported	$(4.6)	$(3.3)	$(1.3)	(39)%

Total wholesale vehicle unit sales:
Same store	20,907	20,324	583	3%
Acquisitions, open points, dispositions, and holding company	111	278	(167)	NM
Total as reported	21,018	20,602	416	2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$188.9	$204.5	$(15.6)	(8)%
Gross profit (loss)	$(4.6)	$(3.3)	$(1.3)	(39)%
Unit sales	21,018	20,602	416	2%
Revenue per unit	$8,987	$9,933	$(946)	(10)%
Gross profit (loss) per unit	$(214)	$(156)	$(58)	(37)%
Gross profit (loss) as a % of revenue	(2.4)%	(1.6)%	(80)	bps
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$188.2	$202.1	$(13.9)	(7)%
Gross profit (loss)	$(4.3)	$(2.3)	$(2.0)	(87)%
Unit sales	20,907	20,324	583	3%
Revenue per unit	$9,000	$9,942	$(942)	(9)%
Gross profit (loss) per unit	$(212)	$(117)	$(95)	(81)%
Gross profit (loss) as a % of revenue	(2.4)%	(1.2)%	(120)	bps
Same store wholesale vehicle revenue decreased 7%, driven primarily by a 9% decrease in wholesale vehicle revenue per unit, offset partially by a 3% increase in wholesale vehicle unit sales volume in 2024. The increase in wholesale vehicle unit sales volume was driven by a continued increase in the supply of new vehicle inventory resulting in a sales mix with higher retail new and used vehicle sales volume. Wholesale vehicle gross loss worsened by approximately $2.0 million, driven primarily by a $95 per unit increase in wholesale vehicle gross loss per unit during 2024.
Fixed Operations - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$1,796.6	$1,700.3	$96.3	6%
Acquisitions, open points, dispositions and holding company	6.3	13.9	(7.6)	NM
Total as reported	$1,802.9	$1,714.2	$88.7	5%

Total Fixed Operations gross profit:
Same store	$904.6	$844.5	$60.1	7%
Acquisitions, open points, dispositions and holding company	4.3	8.2	(3.9)	NM
Total as reported	$908.9	$852.7	$56.2	7%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$839.0	$810.8	$28.2	3%
Warranty	286.3	238.8	47.5	20%
Wholesale parts	193.2	207.8	(14.6)	(7)%
Internal, sublet and other	484.4	456.8	27.6	6%
Total revenue	$1,802.9	$1,714.2	$88.7	5%

Gross profit
Customer pay	$470.0	$453.6	$16.4	4%
Warranty	175.1	140.7	34.4	24%
Wholesale parts	34.2	37.1	(2.9)	(8)%
Internal, sublet and other	229.6	221.3	8.3	4%
Total gross profit	$908.9	$852.7	$56.2	7%

Gross profit as a % of revenue
Customer pay	56.0%	55.9%	10	bps
Warranty	61.2%	58.9%	230	bps
Wholesale parts	17.7%	17.8%	(10)	bps
Internal, sublet and other	47.4%	48.5%	(115)	bps
Total gross profit as a % of revenue	50.4%	49.7%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$835.7	$804.7	$31.0	4%
Warranty	285.3	236.3	49.0	21%
Wholesale parts	192.5	206.9	(14.4)	(7)%
Internal, sublet and other	483.1	452.4	30.7	7%
Total revenue	$1,796.6	$1,700.3	$96.3	6%

Gross profit
Customer pay	$468.2	$450.3	$17.9	4%
Warranty	174.6	139.5	35.1	25%
Wholesale parts	34.1	36.9	(2.8)	(8)%
Internal, sublet and other	227.7	217.8	9.9	5%
Total gross profit	$904.6	$844.5	$60.1	7%

Gross profit as a % of revenue
Customer pay	56.0%	56.0%	—	bps
Warranty	61.2%	59.0%	220	bps
Wholesale parts	17.7%	17.8%	(10)	bps
Internal, sublet and other	47.1%	48.1%	(101)	bps
Total gross profit as a % of revenue	50.4%	49.7%	70	bps
Fixed Operations revenue increased approximately $96.3 million, or 6%, and Fixed Operations gross profit increased approximately $60.1 million, or 7%. Customer pay gross profit increased approximately $17.9 million, or 4%, warranty gross profit increased approximately $35.1 million, or 25%, wholesale parts gross profit decreased approximately $2.8 million, or 8%, and internal, sublet and other gross profit increased approximately $9.9 million, or 5%. Results have also been positively impacted by increased capacity realized through our efforts to hire and retain additional service technicians, with a net increase in service technician headcount of 335 technicians in 2024. As a result, we expect to continue to see growth in Fixed Operations revenues and gross profit in 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$505.3	$494.8	$10.5	2%
Acquisitions, open points, dispositions and holding company	1.5	3.8	(2.3)	NM
Total as reported	$506.8	$498.6	$8.2	2%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,377	$2,413	$(36)	(1)%
Reported	$2,374	$2,403	$(29)	(1)%

Total combined retail new and used vehicle unit sales:
Same store	212,603	205,110	7,493	4%
Acquisitions, open points, dispositions and holding company	823	2,357	(1,534)	NM
Total as reported	213,426	207,467	5,959	3%
NM = Not Meaningful
Our Franchised Dealerships Segment reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$506.8	$498.6	$8.2	2%
Total combined retail new and used vehicle unit sales	213,426	207,467	5,959	3%
Gross profit per retail unit (excludes fleet)	$2,374	$2,403	$(29)	(1)%
Our Franchised Dealerships Segment same store F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$505.3	$494.8	$10.5	2%
Total combined retail new and used vehicle unit sales	212,603	205,110	7,493	4%
Gross profit per retail unit (excludes fleet)	$2,377	$2,413	$(36)	(1)%
F&I revenue increased 2%, due to an increase in combined retail new and used vehicle unit sales volume, offset partially by lower F&I gross profit per retail unit. F&I gross profit per retail unit decreased $36 per unit to $2,377 per unit, primarily due to a decrease in gross profit per finance contract and lower service contract and other aftermarket contract penetration rates.
Finance contract revenue increased 1%, primarily due to a 130-basis point increase in the combined new and used vehicle finance contract penetration rate. Service contract revenue increased 4%, primarily due to a 2% increase in gross profit per service contract, offset partially by a 90-basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 4%, driven primarily by a 5% increase in gross profit per other aftermarket contract, offset partially by a 1% decrease in the other aftermarket contract volume.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - EchoPark Segment
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. Same market results may vary significantly from reported results due to store closures during 2023 and 2024, as the closed stores are not included in same market results.
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
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$1,828.3	$1,788.6	$39.7	2%
New markets/closed markets	9.7	355.2	(345.5)	NM
Total as reported	$1,838.0	$2,143.8	$(305.8)	(14)%

Total retail used vehicle gross profit (loss):
Same market	$15.6	$(8.3)	$23.9	288%
New markets/closed markets	(0.4)	(8.8)	8.4	NM
Total as reported	$15.2	$(17.1)	$32.3	189%

Total retail used vehicle unit sales:
Same market	68,690	62,605	6,085	10%
New markets/closed markets	363	11,071	(10,708)	NM
Total as reported	69,053	73,676	(4,623)	(6)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/ closed market basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$195.5	$149.4	$46.1	31%
New markets/closed markets	(1.5)	28.5	(30.0)	(105)%
Total as reported	$194.0	$177.9	$16.1	9%

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$1,838.0	$2,143.8	$(305.8)	(14)%
Retail used vehicle gross profit (loss)	$15.2	$(17.1)	$32.3	189%
Retail used vehicle unit sales	69,053	73,676	(4,623)	(6)%
Retail used vehicle revenue per unit	$26,617	$29,098	$(2,481)	(9)%
F&I revenue	$194.0	$177.9	$16.1	9%
Combined retail used vehicle gross profit and F&I revenue	$209.2	$160.8	$48.4	30%
Total retail used vehicle and F&I gross profit per unit	$3,029	$2,183	$846	39%
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$1,828.3	$1,788.6	$39.7	2%
Retail used vehicle gross profit (loss)	$15.6	$(8.3)	$23.9	288%
Retail used vehicle unit sales	68,690	62,605	6,085	10%
Retail used vehicle revenue per unit	$26,617	$28,569	$(1,952)	(7)%
F&I revenue	$195.5	$149.4	$46.1	31%
Combined retail used vehicle gross profit and F&I revenue	$211.1	$141.1	$70.0	50%
Total retail used vehicle and F&I gross profit per unit	$3,074	$2,253	$821	36%
Used vehicle revenue increased approximately $39.7 million, or 2%, due to a 10% increase in used vehicle unit sales volume, partially offset by a 7% decrease in used vehicle revenue per unit. Combined used vehicle gross profit and F&I revenue increased approximately $70.0 million, or 50%, due to an $821, or 36%, increase in total used vehicle and F&I gross profit per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, an improvement in inventory acquisition costs as a result of paying lower wholesale auction prices, and sourcing a higher percentage of inventory from non-auction sources.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Within F&I revenue, finance contract gross profit increased approximately $3.7 million, or 9%, due to a 10% increase in retail unit sales volume, partially offset by a 1% decrease in gross profit per finance contract and a 20-basis point decrease in finance contract penetration rate. Service contract gross profit increased approximately $4.4 million, or 14%, due to a 3% increase in total service contracts and a 11% increase in gross profit per service contract, partially offset by a 310-basis point decrease in service contract penetration rate. Other aftermarket product contract gross profit increased approximately $40.0 million, or 138%, due to a 91% increase in total aftermarket contracts, a 24% increase in gross profit per aftermarket contract, and a 7,790-basis point increase in other aftermarket product contract penetration rate as a result of our efforts to offer a wider range of F&I products to our guests.
On a trailing quarter cost of sales basis, our reported used vehicle inventory days’ supply in our EchoPark Segment was approximately 38 and 36 days as of December 31, 2024 and 2023, respectively. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility.
Wholesale Vehicles - EchoPark Segment
See the discussion under the heading “Results of Operations - Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$92.6	$88.3	$4.3	5%
New markets/closed markets	3.2	23.4	(20.2)	NM
Total as reported	$95.8	$111.7	$(15.9)	(14)%

Total wholesale vehicle gross profit (loss):
Same market	$(0.6)	$1.6	$(2.2)	(138)%
New markets/closed markets	(0.7)	(0.7)	—	NM
Total as reported	$(1.3)	$0.9	$(2.2)	(244)%

Total wholesale vehicle unit sales:
Same market	10,850	9,375	1,475	16%
New markets/closed markets	209	2,137	(1,928)	NM
Total as reported	11,059	11,512	(453)	(4)%
NM = Not Meaningful
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$95.8	$111.7	$(15.9)	(14)%
Gross profit (loss)	$(1.3)	$0.9	$(2.2)	(244)%
Unit sales	11,059	11,512	(453)	(4)%
Revenue per unit	$8,663	$9,693	$(1,030)	(11)%
Gross profit (loss) per unit	$(113)	$72	$(185)	(257)%
Gross profit (loss) as a % of revenue	(1.3)%	0.7%	(200)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$92.6	$88.3	$4.3	5%
Gross profit (loss)	$(0.6)	$1.6	$(2.2)	(138)%
Unit sales	10,850	9,375	1,475	16%
Revenue per unit	$8,537	$9,417	$(880)	(9)%
Gross profit (loss) per unit	$(61)	$174	$(235)	(135)%
Gross profit (loss) as a % of revenue	(0.7)%	1.8%	(250)	bps
Same market wholesale vehicle revenue increased 5%, driven primarily by a 16% increase in same market wholesale vehicle unit sales volume, offset partially by an $880, or 9%, decrease in same market wholesale vehicle revenue per unit. Same market wholesale vehicle gross profit decreased approximately $2.2 million, due primarily to a decrease in same market wholesale vehicle gross profit per unit of $235 per unit. As we adjust the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Results of Operations - Powersports Segment
Our Powersports Segment consists of eight stores acquired during 2022, five stores acquired in the first quarter of 2023, and two stores acquired in the fourth quarter of 2024. As a result of these acquisitions, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. Our Powersports Segment results are subject to seasonal variations, such that the second and third quarters are generally expected to contribute higher revenues and segment income than the first and fourth quarters.
New Vehicles - Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$80.3	$88.4	$(8.1)	(9)%
Acquisitions	1.7	0.2	1.5	NM
Total as reported	$82.0	$88.6	$(6.6)	(7)%

Total retail new vehicle gross profit:
Same store	$11.2	$16.6	$(5.4)	(33)%
Acquisitions	0.3	—	0.3	NM
Total as reported	$11.5	$16.6	$(5.1)	(31)%

Total retail new vehicle unit sales:
Same store	4,171	4,835	(664)	(14)%
Acquisitions	73	7	66	NM
Total as reported	4,244	4,842	(598)	(12)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$82.0	$88.6	$(6.6)	(7)%
Gross profit	$11.5	$16.6	$(5.1)	(31)%
Unit sales	4,244	4,842	(598)	(12)%
Revenue per unit	$19,313	$18,301	$1,012	6%
Gross profit per unit	$2,713	$3,435	$(722)	(21)%
Gross profit as a % of revenue	14.0%	18.8%	(480)	bps

Our Powersports Segment same store new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Revenue	$80.3	$88.4	$(8.1)	(9)%
Gross profit	$11.2	$16.6	$(5.4)	(33)%
Unit sales	4,171	4,835	(664)	(14)%
Revenue per unit	$19,262	$18,288	$974	5%
Gross profit per unit	$2,687	$3,430	$(743)	(22)%
Gross profit as a % of revenue	14.0%	18.8%	(480)	bps
Same store retail new vehicle revenue decreased 9%, due primarily to a 14% decrease in retail new vehicle unit sales volume, partially offset by an 5% increase in retail new vehicle average selling price. Same store retail new vehicle gross profit decreased approximately $5.4 million, or 33%, as a result of lower retail new vehicle unit sales volume and lower retail new vehicle gross profit per unit. Same store retail new vehicle gross profit per unit decreased $743 per unit, or 22%, to $2,687 per unit, due primarily to higher inventory invoice costs and changes in brand mix.
On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 178 days as of December 31, 2024. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90- to 120-day range, depending on seasonality (typically the second and third quarters have more demand and lower days’ supply compared to the first and fourth quarters).

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$21.3	$19.0	$2.3	12%
Acquisitions	1.0	0.5	0.5	NM
Total as reported	$22.3	$19.5	$2.8	14%

Retail used vehicle gross profit:
Same store	$5.1	$5.3	$(0.2)	(4)%
Acquisitions	0.2	0.1	0.1	NM
Total as reported	$5.3	$5.4	$(0.1)	(2)%

Retail used vehicle unit sales:
Same store	2,125	2,218	(93)	(4)%
Acquisitions	103	43	60	NM
Total as reported	2,228	2,261	(33)	(1)%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$22.3	$19.5	$2.8	14%
Gross profit	$5.3	$5.4	$(0.1)	(2)%
Unit sales	2,228	2,261	(33)	(1)%
Revenue per unit	$10,011	$8,616	$1,395	16%
Gross profit per unit	$2,397	$2,394	$3	—%
Gross profit as a % of revenue	23.9%	27.8%	(390)	bps
Our Powersports Segment same store retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$21.3	$19.0	$2.3	12%
Gross profit	$5.1	$5.3	$(0.2)	(4)%
Unit sales	2,125	2,218	(93)	(4)%
Revenue per unit	$10,045	$8,562	$1,483	17%
Gross profit per unit	$2,420	$2,386	$34	1%
Gross profit as a % of revenue	24.1%	27.9%	(380)	bps
Same store retail used vehicle revenue increased 12%, due primarily to a 17% increase in retail used vehicle average selling price, partially offset by a 4% decrease in retail used vehicle unit sales volume. Same store retail used vehicle gross profit decreased approximately $0.2 million, or 4%, due primarily to lower retail used vehicle unit sales volume. Same store retail used vehicle gross profit per unit increased $34 per unit, or 1%, to $2,420 per unit, due primarily to changes in inventory mix and variations between wholesale and retail market pricing.
On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 115 days as of December 31, 2024. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality (typically the second and third quarters have more demand and lower days’ supply compared to the first and fourth quarters).

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$2.5	$2.6	$(0.1)	(4)%
Acquisitions	(0.2)	—	(0.2)	NM
Total as reported	$2.3	$2.6	$(0.3)	(12)%

Total wholesale vehicle gross profit (loss):
Same store	$(0.2)	$(0.3)	$0.1	33.3%
Acquisitions	(0.1)	0.1	(0.2)	NM
Total as reported	$(0.3)	$(0.2)	$(0.1)	(50)%

Total wholesale vehicle unit sales:
Same store	143	215	(72)	(33)%
Acquisitions	3	1	2	NM
Total as reported	146	216	(70)	(32)%
NM = Not Meaningful

Our Powersports Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$2.3	$2.6	$(0.3)	(12)%
Gross profit (loss)	$(0.3)	$(0.2)	$(0.1)	(50)%
Unit sales	146	216	(70)	(32)%
Revenue per unit	$16,430	$11,810	$4,620	39%
Gross profit (loss) per unit	$(1,647)	$(947)	$(700)	(74)%
Gross profit (loss) as a % of revenue	(10.0)%	(8.0)%	(200)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except per unit data)
Same store wholesale vehicle:
Revenue	$2.5	$2.6	$(0.1)	(4)%
Gross profit (loss)	$(0.2)	$(0.3)	$0.1	33%
Unit sales	143	215	(72)	(33)%
Revenue per unit	$16,713	$11,858	$4,855	41%
Gross profit (loss) per unit	$(1,682)	$(951)	$(731)	(77)%
Gross profit (loss) as a % of revenue	(10.1)%	(8.0)%	(210)	bps
NM = Not Meaningful
Same store wholesale vehicle revenue decreased approximately $0.1 million, and same store wholesale vehicle gross profit increased approximately $0.1 million, driven by changes in wholesale unit sales volume and wholesale gross profit per unit.
Fixed Operations - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$42.4	$45.0	$(2.6)	(6)%
Acquisitions	1.2	0.3	0.9	300%
Total as reported	$43.6	$45.3	$(1.7)	(4)%

Total Fixed Operations gross profit:
Same store	$19.5	$21.2	$(1.7)	(8)%
Acquisitions	0.6	0.1	0.5	500%
Total as reported	$20.1	$21.3	$(1.2)	(6)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$7.8	$12.0	$(4.2)	(35)%
Warranty	3.8	1.3	2.5	192%
Wholesale parts	0.8	0.8	—	—%
Internal, sublet and other	31.2	31.2	—	—%
Total revenue	$43.6	$45.3	$(1.7)	(4)%

Gross profit
Customer pay	$2.8	$6.3	$(3.5)	(56)%
Warranty	2.9	0.7	2.2	314%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	14.2	14.2	—	—%
Total gross profit	$20.1	$21.3	$(1.2)	(6)%

Gross profit as a % of revenue
Customer pay	35.4%	52.4%	(1,700)	bps
Warranty	75.9%	52.5%	2,340	bps
Wholesale parts	26.5%	14.3%	1,220	bps
Internal, sublet and other	45.5%	45.5%	—	bps
Total gross profit as a % of revenue	46.0%	47.0%	(100)	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$7.5	$11.9	$(4.4)	(37)%
Warranty	3.7	1.3	2.4	185%
Wholesale parts	0.8	0.8	—	—%
Internal, sublet and other	30.4	31.0	(0.6)	(2)%
Total revenue	$42.4	$45.0	$(2.6)	(6)%

Gross profit
Customer pay	$2.6	$6.2	$(3.6)	(58)%
Warranty	2.8	0.7	2.1	300%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	13.9	14.2	(0.3)	(2)%
Total gross profit	$19.5	$21.2	$(1.7)	(8)%

Gross profit as a % of revenue
Customer pay	34.7%	52.3%	(1,760)	bps
Warranty	76.2%	52.4%	2,380	bps
Wholesale parts	26.7%	14.3%	1,240	bps
Internal, sublet and other	45.7%	45.8%	(8)	bps
Total gross profit as a % of revenue	46.0%	47.0%	(100)	bps
NM = Not Meaningful
Same store Fixed Operations revenue decreased approximately $2.6 million and same store Fixed Operations gross profit decreased approximately $1.7 million. Same store customer pay revenue decreased approximately $4.4 million and same store customer pay gross profit decreased approximately $3.6 million. Same store warranty revenue increased approximately $2.4 million and same store warranty gross profit increased approximately $2.1 million. Same store wholesale parts revenue remained flat year over year and same store wholesale parts gross profit increased approximately 0.1 million. Same store internal, sublet and other revenue decreased approximately $0.6 million and same store internal, sublet and other gross profit decreased approximately $0.3 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I - Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$7.0	$7.2	$(0.2)	(3)%
Acquisitions	0.1	—	0.1	100%
Total as reported	$7.1	$7.2	$(0.1)	(1)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,106	$1,017	$89	9%
Reported	$1,092	$1,017	$75	7%

Total combined retail new and used vehicle unit sales:
Same store	6,296	7,053	(757)	(11)%
Acquisitions	176	50	126	252%
Total as reported	6,472	7,103	(631)	(9)%

NM = Not Meaningful
Our Powersports Segment reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$7.1	$7.2	$(0.1)	(1)%
Total combined retail new and used vehicle unit sales	6,472	7,103	(631)	(9)%
Gross profit per retail unit (excludes fleet)	$1,092	$1,017	$75	7%
Our Powersports Segment same store F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions, except unit and per unit data)
Same Store F&I:
Revenue	$7.0	$7.2	$(0.2)	(3)%
Total combined retail new and used vehicle unit sales	6,296	7,053	(757)	(11)%
Gross profit per retail unit (excludes fleet)	$1,106	$1,017	$89	9%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same store F&I revenue decreased approximately $0.2 million, or 3%, primarily due to a 11% decrease in total combined retail new and used vehicle unit sales volume, offset partially by a 9% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $89 per unit, or 9%, to $1,106 per unit, primarily due to an increase in the finance contract penetration rates.
Same store finance contract revenue decreased 11%, primarily due to lower retail new and used vehicle unit sales volume, offset partially by a 160-basis point increase in the combined new and used vehicle finance contract penetration rate. Same store service contract revenue increased 24%, primarily due to a 40% increase in gross profit per service contract, offset partially by a 20-basis point decrease in the service contract penetration rate and a 11% decrease in retail new and used vehicle service contract unit sales volume. Same store other aftermarket contract revenue decreased 32%, driven primarily by a 22% decrease in gross profit per other aftermarket contract and a lower retail new and used vehicle unit sales volume.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following table of financial data, total segment income (loss) of the reportable segments is reconciled to consolidated income (loss) before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
Segment Revenues:	(In millions, except unit data)
Franchised Dealerships Segment Revenues:
Retail new vehicles	$6,425.5	$6,215.0	$210.5	3%
Fleet new vehicles	95.3	92.2	3.1	3%
Total new vehicles	$6,520.8	$6,307.2	$213.6	3%
Used vehicles	2,919.8	3,050.3	(130.5)	(4)%
Wholesale vehicles	188.9	204.5	(15.6)	(8)%
Parts, service and collision repair	1,802.9	1,714.2	88.7	5%
Finance, insurance and other, net	506.8	498.6	8.2	2%
Franchised Dealerships Segment revenues	$11,939.2	$11,774.8	$164.4	1%

EchoPark Segment Revenues:
Retail new vehicles	$—	$1.0	$(1.0)	(100)%
Used vehicles	1,838.0	2,143.8	(305.8)	(14)%
Wholesale vehicles	95.8	111.7	(15.9)	(14)%
Finance, insurance and other, net	194.0	177.9	16.1	9%
EchoPark Segment revenues	$2,127.8	$2,434.4	$(306.6)	(13)%

Powersports Segment Revenues:
Retail new vehicles	$82.0	$88.6	$(6.6)	(7)%
Used vehicles	22.3	19.5	2.8	14%
Wholesale vehicles	2.3	2.6	(0.3)	(12)%
Parts, service and collision repair	43.6	45.3	(1.7)	(4)%
Finance, insurance and other, net	7.1	7.2	(0.1)	(1)%
Powersports Segment revenues	$157.3	$163.2	$(5.9)	(4)%

Total consolidated revenues	$14,224.3	$14,372.4	$(148.1)	(1)%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$257.6	$448.0	$(190.4)	(43)%
EchoPark Segment (3)	3.5	(132.5)	136.0	103%
Powersports Segment (4)	(1.1)	5.7	(6.8)	(119)%
Total consolidated income (loss)	$260.0	$321.2	$(61.2)	(19)%
Impairment charges (5)	(3.9)	(79.3)	75.4	95%
Income (loss) before taxes	$256.1	$241.9	$14.2	6%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	213,426	207,467	5,959	3%
EchoPark Segment	69,053	73,687	(4,634)	(6)%
Powersports Segment	6,472	7,103	(631)	(9)%
Total consolidated retail new and used vehicle unit sales volume	288,951	288,257	694	—%
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(2)For 2024, amount includes approximately $13.0 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $8.3 million of pre-tax charges related to storm damage, approximately $3.5 million of pre-tax gain related to the acquisition of the remaining equity interest in a joint venture, $10.0 million of pre-tax gain related to the CDK outage cyber claim payment, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense. For 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to storm damage.
(3)For 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax gain on real estate dispositions, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For 2023, amount includes approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, $5.1 million of pre-tax charges for long-term compensation expense, approximately $4.3 million of pre-tax lease exit charges and approximately $0.3 million of pre-tax loss related to acquisitions and dispositions.
(4)For 2024, amount includes approximately $0.5 million of pre-tax charges related to severance and long-term compensation expense.
(5)For 2024, amount includes approximately $1.2 million of pre-tax property and equipment charges for the Franchised Dealerships Segment and approximately $2.7 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment. For 2023, amount includes approximately $1.0 million of pre-tax franchise asset and property and equipment impairment charges for the Franchised Dealerships Segment and approximately $78.3 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth information related to our consolidated reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$1,013.9	$1,016.3	$2.4	—%
Advertising	84.5	92.2	7.7	8%
Rent	36.6	46.1	9.5	21%
Other	442.0	445.9	3.9	1%
Total SG&A expenses	$1,577.0	$1,600.5	$23.5	1%

SG&A expenses as a % of gross profit:
Compensation	46.2%	45.3%	(90)	bps
Advertising	3.9%	4.1%	20	bps
Rent	1.7%	2.1%	40	bps
Other	20.1%	19.8%	(30)	bps
Total SG&A expenses as a % of gross profit	71.9%	71.3%	(60)	bps
Overall SG&A expenses decreased in dollar amount and increased as a percentage of gross profit, primarily due to an increase in compensation expense as a percent of gross profit due to lower gross profit as a result of a decrease in new vehicle gross profit per unit as new vehicle inventory returned toward normalized levels. Compensation expense decreased in dollar amount due to a decrease in fixed compensation expense, and increased as a percentage of gross profit as a result of lower new vehicle gross profit. Advertising expense decreased in both dollar amount and as a percentage of gross profit, due primarily to lower levels of advertising spent in the EchoPark Segment. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the purchase of several properties that were previously leased and the disposal or sublease of certain non-operating stores during the year. Other SG&A expenses decreased in dollar amount as a result of ongoing efforts to optimize expenses. However, these expenses increased as a percentage of gross profit, primarily due to an increase in expenses related to information technology and building maintenance as well as an increase in real estate tax expenses, combined with lower gross profit levels.
For the Franchised Dealerships Segment, SG&A expenses for 2024 included approximately $11.0 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $8.3 million of pre-tax charges related to storm damage, approximately $3.5 million of pre-tax gain related to the acquisition of equity interest in a joint venture, $10.0 million of pre-tax gain related to the CDK outage cyber claim payment, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense. For the Franchised Dealerships Segment, SG&A expenses for 2023, included approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to storm damage. For the EchoPark Segment, SG&A expenses for 2024 included approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax gain on real estate dispositions, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For the EchoPark Segment, SG&A expenses for 2023, included approximately $5.1 million of pre-tax charges for long-term compensation expense, approximately $4.3 million of pre-tax lease exit charges and approximately $0.3 million of pre-tax loss related to acquisitions and dispositions. For the Powersports Segment, SG&A expenses for 2024 included $0.5 million of pre-tax charges related to severance and long-term compensation expense.
Impairment Charges - Consolidated
Impairment charges were approximately $3.9 million and $79.3 million in 2024 and 2023, respectively. Impairment charges for 2024 primarily related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decisions to indefinitely suspend operations at certain EchoPark locations and to close certain Northwest Motorsport stores during 2023 and 2024.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization - Consolidated
Depreciation expense increased approximately $8.1 million, or 5.7%, in 2024, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.
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
Interest expense, floor plan for new vehicles increased approximately $27.5 million. The average interest rate applied to the new vehicle floor plan increased in the 12 months ended December 31, 2024, resulting in $2.2 million of the overall increase. The average new vehicle floor plan notes payable balance increased approximately $414.0 million, which resulted in $25.3 million of the overall increase.
Interest expense, floor plan for used vehicles decreased approximately $7.8 million, including the effect of interest income earned on the floor plan deposit balance, which contributed to $4.3 million of this decrease. Excluding the effect of interest income earned on the floor plan deposit balance, interest expense, floor plan for used vehicles decreased approximately $3.5 million. Excluding the effect of interest income earned on the floor plan deposit balance, the average interest rate applied to the used vehicle floor plan increased in the 12 months ended December 31, 2024, offsetting $0.6 million of that decrease. The average used vehicle floor plan notes payable balance decreased approximately $57.0 million, which reduced used vehicle floor plan interest expense by approximately $4.1 million.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the table below:

	Year Ended December 31,		Better / (Worse)
	2024	2023	Change	% Change
	(In millions)
Stated/coupon interest	$91.0	$91.0	$—	—%
Deferred loan cost amortization	5.7	6.5	0.8	12%
Interest rate hedge expense (benefit)	0.6	1.0	0.4	40%
Capitalized interest	(2.6)	(2.2)	0.4	18%
Interest on finance lease liabilities	22.4	18.4	(4.0)	(22)%
Other interest	0.9	(0.1)	(1.0)	(1000)%
Total interest expense, other, net	$118.0	$114.6	$(3.4)	(3)%
Interest expense, other, net increased approximately $3.4 million, or 3%, primarily related to higher interest on finance lease liabilities as a result of a higher average interest rate environment in 2024 compared to 2023.
Provision for Income Taxes - Consolidated
The overall effective tax rate was 15.7% and 26.3% for 2024 and 2023, respectively. Income tax expense for 2024 includes the effect of an out of period adjustment related to franchise assets of $31.0 million, a $1.6 million charge related to charges in uncertain tax positions, and a $4.7 million charge related to non-deductible executive compensation, partially offset by a $1.4 million benefit related to vested or exercised stock compensation awards. Our effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

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
For purposes of goodwill impairment testing, we have three reporting units, which consist of (1) our traditional franchised dealerships, (2) our EchoPark stores and (3) our powersports stores (these reporting units also represent our reportable segments). The carrying value of our goodwill totaled approximately $358.5 million at December 31, 2024, approximately $331.2 million of which was related to our franchised dealerships reporting unit and approximately $27.3 million of which was related to our powersports reporting unit. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. As a result of our April 30, 2024 annual test, we determined no impairment existed for any of our reporting units as of April 30, 2024. We tested our reporting units for impairment using the discounted cash flow method that utilizes inputs, including, projected revenues, margin, terminal growth rates, discount rates and a market capitalization reconciliation. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion.
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate franchise assets for impairment annually (as of April 30 of each year) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a multi-period excess earnings method (“MPEEM”) model. The MPEEM model used contains inherent uncertainties, including significant estimates and assumptions related to projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment charge may increase to the extent the underlying businesses’ actual earnings or projected earnings experience a significant decline, or the required discount rate increases (reducing the fair value of expected future cash flows). As a result of our impairment testing as of April 30, 2024, each of our franchise assets’ fair value exceeded its carrying value and no franchise asset impairment charges were recorded in the accompanying consolidated statements of operations. The carrying value of our franchise assets totaled approximately $430.3 million at December 31, 2024, and is included in other intangible assets, net in the accompanying consolidated balance sheet as of such date. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion. More recently acquired franchise assets are at a greater risk of impairment than older franchise assets which have significant clearance between fair value and recorded balances. Many factors affect the valuation of franchise assets such as the discount rate and projected revenue amounts. Unfavorable changes in these factors increases the risk of future impairments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Finance, Insurance and Service Contracts
We arrange financing for our guests through various financial institutions and receive a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to our guests and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract. Retrospective finance and insurance revenues (“F&I retro revenues”) are recognized when the product contract has been executed with the end customer and the transaction is estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues can vary based on a variety of factors, including numbers of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Receivables, net in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 include approximately $8.0 million and $12.0 million, respectively, related to contract assets from F&I retro revenue recognition. Changes in contract assets from December 31, 2023 to December 31, 2024 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Historically, our actual F&I retro revenue amounts earned have not been materially different from our recorded estimates.
In the event a customer terminates a financing, insurance or extended service contract prior to the scheduled maturity date, we may be required to return a portion of the commission revenue originally recorded as income by Sonic to the third-party provider (known as a “chargeback”). The commission revenue for the sale of these products and services is recorded net of estimated future chargebacks in the period in which the product or service was sold. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and data provided by the third-party underwriter of the contracts. While expected chargeback rates vary depending on the type of contract sold, a 100-basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2024 by approximately $4.2 million. Our estimate of chargebacks was approximately $62.9 million as of December 31, 2024, compared to approximately $57.5 million as of December 31, 2023, with the increase primarily driven by higher F&I revenues and higher projected cancellation rates. Our chargeback reserve estimate is influenced by the level of F&I revenues and the timing and number of early contract termination events, such as vehicle repossessions, loan refinancing, and early pay-offs. If these events become more or less common, or if there is a shift in the timing of these cancellations, the resulting impact could affect our estimated reserve for chargebacks and could have a material adverse impact on our operating results, financial position and cash flows. Historically, our actual chargeback experience has not been materially different from our recorded estimates.

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
At December 31, 2024, there were approximately $5.5 million in reserves that we had provided for these matters (including estimates related to possible interest and penalties) with approximately $0.5 million included in other accrued liabilities and approximately $5.0 million recorded in other long-term liabilities in the accompanying consolidated balance sheet as of such date. The effects on our consolidated financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.

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
As of December 31, 2024 and 2023, we had recorded a valuation allowance amount of approximately $6.2 million and $6.3 million, respectively, related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after December 15, 2024. We have implemented the provisions of the ASU 2023-07. See Note 14, “Segment Information,” to the accompanying consolidated financial statements for the expanded disclosures required by ASC Topic 280.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require the disclosure of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities. It also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to fund debt service, lease obligations, working capital requirements, facility improvements and other capital improvements, and dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2024, we had approximately $340.9 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$44.0	$28.9
Floor plan deposit balance	340.0	345.0
Availability under the Revolving Credit Facility	338.5	298.6
Availability under the Mortgage Facility	139.1	173.0
Total available liquidity resources	$861.6	$845.5
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense with the lender. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of approximately $340.0 million as of December 31, 2024 and approximately $345.0 million as of December 31, 2023 are classified as other current assets in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.
Long-Term Debt and Credit Facilities
Credit Facilities
On October 7, 2022, we amended our Fifth Amended, Restated and Consolidated Credit Agreement (the “Fifth A&R Credit Agreement”), originally dated as of April 14, 2021, entered into by, among others, the Company and Bank of America, N.A., as administrative agent, which provides for a syndicated revolving credit facility (the “Revolving Credit Facility”) and our syndicated new and used vehicle floor plan credit facilities (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”) to, among other things: (i) replace the London InterBank Offered Rate (“LIBOR”)-based Eurodollar reference interest rate option with Term SOFR; (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the Revolving Credit Facility; (iii) amend the minimum amount of commitments under the Revolving Credit Facility and the proportion that such commitments may compose of the total commitments made by the lenders under the Credit Facilities; and (iv) adjust aspects of the offset account used for voluntary reductions to interest under the Floor Plan Facilities.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 13, 2024, we amended and restated the Fifth A&R Credit Agreement (the “Sixth A&R Credit Agreement”) to, among other things, (1) extend the scheduled maturity dates to March 13, 2029, with a permitted one-year extension option thereafter; and (2) reduce the aggregate commitments to $2.4 billion. The commitment under the new vehicle revolving floor plan facility was increased to $1.35 billion, the commitment under the used vehicle revolving floor plan facility was reduced to $700.0 million and the commitment under the Revolving Credit Facility remained at $350.0 million. The Amendment includes an accordion feature in which the aggregate commitments may be increased, at the Company’s option, up to $450.0 million allocated between the three facilities on a pro rata basis. The Sixth A&R Credit Agreement contains a provision indicating that the Revolving Credit Facility commitments cannot be reduced below $50.0 million and may not consist of more than 40% of the aggregate commitments.
In addition, the Sixth A&R Credit Agreement (1) increased the basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock; (2) provided additional flexibility for the Company to make asset sales and repurchases of its qualified capital stock; (3) removed the covenant requiring the Company to maintain a specified consolidated liquidity ratio; and (4) amended the definition of “Adjusted Term SOFR” to clarify that it is inclusive of a 10-basis point credit spread adjustment. Amounts outstanding under the Credit Facilities bear interest at rates based upon specified credit spreads above Adjusted Term SOFR.
Availability under the Revolving Credit Facility is calculated as the lesser of the current $350.0 million commitment or a borrowing base (the "Revolving Borrowing Base") collateralized by certain eligible assets, less any outstanding letters of credit and borrowings. As of December 31, 2024, the Revolving Borrowing Base was $350.0 million and we had $11.5 million in outstanding letters of credit and no outstanding borrowings, resulting in $338.5 million of availability under the Revolving Credit Facility.
Our obligations under the Credit Facilities are guaranteed by the Company and certain of our subsidiaries and are secured by a pledge of substantially all of the assets of the Company and the guarantors. We have agreed under the Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default (as defined in the Sixth A&R Credit Agreement) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. In addition, dividends greater than $0.18 per share are permitted subject to the limitations on restricted payments set forth in the Credit Facilities.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 4.625% Notes are redeemable at the Company’s option, in whole or in part, at any time on or after November 15, 2024 at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years set forth below:

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
Mortgage Facility
On November 22, 2019, we entered into a Credit Agreement between, among others, the Company and PNC Bank, National Association, as administrative agent, providing for a delayed draw term loan facility (the “Mortgage Facility”). On November 17, 2022, in connection with the closing of an amendment to the Mortgage Facility, we incurred a $320.0 million term loan and used a portion of the proceeds to repay a prior term loan and retained the remainder for working capital needs. The lenders under the Mortgage Facility committed to providing, upon the terms set forth in the amendment and upon the pledging of sufficient collateral, delayed draw-term loans in an aggregate principal amount up to $85.0 million (the “Delayed Draw Credit Facility”) and revolving loans. The amendment also (1) replaced the LIBOR-based Eurodollar reference interest rate option with one-month Term SOFR; and (2) made changes to the pricing grid, specifying credit spreads based on our Consolidated Total Lease Adjusted Leverage Ratio (as defined in the Mortgage Facility). As permitted by the Delayed Draw Credit Facility, we incurred a $7.0 million term loan on November 18, 2022.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 22, 2024, we entered into an amendment to the Mortgage Facility to conform to the terms of the Sixth A&R Credit Agreement, including (1) adding certain specified share exchange transactions as permitted restricted payments and dispositions; (2) removing the covenant requiring the Company to maintain a specified consolidated liquidity ratio; and (3) increasing the basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock.
On May 17, 2024, we incurred and additional $78.0 million term loan as required under the Delayed Draw Credit Facility in order to achieve full utilization.
Interest on the Mortgage Facility and Sidecar Facility (together, the "Mortgage Facilities") is paid monthly in arrears. Amortizing principal payments are scheduled to be 1.875% of the cumulative amount drawn on the Mortgage Facilities each quarter end through September 30, 2027, with the remaining balances due on the November 17, 2027 maturity date. We have the right to prepay outstanding principal on the Mortgage Facilities at any time without premium or penalty provided the prepayment amount exceeds $0.5 million.
The Mortgage Facilities contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the Mortgage Facilities permits quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default (as defined in the Mortgage Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Mortgage Facility.
On December 27, 2024, we entered into a Credit Agreement between, among others, the Company and PNC Bank, National Association, as administrative agent, which established a syndicated mortgage loan facility (the “Sidecar Facility”) providing an incremental $149.1 million of term loan commitments. The Sidecar Facility matures on November 17, 2027. Though the Sidecar Facility is distinct and separate from the Mortgage Facility, the two facilities contain similar terms and conditions, are coterminous, and use the same interest rate and pricing grid.
As of December 31, 2024, we had $366.8 million of outstanding borrowings and $95.0 million available for revolving loans under the Mortgage Facility. In addition, we had no outstanding borrowings and $44.1 million available for future term loans under the Sidecar Facility based upon the appraised value of the underlying pledged collateral at closing.
Mortgage Notes to Finance Companies
As of December 31, 2024, the weighted-average interest rate of our other outstanding mortgage notes (excluding the Mortgage Facility) was 3.70% (a decrease from 5.14% as of December 31, 2023) and the total outstanding mortgage principal balance of these notes (excluding the Mortgage Facility) was approximately $96.1 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2025 to 2033.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with: (1) certain manufacturer captive finance companies (classified as notes payable - floor plan - trade in the accompanying consolidated balance sheets) and (2) a syndicate of manufacturer-affiliated captive finance companies and commercial banks (classified as notes payable - floor plan - non-trade in the accompanying consolidated balance sheets). These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, as applicable. The weighted-average interest rate for our new and used vehicle floor plan facilities was 6.51% and 6.49% for 2024 and 2023, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $65.6 million and $59.2 million in manufacturer assistance in 2024 and 2023, respectively, and recognized in cost of sales approximately $64.2 million and $58.7 million in manufacturer assistance in 2024 and 2023, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles. The total notes payable - floor plan balance of approximately $1.9 billion as of December 31, 2024 is classified as current liabilities in the accompanying consolidated balance sheet as of such date.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Covenants
The Credit Facilities Mortgage Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. The Credit Facilities and the Mortgage Facilities also contain limitations on our ability to pledge assets to third parties, subject to certain stated exceptions.
We were in compliance with the financial covenants under the Credit Facilities and Mortgage Facilities as of December 31, 2024, which include the following:

	Covenant
	Consolidated Fixed Charge Coverage Ratio	Consolidated Total Lease Adjusted Leverage Ratio
Required Ratio	≥1.20	≤5.75
Ratio as of December 31, 2024	2.15	3.07
The Credit Facilities and the Mortgage Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the Credit Facilities and the Mortgage Facilities.
After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2024, we had approximately $340.9 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants as of December 31, 2024.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the Credit Facilities and the Mortgage Facilities with the exception of one additional financial covenant related to the ratio of EBITDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2024, the ratio was 12.88 to 1.00.
See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for discussion of the Credit Facilities.
Acquisitions and Dispositions
During 2024, we acquired two businesses in our Franchised Dealerships Segment and one business (consisting of two locations) in our Powersports Segment for approximately $55.3 million, including inventory acquired and subsequently funded by floor plan notes payable. We terminated two luxury franchised dealerships and disposed of two mid-line import franchised dealerships, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital expenditures for 2024 were approximately $187.3 million, including approximately $182.5 million related to our Franchised Dealerships Segment, approximately $1.0 million related to our EchoPark Segment and approximately $3.9 million related to our Powersports Segment. Of the total capital expenditures, approximately $119.6 million was related to facility construction projects, approximately $19.0 million was related to acquisitions of real estate (land and buildings), and approximately $48.8 million was for other fixed assets utilized in our operations. All of the $187.3 million in gross capital expenditures in 2024 was funded through cash from operations. As of December 31, 2024, commitments for facility construction projects totaled approximately $23.3 million.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During 2024, we repurchased approximately 0.6 million shares of our Class A Common Stock for approximately $34.4 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of December 31, 2024, our total remaining repurchase authorization was approximately $252.3 million. Under the Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2024, we had approximately $340.9 million of net income and retained earnings free of such restrictions.
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
Dividends
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $1.25 per share during 2024. Subsequent to December 31, 2024, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.35 per share for stockholders of record on March 14, 2025 to be paid on April 15, 2025. The Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.12 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. In addition, dividends greater than $0.18 per share are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2024, we had approximately $340.9 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $109.2 million for 2024. The cash provided by operations for 2024 consisted primarily of net income (less non-cash items) and an increase in other assets and trade accounts payable, partially offset by a decrease in inventories. Net cash used in operating activities was approximately $15.7 million for 2023. The cash used in operations for 2023 consisted primarily of an increase in inventories and an increase in receivables, offset partially by net income (less non-cash items), an increase in notes payable - floor plan - trade and an increase in trade accounts payable.

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
Net cash provided by combined trade and non-trade floor plan financing was approximately $269.6 million for 2024. Net cash used in combined trade and non-trade floor plan financing was approximately $372.1 million for 2023. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $367.3 million and $319.2 million for 2024 and 2023, respectively.
Cash Flows from Investing Activities - Net cash used in investing activities was approximately $178.3 million and $218.7 million for 2024 and 2023, respectively. The use of cash during 2024 was comprised primarily of the purchase of land, property and equipment and the purchase of three businesses (including real property), net of cash acquired, offset partially by the proceeds from the sale of two franchised dealerships. The use of cash during 2023 was comprised primarily of the purchase of a powersports business (including real property), net of cash acquired, and purchases of land, property and equipment, offset partially by the proceeds from the sale of four franchised dealerships.
The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships.
Cash Flows from Financing Activities - Net cash provided by financing activities was approximately $84.3 million and $34.1 million for 2024 and 2023, respectively. For 2024, cash provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade, offset partially by scheduled principal payments of long-term debt. For 2023, cash provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade, offset partially by the repurchases of treasury stock and scheduled principal payments of long-term debt.
During 2024, we generated net proceeds from mortgage financing (excluding the effects of any refinancing with zero net proceeds) in the amount of approximately $78.0 million as required under the Delayed Draw Credit Facility in order to achieve full utilization.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income (loss)				$216.0				$178.2
Income tax (benefit) expense				40.1				63.7
Income (loss) before taxes	$256.4	$0.8	$(1.1)	$256.1	$447.0	$(210.8)	$5.7	$241.9
Non-floor plan interest (1)	107.0	2.6	2.6	112.2	103.2	3.2	1.7	108.1
Depreciation & amortization (2)	130.0	21.6	4.3	155.9	118.8	26.6	3.4	148.8
Stock-based compensation expense	21.3	—	—	21.3	23.3	—	—	23.3
Loss (gain) on exit of leased dealerships	—	(3.0)	—	(3.0)	—	4.3	—	4.3
Impairment charges	1.2	2.7	—	3.9	1.0	78.3	—	79.3
Loss on debt extinguishment	0.6	—	—	0.6	—	—	—	—
Severance and long-term compensation charges	2.2	2.9	0.5	5.6	—	5.1	—	5.1
Acquisition and disposition-related (gain) loss	(3.8)	(2.5)	—	(6.3)	(20.7)	0.3	—	(20.4)
Closed store accrued expenses	—	2.1	—	2.1	—	—	—	—
Storm damage charges	8.3	—	—	8.3	1.9	—	—	1.9
Used vehicle inventory valuation adjustment	—	—	—	—	—	10.0	—	10.0
Excess compensation related to CDK outage	13.0	0.4	—	13.4	—	—	—	—
Cyber insurance proceeds	(10.0)	—	—	(10.0)	—	—	—	—
Adjusted EBITDA (3)	$526.2	$27.6	$6.3	$560.1	$674.5	$(83.0)	$10.8	$602.3
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
(3)Adjusted EBITDA is a non-GAAP financial measure.
Future Liquidity Outlook
Our future contractual obligations are as follows, based on the earlier of stated contractual obligation or possible expected payment date:

	2025	Thereafter
	(In millions)
Notes payable - floor plan	$1,939.3	$—
Long-term debt (1)	76.1	1,536.8
Letters of credit	11.5	—
Estimated interest payments on floor plan facilities (2)	19.6	—
Estimated interest payments on long-term debt	77.7	352.4
Operating leases (net of sublease proceeds)	47.3	338.5
Construction contracts	23.3	—
Other purchase obligations (3)	1.7	3.2
Liability for uncertain tax positions (4)	0.5	5.0
Total	$2,197.1	$2,235.9
(1)Long-term debt amounts consist only of principal obligations, excluding debt issuance costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(2)Floor plan facility balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2024 floor plan facility balance, the weighted-average interest rate for the three months ended December 31, 2024 of 6.09% and the assumption that floor plan balances at December 31, 2024 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.
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

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with the availability of borrowings under our floor plan facilities (or any replacements thereof), the Credit Facilities (or any replacements thereof), the Mortgage Facilities (or any replacements thereof) and real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
Seasonality
Our operations are subject to seasonal variations. Due in part to our franchised dealerships brand mix, the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Due to the abnormal effects of the COVID-19 pandemic on the automotive supply chain and a subsequent recovery of inventory levels, in addition to the effects of other macroeconomic conditions, this historical seasonality did not play out in 2023 or 2024 and may not hold true in 2025. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of December 31, 2024, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $3.7 million. Future sublease payments expected to be received related to these lease payments were approximately $3.9 million at December 31, 2024.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $2.2 million as of December 31, 2024 and there was not any material exposure with respect to these indemnifications as of December 31, 2023. These indemnifications typically expire within a period of one to three years following the date of sale.
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
There were no significant liabilities related to legal matters as of December 31, 2024 and December 31, 2023.

SONIC AUTOMOTIVE, INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate floor plan facilities, Revolving Credit Facility, and Mortgage Facilities expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments, after considering the effect of outstanding cash flow hedge instruments, was approximately $2.0 billion at December 31, 2024. Based on that amount along with the notional value of interest rate caps in place on that date, a decrease of 100 basis points in the underlying interest rates would have reduced interest expense by approximately $19.9 million while a 100 basis point increase in rates would have resulted in approximately $18.2 million of additional interest expense for the 12 months ended December 31, 2024. Of those changes, approximately $16.2 million of the decrease and approximately $14.5 million of the increase would have resulted from the floor plan, net of offset. The difference between the increases and decreases results from the mitigating effect of the interest rate caps discussed below.
As of both December 31, 2024 and 2023, we had interest rate cap agreements designated as hedging instruments to limit our exposure to increases in one-month Term SOFR above certain levels. Under the terms of the interest rate cap agreements, interest rates reset monthly. The fair value of the outstanding interest rate cap position was $0.0 million at December 31, 2024 and a net asset of approximately $1.0 million at December 31, 2023, included in other assets in the accompanying consolidated balance sheet as of such date. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$500.0	5.000%	one-month Term SOFR	February 26, 2024	February 26, 2025
(1)Under these interest rate caps, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of operations.
(2)One-month Term SOFR was approximately 4.332% at December 31, 2024.
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

SONIC AUTOMOTIVE, INC.
Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate caps are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total	Asset (Liability) Fair Value
	(In millions)
Long-term debt:
Fixed rate maturities	$55.9	$21.8	$1.9	$14.2	$651.0	$501.4	$1,246.2
Fixed rate outstanding (1)	$1,246.1	$1,190.2	$1,168.5	$1,166.6	$1,152.4	$501.4		$1,135.6
Average rate on fixed outstanding debt (1)	4.66%	4.70%	4.73%	4.73%	4.73%	4.87%
Variable rate maturities	$20.2	$30.4	$316.2	$—	$—	$—	$366.8
Variable rate outstanding (1)	$366.8	$346.5	$316.2	$—	$—	$—		$366.8
Average rate on variable outstanding debt (1)	5.83%	5.83%	5.83%	—%	—%	N/A
Cash flow hedge instruments:
Interest rate cap notional maturities	$500.0	$—	$—	$—	$—	$—
Interest rate cap notional outstanding (1)	$500.0	$—	$—	$—	$—	$—		$—
Average interest income rate on interest rate cap notional outstanding (1)	—%	—%	—%	—%	—%	N/A
(1)Based on amounts outstanding at January 1 of each respective period.

SONIC AUTOMOTIVE, INC.
Item 8.  Financial Statements and Supplementary Data.
Our consolidated financial statements and the related notes thereto begin on page F-4 herein.
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Our CEO and our CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Insider Trading Arrangements
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

SONIC AUTOMOTIVE, INC.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers” and is incorporated herein by reference. The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors” and “Additional Corporate Governance and Other Information - Code of Business Conduct and Ethics, Corporate Governance Guidelines, Categorical Standards and Committee Charters” in the definitive proxy statement (to be filed hereafter) for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).
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

SONIC AUTOMOTIVE, INC.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The exhibits and other documents filed as part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:
1.Financial Statements: Consolidated balance sheets as of December 31, 2024 and 2023; consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022; consolidated statements of comprehensive operations for the years ended December 31, 2024, 2023 and 2022; consolidated statements of stockholders’ equity for the years ended December 31, 2024, 2023 and 2022; and consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022.
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

10.8
First Amendment to Credit Agreement, dated as of March 26, 2020, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13395)).

10.9
Second Amendment to Credit Agreement, dated as of June 17, 2021, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13395)).

10.10
Third Amendment to Credit Agreement, dated as of October 11, 2021, among Sonic Automotive, Inc.; each lender a party thereto; and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 13, 2021 (File No. 001-13395)).

10.11
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

10.12
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
10.14
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

10.16
Credit Agreement, dated as of December 27, 2024, among Sonic Automotive, Inc.; the subsidiaries of Sonic Automotive, Inc. named therein; each lender party thereto; and PNC Bank, National Association, as administrative agent and a lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 3, 2025 (File No. 001-13395)).

10.17
Subsidiary Guaranty Agreement, dated as of December 27, 2024, among the subsidiaries of Sonic Automotive, Inc. named therein, as guarantors, to PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 3, 2025 (File No. 001-13395)).

10.18
Form of Promissory Note, dated December 27, 2024, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 3, 2025 (File No. 001-13395)).

10.19
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

10.26
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

10.28
Second Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-13395)). (1)

10.29
Third Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2015 (File No. 001-13395)). (1)

10.30
Fourth Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan, effective April 1, 2018 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-13395)). (1)

10.31
Sonic Automotive, Inc. 2012 Stock Incentive Plan, amended and restated as of February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 3, 2021 (File No. 001-13395)). (1)

SONIC AUTOMOTIVE, INC.

Exhibit No.	Description
10.32
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

10.44
Sonic Automotive, Inc. Director Compensation Policy, effective April 29, 2020 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13395)). (1)

10.45
Employment Agreement of Heath R. Byrd, dated October 18, 2007, as amended December 19, 2008 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13395)). (1)

10.46	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)
19*	Sonic Automotive, Inc. Insider Trading Policy.
21.1*	Subsidiaries of Sonic Automotive, Inc.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of KPMG LLP.
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SONIC AUTOMOTIVE, INC.

Exhibit No.	Description
97.1*	Sonic Automotive, Inc. Executive Incentive Compensation Recoupment Policy. (1)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________

*	Filed herewith.
**	Furnished herewith.
***	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sonic agrees to furnish supplementally copies of any of the omitted schedules (or similar attachments) to the SEC or the SEC staff upon request.
(1) Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.
Item 16.  Form 10-K Summary.
None.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.
February 19, 2025	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID BRUTON SMITH	Chairman and Chief Executive Officer	February 19, 2025
David Bruton Smith	(Principal Executive Officer)

/s/ JEFF DYKE	President and Director	February 19, 2025
Jeff Dyke

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 19, 2025
Heath R. Byrd	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM I. BELK	Director	February 19, 2025
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 19, 2025
William R. Brooks

/s/ MICHAEL HODGE	Director	February 19, 2025
Michael Hodge

/s/ KERI A. KAISER	Director	February 19, 2025
Keri A. Kaiser

/s/ B. SCOTT SMITH	Director	February 19, 2025
B. Scott Smith

/s/ MARCUS G. SMITH	Director	February 19, 2025
Marcus G. Smith

/s/ R. EUGENE TAYLOR	Director	February 19, 2025
R. Eugene Taylor

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Sonic Automotive, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 19, 2025

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Sonic Automotive, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sonic Automotive, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 19, 2025 expressed an unqualified opinion on those financial statements.
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
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sonic Automotive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows of Sonic Automotive, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2014 to 2023.
Charlotte, North Carolina
February 17, 2023, except for Note 14, as to which the date is February 19, 2025.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$44.0	$28.9
Receivables, net	495.9	528.1
Inventories	1,957.7	1,578.3
Other current assets	387.9	385.1
Total current assets	2,885.5	2,520.4
Property and Equipment, net	1,606.9	1,601.0
Goodwill	358.5	253.8
Other Intangible Assets, net	430.3	417.4
Operating Right-of-Use Lease Assets	224.3	222.6
Finance Right-of-Use Lease Assets	317.2	236.6
Other Assets	73.0	112.8
Total Assets	$5,895.7	$5,364.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$165.6	$152.1
Notes payable - floor plan - non-trade	1,773.7	1,520.6
Trade accounts payable	172.0	149.8
Operating short-term lease liabilities	25.6	29.9
Finance short-term lease liabilities	11.9	10.2
Other accrued liabilities	412.8	370.2
Current maturities of long-term debt	76.1	60.1
Total current liabilities	2,637.7	2,292.9
Long-Term Debt	1,511.9	1,616.5
Other Long-Term Liabilities	119.7	89.6
Operating Long-Term Lease Liabilities	220.1	219.2
Finance Long-Term Lease Liabilities	344.0	254.5
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 69,396,726 shares issued and 22,084,634 shares outstanding at December 31, 2024; 68,618,393 shares issued and 21,931,785 shares outstanding at December 31, 2023	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2024 and 2023	0.1	0.1
Paid-in capital	884.6	855.4
Retained earnings	1,412.0	1,238.6
Accumulated other comprehensive income (loss)	3.8	1.6
Treasury stock, at cost; 47,312,092 Class A Common Stock shares held at December 31, 2024 and 46,686,608 Class A Common Stock shares held at December 31, 2023	(1,238.9)	(1,204.5)
Total Stockholders’ Equity	1,062.3	891.9
Total Liabilities and Stockholders’ Equity	$5,895.7	$5,364.6
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$6,507.5	$6,304.6	$5,622.6
Fleet new vehicles	95.3	92.2	99.4
Total new vehicles	6,602.8	6,396.8	5,722.0
Used vehicles	4,780.1	5,213.6	5,515.4
Wholesale vehicles	287.1	318.8	484.9
Total vehicles	11,670.0	11,929.2	11,722.3
Parts, service and collision repair	1,846.5	1,759.5	1,599.7
Finance, insurance and other, net	707.8	683.7	679.1
Total revenues	14,224.3	14,372.4	14,001.1
Cost of Sales:
Retail new vehicles	(6,119.1)	(5,769.2)	(4,959.8)
Fleet new vehicles	(92.3)	(88.2)	(94.5)
Total new vehicles	(6,211.4)	(5,857.4)	(5,054.3)
Used vehicles	(4,609.4)	(5,062.4)	(5,334.6)
Wholesale vehicles	(293.1)	(321.4)	(488.0)
Total vehicles	(11,113.9)	(11,241.2)	(10,876.9)
Parts, service and collision repair	(917.6)	(885.5)	(807.2)
Total cost of sales	(12,031.5)	(12,126.7)	(11,684.1)
Gross profit	2,192.8	2,245.7	2,317.0
Selling, general and administrative expenses	(1,577.0)	(1,600.5)	(1,555.1)
Impairment charges	(3.9)	(79.3)	(320.4)
Depreciation and amortization	(150.4)	(142.3)	(127.5)
Operating income	461.5	423.6	314.0
Other income (expense):
Interest expense, floor plan	(86.9)	(67.2)	(34.3)
Interest expense, other, net	(118.0)	(114.6)	(89.9)
Other income (expense), net	(0.5)	0.1	0.2
Total other income (expense)	(205.4)	(181.7)	(124.0)
Income before taxes	256.1	241.9	190.0
Provision for income taxes - benefit (expense)	(40.1)	(63.7)	(101.5)
Net income	$216.0	$178.2	$88.5
Basic earnings per common share:
Earnings per common share	$6.34	$5.09	$2.29
Weighted-average common shares outstanding	34.1	35.0	38.7
Diluted earnings per common share:
Earnings per common share	$6.18	$4.97	$2.23
Weighted-average common shares outstanding	35.0	35.9	39.7
    (1) Cost of sales is exclusive of depreciation and amortization shown separately below.
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net income	$216.0	$178.2	$88.5
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	1.0	0.1	(0.5)
Pension actuarial income (loss)	2.0	(0.1)	4.6
Total other comprehensive income (loss) before taxes	3.0	—	4.1
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(0.8)	—	(1.2)
Other comprehensive income (loss)	2.2	—	2.9
Comprehensive income (loss)	$218.2	$178.2	$91.4

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2021	66.5	$0.7	(37.8)	$(765.0)	12.0	$0.1	$790.2	$1,051.7	$(1.3)	$1,076.4
Shares awarded under stock compensation plans	1.1	—	—	—	—	—	8.7	—	—	8.7
Purchases of treasury stock	—	—	(5.6)	(261.9)	—	—	—	—	—	(261.9)
Effect of cash flow hedge instruments, net of tax benefit of $0.1	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Pension actuarial income, net of tax expense of $1.3	—	—	—	—	—	—	—	—	3.3	3.3
Restricted stock amortization	—	—	—	—	—	—	20.5	—	—	20.5
Net income	—	—	—	—	—	—	—	88.5	—	88.5
Class A dividends declared ($1.03 per share)	—	—	—	—	—	—	—	(27.5)	—	(27.5)
Class B dividends declared ($1.03 per share)	—	—	—	—	—	—	—	(12.4)	—	(12.4)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	1.0	—	—	—	—	—	12.7	—	—	12.7
Purchases of treasury stock	—	—	(3.3)	(177.6)	—	—	—	—	—	(177.6)
Effect of cash flow hedge instruments, net of tax expense	—	—	—	—	—	—	—	—	0.1	0.1
Pension actuarial loss, net of tax benefit	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Restricted stock amortization	—	—	—	—	—	—	23.3	—	—	23.3
Net income	—	—	—	—	—	—	—	178.2	—	178.2
Class A dividends declared ($1.16 per share)	—	—	—	—	—	—	—	(26.0)	—	(26.0)
Class B dividends declared ($1.16 per share)	—	—	—	—	—	—	—	(13.9)	—	(13.9)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9
Shares awarded under stock compensation plans	0.8	—	—	—	—	—	5.7	—	—	5.7
Purchases of treasury stock	—	—	(0.6)	(34.4)	—	—	—	—	—	(34.4)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.7	0.7
Pension actuarial income, net of tax expense of $0.6	—	—	—	—	—	—	—	—	1.5	1.5
Restricted stock amortization	—	—	—	—	—	—	23.5	—	—	23.5
Net income	—	—	—	—	—	—	—	216.0	—	216.0
Class A dividends declared ($1.25 per share)	—	—	—	—	—	—	—	(27.6)	—	(27.6)
Class B dividends declared ($1.25 per share)	—	—	—	—	—	—	—	(15.0)	—	(15.0)
Balance at December 31, 2024	69.4	$0.7	(47.3)	$(1,238.9)	12.0	$0.1	$884.6	$1,412.0	$3.8	$1,062.3

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216.0	$178.2	$88.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	130.4	124.2	113.9
Debt issuance cost amortization	5.8	6.5	5.2
Stock-based compensation expense	23.5	23.3	20.5
Deferred income taxes	(29.1)	(18.6)	(12.7)
Asset impairment charges	3.9	79.3	320.4
Gain on acquisition of equity interest	(3.5)	—	—
Gain on disposal of dealerships and property and equipment	0.6	(18.4)	(10.8)
Other	(0.2)	0.6	1.5
Changes in assets and liabilities that relate to operations:
Receivables	42.6	(57.0)	(50.4)
Inventories	(358.3)	(375.2)	81.4
Other assets	47.0	4.0	(140.7)
Notes payable - floor plan - trade	11.5	37.2	25.1
Trade accounts payable and other liabilities	19.0	0.2	(35.8)
Total adjustments	(106.8)	(193.9)	317.6
Net cash provided by (used in) operating activities	109.2	(15.7)	406.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(54.8)	(75.1)	(102.3)
Purchases of land, property and equipment	(187.3)	(203.6)	(227.1)
Proceeds from sales of property and equipment	55.6	7.8	29.7
Proceeds from sales of dealerships	8.2	52.2	—
Net cash used in investing activities	(178.3)	(218.7)	(299.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	258.1	334.9	(65.9)
Borrowings on revolving credit facilities	77.5	61.4	—
Repayments on revolving credit facilities	(77.5)	(61.4)	—
Proceeds from issuance of long-term debt	78.0	—	327.0
Debt issuance costs	(8.2)	(1.7)	(8.1)
Principal payments of long-term debt	(164.8)	(79.9)	(133.5)
Reduction of finance lease liabilities	(9.3)	(14.3)	(8.4)
Purchases of treasury stock	(34.4)	(177.6)	(261.9)
Issuance of shares under stock compensation plans	5.7	12.7	8.7
Dividends paid	(40.8)	(40.0)	(34.5)
Net cash provided by (used in) financing activities	84.3	34.1	(176.6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15.1	(200.3)	(70.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28.9	229.2	299.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$44.0	$28.9	$229.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including amount capitalized	$199.2	$172.2	$116.9
Income taxes	$35.7	$86.3	$126.3

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Organization and Business - Sonic Automotive, Inc. (“Sonic,” the “Company,” “we,” “us” or “our”) is one of the largest automotive retailers in the United States (“U.S.”) (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2024: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2024, we operated 108 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 15 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 133 new vehicle franchises (representing 25 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores operating in 10 states. The Powersports Segment consists of 11 franchises and four authorized retail outlets in three states.
The Franchised Dealerships Segment provides comprehensive sales and services, including: (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, manufacturer warranty repairs, and paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of third-party financing, extended warranties, service contracts, insurance and other aftermarket products (collectively, “F&I”) for our guests. The EchoPark Segment sells used cars and light trucks and arranges third-party F&I product sales for our guests in pre-owned vehicle specialty retail locations, and does not offer customer-facing Fixed Operations services. The Powersports Segment offers guests: (1) sales of both new and used powersports vehicles (such as motorcycles, personal watercraft and all-terrain vehicles); (2) Fixed Operations activities; and (3) third party F&I services. All three segments generally operate independently of one another, with the exception of certain shared back-office functions and corporate overhead costs.
Recent Accounting Pronouncements - In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after December 15, 2024. We have implemented the provisions of the ASU 2023-07. See Note 14, “Segment Information,” to the accompanying consolidated financial statements for the expanded disclosures required by ASC Topic 280.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require the disclosure of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities. It also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.
Principles of Consolidation - All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method as of and for the years ended December 31, 2022 and 2023. The remaining 50% of this dealership was purchased in the fourth quarter of 2024 and its balance sheet is fully consolidated as of December 31, 2024 and its operating results are included in the consolidated statement of operations from the acquisition date through December 31, 2024. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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
The accompanying consolidated balance sheets as of December 31, 2024 and 2023 include approximately $8.0 million and $12.0 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $13.2 million and $19.8 million related to contract assets from F&I retro revenues recognition in other assets as of December 31, 2024 and 2023, respectively. Changes in contract assets from December 31, 2023 to December 31, 2024 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods.
Out-of-Period Adjustment for Correction of Errors — In the third quarter of 2024, Sonic identified errors in its previously issued financial statements. These errors have been corrected in the condensed consolidated financial statements included in Form 10-Q for the three and nine months ended September 30, 2024, through a cumulative out-of-period adjustment. Sonic has determined that these errors are not material to the previously issued financial statements, and the cumulative out-of-period adjustment for the correction of these errors is also not material to the financial statements for the three and nine months ended September 30, 2024 or the year ended December 31, 2024. Below is a summary of the corrected errors and their cumulative impact.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2022 when the Company completed its purchase accounting for the 2021 stock acquisition of RFJ Auto Partners, Inc., the Company failed to recognize deferred income tax liabilities associated with franchise assets recorded in purchase accounting. According to ASC 805-740-23-3, a deferred tax liability or asset should be recognized for an acquired entity’s taxable or deductible temporary difference, except for differences relating to the portion of goodwill for which amortization is not deductible for tax purposes. This understated goodwill and deferred income tax liabilities by $93.5 million. In addition, due to the absence of deferred income tax liabilities related to these franchise assets, the 2022 impairment of certain of these franchise assets did not include a reduction in the related deferred income tax liabilities leading to an overstatement of income tax expense by $31.0 million. Sonic corrected these errors in the third quarter of 2024 by recording an increase in goodwill of $93.5 million, increasing deferred income tax liabilities by $62.5 million and recording a benefit to deferred income tax expense of $31.0 million.
Floor Plan Assistance - We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. This assistance reduces the carrying value of our new vehicle inventory and is recognized as a reduction of cost of sales at the time the associated inventory is sold. Amounts recognized as a reduction of cost of sales were approximately $64.2 million, $58.7 million and $51.5 million in 2024, 2023 and 2022, respectively.
Contracts in Transit - Contracts in transit represent finance contracts evidencing loans or lease agreements between us, as creditor, and the guest, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given us initial, non-binding approval to assume our position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the guest at the dealership. These finance contracts are typically funded within 10 days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the guest until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the guest to us. Contracts in transit are included in receivables, net on the accompanying consolidated balance sheets and totaled approximately $246.5 million and $275.6 million at December 31, 2024 and 2023, respectively.
Accounts Receivable - In addition to contracts in transit, our accounts receivable primarily consists of amounts due from automobile manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We evaluate receivables for collectability based on the age of the receivable, the credit history of the third party, past collection experience, current economic conditions, and reasonable and supportable forecasts of future conditions. The recorded allowance for doubtful accounts receivable was not significant at December 31, 2024 and 2023.
Receivables, net consist of the following:

	December 31, 2024	December 31, 2023
	(In millions)
Contracts in transit	$246.5	$275.6
Manufacturer and warranty receivables	130.4	105.3
Other receivables	119.0	147.2
Receivables, net	$495.9	$528.1
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
We review the carrying value of property and equipment and other long-lived assets (including related right-of-use assets for leased properties, but excluding goodwill and other intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, we compare the carrying amount of the asset to the estimated undiscounted cash flows related to that asset. We conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If we determine an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, we determine fair value by using a discounted cash flow (“DCF”) model. Fixed asset impairments for the year ended December 31, 2024 were approximately $3.9 million, which was related to the sale of real estate and capitalized IT project write-off costs and property associated with our decision to close the remaining Northwest Motorsport stores in January 2024. Fixed asset impairments for the year ended December 31, 2023 were approximately $42.7 million, the majority of which related to our decisions to indefinitely suspend operations at certain locations with our EchoPark Segment and to close certain Northwest Motorsport stores. Fixed asset impairments for the year ended December 31, 2022 were approximately $1.1 million, related primarily to the abandonment of certain construction projects in our Franchised Dealerships Segment. See Note 4, “Property and Equipment,” for further discussion of impairment charges.
Derivative Instruments and Hedging Activities - We utilize derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. We document our risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge. As of December 31, 2024, we utilized interest rate cap agreements to limit our exposure to increases in one-month Term Secured Overnight Financing Rate (“SOFR”) above certain levels. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.
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
For purposes of goodwill impairment testing, we have three reporting units, which consist of: (1) our traditional franchised dealerships, (2) our EchoPark stores and (3) our powersports stores. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. We utilized the DCF method to estimate the enterprise value of each reporting unit. The significant assumptions in our DCF model include projected revenues, margin, terminal growth rate, discount rates and a market capitalization reconciliation. As a result of our April 30, 2024 annual test, we determined it was more likely than not that the fair value of each reporting unit was greater than its carrying value. We were not required to record goodwill impairment for any of our reporting units during 2024. As a result of our April 30, 2023 annual test, we determined it was more likely than not that the fair value of each reporting unit was greater than its carrying value, therefore, we were not required to record goodwill impairment for any of our reporting units during 2023. As a result of our October 1, 2022 annual test, we determined that the carrying value of the EchoPark reporting unit exceeded the fair value of the reporting unit. We determined that the franchised dealership reporting unit passed by a significant margin, but the EchoPark reporting unit was impaired. Based on this assessment, we determined that the EchoPark reporting unit goodwill amount of $202.9 million was fully impaired and recorded such impairment in the accompanying consolidated statements of operations during the fourth quarter of 2022. We determined that no impairment existed for either the franchised dealerships or powersports reporting units as of October 1, 2022. See Note 5, “Goodwill and Intangible Assets,” for further discussion of goodwill.
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
As a result of our impairment testing as of April 30, 2024, we determined the fair value of the franchise assets for each of our franchises exceeded the carrying value of the franchise assets for all of our franchises, resulting in no franchise asset impairment charges during 2024. As of a result of our impairment testing as of April 30, 2023, we determined the fair value of the franchise assets for each of our franchises exceeded the carrying value of the franchise assets for all of our franchises, resulting in no franchise asset impairment charges during 2023. As a result of our impairment testing as of October 1, 2022, we determined that several of our recently acquired franchise assets’ fair values did not exceed the carrying values, resulting in $116.4 million in franchise asset impairment charges recorded in the consolidated statements of operations during the fourth quarter of 2022. After the effect of impairment charges, the carrying value of our franchise assets totaled approximately $396.7 million at December 31, 2022, and is included in other intangible assets, net in the accompanying consolidated balance sheet as of such date. See Note 5, “Goodwill and Intangible Assets,” for further discussion of franchise and dealer agreements.
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
Concentrations of Credit and Business Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash on deposit with financial institutions, which may exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to receivables from automobile manufacturers, totaling approximately $130.4 million and $105.3 million at December 31, 2024 and 2023, respectively, and receivables from financial institutions (which include manufacturer-affiliated captive finance companies and commercial banks) and third-party warranty and insurance product providers, totaling approximately $279.6 million and $317.9 million at December 31, 2024 and 2023, respectively. We work with a single third-party provider for the majority of our extended warranties, service contracts and other aftermarket products. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.
We are subject to a concentration of risk in the event of financial distress or other adverse events related to any of the automobile manufacturers whose franchised dealerships are included in our brand portfolio. BMW accounted for 20% of our total retail automotive dealership revenues as of all three years ending December 31, 2024, 2023, and 2022, and Mercedes franchises accounted for 11%, 11%, and 10% of our total retail automotive dealership revenues as of December 31, 2024, 2023, and 2022, respectively. We purchase our new vehicle inventory from various automobile manufacturers at the prevailing prices available to all franchised dealerships. In addition, we finance a portion of our new and used vehicle inventory with manufacturer-affiliated captive finance companies. Our results of operations could be adversely affected by the manufacturers’ inability to supply our dealerships with an adequate supply of new vehicle inventory and related floor plan financing. We also have concentrations of risk related to the geographic markets in which our dealerships or stores operate. Changes in overall economic, retail automotive or regulatory environments in one or more of these markets could adversely impact the results of our operations.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments and Market Risks - As of December 31, 2024 and 2023, the fair values of our financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of our fixed rate long-term debt and other financial instruments.
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
Advertising - We expense advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $84.5 million, $92.2 million and $95.4 million for 2024, 2023 and 2022, respectively, and is classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
We have cooperative advertising reimbursement agreements with certain automobile manufacturers we represent. These agreements require us to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not we would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $34.7 million, $34.7 million and $30.8 million for 2024, 2023 and 2022, respectively.
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
Earnings Per Share - The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards). The total dilutive effect of these outstanding equity awards was 0.9 million shares, 0.9 million shares and 1.0 million shares for 2024, 2023 and 2022, respectively.
2. Business Acquisitions and Dispositions
Acquisitions
During 2024, in an effort to expand and diversify our business, we acquired two businesses in our Franchised Dealerships Segment: North Point Volvo and Audi New Orleans. Additionally, we acquired one business (consisting of two locations) in our Powersports Segment: Motorcycles of Charlotte and Motorcycles of Greensboro. The preliminary aggregate gross purchase price of the businesses (including inventory acquired and subsequently funded by floor plan notes payable) was approximately $55.3 million. For North Point Volvo, we purchased the remaining 50% interest that was previously accounted for under the equity method. The purchase price of this acquisition was allocated based on information currently available to the tangible and intangible assets acquired and liabilities assumed utilizing the stock acquisition method of accounting. The acquisition of the remaining 50% interest represented $21.1 million of the total aggregate gross purchase price and included inventory of approximately $10.7 million, property and equipment of approximately $0.2 million, goodwill of approximately $3.5 million, franchise assets of $6.0 million, real estate of approximately $12.4 million, other assets of approximately $1.7 million, and other liabilities of approximately $3.0 million. Due to the acquisition of the remaining 50% of interest, we have recognized a gain of $3.5 million on the initial investment recorded. The allocation of the remaining $34.2 million of the total aggregate gross purchase price of the two other businesses included inventory of approximately $17.2 million, right-of-use assets of $13.3 million, property and equipment of approximately $0.3 million, franchise assets of approximately $6.9 million, goodwill of approximately $7.8 million, real estate of approximately $5.2 million, other assets of approximately $0.1 million, lease liabilities of $13.3 million, and other liabilities of approximately $3.3 million.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements of operations include revenue and earnings attributable to the businesses acquired during 2024 of approximately $19.6 million and $4.0 million, respectively. Acquisition costs recognized as an expense in the 2024 consolidated statements of operations related to these acquisitions were immaterial. Additionally, the total amount of goodwill from these acquisitions that is expected to be deductible for tax purposes related to these acquisitions is approximately $16.6 million.
The following unaudited pro forma summary presents consolidated information as if the 2024 acquisitions had occurred on January 1, 2023:

	Year Ended December 31,
	2024	2023
	(In millions)
Revenue	$14,325.6	$14,537.6
Income before taxes	$258.7	$242.3
During 2023, we acquired one business (consisting of five locations) in our Powersports Segment for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The allocation of the approximately $75.1 million aggregate gross purchase price included inventory of approximately $11.1 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.9 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million.
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
Dispositions
During 2024, we terminated two luxury franchised dealerships and disposed of two mid-line import franchised dealerships, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment. The disposal of two mid-line import franchised dealerships generated net cash of approximately $8.2 million. Pre-tax loss for Northwest Motorsport stores included in continuing operations for the years ended December 31, 2024, 2023 and 2022 were $8.0 million, $24.0 million and $125.1 million, respectively. During 2023, we disposed of one luxury franchised dealership, one domestic franchised dealership, and one mid-line import franchised dealership which generated net cash of approximately $52.2 million. We did not dispose of any businesses in 2022. In conjunction with dealership dispositions, we have agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not have been known at the time of sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2024, we did not have any dealerships classified as held for sale.
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
3. Inventories and Related Notes Payable - Floor Plan
Inventories consist of the following:

	December 31, 2024	December 31, 2023
	(In millions)
New vehicles	$1,146.0	$799.6
Used vehicles	514.4	505.7
Service loaners (1)	184.9	172.7
Parts, accessories and other	112.4	100.3
Inventories	$1,957.7	$1,578.3
(1)Service loaner inventory includes approximately $31.7 million and $22.7 million as of December 31, 2024 and December 31, 2023, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable, floor plan - trade on the accompanying consolidated balance sheets.
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with either: (1) certain manufacturer captive finance companies or (2) a syndicate of manufacturer-affiliated captive finance companies and commercial banks. We also use these floor plan facilities to finance the acquisition of new and certain used vehicle inventory as part of acquisitions of dealerships. These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, depending on the lender arrangement. The weighted-average interest rate for our new vehicle floor plan facilities was 6.29%, 6.11% and 1.09% for 2024, 2023 and 2022, respectively. Our floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and charged against cost of sales when the associated inventory is sold. For 2024, 2023 and 2022, we recognized a reduction in cost of sales of approximately $64.2 million, $58.7 million and $51.5 million, respectively, related to manufacturer floor plan assistance.
The weighted-average interest rate for our used vehicle floor plan facilities was 7.37%, 7.23% and 3.87% for 2024, 2023 and 2022, respectively.
The new and used vehicle floor plan facilities are collateralized by vehicle inventory and other assets, excluding goodwill and other intangible assets, of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all of these restrictive covenants as of December 31, 2024.
Sonic participates in a program with its syndicated floor plan lender wherein Sonic maintains a deposit balance with the lender that earns floor plan interest rebates based on an agreed upon rate. The deposit balance was $340.0 million and $345.0 million as of December 31, 2024 and 2023, respectively, and is included in other current assets in the Consolidated Balance Sheets. The interest rebate as a result of this deposit balance is classified as a reduction in interest expense, floor plan in the accompanying consolidated statements of income. In 2024, 2023 and 2022, the reduction in interest expense, floor plan was approximately $23.7 million, $19.4 million and $4.1 million, respectively.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
	(In millions)
Land	$484.3	$493.0
Buildings and improvements	1,510.7	1,425.8
Furniture, fixtures and equipment	577.3	563.3
Construction in progress	61.6	61.4
Total, at cost	2,633.9	2,543.5
Less accumulated depreciation	(1,003.6)	(927.8)
Subtotal	1,630.3	1,615.7
Less assets held for sale (1)	(23.4)	(14.7)
Property and equipment, net	$1,606.9	$1,601.0
(1)Classified in other current assets in the accompanying consolidated balance sheets.
Interest capitalized in conjunction with construction projects and software development was approximately $2.6 million, $2.2 million and $1.6 million for 2024, 2023 and 2022, respectively. As of December 31, 2024, commitments for facility construction projects totaled approximately $23.3 million.
During 2024, 2023 and 2022, property and equipment impairment charges were recorded as noted in the following table:

	Franchised Dealerships Segment	EchoPark Segment	Consolidated
Year Ended December 31,	(In millions)
2024	$1.2	$2.7	$3.9
2023	$1.0	$41.7	$42.7
2022	$1.1	$—	$1.1
Property and equipment impairment charges in 2024 and 2023 were related to the closure of certain EchoPark and Northwest Motorsports stores, and the abandonment of certain construction projects in our Franchised Dealerships Segment. In 2022, property and equipment impairment charges were related to the abandonment of certain construction projects in our Franchised Dealerships Segment.
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
We completed our annual impairment testing as of April 30, 2024 and determined there was no impairment of goodwill.
In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We completed our annual impairment testing as of April 30, 2024 and determined there was no impairment of franchise assets.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for 2024 and 2023 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2022 (1)	$221.8	$—	$9.2	$231.0
Additions through current year acquisitions	—	—	11.9	11.9
Reductions from dispositions	(1.8)	—	—	(1.8)
Prior year acquisition allocations	9.8	—	2.9	12.7
Balance at December 31, 2023 (1)	$229.8	$—	$24.0	$253.8
Additions through current year acquisitions	8.1	—	3.3	11.4
Reductions from dispositions	(0.2)	—	—	(0.2)
Prior year acquisition allocations	93.5	—	—	93.5
Balance at December 31, 2024 (1)	$331.2	$—	$27.3	$358.5
(1) Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.

During the quarter ended September 30, 2024, we identified an error related to the goodwill associated with the purchase of certain franchise assets in a business combination in the year ended December 31, 2021. As a result, we recorded a $93.5 million adjustment to goodwill to provide for deferred income tax liabilities.
The changes in the carrying amount of franchise assets for 2024 and 2023 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2022	$371.7	$1.9	$23.1	$396.7
Additions through current year acquisitions	—	—	22.6	22.6
Reductions from dispositions	—	(1.9)	—	(1.9)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4
Additions through current year acquisitions	10.9	—	2.0	12.9
Balance at December 31, 2024	$382.6	$—	$47.7	$430.3

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2024	December 31, 2023
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility (2)	366.8	311.0
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 4.69%	96.1	163.0
Mortgage notes to finance companies - variable rate	—	75.6
Subtotal	$1,612.9	$1,699.6
Debt issuance costs	(24.9)	(23.0)
Total debt	1,588.0	1,676.6
Less current maturities	(76.1)	(60.1)
Long-term debt	$1,511.9	$1,616.5
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Term SOFR (as defined in the Credit Facilities) at December 31, 2024 and 125 basis points above one-month SOFR at December 31, 2023.
(2)The interest rate on the Mortgage Facility (as defined below) was 150 basis points above one-month Term SOFR (as defined in the Mortgage Facility) at December 31, 2024 and 150 basis points above one-month SOFR at December 31, 2023.

Future maturities of long-term debt are as follows:

Principal
Year Ending December 31,	(In millions)
2025	$76.1
2026	52.1
2027	318.1
2028	14.2
2029	651.0
Thereafter	501.4
Total	$1,612.9

Credit Facilities
On October 7, 2022, we amended our Fifth Amended, Restated and Consolidated Credit Agreement (the “Fifth A&R Credit Agreement”), originally dated as of April 14, 2021, entered into by, among others, the Company and Bank of America, N.A., as administrative agent, which provides for a syndicated revolving credit facility (the "Revolving Credit Facility") and our syndicated new and used vehicle floor plan credit facilities (the "Floor Plan Facilities" and, together with the Revolving Credit Facility, the "Credit Facilities") to, among other things: (i) replace the London InterBank Offered Rate (“LIBOR”)-based Eurodollar reference interest rate option with Term SOFR; (ii) amend the provisions relating to the basis for inclusion of real property owned by the Company or certain of its subsidiaries in the borrowing base for the Revolving Credit Facility; (iii) amend the minimum amount of commitments under the Revolving Credit Facility and the proportion that such commitments may compose of the total commitments made by the lenders under the Credit Facilities; and (iv) adjust aspects of the offset account used for voluntary reductions to interest under the Floor Plan Facilities.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 13, 2024, we amended and restated the Fifth A&R Credit Agreement (the “Sixth A&R Credit Agreement”) to, among other things, (1) extend the scheduled maturity dates to March 13, 2029, with a permitted one-year extension option thereafter; and (2) reduce the aggregate commitments to $2.4 billion. The commitment under the new vehicle revolving floor plan facility was increased to $1.35 billion, the commitment under the used vehicle revolving floor plan facility was reduced to $700.0 million and the commitment under the Revolving Credit Facility remained at $350.0 million. The Amendment includes an accordion feature in which the aggregate commitments may be increased, at the Company’s option, up to $450.0 million allocated between the three facilities on a pro rata basis. The Sixth A&R Credit Agreement contains a provision indicating that the Revolving Credit Facility commitments cannot be reduced below $50.0 million and may not consist of more than 40% of the aggregate commitments.
In addition, the Sixth A&R Credit Agreement (1) increased the unrestricted basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock; (2) provided additional flexibility for the Company to make asset sales and repurchases of its qualified capital stock; (3) removed the covenant requiring the Company to maintain a specified consolidated liquidity ratio; and (4) amended the definition of “Adjusted Term SOFR” to clarify that it is inclusive of a 10-basis point credit spread adjustment. Amounts outstanding under the Credit Facilities bear interest at rates based upon specified credit spreads above Adjusted Term SOFR.
Availability under the Revolving Credit Facility is calculated as the lesser of the current $350.0 million commitment or a borrowing base (the "Revolving Borrowing Base") collateralized by certain eligible assets, less any outstanding letters of credit and borrowings. As of December 31, 2024, the Revolving Borrowing Base was $350.0 million and we had $11.5 million in outstanding letters of credit and no outstanding borrowings, resulting in $338.5 million of availability under the Revolving Credit Facility.
Our obligations under the Credit Facilities are guaranteed by the Company and certain of our subsidiaries and are secured by a pledge of substantially all of the assets of the Company and the guarantors. We have agreed under the Credit Facilities not to pledge any assets to any third parties (other than those explicitly allowed to be pledged by the amended terms of the Credit Facilities), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of excess dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the Credit Facilities permit quarterly cash dividends without restriction on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default (as defined in the Sixth A&R Credit Agreement) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. In addition, dividends greater than $0.18 per share are permitted subject to the limitations on restricted payments set forth in the Credit Facilities.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 4.625% Notes are redeemable at the Company’s option, in whole or in part, at any time on or after November 15, 2024 at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years set forth below:

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
Mortgage Facility
On November 22, 2019, we entered into a Credit Agreement between, among others, the Company and PNC Bank, National Association, as administrative agent, providing for a delayed draw term loan facility (the “Mortgage Facility”). On November 17, 2022, in connection with the closing of an amendment to the Mortgage Facility, we incurred a $320.0 million term loan and used a portion of the proceeds to repay a prior term loan and retained the remainder for working capital needs. The lenders under the Mortgage Facility committed to providing, upon the terms set forth in the amendment and upon the pledging of sufficient collateral, delayed draw-term loans in an aggregate principal amount up to $85.0 million (the “Delayed Draw Credit Facility”) and revolving loans. The amendment also (1) replaced the LIBOR-based Eurodollar reference interest rate option with one-month Term SOFR; and (2) changes to the pricing grid, specifying credit spreads based on our Consolidated Total Lease Adjusted Leverage Ratio (as defined in the Mortgage Facility). As permitted by the Delayed Draw Credit Facility, we incurred a $7.0 million term loan on November 18, 2022.
On March 22, 2024, we entered into an amendment to the Mortgage Facility to conform to the terms of the Sixth A&R Credit Agreement, including (1) adding certain specified share exchange transactions as permitted restricted payments and dispositions; (2) removing the covenant requiring the Company to maintain a specified consolidated liquidity ratio; and (3) increasing the unrestricted basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2024, we incurred an additional $78.0 million term loan as required under the Delayed Draw Credit Facility in order to achieve full utilization.
Interest on the Mortgage Facility and Sidecar Facility (together, the “Mortgage Facilities”) is paid monthly in arrears. Amortizing principal payments are scheduled to be 1.875% of the cumulative amount drawn on the Mortgage Facilities each quarter end through September 30, 2027, with the remaining balances due on the November 17, 2027 maturity date. We have the right to prepay outstanding principal on the Mortgage Facilities at any time without premium or penalty provided the prepayment amount exceeds $0.5 million.
The Mortgage Facilities contain usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Specifically, the Mortgage Facilities permit quarterly cash dividends without restriction on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default (as defined in the Mortgage Facility) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Mortgage Facility.
On December 27, 2024, we entered into an agreement (the “Sidecar Facility Credit Agreement”), which established a syndicated mortgage loan facility (the “Sidecar Facility”) providing an incremental $149.1 million of term loan commitments. Though the Sidecar Facility is distinct and separate from the Mortgage Facility, the two facilities contain similar terms and conditions, are coterminous, and use the same interest rate and pricing grid.
As of December 31, 2024, we had $366.8 million of outstanding borrowings and $95.0 million available for revolving loans under the Mortgage Facility. In addition, we had no outstanding borrowings and $44.1 million available for future term loans under the Sidecar Facility based upon the appraised value of the underlying pledged collateral at closing.
Mortgage Notes to Finance Companies
As of December 31, 2024, the weighted-average interest rate of our other outstanding mortgage notes (excluding the Mortgage Facility) was 3.70% and the total outstanding mortgage principal balance of these notes (excluding the Mortgage Facility) was approximately $96.1 million. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2025 to 2033.
Covenants
The Credit Facilities and Mortgage Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. The Credit Facilities and the Mortgage Facilities also contain limitations on our ability to pledge assets to third parties, subject to certain stated exceptions.
We were in compliance with the financial covenants under the Credit Facilities and Mortgage Facilities as of December 31, 2024, which include the following:

	Covenant
	Consolidated Fixed Charge Coverage Ratio	Consolidated Total Lease Adjusted Leverage Ratio
Required Ratio	≥1.20	≤5.75
Ratio as of December 31, 2024	2.15	3.07
The Credit Facilities and the Mortgage Facilities contain events of default, including cross defaults to other material indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the Credit Facilities and the Mortgage Facilities.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2024, we had approximately $340.9 million of net income and retained earnings free of such restrictions. We were in compliance with all restrictive covenants as of December 31, 2024.
In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants under the guarantee agreement are identical to those under the Credit Facilities and the Mortgage Facilities with the exception of one additional financial covenant related to the ratio of EBITDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2024, the ratio was 12.88 to 1.00.
Derivative Instruments and Hedging Activities
As of both December 31, 2024 and 2023, we had interest rate cap agreements designated as hedging instruments to limit our exposure to increases in one-month Term SOFR (as of December 31, 2024). Under the terms of the interest rate cap agreements, interest rates are evaluated monthly. The total unamortized premium amounts related to the outstanding interest rate caps were approximately $0.1 million and $2.1 million as of December 31, 2024 and 2023, respectively, and will be amortized into income as a reduction of interest expense, other, net in the accompanying consolidated statements of operations over the remaining term of the interest rate cap agreements. The fair value of the outstanding interest rate cap positions was immaterial at December 31, 2024 and a net asset of approximately $1.0 million at December 31, 2023, included in other assets in the accompanying consolidated balance sheet as of such dates. Under the terms of these agreements, we will receive and pay interest based on the following:

Notional Amount	Cap Rate (1)	Receive Rate (1) (2)	Start Date	Maturing Date
(In millions)
$500.0	5.000%	one-month Term SOFR	February 26, 2024	February 26, 2025
(1)Under these interest rate cap agreements, no payment from the counterparty will occur unless the stated receive rate exceeds the stated cap rate, in which case a net payment to us from the counterparty, based on the spread between the receive rate and the cap rate, will be recognized as a reduction of interest expense, other, net in the accompanying consolidated statements of operations.
(2)One-month Term SOFR was approximately 4.332% at December 31, 2024.
The interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these instruments are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations. There was $1.4 million of incremental interest income (the excess of interest received over interest paid) related to the interest rate caps for 2024, $0.7 million for 2023 and none for 2022. There are no amounts expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next 12 months related to previously terminated interest rate swap financial instruments.
7. Income Taxes
The provision for income taxes - benefit (expense) consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current tax expense:
Federal	$(52.7)	$(62.6)	$(93.8)
State and local	(16.5)	(19.7)	(20.4)
Total current tax expense	(69.2)	(82.3)	(114.2)
Deferred tax benefit:
Federal	23.1	17.1	10.0
State and local	6.0	1.5	2.7
Total deferred tax benefit	29.1	18.6	12.7
Total provision for income taxes - expense	$(40.1)	$(63.7)	$(101.5)

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. statutory federal income tax rate with our federal and state overall effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Effective state income tax rate	5.2%	6.1%	7.8%
Valuation allowance adjustments	(0.1)%	(0.3)%	(0.8)%
Uncertain tax positions	0.6%	2.2%	(0.1)%
Effect of goodwill impairment and indefinite lived intangible assets	(12.1)%	0.0%	24.9%
Non-deductible compensation	1.9%	1.4%	2.2%
Other	(0.8)%	(4.1)%	(1.6)%
Effective income tax rate	15.7%	26.3%	53.4%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
	(In millions)
Deferred tax assets:
Accruals and reserves	$40.6	$40.1
State net operating loss carryforwards	6.6	6.7
Basis difference in liabilities related to right-of-use assets	147.7	84.6
Other	4.4	4.8
Total deferred tax assets	199.3	136.2

Deferred tax liabilities:
Basis difference in property and equipment	(3.8)	(2.5)
Basis difference in goodwill	(79.7)	(13.2)
Basis difference in right-of-use assets	(133.2)	(71.3)
Other	(2.6)	(2.3)
Total deferred tax liabilities	(219.3)	(89.3)
Valuation allowance	(6.2)	(6.3)
Net deferred tax asset (liability)	$(26.2)	$40.6
Net long-term deferred tax balances were approximately $26.2 million deferred tax liabilities and $40.6 million deferred tax assets at December 31, 2024 and 2023, respectively, and are recorded in other long-term liabilities and other assets, respectively, on the accompanying consolidated balance sheets.
We have approximately $150.8 million in gross state net operating loss carryforwards that will expire between 2025 and 2044. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2024, we had recorded a valuation allowance amount of approximately $6.2 million related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances. The decrease from the prior year is primarily due to the additional amount needed for EchoPark net operating losses.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the liability related to our unrecognized tax benefits are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Unrecognized tax benefit liability, January 1	$9.3	$4.4	$4.5
Increases (decreases) from prior period positions	(5.6)	5.5	0.5
Increases (decreases) from current period positions	1.2	(0.5)	(0.4)
Lapse of statute of limitations	(0.4)	(0.1)	(0.2)
Unrecognized tax benefit liability, December 31	$4.5	$9.3	$4.4
Unrecognized tax benefits and associated accrued interest and penalties are included in income tax provision. The liability recognized related to interest and penalties was $1.1 million and $1.4 million as of December 31, 2024 and 2023, respectively. Within the next 12 months, no material changes to our unrecognized tax benefits are expected for currently reserved positions.
Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2021 through 2024 U.S. federal income tax returns remain open to examination by the U.S. Internal Revenue Service. Sonic’s and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2021 to 2024.
8. Related Parties
Certain of our dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, LLC (“Speedway Motorsports”), for resale to Fixed Operations guests of our dealerships in the ordinary course of business. Marcus G. Smith, a director and a greater than 10% beneficial owner of Sonic, is a director and the Chief Executive Officer and President of Speedway Motorsports and a director and an officer of Sonic Financial Corporation (“SFC”), which is the largest stockholder of Sonic; B. Scott Smith, a director and a greater than 10% beneficial owner of Sonic, is a co-owner, director and an officer of both Speedway Motorsports and SFC; Michael Hodge, a director of Sonic, is the Chief Financial Officer of Speedway Motorsports and SFC; and William R. Brooks, a director of Sonic, is Vice Chairman of Speedway Motorsports and a director and an officer at SFC. Total purchases from Oil-Chem by our dealerships were approximately $0.4 million, $1.2 million and $1.1 million in 2024, 2023 and 2022, respectively. We also engaged in other transactions with various Speedway Motorsports subsidiaries, consisting primarily of: (1) merchandise and apparel purchases from SMISC Holdings, LLC (d/b/a SMI Properties) (“SMISC”) for approximately $0.8 million, $0.9 million and $0.8 million in 2024, 2023 and 2022, respectively; and (2) vehicle sales to various Speedway Motorsports subsidiaries which were approximately $0.2 million, $0.2 million and $0.0 million in 2024, 2023 and 2022, respectively.
The Company entered into a Sponsorship Agreement between EchoPark Automotive, Inc., a subsidiary of Sonic (“EchoPark Automotive”), and SMISC pursuant to which EchoPark Automotive agreed to be an official sponsor of a NASCAR Cup Series race and related events scheduled to be held annually in Austin, Texas (the “NASCAR Event”). In exchange for the right to sponsor the NASCAR Event, EchoPark Automotive paid an annual sponsor fee of $2.5 million to SMISC in 2024, 2023 and 2022.
We participate in various aircraft-related transactions with SFC, a privately held company controlled by David Bruton Smith, our Chairman and Chief Executive Officer, and Marcus G. Smith and B. Scott Smith, both directors of Sonic, and of which Michael Hodge and William R. Brooks, directors of Sonic, are officers. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by our executives, a management agreement with SFC for storage and maintenance of aircraft leased by us from unrelated third parties and the use of our aircraft for business-related travel by certain affiliates of SFC. We incurred net expenses of approximately $4.0 million, $1.6 million and $0.1 million in 2024, 2023 and 2022, respectively, for transactions with SFC.
9. Capital Structure and Per Share Data
Preferred Stock - We have 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors has designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2024 or 2023.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share Repurchases - Prior to December 31, 2023, our Board of Directors had approved cumulative authorizations allowing us to expend up to $1.5 billion to repurchase shares of our Class A Common Stock. As of December 31, 2024, we had repurchased a total of approximately 47.3 million shares of Class A Common Stock at an average price per share of approximately $26.19. As of December 31, 2024, we had approximately $252.3 million remaining under our Board’s share repurchase authorization. Prior to January 1, 2023, we redeemed and retired 13,802 shares of the Preferred Stock at an average price of $1,000 per share.
Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants, if applicable.
10. Employee Benefit Plans
Substantially all of our employees are eligible to participate in a 401(k) plan. Matching contributions by us to our 401(k) plans were approximately $13.1 million, $13.2 million and $12.1 million in 2024, 2023 and 2022, respectively.
Stock Compensation Plans
We currently have two active stock compensation plans: the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors (the “2012 Formula Plan”). Collectively, these plans are referred to as the “Stock Plans.” During the second quarter of 2012, our stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A Common Stock and 300,000 shares of Class A Common Stock, respectively. Our stockholders have subsequently voted to increase the number of shares of Class A Common Stock authorized for issuance periodically since the inception of the two active stock compensation plans, with current authorized balances as of December 31, 2024 at 8,000,000 shares and 600,000 shares of Class A Common Stock, respectively.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions, except per share data, term in years)
Balance at December 31, 2023	0.5	$16.76	-	16.76	$16.76	6.3	$18.6
Exercised	(0.4)	$16.76	-	16.76	$16.76
Balance at December 31, 2024	0.1	$16.76	-	16.76	$16.76	5.3	$6.1
Exercisable	0.1	$16.76	-	16.76	$16.76	5.3	$6.1

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per option amounts)
Weighted-average grant date fair value per option	$4.17	$4.17	$4.17
Intrinsic value of stock options exercised	$14.7	$27.8	$18.0

A summary of the status of the non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-Vested Restricted Stock Awards and Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2023	1.6	$39.72
Granted	0.4	$53.61
Forfeited	(0.1)	$56.73
Vested	(0.4)	$49.53
Balance at December 31, 2024	1.5	$40.17
During 2024, approximately 400,000 restricted stock units were awarded to our executive officers and other key associates under the 2012 Plan. Awards vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon continuation of employment and compliance with any restrictive covenants contained in an agreement between us and the respective executive officer or other key associate. Also in 2024, approximately 32,000 restricted stock units were granted to our Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares vest on the first anniversary of the grant date. We recognized compensation expense within selling, general and administrative expenses related to stock options, restricted stock units and restricted stock awards of approximately $23.5 million, $23.3 million and $20.5 million in 2024, 2023 and 2022, respectively.
Tax benefits recognized related to restricted stock unit and restricted stock award compensation expense were approximately $6.8 million, $6.6 million and $5.6 million for 2024, 2023 and 2022, respectively. Total compensation cost related to non-vested restricted stock units and restricted stock awards not yet recognized at December 31, 2024 was approximately $35.1 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.
Supplemental Executive Retirement Plan
On December 7, 2009, the Compensation Committee of our Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a non-qualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 13 active or former members of senior management at December 31, 2024. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by our tax-qualified and other non-qualified deferred compensation plans.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2024	2023
Change in projected benefit obligation:	(In millions)
Obligation at January 1	$22.3	$20.7
Service cost	1.0	1.1
Interest cost	1.1	1.0
Actuarial loss (gain)	(2.2)	(0.1)
Benefits paid	(0.4)	(0.4)
Obligation at December 31 (1)	$21.8	$22.3
Accumulated benefit obligation	$18.0	$17.8
(1)As of December 31, 2024, approximately $0.5 million was included in other accrued liabilities and approximately $21.3 million was included in other long-term liabilities in the accompanying consolidated balance sheet as of such date. As of December 31, 2023, approximately $0.4 million was included in other accrued liabilities and approximately $21.9 million was included in other long-term liabilities in the accompanying consolidated balance sheet as of such date.

	Year Ended December 31,
	2024	2023
Change in fair value of plan assets:	(In millions)
Plan assets at January 1	$—	$—
Actual return on plan assets	—	—
Employer contributions	0.4	0.4
Benefits paid	(0.4)	(0.4)
Plan assets at December 31	—	—
Funded status recognized	$(21.8)	$(22.3)
The following table provides the cost components of the SERP:

	Year Ended December 31,
	2024	2023
	(In millions)
Service cost	$1.0	$1.1
Interest cost	1.1	1.0
Amortization of gain (loss)	(0.2)	(0.2)
Net pension expense (benefit)	$1.9	$1.9
The weighted-average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2024	2023
Discount rate	5.43%	4.76%
Rate of compensation increase	3.00%	3.00%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In millions)
2025	$0.5
2026	$0.5
2027	$0.5
2028	$0.5
2029	$0.6
2030 - 2034	$10.1
Multiemployer Benefit Plan
Three of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”)). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended. Three of our dealership subsidiaries actively contribute to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. These subsidiaries employ approximately 160 individuals, which constitutes less than 1% of our total workforce. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:
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
Our participation in the AI Pension Plan for 2024, 2023 and 2022 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2024 and 2023 is for the plan’s year-end at December 31, 2023 and 2022, respectively. The zone status is based on information that we received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The “FIP/RP Status - Pending/Implemented” column indicates plans for which a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by the AI Pension Plan increased 9.6% from December 31, 2022 to December 31, 2023 and decreased 1.3% from December 31, 2023 to December 31, 2024, affecting the period-to-period comparability of the contributions for 2024, 2023 and 2022.

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund	EIN/Pension Plan Number	2024	2023	Pending /Implemented	Year Ended December 31,
					2024	2023	2022
					(In millions)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$0.2	$0.2	$0.2	Yes	Between November 2024 and January 2025

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2024 and 2023. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary had issued a certification that the AI Pension Plan was in critical status. In conjunction with the AI Pension Plan’s critical status, all participating employers were required to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2023, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2023, with the projected pension liability underfunded by approximately $1.0 billion and projected to become insolvent in the 2032 plan year. In July 2023, the Pension Benefit Guaranty Corporation (the “PBGC”) approved an application by the AI Pension Plan for special financial assistance in the amount of approximately $1.1 billion to address the underfunded status of the plan.
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
Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 were as follows:

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2024	December 31, 2023
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$47.3	$42.9
Interest rate caps designated as hedges (2)	—	1.0
Total assets	$47.3	$43.9
(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other current assets in the accompanying audited condensed balance sheets.
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
As of December 31, 2024 and 2023, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At December 31, 2024 and 2023, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$447.5	$500.0	$447.5	$500.0
4.625% Notes (1)	$594.8	$650.0	$591.5	$650.0
Mortgage Notes (2)	$93.4	$96.1	$156.6	$163.0
(1)As determined by market quotations as of December 31, 2024 and 2023, respectively (Level 2).
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In accordance with the terms of agreements entered into for the sales of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $2.2 million as of December 31, 2024 and $8.0 million as of December 31, 2023. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2024.
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
There were no significant liabilities related to legal matters as of December 31, 2024 and December 31, 2023.

13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at December 31, 2021	$(0.5)	$(0.8)	$(1.3)
Other comprehensive income (loss) before reclassifications (1)	(0.4)	3.3	2.9
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	(0.4)	3.3	2.9
Balance at December 31, 2022	$(0.9)	$2.5	$1.6
Other comprehensive income (loss) before reclassifications (2)	0.6	(0.1)	0.5
Amounts reclassified out of accumulated other comprehensive income (loss)	(0.5)	—	(0.5)
Net current-period other comprehensive income (loss)	0.1	(0.1)	—
Balance at December 31, 2023	$(0.8)	$2.4	$1.6
Other comprehensive income (loss) before reclassifications (3)	1.8	2.0	3.8
Amounts reclassified out of accumulated other comprehensive income (loss) (4)	(1.0)	(0.6)	(1.6)
Net current-period other comprehensive income (loss)	0.8	1.4	2.2
Balance at December 31, 2024	$—	$3.8	$3.8
(1)Net of tax benefit of $0.1 million related to gains on cash flow hedges and tax expense of $1.3 million related to the defined benefit pension plan.
(2)Net of tax expense of $0.2 million related to losses on cash flow hedges and no tax benefit related to the defined benefit pension plan.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)Net of tax expense of $0.6 million related to losses on cash flow hedges and $0.6 million tax expense related to the defined benefit pension plan.
(4)Net of tax benefit of $0.4 million related to gains on cash flow hedges.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of our cash flow hedges. For further discussion of our defined benefit pension plan, see Note 10, “Employee Benefit Plans.”
14. Segment Information
As of December 31, 2024, Sonic had three operating segments: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” for additional discussion of our operating segments. Sonic has determined that its operating segments also represent its reportable segments.
The reportable segments identified above are the business activities of Sonic for which discrete financial information is available and for which operating results are regularly reviewed by Sonic’s chief operating decision maker to assess operating performance and allocate resources. Sonic’s chief operating decision maker is a group of three individuals consisting of: (1) the Company’s Chief Executive Officer; (2) the Company’s President; and (3) the Company’s Chief Financial Officer. The chief operating decision makers evaluate segment performance and allocate resources using metrics such as segment gross profit and segment income. These segment profit metrics are consistent across all segments and align with the way we measure profit on a consolidated basis. The accounting policies applied to segments follow those for the Company as a whole.
Reportable segment financial information for the three years ended December 31, 2024 were as follows:
Franchised Dealerships Segment - Reported

	Twelve Months Ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Retail new vehicles	$6,425.5	$6,215.0	$5,581.6
Fleet new vehicles	95.3	92.2	99.4
Used vehicles	2,919.8	3,050.3	3,391.5
Wholesale vehicles	188.9	204.5	314.0
Parts, service and collision repair	1,802.9	1,714.2	1,588.0
Finance, insurance and other, net	506.8	498.6	510.1
Cost of sales:
Retail new vehicles	(6,048.6)	(5,696.3)	(4,926.3)
Fleet new vehicles	(92.3)	(88.2)	(94.5)
Used vehicles	(2,769.6)	(2,887.4)	(3,217.1)
Wholesale vehicles	(193.5)	(207.8)	(320.3)
Parts, service and collision repair	(894.0)	(861.5)	(801.3)
Segment gross profit	$1,941.2	$2,033.6	$2,125.1
Selling, general and administrative expenses:
Compensation	(892.4)	(856.6)	(858.0)
Advertising	(55.1)	(40.5)	(36.9)
Rent	(39.2)	(40.3)	(42.4)
Other (1)	(388.7)	(377.2)	(335.7)
Depreciation and amortization	(124.4)	(112.3)	(101.8)
Other income (expense):
Interest expense, floor plan	(70.6)	(49.2)	(23.6)
Interest expense, other, net	(112.7)	(109.7)	(85.0)
Other income (expense), net	(0.5)	0.2	(0.1)
Segment income	$257.6	$448.0	$641.6
(1) Other selling, general and administrative expenses include various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EchoPark Segment - Reported

	Twelve Months Ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Retail new vehicles	$—	$1.0	$9.2
Used vehicles	1,838.0	2,143.8	2,116.8
Wholesale vehicles	95.8	111.7	170.6
Finance, insurance and other, net	194.0	177.9	166.4
Cost of Sales:
Retail new vehicles	—	(0.9)	(8.1)
Used vehicles	(1,822.8)	(2,160.9)	(2,112.4)
Wholesale vehicles	(97.1)	(110.8)	(167.4)
Segment gross profit	$207.9	$161.8	$175.1
Selling, general and administrative expenses:
Compensation	(95.8)	(132.0)	(148.0)
Advertising	(27.7)	(49.9)	(58.0)
Rent	1.7	(6.3)	(8.5)
Other (1)	(43.9)	(58.8)	(55.3)
Depreciation and amortization	(21.8)	(26.6)	(24.7)
Other income (expense):
Interest expense, floor plan	(14.2)	(17.4)	(10.7)
Interest expense, other, net	(2.7)	(3.2)	(3.9)
Other income (expense), net	—	(0.1)	0.1
Segment income (loss)	$3.5	$(132.5)	$(133.9)
(1) Other selling, general and administrative expenses include various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Powersports Segment - Reported

	Twelve Months Ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Retail new vehicles	$82.0	$88.6	$31.8
Used vehicles	22.3	19.5	7.1
Wholesale vehicles	2.3	2.6	0.3
Parts, service and collision repair	43.6	45.3	11.7
Finance, insurance and other, net	7.1	7.2	2.6
Cost of Sales:
Retail new vehicles	$(70.5)	$(72.0)	$(25.4)
Used vehicles	(17.0)	(14.1)	(5.1)
Wholesale vehicles	(2.6)	(2.8)	(0.3)
Parts, service and collision repair	(23.5)	(24.0)	(5.9)
Segment gross profit	43.7	50.3	16.8
Selling, general and administrative expenses:
Compensation	(25.7)	(27.7)	(8.9)
Advertising	(1.7)	(1.8)	(0.6)
Rent	0.9	0.5	—
Other (1)	(9.4)	(9.9)	(2.8)
Depreciation and amortization	(4.2)	(3.4)	(1.0)
Other income (expense):
Interest expense, floor plan	(2.1)	(0.6)	—
Interest expense, other, net	(2.6)	(1.7)	(1.0)
Other income (expense), net	—	—	0.2
Segment income (loss)	$(1.1)	$5.7	$2.7
(1) Other selling, general and administrative expenses include various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses.

	Year Ended December 31,
	2024	2023	2022
Segment Income (Loss) (1):	(In millions)
Franchised Dealerships Segment (2)	$257.6	$448.0	$641.6
EchoPark Segment (3)	3.5	(132.5)	(133.9)
Powersports Segment (4)	(1.1)	5.7	2.7
Total segment income (loss)	$260.0	$321.2	$510.4
Impairment charges (5)	(3.9)	(79.3)	(320.4)
Income (loss) before taxes	$256.1	$241.9	$190.0
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For 2024, amount includes approximately $13.0 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $8.3 million of pre-tax charges related to storm damage, approximately $3.5 million of pre-tax gain related to the acquisition of the remaining equity interest in a joint venture, $10.0 million of pre-tax gain related to the CDK outage cyber claim payment, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense. For 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to storm damage.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)For 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax gain on real estate dispositions, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For 2023, amount includes approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, $5.1 million of pre-tax charges for long-term compensation expense, approximately $4.3 million of pre-tax lease exit charges and approximately $0.3 million of pre-tax loss related to acquisitions and dispositions.
(4)For 2024, amount includes approximately $0.5 million of pre-tax charges related to severance and long-term compensation expense.
(5)For 2024, amount includes approximately $1.2 million of pre-tax property and equipment charges for the Franchised Dealerships Segment and approximately $2.7 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment. For 2023, amount includes approximately $1.0 million of pre-tax franchise asset and property and equipment impairment charges for the Franchised Dealerships Segment and approximately $78.3 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment. For the year ended December 31, 2022, amount includes approximately $115.5 million of pre-tax franchise asset and property and equipment impairment charges for the Franchised Dealerships Segment and $204.9 million of pre-tax goodwill and franchise asset impairment charges for the EchoPark Segment.

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Capital expenditures:
Franchised Dealerships Segment	$182.4	$181.4	$130.3
EchoPark Segment	1.0	15.3	96.6
Powersports Segment	3.9	6.9	0.2
Total capital expenditures	$187.3	$203.6	$227.1

	December 31,
	2024	2023
	(In millions)
Assets:
Franchised Dealerships Segment	$5,044.5	$4,455.8
EchoPark Segment	574.5	667.9
Powersports Segment	232.7	212.0
Corporate and other:
Cash and cash equivalents	44.0	28.9
Total assets	$5,895.7	$5,364.6

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We have elected the practical expedient under ASC Topic 842 to not separate lease and non-lease components for the following classes of underlying assets: uniforms, computer equipment, shop equipment and marketing-related assets (e.g., signage).

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Following is information related to lease expenses and other lease-related information for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease Expense	(In millions)
Finance lease expense
Reduction of right-of-use assets	$20.0	$18.1
Interest on lease liabilities	22.4	18.4
Operating lease expense (1)	38.5	47.0
Short-term lease expense	1.1	0.9
Variable lease expense	14.2	12.8
Sublease income	(9.0)	(8.1)
Total	$87.2	$89.1
(1)Included in operating cash flows in the accompanying consolidated statements of cash flows.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Other Information	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$9.3	$14.3
Operating cash flows for finance leases	$22.4	$18.4
Operating cash flows for operating leases	$38.3	$48.2
Right-of-use assets obtained in exchange for lease liabilities
Finance leases	$86.8	$49.3
Operating leases (1)	$44.1	$17.0
(1)Includes the impact of reclassification of ROU assets from operating leases to finance leases due to remeasurement.

	December 31, 2024	December 31, 2023
Other Information
Weighted-average remaining lease term (in years)
Finance leases	13.3	12.3
Operating leases	10.4	10.6
Weighted-average discount rate
Finance leases	7.10%	7.59%
Operating leases	6.94%	7.02%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Undiscounted Lease Cash Flows Under ASC Topic 842 as of December 31, 2024
	Finance Leases	Operating Leases	Receipts from Subleases
Year Ending December 31,	(In millions)
2025	$34.0	$41.0	$6.3
2026	40.3	38.6	5.7
2027	79.7	36.1	5.5
2028	33.3	34.2	3.7
2029	33.6	32.5	3.6
Thereafter	333.9	176.3	2.3
Total	$554.8	$358.7	$27.1

Less: Present value discount	(198.9)	(113.0)
Lease liabilities	$355.9	$245.7