Form 10-Q
period 2025-03-31
SONIC AUTOMOTIVE INC
filed 2025-04-24
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2025, there were 21,931,619 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you should not place undue reliance on these statements, and you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in “Item 1A. Risk Factors” of this report and elsewhere herein, as well as:
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
•our ability to make and integrate acquisitions;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,656.3	$1,455.8
Fleet new vehicles	22.1	19.6
Total new vehicles	1,678.4	1,475.4
Used vehicles	1,225.0	1,215.6
Wholesale vehicles	82.7	77.3
Total vehicles	2,986.1	2,768.3
Parts, service and collision repair	474.4	446.7
Finance, insurance and other, net	190.8	169.0
Total revenues	3,651.3	3,384.0
Cost of sales (1):
Retail new vehicles	(1,566.9)	(1,359.4)
Fleet new vehicles	(21.5)	(18.9)
Total new vehicles	(1,588.4)	(1,378.3)
Used vehicles	(1,178.6)	(1,168.6)
Wholesale vehicles	(84.1)	(78.1)
Total vehicles	(2,851.1)	(2,625.0)
Parts, service and collision repair	(233.8)	(222.8)
Total cost of sales	(3,084.9)	(2,847.8)
Gross profit	566.4	536.2
Selling, general and administrative expenses	(380.3)	(392.2)
Impairment charges	(1.4)	(1.0)
Depreciation and amortization	(39.7)	(36.3)
Operating income	145.0	106.7
Other income (expense):
Interest expense, floor plan	(20.0)	(20.3)
Interest expense, other, net	(27.6)	(29.0)
Other income (expense), net	—	0.1
Total other income (expense)	(47.6)	(49.2)
Income before taxes	97.4	57.5
Provision for income taxes - benefit (expense)	(26.8)	(15.5)
Net income	$70.6	$42.0

Basic earnings per common share:
Earnings per common share	$2.09	$1.24
Weighted-average common shares outstanding	33.9	34.0
Diluted earnings per common share:
Earnings per common share	$2.04	$1.20
Weighted-average common shares outstanding	34.6	34.9
    (1) Cost of sales is exclusive of depreciation and amortization shown separately below.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net income	$70.6	$42.0
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	(1.3)	0.7
Total other comprehensive income (loss) before taxes	(1.3)	0.7
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	0.4	(0.2)
Other comprehensive income (loss)	(0.9)	0.5
Comprehensive income	$69.7	$42.5

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$64.6	$44.0
Receivables, net	514.7	495.9
Inventories	1,876.7	1,957.7
Other current assets	411.7	387.9
Total current assets	2,867.7	2,885.5
Property and Equipment, net	1,615.1	1,606.9
Goodwill	358.2	358.5
Other Intangible Assets, net	429.6	430.3
Operating Right-of-Use Lease Assets	220.0	224.3
Finance Right-of-Use Lease Assets	311.4	317.2
Other Assets	73.7	73.0
Total Assets	$5,875.7	$5,895.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$156.6	$165.6
Notes payable - floor plan - non-trade	1,727.8	1,773.7
Trade accounts payable	179.5	172.0
Operating short-term lease liabilities	25.8	25.6
Finance short-term lease liabilities	12.1	11.9
Other accrued liabilities	439.6	412.8
Current maturities of long-term debt	85.3	76.1
Total current liabilities	2,626.7	2,637.7
Long-Term Debt	1,485.2	1,511.9
Other Long-Term Liabilities	115.9	119.7
Operating Long-Term Lease Liabilities	215.7	220.1
Finance Long-Term Lease Liabilities	341.4	344.0
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 69,741,167 shares issued and 21,899,810 shares outstanding at March 31, 2025; 69,396,726 shares issued and 22,084,634 shares outstanding at December 31, 2024	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2025 and December 31, 2024	0.1	0.1
Paid-in capital	890.6	884.6
Retained earnings	1,470.7	1,412.0
Accumulated other comprehensive income (loss)	2.9	3.8
Treasury stock, at cost; 47,841,357 Class A Common Stock shares held at March 31, 2025 and 47,312,092 Class A Common Stock shares held at December 31, 2024	(1,274.2)	(1,238.9)
Total Stockholders’ Equity	1,090.8	1,062.3
Total Liabilities and Stockholders’ Equity	$5,875.7	$5,895.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9
Shares awarded under stock compensation plans	0.4	—	—	—	—	—	0.6	—	—	0.6
Purchases of treasury stock	—	—	(0.5)	(27.0)	—	—	—	—	—	(27.0)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.5	0.5
Stock compensation expense	—	—	—	—	—	—	6.6	—	—	6.6
Net income	—	—	—	—	—	—	—	42.0	—	42.0
Class A dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(6.6)	—	(6.6)
Class B dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(3.6)	—	(3.6)
Balance at March 31, 2024	69.0	$0.7	(47.2)	$(1,231.5)	12.0	$0.1	$862.6	$1,270.4	$2.1	$904.4

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2024	69.4	$0.7	(47.3)	$(1,238.9)	12.0	$0.1	$884.6	$1,412.0	$3.8	$1,062.3
Shares awarded under stock compensation plans	0.3	—	—	—	—	—	0.1	—	—	0.1
Purchases of treasury stock	—	—	(0.5)	(35.3)	—	—	—	—	—	(35.3)
Effect of cash flow hedge instruments, net of tax benefit of $0.4	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Stock compensation expense	—	—	—	—	—	—	5.9	—	—	5.9
Net income	—	—	—	—	—	—	—	70.6	—	70.6
Class A dividends declared ($0.35 per share)	—	—	—	—	—	—	—	(7.7)	—	(7.7)
Class B dividends declared ($0.35 per share)	—	—	—	—	—	—	—	(4.2)	—	(4.2)
Balance at March 31, 2025	69.7	$0.7	(47.8)	$(1,274.2)	12.0	$0.1	$890.6	$1,470.7	$2.9	$1,090.8

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70.6	$42.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	34.4	31.5
Debt issuance cost amortization	1.6	1.6
Stock-based compensation expense	5.9	6.6
Deferred income taxes	(3.6)	(3.7)
Asset impairment charges	1.4	1.0
Loss (gain) on disposal of dealerships and property and equipment	1.2	1.5
Other	0.1	1.0
Changes in assets and liabilities that relate to operations:
Receivables	(18.3)	107.3
Inventories	81.1	(122.2)
Other assets	3.5	6.1
Notes payable - floor plan – trade	(9.0)	(7.7)
Trade accounts payable and other liabilities	26.9	5.1
Total adjustments	125.2	28.1
Net cash provided by operating activities	195.8	70.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(45.0)	(43.8)
Proceeds from sales of property and equipment	9.5	4.4
Net cash used in investing activities	(35.5)	(39.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	(70.9)	21.1
Borrowings on revolving credit facilities	10.2	15.6
Repayments on revolving credit facilities	(10.2)	(15.6)
Debt issuance costs	(0.8)	(4.9)
Principal payments of long-term debt	(18.4)	(22.0)
Principal payments of long-term lease liabilities	(2.5)	(2.1)
Purchases of treasury stock	(35.3)	(27.0)
Issuance of shares under stock compensation plans	0.1	0.6
Dividends paid	(11.9)	(10.2)
Net cash used in financing activities	(139.7)	(44.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20.6	(13.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44.0	28.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64.6	$15.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$33.9	$34.3
Income taxes	$0.7	$(0.2)

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (collectively referred to herein as “Sonic,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024. Due to rounding, segment level financial data may not sum to consolidated results.
Recent Accounting Pronouncements – Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of recent accounting pronouncements.
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We have implemented the provisions of ASU 2023-07. See Note 9, “Segment Information,” to the accompanying consolidated financial statements for the expanded disclosures required by ASC Topic 280.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require the disclosure of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas producing activities. It also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as the total amount of selling expenses and, in annual reporting periods, an entity’s description of selling expenses. The standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.
Principles of Consolidation – All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying unaudited condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method for the period ended March 31, 2024. The remaining 50% of this dealership was purchased in the fourth quarter of 2024 and its balance sheet is fully consolidated as of December 31, 2024 and March 31, 2025, and its operating results are included in the consolidated statement of operations from the acquisition date through March 31, 2025. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain amounts and percentages may not compute due to rounding.
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
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 include approximately $4.9 million and $8.0 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $13.2 million related to contract assets from F&I retro revenues recognition in other assets as of March 31, 2025. Changes in contract assets from December 31, 2024 to March 31, 2025 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).

2. Business Acquisitions and Dispositions
During the three months ended March 31, 2025 and the three months ended March 31, 2024 we did not acquire any businesses.
During the three months ended March 31, 2025, we terminated one franchise within the Powersports Segment. During the three months ended March 31, 2024, we terminated two luxury franchises, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues and other activities associated with disposed stores, terminated franchises or closed stores that remain in continuing operations were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Income (loss) from operations	$(2.6)	$(4.9)
Gain (loss) on disposal, termination and closure charges	(1.2)	(1.7)
Lease exit accrual adjustments and charges	1.1	2.4
Pre-tax income (loss)	(2.7)	(4.2)
Total revenues	$1.5	$13.2
3. Inventories
Inventories consist of the following:

	March 31, 2025	December 31, 2024
	(In millions)
New vehicles	$1,079.2	$1,146.0
Used vehicles	502.1	514.4
Service loaners (1)	185.7	184.9
Parts, accessories and other	109.7	112.4
Inventories	$1,876.7	$1,957.7

(1)Service loaner inventory includes approximately $31.2 million and $31.7 million as of March 31, 2025 and December 31, 2024, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable - floor plan - trade on the accompanying unaudited condensed consolidated balance sheets.
4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
	(In millions)
Land	$481.3	$484.3
Buildings and improvements	1,519.6	1,510.7
Furniture, fixtures and equipment	592.4	577.3
Construction in progress	74.1	61.6
Total, at cost	2,667.4	2,633.9
Less accumulated depreciation	(1,036.8)	(1,003.6)
Subtotal	1,630.6	1,630.3
Less assets held for sale (1)	(15.5)	(23.4)
Property and equipment, net	$1,615.1	$1,606.9
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
Capital expenditures were approximately $45.0 million and $43.8 million in the three months ended March 31, 2025 and 2024, respectively. Capital expenditures in all periods were primarily related to construction of new franchised dealerships and powersports stores, and building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores. Certain capital expenditures are recognized in the Franchised Dealerships Segment to better monitor project development costs prior to transferring the capitalized asset balance to the appropriate entity or operating segment upon project completion. Assets held for sale as of March 31, 2025 and December 31, 2024 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fixed asset impairment charges for the three months ended March 31, 2025 were approximately $0.2 million, which was related to property held for sale. Fixed asset impairment charges for the three months ended March 31, 2024 were approximately $1.0 million, which was related to the sale of real estate, capitalized IT project write-off costs and property associated with our decision to close the remaining Northwest Motorsport stores within the EchoPark Segment in January 2024.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2024 and the three months ended March 31, 2025 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2023 (1)	$229.8	$—	$24.0	$253.8
Additions through current year acquisitions	8.1	—	3.3	11.4
Reductions from dispositions	(0.2)	—	—	(0.2)
Prior year acquisition allocations	93.5	—	—	93.5
Balance at December 31, 2024 (1)	$331.2	$—	$27.3	$358.5
Prior year acquisition allocations	(0.3)	—	—	(0.3)
Balance at March 31, 2025 (1)	$330.9	$—	$27.3	$358.2
(1)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.

The changes in the carrying amount of franchise assets for the year ended December 31, 2024 and the three months ended March 31, 2025 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4
Additions through current year acquisitions	10.9	—	2.0	12.9
Balance at December 31, 2024	$382.6	$—	$47.7	$430.3
Reductions from impairment	—	—	(0.7)	(0.7)
Balance at March 31, 2025	$382.6	$—	$47.0	$429.6

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility (2)	359.2	366.8
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 4.69%	85.3	96.1
Subtotal	$1,594.5	$1,612.9
Debt issuance costs	(24.0)	(24.9)
Total debt	1,570.5	1,588.0
Less current maturities	(85.3)	(76.1)
Long-term debt	$1,485.2	$1,511.9
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Term SOFR (as defined in the Credit Facilities) at both March 31, 2025 and December 31, 2024.
(2)The interest rate on the Mortgage Facility (as defined below) was 150 basis points above one-month Term SOFR (as defined in the Mortgage Facility) at both March 31, 2025 and December 31, 2024.
Credit Facilities
Our Credit Agreement, originally dated as of April 14, 2021, entered into by, among others, the Company and Bank of America, N.A., as administrative agent (as amended to date, the "Credit Agreement"), provides for a syndicated revolving credit facility (the “Revolving Credit Facility”) and syndicated new and used vehicle floor plan facilities (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities are guaranteed by the Company and certain of our subsidiaries and are secured by a pledge of substantially all of the assets of the Company and the guarantors subject to certain stated exceptions including floor plan agreements with various manufacturer-affiliated captive finance companies and other lending institutions.

On March 13, 2024, we amended and restated our Credit Agreement (the “Sixth Credit Facility Amendment”) to extend the maturity date to March 13, 2029, with an optional one-year extension. The agreement set the aggregate commitments to $2.4 billion consisting of $1.35 billion under the new vehicle floor plan, $700.0 million under the used vehicle floor plan and $350.0 million under the Revolving Credit Facility. The amendment includes an accordion feature allowing for an increase in the commitments up to $450.0 million to be allocated between the three facilities on a pro rata basis and a provision indicating that the Revolving Credit Facility commitment can neither be reduced below $50.0 million nor consist of more than 40% of the aggregate commitments.
In addition, the Sixth Credit Facility Amendment increased the basket for unrestricted quarterly dividends from $0.12 to $0.18 per share of qualified capital stock, provided additional flexibility to make asset sales and repurchases of qualified capital stock, removed the covenant related to maintain a specified consolidated liquidity ratio, and clarified that “Adjusted Term SOFR” (as defined) is inclusive of a 10-basis point credit spread adjustment. Amounts outstanding under the Credit Facilities bear interest at Adjusted Term SOFR plus credit spreads indicated by our Consolidated Total Lease Adjusted Leverage Ratio (as defined).
Availability under the Revolving Credit Facility is the lesser of the $350.0 million commitment or a borrowing base collateralized by eligible assets, less any outstanding letters of credit and borrowings. As of March 31, 2025, the Revolving Borrowing Base was $350.0 million with $11.2 million in outstanding letters of credit and no borrowings, resulting in $338.8 million of availability.

Senior Notes
On October 27, 2021, we issued two series of Senior Notes: $650.0 million bearing interest at 4.625% and maturing on November 15, 2029 (the “4.625% Notes”) and $500.0 million bearing interest at 4.875% and maturing on November 15, 2031 (the “4.875% Notes” and together with the 4.625% Notes, the "Senior Notes"). We used the net proceeds from the issuances to fund the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (the “RFJ Acquisition”) and to repay existing debt.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and its domestic operating subsidiaries. Under certain circumstances, the guarantees of the subsidiaries comprising the EchoPark Business (as defined in the indentures governing the Senior Notes (the "Indentures")) may be released. The Indentures also provide flexibility to enter into fundamental transactions involving the EchoPark Business. The Indentures contain other customary restrictive covenants and default provisions. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year.
The Senior notes are redeemable, in whole or in part, at any time during the twelve-month period beginning on November 15 of each year at the redemption prices (expressed as percentages of the principal amount thereof) set forth below:

	Redemption Price
Year	4.625% Notes	4.875% Notes
2024	102.313%	No Call
2025	101.156%	No Call
2026	100.000%	102.438%
2027	100.000%	101.625%
2028	100.000%	100.813%
2029 and thereafter		100.000%

Before November 15, 2026, we may redeem all or part of the 4.875% Notes, subject to a make-whole premium.

Mortgage Facility and Sidecar Facility
On November 22, 2019, we entered into a Credit Agreement between, among others, the Company and PNC Bank, National Association, as administrative agent, providing for both revolving credit and delayed draw term loans (as amended to date, the “Mortgage Facility”).
On March 22, 2024, we amended the Mortgage Facility to conform to the terms of the Sixth A&R Credit agreement.
On May 17, 2024, we incurred a $78.0 million term loan as required under the Mortgage Facility in order to achieve full term loan utilization.
On December 27, 2024, we entered into an agreement, which established a syndicated mortgage loan facility (the “Sidecar Facility”) providing an incremental $149.1 million of term loan commitments. Though the Sidecar Facility is distinct and separate from the Mortgage Facility, the two facilities contain similar terms and conditions, are coterminous, and use one month Term SOFR as a base rate with the same pricing grid.
Interest on the Mortgage Facility and Sidecar Facility is paid monthly in arrears. Amortizing principal payments are 1.875% of the cumulative amount drawn on the term loan portion of Mortgage Facility and Sidecar Facility each quarter end through September 30, 2027, with the remaining balances due on the November 17, 2027 maturity date. We have the right to prepay outstanding principal on either facility at any time without premium or penalty provided that the prepayment exceeds $0.5 million.
As of March 31, 2025, we had $359.2 million of outstanding borrowings and $95.0 million available for revolving loans under the Mortgage Facility. In addition, we had no outstanding borrowings and $83.5 million available for future term loans under the Sidecar Facility based upon the appraised value of the underlying pledged collateral.
Mortgage Notes to Finance Companies
Excluding the Mortgage Facility and Sidecar Facility, our mortgage notes had a weighted-average interest rate of 3.64% and a combined principal balance of $85.3 million as of March 31, 2025. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by underlying properties or other collateral and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2025 to 2031.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Covenants
The Credit Facilities, Mortgage Facility and Sidecar Facility each contain covenants which could prohibit indebtedness, liens, the payment of excess dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets. The facilities contain other covenants and default provisions, including cross defaults to other material indebtedness, change of control events and other events of default customary for commercial credit facilities. Upon the occurrence of an event of default, we could be required to repay all outstanding amounts under these facilities. The facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no continuing Event of Default (as defined within each facility) has occurred and provided that we remain in compliance with all financial covenants. Dividends greater than $0.18 per share are subject to the limitations on restricted payments set forth in the facilities. After giving effect to the applicable restrictions, as of March 31, 2025, we had approximately $338.8 million of net income and retained earnings free of such restrictions.
We were in compliance with all restrictive covenants as of March 31, 2025. which include the following:

	Covenant
	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	≥1.20	≤5.75
March 31, 2025 actual	2.64	2.77

Many of our facility leases are governed by a guarantee agreement that contains financial and operating covenants identical to those under the Credit Facilities, Mortgage Facility and Sidecar Facility. The guarantee agreement also contains an additional covenant requiring an EBITDAR to Rent ratio (as defined in the guarantee agreement) of no less than 1.50 to 1.00. As of March 31, 2025, the ratio was 13.73 to 1.00.
Derivative Instruments and Hedging Activities
As of March 31, 2025, we had interest rate cap agreements with the following notional amounts, cap rates and maturities to help limit our exposure to potentially increasing interest rates on the Floor Plan Facilities and Mortgage Facility. Settlements are evaluated monthly and paid by the counterparties when one-month Term SOFR exceeds the cap rate. Payments are calculated based on the notional amounts multiplied by the difference between one-month Term SOFR and the cap rates and are recognized as a reduction of interest expense. The total unamortized premium related to the caps was $2.6 million as of March 31, 2025 which will be amortized as interest expense over each cap’s remaining term. The fair value of the outstanding caps was $1.1 million at March 31, 2025 included in other assets in the accompanying consolidated balance sheet.

Notional Amount	Cap Rate (1)	Receive Rate (1)	Start Date	Maturing Date
(In millions)
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 31, 2026
$200.0	5.500%	one-month Term SOFR	March 17, 2025	November 17, 2027
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 29, 2028
(1) One-month Term SOFR was approximately 4.32% at March 31, 2025.

The interest rate caps qualify and have been designated as cash flow hedges, As a result, changes in their fair value are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations.
For further discussion, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $2.2 million as of March 31, 2025 and December 31, 2024. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2025.

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
There were no significant liabilities recorded related to legal matters as of March 31, 2025 and December 31, 2024.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2025	December 31, 2024
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$47.9	$47.3
Interest rate caps designated as hedges (2)	1.1	—
Total assets	$49.0	$47.3
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of March 31, 2025, approximately $1.1 million was included in other assets in the accompanying unaudited condensed consolidated balance sheet.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025 and December 31, 2024, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of March 31, 2025 and December 31, 2024, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$446.3	$500.0	$447.5	$500.0
4.625% Notes (1)	$593.1	$650.0	$594.8	$650.0
Mortgage Notes (2)	$83.1	$85.3	$93.4	$96.1
(1)As determined by market quotations from similar securities as of March 31, 2025 and December 31, 2024, respectively (Level 2).
(2)As determined by the DCF method (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024.
9. Segment Information
As of March 31, 2025, Sonic had three operating segments: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic's Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of our operating segments. Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three months ended March 31, 2025 and 2024 were as follows:

Franchised Dealerships Segment - Reported

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues:
Retail new vehicles	$1,636.9	$1,439.9
Fleet new vehicles	22.1	19.6
Used vehicles	745.6	729.3
Wholesale vehicles	54.6	48.6
Parts, service and collision repair	467.4	439.9
Finance, insurance and other, net	130.6	119.6
Cost of sales:
Retail new vehicles	(1,550.2)	(1,345.8)
Fleet new vehicles	(21.5)	(18.9)
Used vehicles	(705.7)	(688.5)
Wholesale vehicles	(55.6)	(48.8)
Parts, service and collision repair	(230.2)	(219.1)
Segment gross profit	$494.0	$475.8
Selling, general and administrative expenses:
Compensation	(226.4)	(216.5)
Advertising	(15.8)	(15.3)
Rent	(9.7)	(10.1)
Other (1)	(74.0)	(96.6)
Depreciation and amortization	(33.4)	(29.8)
Other income (expense):
Interest expense, floor plan	(16.3)	(16.0)
Interest expense, other, net	(26.6)	(27.8)
Other income (expense), net	0.1	—
Segment income	$91.9	$63.7
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EchoPark Segment - Reported

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues:
Used vehicles	$473.7	$482.9
Wholesale vehicles	27.3	28.6
Finance, insurance and other, net	58.7	47.9
Cost of Sales:
Used vehicles	(468.3)	(477.6)
Wholesale vehicles	(27.5)	(29.2)
Segment gross profit	$63.9	$52.6
Selling, general and administrative expenses:
Compensation	(25.9)	(25.2)
Advertising	(7.7)	(6.6)
Rent	(0.7)	0.8
Other (1)	(10.5)	(14.6)
Depreciation and amortization	(5.2)	(5.5)
Other income (expense):
Interest expense, floor plan	(3.1)	(3.8)
Interest expense, other, net	(0.4)	(0.7)
Other income (expense), net	(0.1)	0.1
Segment income (loss)	$10.3	$(2.9)
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Powersports Segment - Reported

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues:
Retail new vehicles	$19.4	$15.9
Used vehicles	5.7	3.4
Wholesale vehicles	0.8	0.1
Parts, service and collision repair	7.0	6.8
Finance, insurance and other, net	1.5	1.5
Cost of Sales:
Retail new vehicles	(16.7)	(13.6)
Used vehicles	(4.6)	(2.5)
Wholesale vehicles	(1.0)	(0.1)
Parts, service and collision repair	(3.6)	(3.7)
Segment gross profit	$8.5	$7.8
Selling, general and administrative expenses:
Compensation	(6.2)	(5.6)
Advertising	(0.2)	(0.4)
Rent	0.2	—
Other (1)	(3.4)	(2.1)
Depreciation and amortization	(1.2)	(1.0)
Other income (expense):
Interest expense, floor plan	(0.5)	(0.5)
Interest expense, other, net	(0.7)	(0.5)
Other income (expense), net	—	—
Segment income (loss)	$(3.5)	$(2.3)
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, and insurance, training, legal and information technology expenses.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$91.9	$63.7
EchoPark Segment (3)	10.3	(2.9)
Powersports Segment (4)	(3.5)	(2.3)
Total segment income	$98.7	$58.5
Impairment charges (5)	(1.4)	(1.0)
Income before taxes	$97.4	$57.5
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended March 31, 2025, amount includes $30.0 million of pre-tax benefit in cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $0.9 million of pre-tax charges related to storm damage, and approximately $0.3 million of pre-tax charges related to disposition losses. For the three months ended March 31, 2024, amount includes approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of pre-tax impairment charges related to property and equipment. Due to rounding, segment level financial data may not sum to consolidated results.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3)For the three months ended March 31, 2025, amount includes approximately $0.2 million of pre-tax gain on sale of EchoPark property and approximately $0.2 million of pre-tax impairment charges related to property and equipment. For the three months ended March 31, 2024, amount includes approximately $2.1 million of pre-tax charges for severance and long-term compensation expense and approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations. Due to rounding, segment level financial data may not sum to consolidated results.
(4)For the three months ended March 31, 2025, amount includes approximately $0.9 million of pre-tax charges related to disposition losses and approximately $1.1 million of pre-tax impairment charges related to property, equipment, and right-of-use assets. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the three months ended March 31, 2025, amount includes approximately $0.2 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.1 million of pre-tax property, equipment and right-of-use asset charges for the Powersports Segment. For the three months ended March 31, 2024, amount includes approximately $1.0 million of pre-tax impairment charges for the Franchised Dealerships Segment. Due to rounding, segment level financial data may not sum to consolidated results.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Segment Capital Expenditures:
Franchised Dealerships Segment	$44.5	$43.0
EchoPark Segment	0.2	0.4
Powersports Segment	0.3	0.4
Total capital expenditures	$45.0	$43.8

	March 31, 2025	December 31, 2024
	(In millions)
Segment Assets:
Franchised Dealerships Segment	$4,637.6	$4,704.5
EchoPark Segment	577.0	574.5
Powersports Segment	231.5	232.7
Corporate and other:
Cash and cash equivalents	64.6	44.0
Floor plan deposit balance	365.0	340.0
Total assets	$5,875.7	$5,895.7

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of March 31, 2025: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2025, we operated 108 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 14 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 133 new vehicle franchises (representing 25 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores in 10 states. The Powersports Segment consists of 10 franchises and four authorized retail outlets in three states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) increased 8% for the three months ended March 31, 2025, to approximately 16.6 million vehicles, compared to approximately 15.4 million vehicles for the three months ended March 31, 2024, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2025 new vehicle industry volume will be between 15.6 million vehicles (a decrease of 3% compared to 2024) and 16.3 million vehicles (an increase of 1% compared to 2024). The effects of changes in trade policy and the imposition of tariffs, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2025 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR increased 11% to approximately 14.0 million vehicles for the three months ended March 31, 2025, from approximately 12.6 million vehicles for the three months ended March 31, 2024. We believe some of the increase in new vehicle SAAR during the three months ended March 31, 2025 is attributable to advanced purchases of new vehicles ahead of changes in U.S. tariff policy announced on April 2, 2025.
CDK Outage
On June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK (the “CDK outage”). This outage adversely affected our business and results of operations during the second and third quarters of 2024. In connection with the CDK outage, we recognized $10.0 million in income from cyber insurance proceeds during the three months ended December 31, 2024, and $30.0 million in income from cyber insurance proceeds during the three months ended March 31, 2025, which was recorded as a reduction to Selling, general and administrative expenses.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2024 and 2025, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
Same store retail new vehicle revenue increased 13% during the three months ended March 31, 2025, driven primarily by a 10% increase in retail new vehicle unit sales volume, coupled with a 2% increase in retail new vehicle average selling price. Retail new vehicle gross profit decreased 9% during the three months ended March 31, 2025, due primarily to increased price competition as a result of increasing levels of available inventory and higher inventory invoice cost, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $643 per unit, or 17%, to $3,089 per unit during the three months ended March 31, 2025. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 51 days as of March 31, 2025, compared to 50 days as of March 31, 2024.
Same store retail used vehicle revenue increased 1% during the three months ended March 31, 2025, driven primarily by a 3% increase in retail used vehicle average selling prices, partially offset by a 2% decrease in retail used vehicle sales volume. Retail used vehicle gross profit decreased 5% during the three months ended March 31, 2025, primarily due to lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $45 per unit, or 3%, to $1,555 per unit during the three months ended March 31, 2025 due primarily to higher inventory acquisition costs. Same store wholesale vehicle gross loss worsened by approximately $0.8 million, to a gross loss of approximately $1.0 million during the three months ended March 31, 2025, due primarily to a $117 per unit, or 355%, increase in wholesale vehicle gross loss per unit as a result of changes in pricing and demand for vehicles at wholesale auction. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 and 28 days as of March 31, 2025 and 2024, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store Fixed Operations revenue increased 5% during the three months ended March 31, 2025, driven primarily by increased service capacity as a result of additional technician headcount, and higher parts and labor costs that were passed along to consumers. Fixed Operations gross profit increased 7% during the three months ended March 31, 2025, driven primarily by higher warranty revenue contribution and higher warranty gross margin. Fixed Operations gross margin increased 70 basis points, to 50.8%, during the three months ended March 31, 2025, primarily driven by an increase in warranty revenue contribution and higher warranty gross margin.
Same store F&I revenue increased 8% during the three months ended March 31, 2025, driven by a 4% increase in combined new and used retail unit sales volume coupled with a 4% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $92 per unit, or 4%, to $2,442 per unit during the three months ended March 31, 2025.
EchoPark Segment
Reported total revenues remained flat during the three months ended March 31, 2025, driven primarily by a 5% increase in retail used vehicle unit sales volume, offset by a 6% decrease in average retail used vehicle unit selling prices. Reported total gross profit increased 21% during the three months ended March 31, 2025, primarily driven by a 23% increase in F&I gross profit.
Same market total revenues increased 3% during the three months ended March 31, 2025, primarily attributable to a 7% increase in total retail used vehicle unit sales volume, partially offset by a 6% decrease in average selling price per used retail unit. Same market total gross profit increased 19% during the three months ended March 31, 2025, driven by a 7% increase in total retail used vehicle unit sales volume and a 12% increase in combined retail used vehicle and F&I gross profit per unit.
Reported retail used vehicle revenue decreased 2% during the three months ended March 31, 2025, driven primarily by a 6% decrease in average retail used vehicle unit selling prices, partially offset by a 5% increase in retail used vehicle unit sales volume. F&I revenue increased 23% during the three months ended March 31, 2025, driven primarily by a 17% increase in F&I gross profit per unit. Reported combined retail used vehicle and F&I gross profit per unit increased $456 per unit, or 15%, to $3,411 per unit during the three months ended March 31, 2025, due primarily to increases in F&I gross profit per unit during the three months ended March 31, 2025.
Reported wholesale vehicle gross loss improved by approximately $0.4 million during the three months ended March 31, 2025, primarily due to a 60% improvement in wholesale vehicle gross loss per unit and a 5% increase in wholesale vehicle unit sales volume. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 35 and 36 days as of March 31, 2025 and 2024, respectively.
Powersports Segment
Reported retail new vehicle revenue increased by 22% during the three months ended March 31, 2025, primarily due to an 18% increase in retail new vehicle unit sales volume, coupled with a 4% increase in retail new vehicle average selling prices. Retail new vehicle gross profit increased 17% during the three months ended March 31, 2025 as a result of the higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $5 per unit, to $2,681 per unit for the three months ended March 31, 2025.
Same store retail new vehicle revenue increased 8% during the three months ended March 31, 2025, primarily driven by a 4% increase in retail new vehicle unit sales volume and a 4% increase in retail new vehicle average selling price. Retail new vehicle gross profit remained flat during the three months ended March 31, 2025, as a result of the increase in retail new vehicle unit sales volume, offset by lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $84 per unit, or 3%, to $2,588, due primarily to higher inventory invoice costs. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 166 and 225 days as of March 31, 2025 and 2024, respectively, varying based on manufacturer production levels and consumer demand.
Reported retail used vehicle revenue increased 68% during the three months ended March 31, 2025, primarily driven by a 41% increase in retail used vehicle unit sales volume, coupled with a 19% increase in used unit prices. Retail used vehicle gross profit increased 22% during the three months ended March 31, 2025 as a result of higher retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $362 per unit, or 17%, to $1,823 per unit for the three months ended March 31, 2025, primarily due to higher inventory costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store used vehicle revenue increased 47% during the three months ended March 31, 2025, primarily driven by a 25% increase in retail used vehicle unit sales volume, coupled with a 17% increase in retail used vehicle average selling price. Retail used vehicle gross profit remained flat during the three months ended March 31, 2025 and retail used vehicle gross profit per unit decreased $373 per unit, or 17%, to $1,780, primarily due to higher inventory costs. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 83 and 99 days as of March 31, 2025 and 2024, respectively.
Reported Fixed Operations revenue increased 3% during the three months ended March 31, 2025 and Fixed Operations gross profit increased 10% during the three months ended March 31, 2025, driven primarily by higher repair order volume as a result of acquisitions. Fixed Operations gross margin increased 220 basis points to 49% during the three months ended March 31, 2025, driven primarily by an increase in warranty revenue contribution and warranty gross margin.
Same store Fixed Operations revenue decreased 10% and Fixed Operations gross profit decreased 3% during the three months ended March 31, 2025, driven primarily by lower repair order volume. Fixed Operations gross margin increased 300 basis points, to 50% during the three months ended March 31, 2025, driven primarily by an increase in warranty revenue contribution and warranty gross margin.
Reported F&I revenue remained flat during the three months ended March 31, 2025 driven primarily by a 25% increase in combined retail new and used vehicle unit sales volume in the three months ended March 31, 2025, offset by a 21% decrease in F&I gross profit per retail unit in the three months ended March 31, 2025. F&I gross profit per retail unit decreased $254 per unit, or 21%, to $943 per unit during the three months ended March 31, 2025.
Same store F&I revenue remained flat during the three months ended March 31, 2025, driven primarily by a 11% increase in combined retail new and used vehicle unit sales volume, offset partially by an 11% decrease in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $129 per unit, or 11%, to $1,037 per unit during the three months ended March 31, 2025.

Results of Operations – Consolidated

As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores, EchoPark stores, and Powersports stores in 2024 and 2025, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
New Vehicle Brand	2025	2024
Luxury:
BMW	23%	25%
Mercedes	14%	14%
Lexus	6%	6%
Audi	6%	5%
Land Rover	5%	5%
Porsche	4%	3%
Cadillac	3%	2%
Volvo	1%	1%
MINI	1%	1%
Other Luxury (1)	—%	—%
Total Luxury	63%	62%
Mid-line Import:
Honda	12%	11%
Toyota	8%	9%
Volkswagen	1%	2%
Hyundai	1%	1%
Other Mid-line Import (2)	1%	1%
Total Mid-line Import	23%	24%
Domestic:
General Motors (3)	6%	5%
Chrysler	5%	5%
Ford	3%	4%
Total Domestic	14%	14%
Total	100%	100%
(1)Includes Jaguar and Polestar.
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
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	14.0	12.6	11%
U.S. Fleet new vehicle SAAR	2.6	2.8	(7)%
U.S. Total new vehicle SAAR (1)	16.6	15.4	8%
(1)Source: PIN from J.D. Power

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,656.3	$1,455.8	$200.5	14%
Fleet new vehicle revenue	22.1	19.6	2.5	13%
Total new vehicle revenue	$1,678.4	$1,475.4	$203.0	14%

Retail new vehicle gross profit	$89.4	$96.4	$(7.0)	(7)%
Fleet new vehicle gross profit	0.6	0.7	(0.1)	(14)%
Total new vehicle gross profit	$90.0	$97.1	$(7.1)	(7)%

Retail new vehicle unit sales	29,075	26,142	2,933	11%
Fleet new vehicle unit sales	383	379	4	1%
Total new vehicle unit sales	29,458	26,521	2,937	11%

Revenue per new retail unit	$56,967	$55,689	$1,278	2%
Revenue per new fleet unit	$57,518	$51,708	$5,810	11%
Total revenue per new unit	$56,974	$55,632	$1,342	2%

Gross profit per new retail unit	$3,075	$3,688	$(613)	(17)%
Gross profit per new fleet unit	$1,444	$1,706	$(262)	(15)%
Total gross profit per new unit	$3,054	$3,660	$(606)	(17)%

Retail gross profit as a % of revenue	5.4%	6.6%	(120)	bps
Fleet gross profit as a % of revenue	2.5%	3.3%	(80)	bps
Total new vehicle gross profit as a % of revenue	5.4%	6.6%	(120)	bps

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,225.0	$1,215.6	$9.4	1%
Gross profit	$46.4	$47.0	$(0.6)	(1)%
Unit sales	44,817	44,056	761	2%
Revenue per unit	$27,333	$27,593	$(260)	(1)%
Gross profit per unit	$1,034	$1,068	$(34)	(3)%
Gross profit as a % of revenue	3.8%	3.9%	(10)	bps

For further analysis of used vehicle results on a segment basis, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles – Consolidated

Wholesale vehicle revenues are influenced by several factors, including retail new and used vehicle unit sales volume, associated trade-in volume, and short-term, temporary, and seasonal fluctuations in wholesale auction pricing. In recent years, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) will continue to return toward long-term normalized levels in the long run, but may continue to experience volatility during 2025 or beyond. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$82.7	$77.3	$5.4	7%
Gross profit (loss)	$(1.4)	$(0.8)	$(0.6)	(75)%
Unit sales	9,405	8,112	1,293	16%
Revenue per unit	$8,802	$9,530	$(728)	(8)%
Gross profit (loss) per unit	$(128)	$(89)	$(39)	(44)%
Gross profit (loss) as a % of revenue	(1.4)%	(0.9)%	(50)	bps

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
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$215.3	$210.2	$5.1	2%
Warranty	86.4	64.5	21.9	34%
Wholesale parts	46.7	50.8	(4.1)	(8)%
Internal, sublet and other	126.0	121.2	4.8	4%
Total revenue	$474.4	$446.7	$27.7	6%

Gross profit
Customer pay	$120.6	$118.0	$2.6	2%
Warranty	54.0	38.5	15.5	40%
Wholesale parts	8.1	8.9	(0.8)	(9)%
Internal, sublet and other	57.9	58.5	(0.6)	(1)%
Total gross profit	$240.6	$223.9	$16.7	7%

Gross profit as a % of revenue
Customer pay	56.0%	56.2%	(20)	bps
Warranty	62.6%	59.7%	290	bps
Wholesale parts	17.3%	17.6%	(30)	bps
Internal, sublet and other	46.0%	48.2%	(220)	bps
Total gross profit as a % of revenue	50.7%	50.1%	60	bps

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
Our consolidated reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$190.8	$169.0	$21.8	13%
Total combined retail new and used vehicle unit sales	73,892	70,198	3,694	5%
Gross profit per retail unit (excludes fleet)	$2,582	$2,407	$175	7%

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2024 and 2025, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for a more meaningful comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,623.6	$1,437.4	$186.2	13%
Acquisitions, open points, dispositions and holding company	13.3	2.5	10.8	NM
Total as reported	$1,636.9	$1,439.9	$197.0	14%

Fleet new vehicle revenue:
Same store	$22.0	$19.6	$2.4	12%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$22.1	$19.6	$2.5	13%

Total new vehicle revenue:
Same store	$1,645.6	$1,457.0	$188.6	13%
Acquisitions, open points, dispositions and holding company	13.4	2.5	10.9	NM
Total as reported	$1,659.0	$1,459.5	$199.5	14%

Retail new vehicle gross profit:
Same store	$86.1	$94.2	$(8.1)	(9)%
Acquisitions, open points, dispositions and holding company	0.6	(0.1)	0.7	NM
Total as reported	$86.7	$94.1	$(7.4)	(8)%

Fleet new vehicle gross profit:
Same store	$0.6	$0.6	$—	—%
Acquisitions, open points, dispositions and holding company	—	0.1	(0.1)	NM
Total as reported	$0.6	$0.7	$(0.1)	(14)%

Total new vehicle gross profit:
Same store	$86.7	$94.8	$(8.1)	(9)%
Acquisitions, open points, dispositions and holding company	0.6	—	0.6	NM
Total as reported	$87.3	$94.8	$(7.5)	(8)%

Retail new vehicle unit sales:
Same store	27,870	25,231	2,639	10%
Acquisitions, open points, dispositions and holding company	212	66	146	NM
Total as reported	28,082	25,297	2,785	11%

Fleet new vehicle unit sales:
Same store	383	379	4	1%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	383	379	4	1%

Total new vehicle unit sales:
Same store	28,253	25,610	2,643	10%
Acquisitions, open points, dispositions and holding company	212	66	146	NM
Total as reported	28,465	25,676	2,789	11%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,636.9	$1,439.9	$197.0	14%
Fleet new vehicle revenue	22.1	19.6	2.5	13%
Total new vehicle revenue	$1,659.0	$1,459.5	$199.5	14%

Retail new vehicle gross profit	$86.7	$94.1	$(7.4)	(8)%
Fleet new vehicle gross profit	0.6	0.7	(0.1)	(14)%
Total new vehicle gross profit	$87.3	$94.8	$(7.5)	(8)%

Retail new vehicle unit sales	28,082	25,297	2,785	11%
Fleet new vehicle unit sales	383	379	4	1%
Total new vehicle unit sales	28,465	25,676	2,789	11%

Revenue per new retail unit	$58,291	$56,921	$1,370	2%
Revenue per new fleet unit	$57,518	$51,708	$5,810	11%
Total revenue per new unit	$58,281	$56,844	$1,437	3%

Gross profit per new retail unit	$3,089	$3,722	$(633)	(17)%
Gross profit per new fleet unit	$1,444	$1,706	$(262)	(15)%
Total gross profit per new unit	$3,067	$3,692	$(625)	(17)%

Retail gross profit as a % of revenue	5.3%	6.5%	(120)	bps
Fleet gross profit as a % of revenue	2.5%	3.3%	(80)	bps
Total new vehicle gross profit as a % of revenue	5.3%	6.5%	(120)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,623.6	$1,437.4	$186.2	13%
Fleet new vehicle revenue	22.0	19.6	2.4	12%
Total new vehicle revenue	$1,645.6	$1,457.0	$188.6	13%

Retail new vehicle gross profit	$86.1	$94.2	$(8.1)	(9)%
Fleet new vehicle gross profit	0.6	0.6	—	—%
Total new vehicle gross profit	$86.7	$94.8	$(8.1)	(9)%

Retail new vehicle unit sales	27,870	25,231	2,639	10%
Fleet new vehicle unit sales	383	379	4	1%
Total new vehicle unit sales	28,253	25,610	2,643	10%

Revenue per new retail unit	$58,255	$56,970	$1,285	2%
Revenue per new fleet unit	$57,518	$51,708	$5,810	11%
Total revenue per new unit	$58,245	$56,892	$1,353	2%

Gross profit per new retail unit	$3,089	$3,732	$(643)	(17)%
Gross profit per new fleet unit	$1,444	$1,706	$(262)	(15)%
Total gross profit per new unit	$3,067	$3,702	$(635)	(17)%

Retail gross profit as a % of revenue	5.3%	6.6%	(130)	bps
Fleet gross profit as a % of revenue	2.5%	3.3%	(80)	bps
Total new vehicle gross profit as a % of revenue	5.3%	6.5%	(120)	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Retail new vehicle revenue increased 13%, due primarily to a 10% increase in retail new vehicle unit sales volume and a 2% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $8.1 million, or 9%, as a result of lower retail new vehicle gross profit per unit, offset partially by higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $643 per unit, or 17%, to $3,089 per unit, due primarily to increased price competition and higher inventory invoice costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$731.8	$726.8	$5.0	1%
Acquisitions, open points, dispositions and holding company	13.8	2.5	11.3	NM
Total as reported	$745.6	$729.3	$16.3	2%

Retail used vehicle gross profit:
Same store	$38.9	$40.9	$(2.0)	(5)%
Acquisitions, open points, dispositions and holding company	1.0	(0.1)	1.1	NM
Total as reported	$39.9	$40.8	$(0.9)	(2)%

Retail used vehicle unit sales:
Same store	25,019	25,554	(535)	(2)%
Acquisitions, open points, dispositions and holding company	422	112	310	NM
Total as reported	25,441	25,666	(225)	(1)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$745.6	$729.3	$16.3	2%
Gross profit	$39.9	$40.8	$(0.9)	(2)%
Unit sales	25,441	25,666	(225)	(1)%
Revenue per unit	$29,308	$28,418	$890	3%
Gross profit per unit	$1,568	$1,592	$(24)	(2)%
Gross profit as a % of revenue	5.3%	5.6%	(30)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$731.8	$726.8	$5.0	1%
Gross profit	$38.9	$40.9	$(2.0)	(5)%
Unit sales	25,019	25,554	(535)	(2)%
Revenue per unit	$29,251	$28,443	$808	3%
Gross profit per unit	$1,555	$1,600	$(45)	(3)%
Gross profit as a % of revenue	5.3%	5.6%	(30)	bps

Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Retail used vehicle revenue increased approximately $5.0 million, or 1%, driven primarily by a 3% increase in retail used vehicle average selling prices, partially offset by a 2% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $2.0 million, or 5%, driven primarily by a $45 per unit, or 3%, decrease in retail used vehicle gross profit per unit, as well as a 2% decrease in retail used vehicle unit sales volume, due primarily to higher inventory acquisition costs and increased price competition as a result of ongoing consumer affordability challenges.
Wholesale Vehicles – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$54.0	$48.2	$5.8	12%
Acquisitions, open points, dispositions and holding company	0.6	0.4	0.2	NM
Total as reported	$54.6	$48.6	$6.0	12%

Total wholesale vehicle gross profit (loss):
Same store	$(1.0)	$(0.2)	$(0.8)	(400)%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$(1.0)	$(0.2)	$(0.8)	(400)%

Total wholesale vehicle unit sales:
Same store	6,117	5,065	1,052	21%
Acquisitions, open points, dispositions and holding company	78	40	38	NM
Total as reported	6,195	5,105	1,090	21%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$54.6	$48.6	$6.0	12%
Gross profit (loss)	$(1.0)	$(0.2)	$(0.8)	(400)%
Unit sales	6,195	5,105	1,090	21%
Revenue per unit	$8,821	$9,482	$(661)	(7)%
Gross profit (loss) per unit	$(151)	$(36)	$(115)	(319)%
Gross profit (loss) as a % of revenue	(1.7)%	(0.4)%	(130)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$54.0	$48.2	$5.8	12%
Gross profit (loss)	$(1.0)	$(0.2)	$(0.8)	(400)%
Unit sales	6,117	5,065	1,052	21%
Revenue per unit	$8,828	$9,505	$(677)	(7)%
Gross profit (loss) per unit	$(150)	$(33)	$(117)	(355)%
Gross profit (loss) as a % of revenue	(1.7)%	(0.3)%	(140)	bps
NM = Not Meaningful
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Wholesale vehicle revenue increased approximately $5.8 million, or 12%, driven primarily by a 21% increase in wholesale vehicle unit sales volume, partially offset by a 7% decrease in wholesale vehicle revenue per unit during the three months ended March 31, 2025. Wholesale vehicle gross profit (loss) worsened by approximately $0.8 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$461.6	$438.6	$23.0	5%
Acquisitions, open points, dispositions and holding company	5.8	1.3	4.5	NM
Total as reported	$467.4	$439.9	$27.5	6%

Total Fixed Operations gross profit:
Same store	$234.3	$219.6	$14.7	7%
Acquisitions, open points, dispositions and holding company	2.9	1.2	1.7	NM
Total as reported	$237.2	$220.8	$16.4	7%
NM = Not Meaningful

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$213.8	$208.3	$5.5	3%
Warranty	85.2	64.1	21.1	33%
Wholesale parts	46.6	50.6	(4.0)	(8)%
Internal, sublet and other	121.8	116.9	4.9	4%
Total revenue	$467.4	$439.9	$27.5	6%

Gross profit
Customer pay	$120.0	$117.2	$2.8	2%
Warranty	53.3	38.2	15.1	40%
Wholesale parts	8.1	8.8	(0.7)	(8)%
Internal, sublet and other	55.8	56.6	(0.8)	(1)%
Total gross profit	$237.2	$220.8	$16.4	7%

Gross profit as a % of revenue
Customer pay	56.2%	56.3%	(10)	bps
Warranty	62.5%	59.6%	290	bps
Wholesale parts	17.3%	17.6%	(30)	bps
Internal, sublet and other	45.8%	48.2%	(240)	bps
Total gross profit as a % of revenue	50.7%	50.2%	50	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$211.3	$207.7	$3.6	2%
Warranty	84.2	63.9	20.3	32%
Wholesale parts	45.8	50.5	(4.7)	(9)%
Internal, sublet and other	120.3	116.6	3.7	3%
Total revenue	$461.6	$438.7	$22.9	5%

Gross profit
Customer pay	$118.7	$116.9	$1.8	2%
Warranty	52.7	38.1	14.6	38%
Wholesale parts	7.9	8.9	(1.0)	(11)%
Internal, sublet and other	55.0	55.8	(0.8)	(1)%
Total gross profit	$234.3	$219.7	$14.6	7%

Gross profit as a % of revenue
Customer pay	56.2%	56.3%	(10)	bps
Warranty	62.6%	59.6%	300	bps
Wholesale parts	17.3%	17.6%	(30)	bps
Internal, sublet and other	45.7%	47.9%	(220)	bps
Total gross profit as a % of revenue	50.8%	50.1%	70	bps

Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Fixed Operations revenue increased approximately $22.9 million, or 5%, and Fixed Operations gross profit increased approximately $14.6 million, or 7%. Customer pay gross profit increased approximately $1.8 million, or 2%, warranty gross profit increased approximately $14.6 million, or 38%, wholesale parts gross profit decreased approximately $1.0 million, or 11%, and internal, sublet and other gross profit decreased approximately $0.8 million, or 1%. As consumer activity and vehicle miles driven have continued to improve from pandemic-induced lows in early 2020, we have experienced a recovery in Fixed Operations activity (in particular, related to customer pay repairs), and are currently operating above pre-pandemic levels and expect to continue to see growth in Fixed Operations revenues and gross profit throughout 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$129.2	$119.3	$9.9	8%
Acquisitions, open points, dispositions and holding company	1.4	0.3	1.1	NM
Total as reported	$130.6	$119.6	$11.0	9%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,442	$2,350	$92	4%
Reported	$2,439	$2,348	$91	4%

Total combined retail new and used vehicle unit sales:
Same store	52,889	50,785	2,104	4%
Acquisitions, open points, dispositions and holding company	634	178	456	NM
Total as reported	53,523	50,963	2,560	5%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$130.6	$119.6	$11.0	9%
Total combined retail new and used vehicle unit sales	53,523	50,963	2,560	5%
Gross profit per retail unit (excludes fleet)	$2,439	$2,348	$91	4%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$129.2	$119.3	$9.9	8%
Total combined retail new and used vehicle unit sales	52,889	50,785	2,104	4%
Gross profit per retail unit (excludes fleet)	$2,442	$2,350	$92	4%

Same Store Franchised Dealerships Segment F&I – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
F&I revenue increased approximately $9.9 million, or 8%, due primarily to a 4% increase in F&I gross profit per retail unit and a 4% increase in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $92 per unit, or 4%, to $2,442 per unit, due primarily to higher gross profit per finance contract and service contract, and an increase in other aftermarket contract penetration rates.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Finance contract revenue for combined retail new and used vehicles increased 9%, due primarily to a 6% increase in gross profit per finance contract and a 3% increase in finance contract volume. Service contract revenue for combined retail new and used vehicles increased 9%, due primarily to a 2% increase in service contract volume and a 7% increase in gross profit per service contract. Other aftermarket contract revenue for combined retail new and used vehicles increased 7%, due primarily to a 2% increase in gross profit per other aftermarket contract, a 4% increase in total contracts, and a 30-basis point increase in the other aftermarket contract penetration rate.

Results of Operations – EchoPark Segment
All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. Same market results may vary significantly from reported results due to the closure of stores that are no longer included in same market results.
In January 2024, we closed the remaining seven Northwest Motorsport stores within the EchoPark Segment. In light of these closures, we believe the following discussion of EchoPark Segment results on a same market basis provides a more meaningful year-over-year comparison.
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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$473.7	$473.2	$0.5	—%
Closed stores	—	9.7	(9.7)	NM
Total as reported	$473.7	$482.9	$(9.2)	(2)%

Total retail used vehicle gross profit (loss):
Same market	$4.3	$5.6	$(1.3)	(23)%
Closed stores	1.1	(0.3)	1.4	NM
Total as reported	$5.4	$5.3	$0.1	2%

Total retail used vehicle unit sales:
Same market	18,798	17,618	1,180	7%
Closed stores	—	363	(363)	NM
Total as reported	18,798	17,981	817	5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$59.1	$47.5	$11.6	24%
Closed stores	(0.4)	0.4	(0.8)	NM
Total as reported	$58.7	$47.9	$10.8	23%
NM = Not Meaningful
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$473.7	$482.9	$(9.2)	(2)%
Retail used vehicle gross profit (loss)	$5.4	$5.3	$0.1	2%
Retail used vehicle unit sales	18,798	17,981	817	5%
Retail used vehicle revenue per unit	$25,199	$26,854	$(1,655)	(6)%
F&I revenue	$58.7	$47.9	$10.8	23%
Combined retail used vehicle gross profit and F&I revenue	$64.1	$53.2	$10.9	20%
Combined retail used vehicle and F&I gross profit per unit	$3,411	$2,955	$456	15%

Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$473.7	$473.2	$0.5	—%
Retail used vehicle gross profit (loss)	$4.3	$5.6	$(1.3)	(23)%
Retail used vehicle unit sales	18,798	17,618	1,180	7%
Retail used vehicle revenue per unit	$25,199	$26,859	$(1,660)	(6)%
F&I revenue	$59.1	$47.5	$11.6	24%
Combined retail used vehicle gross profit and F&I revenue	$63.4	$53.1	$10.3	19%
Combined retail used vehicle and F&I gross profit per unit	$3,373	$3,018	$355	12%

Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Retail used vehicle revenue increased approximately $0.5 million, due primarily to a 6% decrease in retail used vehicle revenue per unit, offset partially by a 7% increase in retail used vehicle unit sales volume. Combined retail used vehicle gross profit and F&I revenue increased approximately $10.3 million, or 19%, due primarily to an $11.6 million, or 24%, increase in F&I revenue and a 12%, or $355 per unit increase in combined retail used vehicle and F&I gross profit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, an improvement in inventory acquisition costs as a result of sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis and closed store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$27.3	$25.5	$1.8	7%
Closed stores	—	3.1	(3.1)	NM
Total as reported	$27.3	$28.6	$(1.3)	(5)%

Total wholesale vehicle gross profit (loss):
Same market	$(0.2)	$0.1	$(0.3)	(300)%
Closed stores	—	(0.7)	0.7	NM
Total as reported	$(0.2)	$(0.6)	$0.4	67%

Total wholesale vehicle unit sales:
Same market	3,150	2,785	365	13%
Closed stores	—	209	(209)	NM
Total as reported	3,150	2,994	156	5%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$27.3	$28.6	$(1.3)	(5)%
Gross profit (loss)	$(0.2)	$(0.6)	$0.4	67%
Unit sales	3,150	2,994	156	5%
Revenue per unit	$8,677	$9,578	$(901)	(9)%
Gross profit (loss) per unit	$(67)	$(168)	$101	NM
Gross profit (loss) as a % of revenue	(0.8)%	(1.8)%	100	bps
NM = Not Meaningful

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$27.3	$25.5	$1.8	7%
Gross profit (loss)	$(0.2)	$0.1	$(0.3)	(300)%
Unit sales	3,150	2,785	365	13%
Revenue per unit	$8,677	$9,155	$(478)	(5)%
Gross profit (loss) per unit	$(67)	$21	$(88)	(419)%
Gross profit (loss) as a % of revenue	(0.8)%	0.2%	(100)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Same market wholesale vehicle revenue increased approximately $1.8 million, or 7%, due primarily to a 13% increase in wholesale vehicle unit sales volume, offset partially by a 5% decrease in wholesale vehicle revenue per unit. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

Results of Operations – Powersports Segment
As a result of the acquisition and termination of certain powersports stores in 2024 and 2025, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. Our Powersports Segment results are subject to seasonal variations, such that the second and third quarters are generally expected to contribute higher revenues and segment income than the first and fourth quarters.
New Vehicles – Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$16.4	$15.2	$1.2	8%
Acquisitions and closed stores	3.0	0.7	2.3	NM
Total as reported	$19.4	$15.9	$3.5	22%

Total retail new vehicle gross profit:
Same store	$2.2	$2.2	$—	—%
Acquisitions and closed stores	0.5	0.1	0.4	NM
Total as reported	$2.7	$2.3	$0.4	17%

Total retail new vehicle unit sales:
Same store	850	816	34	4%
Acquisitions and closed stores	143	29	114	NM
Total as reported	993	845	148	18%
NM = Not Meaningful

Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$19.4	$15.9	$3.5	22%
Gross profit	$2.7	$2.3	$0.4	17%
Unit sales	993	845	148	18%
Revenue per unit	$19,520	$18,781	$739	4%
Gross profit per unit	$2,681	$2,676	$5	—%
Gross profit as a % of revenue	13.7%	14.2%	(50)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment same store retail new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$16.4	$15.2	$1.2	8%
Gross profit	$2.2	$2.2	$—	—%
Unit sales	850	816	34	4%
Revenue per unit	$19,270	$18,567	$703	4%
Gross profit per unit	$2,588	$2,672	$(84)	(3)%
Gross profit as a % of revenue	13.4%	14.4%	(100)	bps

Same Store Powersports Segment Retail New Vehicles – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Retail new vehicle revenue increased 8%, due primarily to a 4% increase in retail new vehicle average selling prices, along with a 4% increase in retail new vehicle unit sales volume. Retail new vehicle gross profit was flat, as a result of lower retail new vehicle gross profit per unit, offset by higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $84 per unit, or 3%, to $2,588 per unit, due primarily to higher inventory invoice costs and changes in brand mix.
Used Vehicles – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$4.4	$3.0	$1.4	47%
Acquisitions and closed stores	1.3	0.4	0.9	NM
Total as reported	$5.7	$3.4	$2.3	68%

Retail used vehicle gross profit:
Same store	$0.8	$0.8	$—	—%
Acquisitions and closed stores	0.3	0.1	0.2	NM
Total as reported	$1.1	$0.9	$0.2	22%

Retail used vehicle unit sales:
Same store	466	374	92	25%
Acquisitions and closed stores	112	35	77	NM
Total as reported	578	409	169	41%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$5.7	$3.4	$2.3	68%
Gross profit	$1.1	$0.9	$0.2	22%
Unit sales	578	409	169	41%
Revenue per unit	$9,832	$8,238	$1,594	19%
Gross profit per unit	$1,823	$2,185	$(362)	(17)%
Gross profit as a % of revenue	18.5%	26.5%	(800)	bps

Our Powersports Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$4.4	$3.0	$1.4	47%
Gross profit	$0.8	$0.8	$—	—%
Unit sales	466	374	92	25%
Revenue per unit	$9,475	$8,077	$1,398	17%
Gross profit per unit	$1,780	$2,153	$(373)	(17)%
Gross profit as a % of revenue	18.8%	26.7%	(790)	bps

Same Store Powersports Segment Retail Used Vehicles – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Retail used vehicle revenue increased 47%, due primarily to a 25% increase in retail used vehicle unit sales volume, coupled with a 17% increase in retail used vehicle average selling prices. Retail used vehicle gross profit remained flat. Retail used vehicle gross profit per unit decreased $373 per unit, or 17%, to $1,780 per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$0.7	$0.1	$0.6	600%
Acquisitions and closed stores	0.1	—	0.1	NM
Total as reported	$0.8	$0.1	$0.7	700%

Total wholesale vehicle gross profit (loss):
Same store	$—	$—	$—	—%
Acquisitions and closed stores	(0.2)	—	(0.2)	NM
Total as reported	$(0.2)	$—	$(0.2)	(100)%

Total wholesale vehicle unit sales:
Same store	60	13	47	362%
Acquisitions and closed stores	—	—	—	NM
Total as reported	60	13	47	362%
NM = Not Meaningful

Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$0.8	$0.1	$0.7	700%
Gross profit (loss)	$(0.2)	$—	$(0.2)	(100)%
Unit sales	60	13	47	362%
Revenue per unit	$13,363	$17,408	$(4,045)	(23)%
Gross profit (loss) per unit	$(905)	$(2,798)	$1,893	68%
Gross profit (loss) as a % of revenue	(6.8)%	(16.1)%	930	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$0.7	$0.1	$0.6	600%
Gross profit (loss)	$—	$—	$—	—%
Unit sales	60	13	47	362%
Revenue per unit	$13,363	$16,908	$(3,545)	(21)%
Gross profit (loss) per unit	$(905)	$(3,138)	$2,233	71%
Gross profit (loss) as a % of revenue	(6.8)%	(18.6)%	1,180	bps
Same Store Powersports Segment Wholesale Vehicles – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Same store wholesale vehicle revenue increased approximately $0.6 million, due to higher wholesale vehicle unit sales volume. Same store wholesale vehicle gross loss remained flat.
Fixed Operations – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$5.7	$6.3	$(0.6)	(10)%
Acquisitions and closed stores	1.3	0.5	0.8	NM
Total as reported	$7.0	$6.8	$0.2	3%

Total Fixed Operations gross profit:
Same store	$2.8	$2.9	$(0.1)	(3)%
Acquisitions and closed stores	0.6	0.2	0.4	NM
Total as reported	$3.4	$3.1	$0.3	10%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$1.6	$1.9	$(0.3)	(16)%
Warranty	1.2	0.4	0.8	200%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	4.1	4.3	(0.2)	(5)%
Total revenue	$7.0	$6.8	$0.2	3%

Gross profit
Customer pay	$0.6	$0.8	$(0.2)	(25)%
Warranty	0.8	0.3	0.5	167%
Wholesale parts	—	0.1	(0.1)	(100)%
Internal, sublet and other	2.0	1.9	0.1	5%
Total gross profit	$3.4	$3.1	$0.3	10%

Gross profit as a % of revenue
Customer pay	37.2%	43.6%	(640)	bps
Warranty	66.4%	70.8%	(440)	bps
Wholesale parts	27.7%	25.5%	220	bps
Internal, sublet and other	48.8%	46.1%	270	bps
Total gross profit as a % of revenue	48.6%	46.4%	220	bps
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$1.1	$1.7	$(0.6)	(35)%
Warranty	0.9	0.4	0.5	125%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	3.6	4.0	(0.4)	(10)%
Total revenue	$5.7	$6.3	$(0.6)	(10)%

Gross profit
Customer pay	$0.4	$0.7	$(0.3)	(43)%
Warranty	0.7	0.3	0.4	133%
Wholesale parts	—	0.1	(0.1)	(100)%
Internal, sublet and other	1.7	1.8	(0.1)	(6)%
Total gross profit	$2.8	$2.9	$(0.1)	(3)%

Gross profit as a % of revenue
Customer pay	34.0%	44.7%	(1,070)	bps
Warranty	71.1%	71.9%	(80)	bps
Wholesale parts	22.8%	27.2%	(440)	bps
Internal, sublet and other	47.2%	45.0%	220	bps
Total gross profit as a % of revenue	49.9%	46.9%	300	bps
Same Store Powersports Segment Fixed Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Same store Fixed Operations revenue decreased approximately $0.6 million, or 10%, and same store Fixed Operations gross profit decreased approximately $0.1 million, or 3%, primarily due to lower parts and accessories volume and higher inventory costs of parts and accessories. Customer pay revenue decreased approximately $0.6 million, or 35%, and customer pay gross profit decreased approximately $0.3 million, or 43%. Warranty revenue increased approximately $0.5 million, or 125%, and warranty gross profit increased approximately $0.4 million, or 133%. Wholesale parts revenue decreased approximately $0.1 million, or 50%, and wholesale parts gross profit decreased approximately $0.1 million, or 100%. Internal, sublet and other revenue decreased approximately $0.4 million, or 10%, and internal, sublet and other gross profit decreased approximately $0.1 million, or 6%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$1.4	$1.4	$—	—%
Acquisitions and closed stores	0.1	0.1	—	NM
Total as reported	$1.5	$1.5	$—	—%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,037	$1,166	$(129)	(11)%
Reported	$943	$1,197	$(254)	(21)%

Total combined retail new and used vehicle unit sales:
Same store	1,316	1,190	126	11%
Acquisitions and closed stores	255	64	191	NM
Total as reported	1,571	1,254	317	25%
NM = Not Meaningful

Our Powersports Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$1.5	$1.5	$—	—%
Total combined retail new and used vehicle unit sales	1,571	1,254	317	25%
Gross profit per retail unit (excludes fleet)	$943	$1,197	$(254)	(21)%

Our Powersports Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$1.4	$1.4	$—	—%
Total combined retail new and used vehicle unit sales	1,316	1,190	126	11%
Gross profit per retail unit (excludes fleet)	$1,037	$1,166	$(129)	(11)%

Same Store Powersports Segment F&I – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Same store F&I revenue was flat. F&I gross profit per retail unit decreased $129 per unit, or 11%, to $1,037 per unit, due primarily to a decrease in gross profit per finance, service and other aftermarket contracts.
Same store finance contract revenue decreased 17%, due primarily to a 35% decrease in gross profit per finance contract, offset partially by a 27% increase in combined new and used vehicle finance contract volume. Service contract revenue decreased 4%, due primarily to a 16% decrease in gross profit per service contract, offset partially by a 14% increase in retail new and used vehicle service contract unit sales volume. Other aftermarket contract revenue increased 18%, due primarily to a 940-basis point increase in the other aftermarket contract penetration rate, and a 36% increase in other aftermarket contract volume, offset partially by a 13% decrease in gross profit per other aftermarket contract.

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

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,636.9	$1,439.9	$197.0	14%
Fleet new vehicles	22.1	19.6	2.5	13%
Total new vehicles	1,659.0	1,459.5	199.5	14%
Used vehicles	745.6	729.3	16.3	2%
Wholesale vehicles	54.6	48.6	6.0	12%
Parts, service and collision repair	467.4	439.9	27.5	6%
Finance, insurance and other, net	130.6	119.6	11.0	9%
Franchised Dealerships Segment revenues	$3,057.2	$2,796.9	$260.3	9%

EchoPark Segment revenues:
Used vehicles	$473.7	$482.9	$(9.2)	(2)%
Wholesale vehicles	27.3	28.6	(1.3)	(5)%
Finance, insurance and other, net	58.7	47.9	10.8	23%
EchoPark Segment revenues	$559.7	$559.4	$0.3	—%

Powersports Segment revenues:
Retail new vehicles	$19.4	$15.9	$3.5	22%
Used vehicles	5.7	3.4	2.3	68%
Wholesale vehicles	0.8	0.1	0.7	700%
Parts, service and collision repair	7.0	6.8	0.2	3%
Finance, insurance and other, net	1.5	1.5	—	—%
Powersports Segment revenues	$34.4	$27.7	$6.7	24%

Total consolidated revenues	$3,651.3	$3,384.0	$267.3	8%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$91.9	$63.7	$28.2	44%
EchoPark Segment (3)	10.3	(2.9)	13.2	455%
Powersports Segment (4)	(3.5)	(2.3)	(1.2)	(52)%
Total segment income	$98.7	$58.5	$40.2	69%
Impairment charges (5)	(1.4)	(1.0)	(0.4)	(40)%
Income before taxes	$97.4	$57.5	$39.9	69%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	53,523	50,963	2,560	5%
EchoPark Segment	18,798	17,981	817	5%
Powersports Segment	1,571	1,254	317	25%
Total retail new and used vehicle unit sales volume	73,892	70,198	3,694	5%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended March 31, 2025, amount includes approximately $30.0 million of pre-tax benefit in cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $0.9 million of pre-tax charges related to storm damage, and approximately $0.3 million of pre-tax charges related to disposition losses. For the three months ended March 31, 2024, amount includes approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of pre-tax impairment charges related to property and equipment. Due to rounding, segment level financial data may not sum to consolidated results.
(3)For the three months ended March 31, 2025, amount includes approximately $0.2 million of pre-tax gain on sale of EchoPark property and approximately $0.2 million of pre-tax impairment charges related to property and equipment. For the three months ended March 31, 2024, amount includes approximately $2.1 million of pre-tax charges for severance and long-term compensation expense, and approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations. Due to rounding, segment level financial data may not sum to consolidated results.
(4)For the three months ended March 31, 2025, amount includes approximately $0.9 million of pre-tax charges related to disposition losses and approximately $1.1 million of pre-tax impairment charges related to property, equipment, and right-of-use assets. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the three months ended March 31, 2025, amount includes approximately $0.2 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.1 million of pre-tax property, equipment and right-of-use asset charges for the Powersports Segment. For the three months ended March 31, 2024, amount includes approximately $1.0 million of pre-tax property and equipment charges for the Franchised Dealerships Segment. Due to rounding, segment level financial data may not sum to consolidated results.

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
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$258.5	$247.3	$(11.2)	(5)%
Advertising	23.8	22.3	(1.5)	(7)%
Rent	10.2	9.3	(0.9)	(10)%
Other	87.8	113.3	25.5	23%
Total SG&A expenses	$380.3	$392.2	$11.9	3%

SG&A expenses as a % of gross profit:
Compensation	45.6%	46.1%	50	bps
Advertising	4.2%	4.2%	—	bps
Rent	1.8%	1.7%	(10)	bps
Other	15.5%	21.1%	560	bps
Total SG&A expenses as a % of gross profit	67.1%	73.1%	600	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Overall SG&A expenses decreased in dollar amount and decreased as a percentage of gross profit, primarily due to a $30.0 million benefit from cyber insurance proceeds recorded in other SG&A expenses. Compensation expense increased in dollar amount and decreased as a percentage of gross profit, based on the variable nature of our sales associate pay plans. Advertising expense increased in dollar amount and was flat as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the sale of several properties that were previously subleased. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to the benefit of cyber insurance proceeds.
For the Franchised Dealerships Segment, SG&A expenses for the three months ended March 31, 2025 included approximately $0.9 million of pre-tax charges related to storm damage, approximately $0.3 million of pre-tax charges related to disposition losses, and a $30.0 million pre-tax benefit related to cyber insurance proceeds from the CDK outage. For the EchoPark Segment, SG&A expenses for the three months ended March 31, 2025 included approximately $0.2 million of pre-tax gain on sale of property. For the Powersports Segment, SG&A expenses for the three months ended March 31, 2025 included approximately $0.9 million of pre-tax charges related to disposition losses. For the Franchised Dealerships Segment, SG&A expenses for the three months ended March 31, 2024 included approximately $2.2 million of pre-tax charges for severance and long-term compensation expense. For the EchoPark Segment, SG&A expenses for the three months ended March 31, 2024 also included approximately $2.1 million of pre-tax charges for severance and long-term compensation expense and approximately $2.1 million of pre-tax charges related to closed store accrued expenses in connection with the indefinite suspension of operations at certain EchoPark locations.
Impairment Charges – Consolidated
Impairment charges were approximately $1.4 million for the three months ended March 31, 2025, primarily related to franchise assets and lease right-of-use assets as a result of the termination of a franchise in the Powersports Segment and the sale of real estate in the EchoPark Segment. There were approximately $1.0 million of impairment charges for the three months ended March 31, 2024, related to capitalized information technology project costs that were abandoned when we closed the remaining Northwest Motorsport stores within the EchoPark Segment in January 2024.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $3.4 million, or 9%, during the three months ended March 31, 2025, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships.
Interest Expense, Floor Plan – Consolidated
We typically maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) that earns interest income based on the used floor plan interest rate, effectively reducing net used vehicle floor plan interest expense. The floor plan deposit balance was $365.0 million and $320.0 million as of March 31, 2025 and March 31, 2024, respectively, as well as $340.0 million and $345.0 million as of December 31, 2024 and December 31, 2023, respectively. Our interest expense, floor plan fluctuates with changes in our outstanding borrowings and associated interest rates, which are variable based on one-month Term SOFR or the U.S. prime rate, plus credit spreads specified in the related agreements.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Interest expense, floor plan for new vehicles increased $0.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The average interest rate applied to the new vehicle floor plan decreased, offsetting $3.4 million of the net increase. The average new vehicle floor plan notes payable balance increased by $251.8 million, contributing $4.0 million to the net increase.
Interest expense, floor plan for used vehicles decreased $0.9 million. This includes the effect of interest income earned on the floor plan deposit balance, which contributed $0.2 million to the decrease. Excluding that effect, interest expense, floor plan for used vehicles decreased $0.7 million. The average interest rate applied to the used vehicle floor plan decreased, contributing $1.0 million to the net decrease. The average used vehicle floor plan notes payable balance increased $17.6 million, offsetting $0.3 million of the net decrease.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated

	Three Months Ended March 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Stated/coupon interest	$20.5	$22.5	$2.0	9%
Deferred loan cost amortization	1.4	1.6	0.2	13%
Interest rate hedge expense (benefit)	0.1	0.2	0.1	50%
Capitalized interest	(0.5)	(0.6)	(0.1)	(17)%
Interest on finance lease liabilities	5.9	5.3	(0.6)	(11)%
Other interest	0.2	—	(0.2)	(100)%
Total interest expense, other, net	$27.6	$29.0	$1.4	5%

Interest expense, other, net decreased approximately $1.4 million, or 5%, during the three months ended March 31, 2025. This decrease was primarily related to reduced interest on finance lease liabilities in the current year as a result of a comparatively lower interest rate environment.
Income Taxes
The overall effective income tax rate was a benefit of 27.5% and 27.0% for the three months ended March 31, 2025 and 2024, respectively. Sonic’s effective income tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to service debt, meet lease obligations, manage working capital requirements, make facility and other capital improvements, pay dividends on our common stock, finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan facilities, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected by business performance and could result in failure to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2025, we had approximately $338.8 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We had the following liquidity resources available as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$64.6	$44.0
Floor plan deposit balance	365.0	340.0
Availability under the Revolving Credit Facility	338.8	338.5
Availability under the Mortgage and Sidecar Facilities	178.5	139.1
Total available liquidity resources	$946.9	$861.6
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing net used vehicle floor plan interest expense. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to settle principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $365.0 million as of March 31, 2025 and $340.0 million as of December 31, 2024 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Floor Plan Facilities
The weighted-average interest rates for our combined new and used vehicle floor plan facilities were 5.70% and 6.72% for the three months ended March 31, 2025 and 2024, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rate for our combined new and used vehicle floor plan facilities were 5.75% and 6.77% for the three months ended March 31, 2025 and 2024, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $15.9 million and $14.4 million in manufacturer assistance in the three months ended March 31, 2025 and 2024, respectively. We recognized in cost of sales approximately $15.4 million and $15.0 million in manufacturer assistance in the three months ended March 31, 2025 and 2024, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
Long-Term Debt and Credit Facilities
See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a discussion of our senior notes, mortgage notes and credit facilities and compliance with debt covenants.
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
Capital expenditures in the three months ended March 31, 2025 were approximately $45.0 million, including approximately $44.5 million related to our Franchised Dealerships Segment, approximately $0.2 million related to our EchoPark Segment and approximately $0.3 million related to our Powersports Segment. Of the total capital expenditures, approximately $26.2 million was related to facility construction projects, approximately $6.9 million was related to acquisitions of real estate (land and buildings) and approximately $11.9 million was for other fixed assets utilized in our operations.
All of the $45.0 million in gross capital expenditures in the three months ended March 31, 2025 was funded through existing cash balances. As of March 31, 2025, commitments for facility construction projects totaled approximately $28.3 million, nearly all of which is expected to be completed in the next 12 months.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2025, we repurchased approximately 0.5 million shares of our Class A Common Stock for approximately $35.3 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of March 31, 2025, our total remaining share repurchase authorization was approximately $217.0 million. Under the Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2025, we had approximately $338.8 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended March 31, 2025, our Board of Directors approved a cash dividend of $0.35 per share on all outstanding shares of Class A and Class B Common Stock as of March 14, 2025, which was paid on April 15, 2025. Subsequent to March 31, 2025, our Board of Directors approved a $0.35 per share on all outstanding shares of Class A and Class B Common Stock as of June 13, 2025 to be paid on July 15, 2025. The Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2025, we had approximately $338.8 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the three months ended March 31, 2025 was approximately $195.8 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventory and an increase in trade accounts payable and other liabilities, offset partially by an increase in receivables. Net cash provided by operating activities in the three months ended March 31, 2024 was approximately $70.1 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables, and an increase in trade accounts payable and other liabilities, offset partially by an increase in inventories and a decrease in notes payable – floor plan – trade.
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
Net cash used in combined trade and non-trade floor plan financing was approximately $79.9 million in the three months ended March 31, 2025. Net cash provided by combined trade and non-trade floor plan financing was approximately $13.4 million in the three months ended March 31, 2024. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $124.9 million and $91.2 million in the three months ended March 31, 2025 and 2024, respectively.
Cash Flows from Investing Activities – Net cash used in investing activities in the three months ended March 31, 2025 was approximately $35.5 million. This use of cash was comprised primarily of the purchase of land, property and equipment, partially offset by the proceeds from the sale of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2024 was approximately $39.4 million. This use of cash was comprised primarily of the purchase of land, property and equipment, partially offset by the proceeds from the sale of land, property and equipment.

Cash Flows from Financing Activities – Net cash used in financing activities in the three months ended March 31, 2025 was approximately $139.7 million. This use of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade and purchases of treasury stock. Net cash used in financing activities in the three months ended March 31, 2024 was approximately $44.5 million. This use of cash was comprised primarily of purchases of treasury stock and payments on long-term debt.

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

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$70.6				$42.0
Provision for income taxes				26.8				15.5
Income (loss) before taxes	$91.9	$10.1	$(4.6)	$97.4	$62.7	$(2.9)	$(2.3)	$57.5
Non-floor plan interest (1)	24.9	0.5	0.7	26.1	26.3	0.6	0.5	27.4
Depreciation & amortization (2)	35.1	5.2	1.2	41.4	31.5	5.4	1.0	37.9
Stock-based compensation expense	5.8	—	—	5.8	4.4	—	—	4.4
Loss (gain) on exit of leased dealerships	—	—	—	—	—	—	—	—
Impairment charges	—	0.2	1.1	1.4	1.0	—	—	1.0
Loss on debt extinguishment	—	—	—	—	—	—	—	—
Severance and long-term compensation charges	—	—	—	—	2.2	2.1	—	4.3
Cyber insurance proceeds	(30.0)	—	—	(30.0)	—	—	—	—
Closed store accrued expenses	—	—	—	—	—	2.1	—	2.1
Acquisition and disposition related (gain) loss	0.3	(0.2)	0.9	1.0	—	—	—	—
Storm damage charges	0.9	—	—	0.9	—	—	—	—
Used vehicle inventory valuation adjustment	—	—	—	—	—	—	—	—
Adjusted EBITDA (3)	$128.9	$15.8	$(0.7)	$144.0	$128.1	$7.3	$(0.8)	$134.6
Note: Due to rounding, segment level financial data may not sum to consolidated results.
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

Seasonality
Our operations are subject to seasonal variations. Due in part to our franchised dealerships brand mix and the seasonal nature of automotive retail, the first quarter historically has contributed less operating profit than the second and third quarters, while the fourth quarter historically has contributed the highest operating profit of any quarter. Due to the abnormal effects of the COVID-19 pandemic on the automotive supply chain and a subsequent recovery of inventory levels, in addition to the effects of other macroeconomic conditions, this historical seasonality did not play out in 2024 and may not hold true in 2025. Weather conditions and the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand and, consequently, our profitability. Comparatively, parts and service demand has historically remained stable throughout the year.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with availability under our Credit Facilities including the Floor Plan Facilities and Mortgage and Sidecar Facilities (or any replacements thereof)' real estate mortgage financing, selected dealership and other asset sales, along with our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
We do not currently anticipate any materially negative changes to our cost of, or access to, capital over the next 12 months.
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of March 31, 2025, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $3.4 million. Future sublease payments expected to be received related to these lease payments were approximately $3.2 million at March 31, 2025.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $2.2 million as of March 31, 2025 and $2.2 million as of December 31, 2024. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2025.
We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate debt, which includes our floor plan facilities, the Revolving Credit Facility, and the Mortgage and Sidecar Facilities, exposes us to risks caused by fluctuations in interest rates. The total net outstanding balance of our variable rate debt was $1.9 billion at March 31, 2025. Based on that amount, a 1.0% change in the underlying interest rates would affect interest expense by $4.6 million over a three month period. Of that amount, $3.7 million would result from the floor plan, net of offset.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below, which replaces in its entirety, the risk factor “Our business may be adversely affected by tariffs, import product restrictions and foreign trade risks that may impair our ability to sell the products that we offer profitably.”
Our business may be adversely affected by tariffs, import product restrictions and foreign trade risks that may impair our ability to sell the products that we offer profitably.
A significant portion of our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the U.S. As a result, our operations are subject to risks of importing merchandise, including in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, fluctuations in the relative values of currencies, work stoppages, supply chain disruptions or production delays, inflation, increases in interest rates, and general political and socioeconomic conditions in other countries. In addition, armed conflict and increased international political or economic instability, including the escalation of trade tensions, may cause disruptions to foreign and domestic supply chains and manufacturing operations—including as a result of economic sanctions imposed by the U.S.—or result in price increases that adversely impact automotive manufacturers or our business. In 2025, the U.S. government announced the imposition of various tariffs, including tariffs targeting imported automobiles and automobile parts and other tariffs on goods from specific countries and trading blocs. The U.S. has been targeted with reciprocal tariffs and other retaliatory actions in response, and although it announced a 90-day pause on the implementation of certain country-specific tariffs, negotiations and the state of international trade policy and relations continue to evolve. The outcome of such negotiations and the extent to which these or similar tariffs will take effect remains uncertain. These tariffs, and other quotas, duties, tariffs or other restrictions, or adjustments to presently existing quotas, duties or tariffs in the future, imposed by the U.S. or the countries from which our products are imported may, affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect affordability to consumers of certain vehicles and reduce demand for certain vehicle makes and models.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
January 2025	0.4	$64.52	0.4	$225.6
February 2025	0.1	$72.58	0.1	$218.9
March 2025	—	$63.39	—	$217.0
Total	0.5		0.5

(1)On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to March 31, 2025	(283.0)
Current remaining availability as of March 31, 2025	$217.0

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

Insider Trading Arrangements

On February 25, 2025, Jeff Dyke, Sonic’s President and a director, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Dyke’s trading plan, which has a duration of one year commencing upon the expiration of the applicable mandatory cooling-off period under Rule 10b5-1, provides for the sale of up to 50,000 shares of Sonic’s Class A Common Stock, subject to volume and pricing limits.

None of our other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2025.

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

SONIC AUTOMOTIVE, INC.

April 24, 2025	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

April 24, 2025	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer