Form 10-Q
period 2025-06-30
SONIC AUTOMOTIVE INC
filed 2025-07-24
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2025, there were 22,120,758 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,666.1	$1,552.6	$3,322.4	$3,008.4
Fleet new vehicles	29.4	26.2	51.5	45.8
Total new vehicles	1,695.5	1,578.8	3,373.9	3,054.2
Used vehicles	1,180.7	1,186.2	2,405.7	2,401.8
Wholesale vehicles	83.3	71.3	166.1	148.6
Total vehicles	2,959.5	2,836.3	5,945.7	5,604.6
Parts, service and collision repair	495.6	444.1	970.0	890.8
Finance, insurance and other, net	202.1	172.6	392.8	341.6
Total revenues	3,657.2	3,453.0	7,308.5	6,837.0
Cost of sales (1):
Retail new vehicles	(1,566.9)	(1,454.8)	(3,133.8)	(2,814.2)
Fleet new vehicles	(28.9)	(25.2)	(50.4)	(44.1)
Total new vehicles	(1,595.8)	(1,480.0)	(3,184.2)	(2,858.3)
Used vehicles	(1,132.6)	(1,141.5)	(2,311.3)	(2,310.1)
Wholesale vehicles	(84.9)	(71.9)	(168.8)	(149.9)
Total vehicles	(2,813.3)	(2,693.4)	(5,664.3)	(5,318.3)
Parts, service and collision repair	(241.7)	(220.5)	(475.5)	(443.4)
Total cost of sales	(3,055.0)	(2,913.9)	(6,139.8)	(5,761.7)
Gross profit	602.2	539.1	1,168.7	1,075.3
Selling, general and administrative expenses	(412.6)	(393.0)	(792.9)	(785.3)
Impairment charges	(172.4)	(1.4)	(173.8)	(2.4)
Depreciation and amortization	(40.5)	(37.0)	(80.4)	(73.2)
Operating income (loss)	(23.3)	107.7	121.6	214.4
Other income (expense):
Interest expense, floor plan	(18.3)	(22.2)	(38.3)	(42.5)
Interest expense, other, net	(27.4)	(29.3)	(55.0)	(58.3)
Other income (expense), net	(0.1)	(0.5)	—	(0.4)
Total other income (expense)	(45.8)	(52.0)	(93.3)	(101.2)
Income (loss) before taxes	(69.1)	55.7	28.3	113.2
Provision for income taxes - benefit (expense)	23.5	(14.5)	(3.3)	(30.0)
Net income (loss)	$(45.6)	$41.2	$25.0	$83.2

Basic earnings per common share:
Earnings per common share	$(1.34)	$1.21	$0.74	$2.45
Weighted-average common shares outstanding	34.1	34.0	34.0	34.0
Diluted earnings per common share:
Earnings per common share	$(1.34)	$1.18	$0.72	$2.39
Weighted-average common shares outstanding	34.1	34.9	34.7	34.8
(1)Cost of sales is exclusive of depreciation and amortization shown separately below.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net (loss) income	$(45.6)	$41.2	$25.0	$83.2
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	(0.7)	0.5	(2.0)	1.1
Total other comprehensive income (loss) before taxes	(0.7)	0.5	(2.0)	1.1
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	0.2	(0.1)	0.6	(0.2)
Other comprehensive income (loss)	(0.5)	0.4	(1.4)	0.9
Comprehensive (loss) income	$(46.1)	$41.6	$23.6	$84.1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$110.4	$44.0
Receivables, net	397.9	495.9
Inventories	2,119.8	1,957.7
Other current assets	149.3	387.9
Total current assets	2,777.4	2,885.5
Property and Equipment, net	1,618.2	1,606.9
Goodwill	573.7	358.5
Other Intangible Assets, net	255.6	430.3
Operating Right-of-Use Lease Assets	255.1	224.3
Finance Right-of-Use Lease Assets	327.1	317.2
Other Assets	123.3	73.0
Total Assets	$5,930.4	$5,895.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$162.3	$165.6
Notes payable - floor plan - non-trade	1,833.2	1,773.7
Trade accounts payable	173.0	172.0
Operating short-term lease liabilities	37.6	25.6
Finance short-term lease liabilities	12.8	11.9
Other accrued liabilities	441.5	412.8
Current maturities of long-term debt	46.4	76.1
Total current liabilities	2,706.8	2,637.7
Long-Term Debt	1,474.0	1,511.9
Other Long-Term Liabilities	122.0	119.7
Operating Long-Term Lease Liabilities	238.6	220.1
Finance Long-Term Lease Liabilities	359.4	344.0
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 70,107,449 shares issued and 22,120,758 shares outstanding at June 30, 2025; 69,396,726 shares issued and 22,084,634 shares outstanding at December 31, 2024	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2025 and December 31, 2024	0.1	0.1
Paid-in capital	896.2	884.6
Retained earnings	1,413.2	1,412.0
Accumulated other comprehensive income (loss)	2.4	3.8
Treasury stock, at cost; 47,986,691 Class A Common Stock shares held at June 30, 2025 and 47,312,092 Class A Common Stock shares held at December 31, 2024	(1,283.0)	(1,238.9)
Total Stockholders’ Equity	1,029.6	1,062.3
Total Liabilities and Stockholders’ Equity	$5,930.4	$5,895.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2024	69.0	$0.7	(47.2)	$(1,231.5)	12.0	$0.1	$862.6	$1,270.4	$2.1	$904.4
Shares awarded under stock compensation plans	0.3	—	—	—	—	—	3.2	—	—	3.2
Purchases of treasury stock	—	—	—	(0.1)	—	—	—	—	—	(0.1)
Effect of cash flow hedge instruments, net of tax expense of $0.1	—	—	—	—	—	—	—	—	0.4	0.4
Stock compensation expense	—	—	—	—	—	—	5.8	—	—	5.8
Net income	—	—	—	—	—	—	—	41.2	—	41.2
Class A dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(6.6)	—	(6.6)
Class B dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(3.6)	—	(3.6)
Balance at June 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$871.6	$1,301.4	$2.5	$944.7

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2025	69.7	$0.7	(47.8)	$(1,274.2)	12.0	$0.1	$890.6	$1,470.7	$2.9	$1,090.8
Shares awarded under stock compensation plans	0.4	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(0.2)	(8.8)	—	—	—	—	—	(8.8)
Effect of cash flow hedge instruments, net of tax benefit of $0.2	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Stock compensation expense	—	—	—	—	—	—	5.6	—	—	5.6
Net loss	—	—	—	—	—	—	—	(45.6)	—	(45.6)
Class A dividends declared ($0.35 per share)	—	—	—	—	—	—	—	(7.7)	—	(7.7)
Class B dividends declared ($0.35 per share)	—	—	—	—	—	—	—	(4.2)	—	(4.2)
Balance at June 30, 2025	70.1	$0.7	(48.0)	$(1,283.0)	12.0	$0.1	$896.2	$1,413.2	$2.4	$1,029.6

See notes to unaudited condensed consolidated financial statements.

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	3.7	—	—	3.7
Purchases of treasury stock	—	—	(0.5)	(27.1)	—	—	—	—	—	(27.1)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.9	0.9
Stock compensation expense	—	—	—	—	—	—	12.5	—	—	12.5
Net income	—	—	—	—	—	—	—	83.2	—	83.2
Class A dividends declared ($0.60 per share)	—	—	—	—	—	—	—	(13.2)	—	(13.2)
Class B dividends declared ($0.60 per share)	—	—	—	—	—	—	—	(7.2)	—	(7.2)
Balance at June 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$871.6	$1,301.4	$2.5	$944.7

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2024	69.4	$0.7	(47.3)	$(1,238.9)	12.0	$0.1	$884.6	$1,412.0	$3.8	$1,062.3
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	0.1	—	—	0.1
Purchases of treasury stock	—	—	(0.7)	(44.1)	—	—	—	—	—	(44.1)
Effect of cash flow hedge instruments, net of tax benefit of $0.6	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Stock compensation expense	—	—	—	—	—	—	11.5	—	—	11.5
Net income	—	—	—	—	—	—	—	25.0	—	25.0
Class A dividends declared ($0.70 per share)	—	—	—	—	—	—	—	(19.6)	—	(19.6)
Class B dividends declared ($0.70 per share)	—	—	—	—	—	—	—	(4.2)	—	(4.2)
Balance at June 30, 2025	70.1	$0.7	(48.0)	$(1,283.0)	12.0	$0.1	$896.2	$1,413.2	$2.4	$1,029.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.0	$83.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	69.4	63.4
Debt issuance cost amortization	3.2	2.9
Stock-based compensation expense	11.5	12.5
Deferred income taxes	(55.2)	(7.2)
Asset impairment charges	173.8	2.4
Loss (gain) on disposal of dealerships and property and equipment	3.8	0.8
Other	0.6	0.9
Changes in assets and liabilities that relate to operations:
Receivables	105.2	96.6
Inventories	(26.5)	(376.9)
Other assets	7.1	7.4
Notes payable - floor plan – trade	(3.3)	12.2
Trade accounts payable and other liabilities	18.0	35.5
Total adjustments	307.6	(149.5)
Net cash provided by (used in) operating activities	332.6	(66.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(359.9)	—
Purchases of land, property and equipment	(79.1)	(92.6)
Proceeds from sales of property and equipment	17.1	27.4
Net cash used in investing activities	(421.9)	(61.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	299.5	186.3
Borrowings on revolving credit facilities	10.2	62.3
Repayments on revolving credit facilities	(10.2)	(62.3)
Debt issuance costs	(0.9)	(5.4)
Principal payments of long-term debt	(69.9)	(44.6)
Principal payments of long-term lease liabilities	(5.2)	(4.1)
Purchases of treasury stock	(44.1)	(27.1)
Issuance of shares under stock compensation plans	0.1	3.7
Dividends paid	(23.8)	(20.4)
Net cash provided by financing activities	155.7	166.4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66.4	38.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44.0	28.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$110.4	$67.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$93.0	$94.9
Income taxes	$8.1	$40.2

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (collectively referred to herein as “Sonic,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024. Due to rounding, segment level financial data may not sum to consolidated results.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

Principles of Consolidation – All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying unaudited condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method for the period ended June 30, 2024. The remaining 50% of this dealership was purchased in the fourth quarter of 2024 and its balance sheet is fully consolidated as of December 31, 2024 and June 30, 2025, and its operating results are included in the consolidated statement of operations from the acquisition date through June 30, 2025. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain amounts and percentages may not compute due to rounding.

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
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include approximately $6.1 million and $8.0 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $14.4 million related to contract assets from F&I retro revenues recognition in other assets as of June 30, 2025. Changes in contract assets from December 31, 2024 to June 30, 2025 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our revenue recognition policies and processes.
Income Taxes – The income tax rate for the three and six month periods ended June 30, 2025 was impacted by the effect of the impairment charge discussed in Note 5 - Goodwill and Intangible Assets below. Absent the impairment charge, the effective rate for the three and six month periods ended June 30, 2025 would have been 24.8% and 26.1%, respectively.

Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).

2. Business Acquisitions and Dispositions
During the six months ended June 30, 2025, we acquired four businesses in our Franchised Dealerships Segment and were awarded one franchise in our Powersports Segment, which was previously an authorized retail outlet in Sturgis, South Dakota. The businesses acquired were Jaguar Land Rover Los Angeles, Jaguar Land Rover Newport Beach, Jaguar Land Rover San Jose and Land Rover Pasadena for an aggregate gross purchase price of approximately $359.9 million. The preliminary allocation of the aggregate gross purchase price included inventory of approximately $135.6 million, property and equipment of approximately $8.0 million, goodwill of approximately $215.5 million, other assets of approximately $1.5 million, and other liabilities of approximately $0.7 million.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As the businesses acquired in 2025 were purchased on the last day of the second quarter, no revenue or earnings attributable to those businesses are included in the accompanying statements of income. Acquisition costs recognized as an expense in the June 30, 2025 consolidated statements of operations related to these acquisitions were immaterial. Additionally, the total amount of goodwill from these acquisitions that is expected to be deductible for tax purposes related to these acquisitions is approximately $215.5 million.
The following unaudited pro forma summary presents consolidated information as if the 2025 acquisitions had occurred on January 1, 2024:

	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
	(In millions)
Revenue	$7,585.3	$14,735.4
Income before taxes	$36.7	$283.4
We did not acquire any businesses during the six months ended June 30, 2024.
During the six months ended June 30, 2025, we terminated one domestic franchised dealership and one powersports dealership. During the six months ended June 30, 2024, we terminated two luxury franchised dealerships and disposed of one mid-line import franchised dealership, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment. The disposal generated net cash of approximately $3.4 million.
3. Inventories
Inventories consist of the following:

	June 30, 2025	December 31, 2024
	(In millions)
New vehicles	$1,236.1	$1,146.0
Used vehicles	554.3	514.4
Service loaners (1)	209.1	184.9
Parts, accessories and other	120.3	112.4
Inventories	$2,119.8	$1,957.7

(1)Service loaner inventory includes approximately $29.9 million and $31.7 million as of June 30, 2025 and December 31, 2024, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable - floor plan - trade on the accompanying unaudited condensed consolidated balance sheets.
4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
	(In millions)
Land	$476.0	$484.3
Buildings and improvements	1,536.9	1,510.7
Furniture, fixtures and equipment	591.7	577.3
Construction in progress	73.1	61.6
Total, at cost	2,677.7	2,633.9
Less accumulated depreciation	(1,050.5)	(1,003.6)
Subtotal	1,627.2	1,630.3
Less assets held for sale (1)	(9.0)	(23.4)
Property and equipment, net	$1,618.2	$1,606.9
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
Capital expenditures were approximately $34.1 million and $79.1 million in the three and six months ended June 30, 2025, respectively, and, in the three and six months ended June 30, 2024, capital expenditures were approximately $48.8

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million and $92.6 million, respectively. Capital expenditures in all periods were primarily related to construction of new franchised dealerships and powersports stores, and building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores. Certain capital expenditures are recognized in the Franchised Dealerships Segment to better monitor project development costs prior to transferring the capitalized asset balance to the appropriate entity or operating segment upon project completion. Assets held for sale as of June 30, 2025 and December 31, 2024 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.
Fixed asset impairment charges for the six months ended June 30, 2025 were approximately $0.2 million, which was related to property held for sale. Fixed asset impairment charges for the six months ended June 30, 2024 were approximately $2.4 million, which was related to the sale of real estate, capitalized IT project write-off costs and property associated with our decision to close the remaining Northwest Motorsport stores within the EchoPark Segment in January 2024.
5. Goodwill and Intangible Assets
In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for impairment at least annually (as of April 30 of each year) or more frequently if indications of impairment exist. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is unnecessary. We evaluated our Franchised Dealership Segment reporting unit on a qualitative basis as substantial cushion existed between the calculated fair value and associated carrying values in the prior year evaluation and there were not any meaningful events or trends which would significantly erode this cushion. We evaluated our Powersports Segment reporting unit on a quantitative basis.
In performing the quantitative test in the Powersports Segment reporting unit for impairment of goodwill, we primarily used the income approach method of valuation that includes the discounted cash flow (“DCF”) method that utilizes inputs, including projected revenues, margin, terminal growth rates, discount rates and a market capitalization reconciliation. We completed our annual impairment testing as of April 30, 2025 and determined there was no impairment of goodwill in either reporting unit evaluated.

In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We completed our annual impairment testing as of April 30, 2025 and determined that several of our franchise assets’ fair values did not exceed the carrying values, resulting in a non-cash pre-tax franchise asset impairment charge of $172.4 million to reduce the carrying value to fair value as of April 30, 2025. After the effect of impairment charges, the carrying value of our franchise assets totaled approximately $255.6 million at June 30, 2025, and is included in other intangible assets, net, in the accompanying consolidated balance sheet as of such date.
The changes in the carrying amount of goodwill for the year ended December 31, 2024 and the six months ended June 30, 2025 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2023 (1)	$229.8	$—	$24.0	$253.8
Additions through current year acquisitions	8.1	—	3.3	11.4
Reductions from dispositions	(0.2)	—	—	(0.2)
Prior year acquisition allocations	93.5	—	—	93.5
Balance at December 31, 2024 (1)	$331.2	$—	$27.3	$358.5
Additions through current year acquisitions (2)	215.5	—	—	215.5
Prior year acquisition allocations	(0.3)	—	—	(0.3)
Balance at June 30, 2025 (1)	$546.4	$—	$27.3	$573.7
(1)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)Purchase accounting allocations for current year acquisitions are preliminary. Amounts will be allocated from goodwill to franchise assets once the overall purchase accounting allocation is finalized.

The changes in the carrying amount of franchise assets for the year ended December 31, 2024 and the six months ended June 30, 2025 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4
Additions through current year acquisitions	10.9	—	2.0	12.9
Balance at December 31, 2024	$382.6	$—	$47.7	$430.3
Reductions from dispositions	(1.6)	—	(0.7)	(2.3)
Reductions from impairment	(165.9)	—	(6.5)	(172.4)
Balance at June 30, 2025	$215.1	$—	$40.5	$255.6

6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility (2)	347.3	366.8
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 4.40%	45.6	96.1
Subtotal	$1,542.9	$1,612.9
Debt issuance costs	(22.5)	(24.9)
Total debt	1,520.4	1,588.0
Less current maturities	(46.4)	(76.1)
Long-term debt	$1,474.0	$1,511.9
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Term SOFR (as defined in the Credit Facilities) at both June 30, 2025 and December 31, 2024.
(2)The interest rate on the Mortgage Facility (as defined below) was 150 basis points above one-month Term SOFR (as defined in the Mortgage Facility) at both June 30, 2025 and December 31, 2024.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facilities
Our Credit Agreement, originally dated as of April 14, 2021, entered into by, among others, the Company and Bank of America, N.A., as administrative agent (as amended to date, the "Credit Agreement"), provides for a syndicated revolving credit facility (the “Revolving Credit Facility”) and syndicated new and used vehicle floor plan facilities (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities are guaranteed by the Company and certain subsidiaries and are secured by a pledge of substantially all of the guarantors' assets subject to certain exceptions, including floor plan agreements with various manufacturer-affiliated captive finance companies.

On March 13, 2024, we amended and restated our Credit Agreement (the “Sixth Credit Facility Amendment”) to extend the maturity date to March 13, 2029, with an optional one-year extension. The agreement set the aggregate commitments to $2.4 billion consisting of $1.35 billion under the new vehicle floor plan, $700.0 million under the used vehicle floor plan and $350.0 million under the Revolving Credit Facility. The amendment includes an accordion feature allowing for an increase in the commitments up to $450.0 million to be allocated between the three facilities on a pro rata basis. It also contains a provision indicating that the Revolving Credit Facility commitment can neither be reduced below $50.0 million nor consist of more than 40% of the aggregate commitments.
In addition, the Sixth Credit Facility Amendment increased the basket for unrestricted quarterly dividends from $0.12 to $0.18 per share of qualified capital stock, provided additional flexibility to make asset sales and repurchases of qualified capital stock, removed the consolidated liquidity ratio covenant, and clarified that “Adjusted Term SOFR” (as defined) is inclusive of a 10-basis point credit spread adjustment. Amounts outstanding under the Credit Facilities bear interest at Adjusted Term SOFR plus credit spreads indicated by our Consolidated Total Lease Adjusted Leverage Ratio (as defined).
Availability under the Revolving Credit Facility is the lesser of the $350.0 million commitment or a borrowing base collateralized by eligible assets, less any outstanding letters of credit and borrowings. As of June 30, 2025, the Revolving Borrowing Base was $331.8 million with $11.2 million in outstanding letters of credit and no borrowings, resulting in $320.6 million of availability.

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
The notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and its domestic operating subsidiaries. Under certain circumstances, the guarantees of the subsidiaries comprising the EchoPark Business (as defined in the indentures governing the Senior Notes (the "Indentures")) may be released. The Indentures contain customary restrictive covenants and default provisions. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Facility and Sidecar Facility
On November 22, 2019, we entered into an agreement between, among others, the Company and PNC Bank, N.A., as administrative agent, providing for both revolving credit and delayed draw term loans (as amended to date, the “Mortgage Facility”).
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
As of June 30, 2025, we had $347.3 million of outstanding borrowings and $95.0 million available for revolving loans under the Mortgage Facility. In addition, we had no outstanding borrowings and $149.1 million available for future term loans under the Sidecar Facility based upon the appraised value of the underlying pledged collateral.
Mortgage Notes to Finance Companies
Excluding the Mortgage Facility and Sidecar Facility, our mortgage notes had a weighted-average interest rate of 3.48% and a combined principal balance of $45.6 million as of June 30, 2025. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by underlying properties or other collateral and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2025 to 2031.
Covenants
The Credit Facilities, Mortgage Facility and Sidecar Facility each contain covenants which could prohibit indebtedness, liens, the payment of excess dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets. The facilities contain other covenants and default provisions, including cross defaults to other material indebtedness, change of control events and other events of default customary for commercial credit facilities. Upon the occurrence of an event of default, we could be required to repay all outstanding amounts under these facilities. The facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no continuing Event of Default (as defined within each facility) has occurred and provided that we remain in compliance with all financial covenants. Dividends greater than $0.18 per share are subject to the limitations on restricted payments set forth in the facilities. After giving effect to the applicable restrictions, as of June 30, 2025, we had approximately $390.4 million of net income and retained earnings free of such restrictions.
Financial covenants for the Credit Facilities, Mortgage Facility and Sidecar Facility facilities include a minimum Consolidated Fixed Charge Coverage Ratio (as defined) of 1.20 to 1.00 and a Consolidated Total Lease Adjusted Leverage Ratio (as defined) not to exceed 5.75 to 1.00. Similar financial covenants apply to our Senior Notes as well as to certain facility leases and their related guaranty agreements. We remain in compliance with all restrictive covenants as of June 30, 2025.

Derivative Instruments and Hedging Activities
As of June 30, 2025, we had interest rate cap agreements with the following notional amounts, cap rates and maturities to help limit our exposure to potentially increasing interest rates on the Floor Plan Facilities and Mortgage Facility. Settlements are evaluated monthly and paid by the counterparties when one-month Term SOFR exceeds the cap rate. Payments are calculated based on the notional amounts multiplied by the difference between one-month Term SOFR and the cap rates and are recognized as a reduction of interest expense. The total unamortized premium related to the caps was $2.6 million as of June 30, 2025 which will be amortized as interest expense over each cap’s remaining term. The fair value of the outstanding caps was $0.5 million at June 30, 2025 included in other assets in the accompanying consolidated balance sheet.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notional Amount	Cap Rate (1)	Receive Rate (1)	Start Date	Maturing Date
(In millions)
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 31, 2026
$200.0	5.500%	one-month Term SOFR	March 17, 2025	November 17, 2027
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 29, 2028
(1) One-month Term SOFR was approximately 4.32% at June 30, 2025.

The interest rate caps qualify and have been designated as cash flow hedges. As a result, changes in their fair value are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations.
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
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $1.5 million as of June 30, 2025 and $2.2 million as of December 31, 2024. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2025.

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
There were no significant liabilities recorded related to legal matters as of June 30, 2025 and December 31, 2024.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2025	December 31, 2024
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$48.5	$47.3
Interest rate caps designated as hedges (2)	0.5	—
Total assets	$49.0	$47.3
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of June 30, 2025, approximately $0.5 million was included in other assets in the accompanying unaudited condensed consolidated balance sheet.

As of June 30, 2025 and December 31, 2024, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of June 30, 2025 and December 31, 2024, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$473.8	$500.0	$447.5	$500.0
4.625% Notes (1)	$628.9	$650.0	$594.8	$650.0
Mortgage Notes (2)	$43.9	$45.6	$93.4	$96.1
(1)As determined by market quotations from similar securities as of June 30, 2025 and December 31, 2024, respectively (Level 2).
(2)As determined by the DCF method (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024.
9. Segment Information
As of June 30, 2025, Sonic had three operating segments: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of our operating segments. Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and six months ended June 30, 2025 and 2024 were as follows:

Franchised Dealerships Segment - Reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Retail new vehicles	$1,639.1	$1,530.9	$3,276.1	$2,970.8
Fleet new vehicles	29.5	26.2	51.5	45.8
Used vehicles	744.9	732.1	1,490.6	1,461.4
Wholesale vehicles	57.8	48.4	112.2	96.9
Parts, service and collision repair	484.9	434.4	952.4	874.3
Finance, insurance and other, net	144.3	124.2	274.9	243.8
Cost of sales:
Retail new vehicles	(1,543.9)	(1,436.0)	(3,094.1)	(2,781.8)
Fleet new vehicles	(28.9)	(25.2)	(50.4)	(44.1)
Used vehicles	(705.4)	(693.4)	(1,411.2)	(1,381.8)
Wholesale vehicles	(58.7)	(48.9)	(114.1)	(97.6)
Parts, service and collision repair	(236.0)	(215.4)	(466.3)	(434.6)
Segment gross profit	$527.6	$477.3	$1,021.6	$953.1
Selling, general and administrative expenses:
Compensation	(232.3)	(221.9)	(458.7)	(438.3)
Advertising	(16.7)	(14.3)	(32.6)	(29.6)
Rent	(9.4)	(10.3)	(19.1)	(20.4)
Other (1)	(101.8)	(101.4)	(175.7)	(198.1)
Depreciation and amortization	(34.1)	(30.4)	(67.5)	(60.2)
Other income (expense):
Interest expense, floor plan	(15.3)	(18.0)	(31.6)	(34.0)
Interest expense, other, net	(26.3)	(27.8)	(52.9)	(55.6)
Other income (expense), net	(0.1)	(0.5)	0.1	(0.5)
Segment income	$91.6	$52.7	$183.6	$116.4
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EchoPark Segment - Reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Used vehicles	$427.4	$448.9	$901.1	$931.7
Wholesale vehicles	25.4	21.9	52.8	50.7
Finance, insurance and other, net	55.8	46.5	114.5	94.3
Cost of Sales:
Used vehicles	(420.5)	(444.2)	(888.8)	(921.7)
Wholesale vehicles	(26.0)	(22.0)	(53.6)	(51.3)
Segment gross profit	$62.1	$51.1	$126.0	$103.7
Selling, general and administrative expenses:
Compensation	(25.2)	(23.3)	(51.1)	(48.5)
Advertising	(7.3)	(7.0)	(15.1)	(13.6)
Rent	(0.7)	2.7	(1.4)	3.4
Other (1)	(9.0)	(9.6)	(19.4)	(24.1)
Depreciation and amortization	(5.2)	(5.6)	(10.5)	(11.1)
Other income (expense):
Interest expense, floor plan	(2.6)	(3.8)	(5.8)	(7.6)
Interest expense, other, net	(0.4)	(0.7)	(0.8)	(1.3)
Other income (expense), net	—	0.1	0.1	—
Segment income (loss)	$11.7	$3.9	$22.0	$0.9
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Powersports Segment - Reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Retail new vehicles	$26.9	$21.7	$46.3	$37.5
Used vehicles	8.3	5.3	14.0	8.7
Wholesale vehicles	0.3	0.9	1.1	1.1
Parts, service and collision repair	10.6	9.7	17.6	16.5
Finance, insurance and other, net	2.0	2.0	3.4	3.5
Cost of Sales:
Retail new vehicles	(23.0)	(18.8)	(39.7)	(32.3)
Used vehicles	(6.7)	(4.0)	(11.3)	(6.5)
Wholesale vehicles	(0.3)	(1.0)	(1.1)	(1.2)
Parts, service and collision repair	(5.6)	(5.1)	(9.2)	(8.8)
Segment gross profit	$12.5	$10.7	$21.1	$18.5
Selling, general and administrative expenses:
Compensation	(7.3)	(5.7)	(13.5)	(11.4)
Advertising	(0.3)	(0.4)	(0.6)	(0.8)
Rent	0.3	(0.1)	0.4	(0.1)
Other (1)	(2.9)	(1.7)	(6.1)	(3.7)
Depreciation and amortization	(1.2)	(1.0)	(2.5)	(2.0)
Other income (expense):
Interest expense, floor plan	(0.4)	(0.5)	(0.9)	(1.0)
Interest expense, other, net	(0.7)	(0.8)	(1.4)	(1.3)
Other income (expense), net	—	—	—	0.1
Segment income (loss)	$—	$0.5	$(3.5)	$(1.7)
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, insurance, training, legal and information technology expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$91.6	$52.7	$183.6	$116.4
EchoPark Segment (3)	11.7	3.9	22.0	0.9
Powersports Segment (4)	—	0.5	(3.5)	(1.7)
Total segment income	$103.3	$57.1	$202.1	$115.6
Impairment charges (5)	(172.4)	(1.4)	(173.8)	(2.4)
Income before taxes	$(69.1)	$55.7	$28.3	$113.2

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended June 30, 2025, amount includes approximately $2.4 million of pre-tax loss related to the termination of a franchise, approximately $4.1 million of pre-tax charges related to storm damage, approximately $165.9 million of non-cash pre-tax franchise asset impairment charges, and $10.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024. For the three months ended June 30, 2024, amount includes approximately $11.2 million of pre-tax charges related to excess compensation related to the CDK outage and approximately $3.6 million of pre-tax charges related to storm damage. For the six months ended June 30, 2025, amount includes $40.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $5.0 million of pre-tax charges related to storm damage, approximately $165.9 million of non-cash pre-tax franchise asset impairment charges, and approximately $2.7 million of pre-tax charges related to dispositions. For the six months ended June 30, 2024, amount includes approximately $11.2 million of pre-tax charges related to excess compensation related to the CDK outage, approximately $3.6 million of pre-tax charges related to storm damage, approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of non-cash pre-tax impairment charges related to property and equipment. Due to rounding, segment level financial data may not sum to consolidated results.
(3)For the three months ended June 30, 2025, amount includes approximately $0.8 million of pre-tax gain on sale of real estate. For the three months ended June 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $1.4 million of non-cash pre-tax impairment charges related to property and equipment, approximately $0.7 million of pre-tax charges for long-term compensation expense, approximately $0.6 million pre-tax gain on acquisitions and dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. For the six months ended June 30, 2025, amount includes approximately $1.0 million of pre-tax gain on sale of real estate and approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale. For the six months ended June 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.7 million of pre-tax charges for severance and long-term compensation expense, approximately $2.2 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $1.4 million of non-cash pre-tax impairment charges related to property and equipment, approximately $0.6 million of pre-tax gain on acquisitions and dispositions and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. Due to rounding, segment level financial data may not sum to consolidated results.
(4)For the three months ended June 30, 2025, amount includes approximately $6.5 million of non-cash pre-tax franchise asset impairment charges. For the six months ended June 30, 2025, amount includes approximately $0.9 million of pre-tax charges related to dispositions, approximately $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges, and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the three months ended June 30, 2025, amount includes approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment and approximately $6.5 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment. For the three months ended June 30, 2024, amount includes approximately $1.4 million of non-cash pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment. For the six months ended June 30, 2025, amount includes approximately $0.2 million of non-cash pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment, approximately $7.2 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment, approximately $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges for the Powersports Segment, and approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment. For the six months ended June 30, 2024, amount includes approximately $1.4 million of non-cash pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.0 million of non-cash pre-tax impairment charges for the Franchised Dealerships Segment. Due to rounding, segment level financial data may not sum to consolidated results.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Segment Capital Expenditures:
Franchised Dealerships Segment	$32.5	$48.0	$77.0	$91.1
EchoPark Segment	0.3	0.2	0.5	0.6
Powersports Segment	1.3	0.6	1.6	0.9
Total capital expenditures	$34.1	$48.8	$79.1	$92.6

	June 30, 2025	December 31, 2024
	(In millions)
Segment Assets:
Franchised Dealerships Segment	$4,927.8	$4,704.5
EchoPark Segment	553.4	574.5
Powersports Segment	238.8	232.7
Corporate and other:
Cash and cash equivalents	110.4	44.0
Floor plan deposit balance	100.0	340.0
Total assets	$5,930.4	$5,895.7

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
Unless otherwise noted, all discussion of increases or decreases are for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of June 30, 2025: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2025, we operated 111 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 14 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 136 new vehicle franchises (representing 25 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores in 10 states. The Powersports Segment consists of 41 franchises at 14 locations (11 full-service dealerships and three authorized retail outlets) in three states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) increased 2% and 3% for the three and six months ended June 30, 2025, respectively, to approximately 16.0 million vehicles for both the three and six months ended June 30, 2025, compared to approximately 15.7 million and 15.6 million vehicles for the three and six months ended June 30, 2024, respectively, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2025 new vehicle industry volume will be between 15.6 million vehicles (a decrease of 3% compared to 2024) and 16.3 million vehicles (an increase of 1% compared to 2024). The effects of changes in trade policy and the imposition of tariffs, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2025 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR increased 6% and 4% to approximately 13.4 million and 13.2 million vehicles for the three and six months ended June 30, 2025, respectively, from approximately 12.7 million vehicles for both the three and six months ended June 30, 2024. We believe some of the increase in new vehicle SAAR during the three and six months ended June 30, 2025 is attributable to advanced purchases of new vehicles ahead of changes in U.S. tariff policy announced on April 2, 2025.
CDK Outage
On June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK (the “CDK outage”). This outage adversely affected our business and results of operations during the second and third quarters of 2024. In connection with the CDK outage, we recognized $10.0 million in pre-tax income from cyber insurance proceeds during the three months ended December 31, 2024, $30.0 million in pre-tax income from cyber insurance proceeds during the three months ended March 31, 2025, and $10.0 million in pre-tax income from cyber insurance proceeds during the three months ended June 30, 2025, which were each recorded as a reduction to selling, general and administrative expenses.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2024 and 2025, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
Same store retail new vehicle revenue increased 6% and 10% during the three and six months ended June 30, 2025, driven primarily by a 5% and 8% increase in retail new vehicle unit sales volume, respectively, coupled with a 1% and 2% increase in retail new vehicle average selling price, respectively. Retail new vehicle gross profit decreased 1% and 5% during the three and six months ended June 30, 2025, respectively, due primarily to increased price competition as a result of increasing levels of available inventory and higher inventory invoice cost, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $212 per unit, or 6%, to $3,391 per unit during the three months ended June 30, 2025 and decreased $425 per unit, or 12%, to $3,245 per unit during the six months ended June 30, 2025. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 54 days as of June 30, 2025, compared to 59 days as of June 30, 2024.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store retail used vehicle revenue increased 1% during both the three and six months ended June 30, 2025, driven primarily by a 5% and 4% increase in retail used vehicle average selling prices, respectively, partially offset by a 4% and 3% decrease in retail used vehicle sales volume, respectively. Retail used vehicle gross profit decreased 1% and 3% during the three and six months ended June 30, 2025, respectively, primarily due to lower retail used vehicle sales volume. Retail used vehicle gross profit per unit increased $49 per unit, or 3%, to $1,590 per unit during the three months ended June 30, 2025 and remained flat at $1,573 per unit during the six months ended June 30, 2025. Same store wholesale vehicle gross loss worsened by approximately $0.3 million, to a gross loss of approximately $0.8 million during the three months ended June 30, 2025, and worsened by approximately $1.0 million, to a gross loss of approximately $1.7 million during the six months ended June 30, 2025, due primarily to a $49 per unit, or 60%, increase in wholesale vehicle gross loss per unit, and a $83 per unit, or 148%, increase in wholesale vehicle gross loss per unit, respectively, as a result of changes in pricing and demand for vehicles at wholesale auction. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 35 and 30 days as of June 30, 2025 and 2024, respectively.
Same store Fixed Operations revenue increased 10% and 8% during the three and six months ended June 30, 2025, respectively, driven primarily by increased service capacity as a result of additional technician headcount, and higher parts and labor costs that were passed along to consumers. Same store Fixed Operations gross profit increased 12% and 10% during the three and six months ended June 30, 2025, respectively, driven primarily by higher warranty revenue contribution and higher warranty gross margin. Same store Fixed Operations gross margin increased 90 basis points, to 51.3%, during the three months ended June 30, 2025, and increased 80 basis points, to 51.0%, during the six months ended June 30, 2025, primarily driven by an increase in warranty revenue contribution and higher warranty gross margin.
Same store F&I revenue increased 15% and 12% during the three and six months ended June 30, 2025, respectively, driven by a 14% and 9% increase in F&I gross profit per retail unit, respectively, and a 1% and 3% increase in retail new and used vehicle unit sales volume, respectively. Same store F&I gross profit per retail unit increased $335 per unit, or 14%, to $2,718 per unit during the three months ended June 30, 2025, and increased $213 per unit, or 9%, to $2,580 per unit during the six months ended June 30, 2025.
EchoPark Segment
Reported total revenues decreased 2% and 1% during the three and six months ended June 30, 2025, respectively, driven primarily by a 5% and 6% decrease in average retail used vehicle unit selling prices, respectively, partially offset by a 3% and 4% increase in total vehicle unit sales volume, respectively. Reported total gross profit increased 22% during both the three and six months ended June 30, 2025, respectively, driven primarily by a 47% and 23% increase in used vehicles gross profit, respectively.
Same market total revenues decreased 2% and remained flat during the three and six months ended June 30, 2025, respectively, attributable to a 5% and 6% decrease in average selling price per used retail unit, respectively, partially offset by a 3% and 5% increase in total vehicle unit sales volume, respectively. Same market total gross profit increased 19% during both the three and six months ended June 30, 2025, respectively, driven by a 19% and 15% increase in combined retail used vehicle and F&I gross profit per unit, respectively and a 3% and 5% increase in total vehicle unit sales volume, respectively.
Reported retail used vehicle revenue decreased 5% and 3% during the three and six months ended June 30, 2025, respectively, driven primarily by a 5% and 6% decrease in average retail used vehicle unit selling prices, respectively, partially offset by a 1% and 3% increase in retail used vehicle unit sales volume, respectively. F&I revenue increased 20% and 21% during the three and six months ended June 30, 2025, driven primarily by a 19% and 18% increase in F&I gross profit per unit. Reported combined retail used vehicle and F&I gross profit per unit increased $669 per unit, or 22%, to $3,747 per unit during the three months ended June 30, 2025, and increased $555 per unit, or 18%, to $3,569 for the six months ended June 30, 2025 due primarily to increases in F&I gross profit per unit during the three and six months ended June 30, 2025.
Reported wholesale vehicle gross loss worsened by approximately $0.5 million and $0.2 million during the three and six months ended June 30, 2025, respectively, primarily due to a 380% and 25% decline in wholesale vehicle gross loss per unit, respectively, partially offset by a 19% and 12% increase in wholesale vehicle unit sales volume during the three and six months ended June 30, 2025, respectively. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 41 and 38 days as of June 30, 2025 and 2024, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Powersports Segment
Reported retail new vehicle revenue increased by 24% and 23% during the during the three and six months ended June 30, 2025, respectively, primarily due to a 17% increase in retail new vehicle unit sales volume during both the three and six months ended June 30, 2025, coupled with a 6% and 5% increase in retail new vehicle average selling prices during the three and six months ended June 30, 2025, respectively. Retail new vehicle gross profit increased 34% and 27% during the three and six months ended June 30, 2025, respectively, as a result of the higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $362 per unit, or 15%, to $2,828 per unit for the three months ended June 30, 2025 and increased $214 per unit, or 8%, to $2,767 per unit for the six months ended June 30, 2025.
Same store retail new vehicle revenue increased 13% and 11% during the three and six months ended June 30, 2025, respectively, driven by a 7% and 6% increase in retail new vehicle unit sales volume and a 6% and 5% increase in retail new vehicle average selling price during the three and six months ended June 30, 2025, respectively. Retail new vehicle gross profit increased 19% and 11% during the three and six months ended June 30, 2025, respectively, as a result of the increase in retail new vehicle unit sales volume and an increase in gross profit per unit. Retail new vehicle gross profit per unit increased $282 per unit, or 11%, to $2,771 for the three months ended June 30, 2025 and increased $132 per unit, or 5%, to $2,696 per unit for the six months ended June 30, 2025, due primarily to higher inventory invoice costs. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 135 and 187 days as of June 30, 2025 and 2024, respectively, varying based on manufacturer production levels and consumer demand.
Reported retail used vehicle revenue increased 57% and 62% during the three and six months ended June 30, 2025, respectively, primarily driven by a 57% and 50% increase in retail used vehicle unit sales volume, coupled with a 1% and 8% increase in used unit prices for the three and six months ended June 30, 2025, respectively. Retail used vehicle gross profit increased 30% and 25% during the three and six months ended June 30, 2025, respectively, as a result of higher retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $409 per unit, or 17%, to $2,014 per unit for the three months ended June 30, 2025, and decreased $383 per unit, or 17%, to $1,935 per unit for the six months ended June 30, 2025, primarily due to higher inventory costs.
Same store used vehicle revenue increased 43% and 44% during the three and six months ended June 30, 2025, respectively, primarily driven by a 46% and 37% increase in retail used vehicle unit sales volume for the three and six months ended June 30, 2025, respectively. Retail used vehicle gross profit increased 22% and 14% during the three and six months ended June 30, 2025, respectively. Retail used vehicle gross profit per unit decreased $415 per unit, or 17%, to $2,043, for the three months ended June 30, 2025 and decreased $387 per unit, or 17%, to $1,940 per unit for the six months ended June 30, 2025, primarily due to higher inventory costs. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 102 and 96 days as of June 30, 2025 and 2024, respectively.
Reported Fixed Operations revenue increased 9% and 7% during the three and six months ended June 30, 2025, respectively, and Fixed Operations gross profit increased 9% during both the three and six months ended June 30, 2025, driven primarily by higher repair order volume as a result of acquisitions. Fixed Operations gross margin increased 30 basis points to 47.1% and increased 70 basis points to 47.7% during the three and six months ended June 30, 2025, respectively, driven primarily by an increase in customer pay and warranty revenue contribution and customer pay gross margin.
Same store Fixed Operations revenue increased 2% and Fixed Operations gross profit increased 5% for the three months ended June 30, 2025, driven primarily by higher repair order volume during the quarter. Same store Fixed Operations revenue decreased 3% and Fixed Operations gross profit remained flat during the six months ended June 30, 2025, driven by lower repair order volume for the year-to-date period. Fixed Operations gross margin increased 70 basis points, to 48% and increased 160 basis points to 49% during the three and six months ended June 30, 2025, respectively, driven primarily by an increase in customer pay revenue contribution and customer pay gross margin.
Reported F&I revenue remained flat and decreased 1% during the three and six months ended June 30, 2025, respectively, driven primarily by a 23% and 22% decrease in F&I gross profit per retail unit in the three and six months ended June 30, 2025, respectively, offset by a 29% and 27% increase in combined retail new and used vehicle unit sales volume in the three and six months ended June 30, 2025, respectively. F&I gross profit per retail unit decreased $264 per unit, or 23%, to $889 per unit during the three months ended June 30, 2025 and decrease $260 per unit, or 22%, to $912 per unit during the six months ended June 30, 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store F&I revenue increased 3% and remained flat during the three and six months ended June 30, 2025, respectively, driven primarily by a 19% and 15% increase in combined retail new and used vehicle unit sales volume for the three and six months ended June 30, 2025, respectively, offset by a 13% decrease in F&I gross profit per retail unit during both the three and six months ended June 30, 2025. F&I gross profit per retail unit decreased $147 per unit, or 13%, to $948 per unit during the three months ended June 30, 2025 and decreased $141 per unit, or 13%, to $984 per unit for the six months ended June 30, 2025.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
New Vehicle Brand	2025	2024	2025	2024
Luxury:
BMW	23%	25%	23%	25%
Mercedes	13%	13%	14%	13%
Lexus	6%	6%	6%	6%
Audi	5%	5%	5%	5%
Land Rover	5%	5%	5%	5%
Porsche	4%	5%	4%	4%
Cadillac	4%	2%	3%	2%
Volvo	1%	1%	1%	1%
MINI	1%	—%	1%	1%
Other Luxury (1)	—%	—%	—%	—%
Total Luxury	61%	62%	62%	62%
Mid-line Import:
Honda	12%	11%	12%	11%
Toyota	9%	10%	9%	9%
Volkswagen	1%	2%	1%	2%
Hyundai	1%	1%	1%	1%
Other Mid-line Import (2)	1%	—%	1%	1%
Total Mid-line Import	24%	24%	24%	24%
Domestic:
General Motors (3)	7%	6%	6%	6%
Chrysler	3%	3%	3%	4%
Ford	5%	5%	5%	4%
Total Domestic	15%	14%	14%	14%
Total	100%	100%	100%	100%
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
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2025	2024	% Change	2025	2024	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	13.4	12.7	6%	13.2	12.7	4%
U.S. Fleet new vehicle SAAR	2.6	3.0	(13)%	2.8	2.9	(3)%
U.S. Total new vehicle SAAR (1)	16.0	15.7	2%	16.0	15.6	3%
(1)Source: PIN from J.D. Power

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,666.1	$1,552.6	$113.5	7%
Fleet new vehicle revenue	29.4	26.2	3.2	12%
Total new vehicle revenue	$1,695.5	$1,578.8	$116.7	7%

Retail new vehicle gross profit	$99.2	$97.8	$1.4	1%
Fleet new vehicle gross profit	0.5	1.0	(0.5)	(50)%
Total new vehicle gross profit	$99.7	$98.8	$0.9	1%

Retail new vehicle unit sales	29,478	27,705	1,773	6%
Fleet new vehicle unit sales	571	514	57	11%
Total new vehicle unit sales	30,049	28,219	1,830	6%

Revenue per new retail unit	$56,519	$56,039	$480	1%
Revenue per new fleet unit	$51,607	$51,006	$601	1%
Total revenue per new unit	$56,425	$55,947	$478	1%

Gross profit per new retail unit	$3,365	$3,531	$(166)	(5)%
Gross profit per new fleet unit	$918	$1,885	$(967)	(51)%
Total gross profit per new unit	$3,318	$3,501	$(183)	(5)%

Retail gross profit as a % of revenue	6.0%	6.3%	(30)	bps
Fleet gross profit as a % of revenue	1.8%	3.7%	(190)	bps
Total new vehicle gross profit as a % of revenue	5.9%	6.3%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$3,322.4	$3,008.4	$314.0	10%
Fleet new vehicle revenue	51.5	45.8	5.7	12%
Total new vehicle revenue	$3,373.9	$3,054.2	$319.7	10%

Retail new vehicle gross profit	$188.6	$194.2	$(5.6)	(3)%
Fleet new vehicle gross profit	1.1	1.7	(0.6)	(35)%
Total new vehicle gross profit	$189.7	$195.9	$(6.2)	(3)%

Retail new vehicle unit sales	58,553	53,847	4,706	9%
Fleet new vehicle unit sales	954	893	61	7%
Total new vehicle unit sales	59,507	54,740	4,767	9%

Revenue per new retail unit	$56,741	$55,869	$872	2%
Revenue per new fleet unit	$53,980	$51,304	$2,676	5%
Total revenue per new unit	$56,697	$55,794	$903	2%

Gross profit per new retail unit	$3,221	$3,607	$(386)	(11)%
Gross profit per new fleet unit	$1,129	$1,809	$(680)	(38)%
Total gross profit per new unit	$3,187	$3,578	$(391)	(11)%

Retail gross profit as a % of revenue	5.7%	6.5%	(80)	bps
Fleet gross profit as a % of revenue	2.1%	3.5%	(140)	bps
Total new vehicle gross profit as a % of revenue	5.6%	6.4%	(80)	bps

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,180.7	$1,186.2	$(5.5)	—%
Gross profit	$48.1	$44.7	$3.4	8%
Unit sales	42,512	42,831	(319)	(1)%
Revenue per unit	$27,773	$27,695	$78	—%
Gross profit per unit	$1,131	$1,044	$87	8%
Gross profit as a % of revenue	4.1%	3.8%	30	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,405.7	$2,401.8	$3.9	—%
Gross profit	$94.4	$91.7	$2.7	3%
Unit sales	87,329	86,887	442	1%
Revenue per unit	$27,547	$27,643	$(96)	—%
Gross profit per unit	$1,081	$1,056	$25	2%
Gross profit as a % of revenue	3.9%	3.8%	10	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$83.3	$71.3	$12.0	17%
Gross profit (loss)	$(1.6)	$(0.6)	$(1.0)	(167)%
Unit sales	9,368	7,859	1,509	19%
Revenue per unit	$8,900	$9,073	$(173)	(2)%
Gross profit (loss) per unit	$(165)	$(78)	$(87)	(112)%
Gross profit (loss) as a % of revenue	(1.9)%	(0.9)%	(100)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$166.1	$148.6	$17.5	12%
Gross profit (loss)	$(2.7)	$(1.3)	$(1.4)	(108)%
Unit sales	18,773	15,971	2,802	18%
Revenue per unit	$8,850	$9,305	$(455)	(5)%
Gross profit (loss) per unit	$(146)	$(84)	$(62)	(74)%
Gross profit (loss) as a % of revenue	(1.7)%	(0.9)%	(80)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$229.5	$208.6	$20.9	10%
Warranty	84.6	64.0	20.6	32%
Wholesale parts	45.4	47.2	(1.8)	(4)%
Internal, sublet and other	136.1	124.3	11.8	9%
Total revenue	$495.6	$444.1	$51.5	12%

Gross profit
Customer pay	$128.6	$116.5	$12.1	10%
Warranty	53.2	39.4	13.8	35%
Wholesale parts	7.9	8.5	(0.6)	(7)%
Internal, sublet and other	64.2	59.2	5.0	8%
Total gross profit	$253.9	$223.6	$30.3	14%

Gross profit as a % of revenue
Customer pay	56.1%	55.9%	20	bps
Warranty	63.0%	61.5%	150	bps
Wholesale parts	17.4%	17.9%	(50)	bps
Internal, sublet and other	47.2%	47.6%	(43)	bps
Total gross profit as a % of revenue	51.2%	50.3%	90	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$444.8	$418.8	$26.0	6%
Warranty	170.9	128.5	42.4	33%
Wholesale parts	92.1	98.0	(5.9)	(6)%
Internal, sublet and other	262.2	245.5	16.7	7%
Total revenue	$970.0	$890.8	$79.2	9%

Gross profit
Customer pay	$249.3	$234.6	$14.7	6%
Warranty	107.3	77.9	29.4	38%
Wholesale parts	16.0	17.4	(1.4)	(8)%
Internal, sublet and other	121.9	117.5	4.4	4%
Total gross profit	$494.5	$447.4	$47.1	11%

Gross profit as a % of revenue
Customer pay	56.0%	56.0%	—	bps
Warranty	62.8%	60.6%	220	bps
Wholesale parts	17.4%	17.8%	(40)	bps
Internal, sublet and other	46.5%	47.9%	(141)	bps
Total gross profit as a % of revenue	51.0%	50.2%	80	bps
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
Our consolidated reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$202.1	$172.6	$29.5	17%
Total combined retail new and used vehicle unit sales	71,990	70,536	1,454	2%
Gross profit per retail unit (excludes fleet)	$2,807	$2,447	$360	15%

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$392.8	$341.6	$51.2	15%
Total combined retail new and used vehicle unit sales	145,882	140,734	5,148	4%
Gross profit per retail unit (excludes fleet)	$2,693	$2,428	$265	11%
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,625.4	$1,527.3	$98.1	6%
Acquisitions, open points, dispositions and holding company	13.7	3.6	10.1	NM
Total as reported	$1,639.1	$1,530.9	$108.2	7%

Fleet new vehicle revenue:
Same store	$29.5	$26.2	$3.3	13%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$29.5	$26.2	$3.3	13%

Total new vehicle revenue:
Same store	$1,654.9	$1,553.5	$101.4	7%
Acquisitions, open points, dispositions and holding company	13.7	3.6	10.1	NM
Total as reported	$1,668.6	$1,557.1	$111.5	7%

Retail new vehicle gross profit:
Same store	$94.5	$95.2	$(0.7)	(1)%
Acquisitions, open points, dispositions and holding company	0.7	(0.3)	1.0	NM
Total as reported	$95.2	$94.9	$0.3	—%

Fleet new vehicle gross profit:
Same store	$0.5	$1.0	$(0.5)	(50)%
Acquisitions, open points, dispositions and holding company	0.1	—	0.1	NM
Total as reported	$0.6	$1.0	$(0.4)	(40)%

Total new vehicle gross profit:
Same store	$95.0	$96.2	$(1.2)	(1)%
Acquisitions, open points, dispositions and holding company	0.8	(0.3)	1.1	NM
Total as reported	$95.8	$95.9	$(0.1)	—%

Retail new vehicle unit sales:
Same store	27,867	26,432	1,435	5%
Acquisitions, open points, dispositions and holding company	217	80	137	NM
Total as reported	28,084	26,512	1,572	6%

Fleet new vehicle unit sales:
Same store	571	514	57	11%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	571	514	57	11%

Total new vehicle unit sales:
Same store	28,438	26,946	1,492	6%
Acquisitions, open points, dispositions and holding company	217	80	137	NM
Total as reported	28,655	27,026	1,629	6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$3,246.9	$2,963.0	$283.9	10%
Acquisitions, open points, dispositions and holding company	29.2	7.8	21.4	NM
Total as reported	$3,276.1	$2,970.8	$305.3	10%

Fleet new vehicle revenue:
Same store	$51.5	$45.8	$5.7	12%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	$51.5	$45.8	$5.7	12%

Total new vehicle revenue:
Same store	$3,298.4	$3,008.8	$289.6	10%
Acquisitions, open points, dispositions and holding company	29.2	7.8	21.4	NM
Total as reported	$3,327.6	$3,016.6	$311.0	10%

Retail new vehicle gross profit:
Same store	$180.7	$189.5	$(8.8)	(5)%
Acquisitions, open points, dispositions and holding company	1.3	(0.5)	1.8	NM
Total as reported	$182.0	$189.0	$(7.0)	(4)%

Fleet new vehicle gross profit:
Same store	$1.1	$1.6	$(0.5)	(31)%
Acquisitions, open points, dispositions and holding company	—	0.1	(0.1)	NM
Total as reported	$1.1	$1.7	$(0.6)	(35)%

Total new vehicle gross profit:
Same store	$181.8	$191.1	$(9.3)	(5)%
Acquisitions, open points, dispositions and holding company	1.3	(0.4)	1.7	NM
Total as reported	$183.1	$190.7	$(7.6)	(4)%

Retail new vehicle unit sales:
Same store	55,695	51,630	4,065	8%
Acquisitions, open points, dispositions and holding company	471	179	292	NM
Total as reported	56,166	51,809	4,357	8%

Fleet new vehicle unit sales:
Same store	954	893	61	7%
Acquisitions, open points, dispositions and holding company	—	—	—	NM
Total as reported	954	893	61	7%

Total new vehicle unit sales:
Same store	56,649	52,523	4,126	8%
Acquisitions, open points, dispositions and holding company	471	179	292	NM
Total as reported	57,120	52,702	4,418	8%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,639.1	$1,530.9	$108.2	7%
Fleet new vehicle revenue	29.5	26.2	3.3	13%
Total new vehicle revenue	$1,668.6	$1,557.1	$111.5	7%

Retail new vehicle gross profit	$95.2	$94.9	$0.3	—%
Fleet new vehicle gross profit	0.6	1.0	(0.4)	(40)%
Total new vehicle gross profit	$95.8	$95.9	$(0.1)	—%

Retail new vehicle unit sales	28,084	26,512	1,572	6%
Fleet new vehicle unit sales	571	514	57	11%
Total new vehicle unit sales	28,655	27,026	1,629	6%

Revenue per new retail unit	$58,366	$57,743	$623	1%
Revenue per new fleet unit	$51,607	$51,006	$601	1%
Total revenue per new unit	$58,231	$57,615	$616	1%

Gross profit per new retail unit	$3,391	$3,579	$(188)	(5)%
Gross profit per new fleet unit	$918	$1,885	$(967)	(51)%
Total gross profit per new unit	$3,342	$3,547	$(205)	(6)%

Retail gross profit as a % of revenue	5.8%	6.2%	(40)	bps
Fleet gross profit as a % of revenue	1.8%	3.7%	(190)	bps
Total new vehicle gross profit as a % of revenue	5.7%	6.2%	(50)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$3,276.1	$2,970.8	$305.3	10%
Fleet new vehicle revenue	51.5	45.8	5.7	12%
Total new vehicle revenue	$3,327.6	$3,016.6	$311.0	10%

Retail new vehicle gross profit	$182.0	$189.0	$(7.0)	(4)%
Fleet new vehicle gross profit	1.1	1.7	(0.6)	(35)%
Total new vehicle gross profit	$183.1	$190.7	$(7.6)	(4)%

Retail new vehicle unit sales	56,166	51,809	4,357	8%
Fleet new vehicle unit sales	954	893	61	7%
Total new vehicle unit sales	57,120	52,702	4,418	8%

Revenue per new retail unit	$58,329	$57,342	$987	2%
Revenue per new fleet unit	$53,980	$51,304	$2,676	5%
Total revenue per new unit	$58,256	$57,240	$1,016	2%

Gross profit per new retail unit	$3,240	$3,649	$(409)	(11)%
Gross profit per new fleet unit	$1,129	$1,809	$(680)	(38)%
Total gross profit per new unit	$3,205	$3,618	$(413)	(11)%

Retail gross profit as a % of revenue	5.6%	6.4%	(80)	bps
Fleet gross profit as a % of revenue	2.1%	3.5%	(140)	bps
Total new vehicle gross profit as a % of revenue	5.5%	6.3%	(80)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,625.4	$1,527.3	$98.1	6%
Fleet new vehicle revenue	29.5	26.2	3.3	13%
Total new vehicle revenue	$1,654.9	$1,553.5	$101.4	7%

Retail new vehicle gross profit	$94.5	$95.2	$(0.7)	(1)%
Fleet new vehicle gross profit	0.5	1.0	(0.5)	(50)%
Total new vehicle gross profit	$95.0	$96.2	$(1.2)	(1)%

Retail new vehicle unit sales	27,867	26,432	1,435	5%
Fleet new vehicle unit sales	571	514	57	11%
Total new vehicle unit sales	28,438	26,946	1,492	6%

Revenue per new retail unit	$58,328	$57,782	$546	1%
Revenue per new fleet unit	$51,607	$51,006	$601	1%
Total revenue per new unit	$58,193	$57,653	$540	1%

Gross profit per new retail unit	$3,391	$3,603	$(212)	(6)%
Gross profit per new fleet unit	$918	$1,885	$(967)	(51)%
Total gross profit per new unit	$3,342	$3,570	$(228)	(6)%

Retail gross profit as a % of revenue	5.8%	6.2%	(40)	bps
Fleet gross profit as a % of revenue	1.8%	3.7%	(190)	bps
Total new vehicle gross profit as a % of revenue	5.7%	6.2%	(50)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$3,246.9	$2,963.0	$283.9	10%
Fleet new vehicle revenue	51.5	45.8	5.7	12%
Total new vehicle revenue	$3,298.4	$3,008.8	$289.6	10%

Retail new vehicle gross profit	$180.7	$189.5	$(8.8)	(5)%
Fleet new vehicle gross profit	1.1	1.6	(0.5)	(31)%
Total new vehicle gross profit	$181.8	$191.1	$(9.3)	(5)%

Retail new vehicle unit sales	55,695	51,630	4,065	8%
Fleet new vehicle unit sales	954	893	61	7%
Total new vehicle unit sales	56,649	52,523	4,126	8%

Revenue per new retail unit	$58,298	$57,388	$910	2%
Revenue per new fleet unit	$53,980	$51,304	$2,676	5%
Total revenue per new unit	$58,225	$57,285	$940	2%

Gross profit per new retail unit	$3,245	$3,670	$(425)	(12)%
Gross profit per new fleet unit	$1,129	$1,809	$(680)	(38)%
Total gross profit per new unit	$3,209	$3,638	$(429)	(12)%

Retail gross profit as a % of revenue	5.6%	6.4%	(80)	bps
Fleet gross profit as a % of revenue	2.1%	3.5%	(140)	bps
Total new vehicle gross profit as a % of revenue	5.5%	6.4%	(90)	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Retail new vehicle revenue increased 6%, due primarily to a 5% increase in retail new vehicle unit sales volume and a 1% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $0.7 million, or 1%, as a result of lower retail new vehicle gross profit per unit, offset partially by higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $212 per unit, or 6%, to $3,391 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.
Same Store Franchised Dealerships Segment Retail New Vehicles – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Retail new vehicle revenue increased 10%, due primarily to an 8% increase in retail new vehicle unit sales volume and a 2% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $8.8 million, or 5%, as a result of lower retail new vehicle gross profit per unit, offset partially by higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $425 per unit, or 12%, to $3,245 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$733.4	$728.5	$4.9	1%
Acquisitions, open points, dispositions and holding company	11.5	3.6	7.9	NM
Total as reported	$744.9	$732.1	$12.8	2%

Retail used vehicle gross profit:
Same store	$39.1	$39.4	$(0.3)	(1)%
Acquisitions, open points, dispositions and holding company	0.4	(0.7)	1.1	NM
Total as reported	$39.5	$38.7	$0.8	2%

Retail used vehicle unit sales:
Same store	24,584	25,545	(961)	(4)%
Acquisitions, open points, dispositions and holding company	369	123	246	NM
Total as reported	24,953	25,668	(715)	(3)%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$1,464.2	$1,453.8	$10.4	1%
Acquisitions, open points, dispositions and holding company	26.4	7.6	18.8	NM
Total as reported	$1,490.6	$1,461.4	$29.2	2%

Retail used vehicle gross profit:
Same store	$78.0	$80.3	$(2.3)	(3)%
Acquisitions, open points, dispositions and holding company	1.4	(0.7)	2.1	NM
Total as reported	$79.4	$79.6	$(0.2)	—%

Retail used vehicle unit sales:
Same store	49,567	51,039	(1,472)	(3)%
Acquisitions, open points, dispositions and holding company	827	295	532	NM
Total as reported	50,394	51,334	(940)	(2)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$744.9	$732.1	$12.8	2%
Gross profit	$39.5	$38.7	$0.8	2%
Unit sales	24,953	25,668	(715)	(3)%
Revenue per unit	$29,854	$28,520	$1,334	5%
Gross profit per unit	$1,583	$1,508	$75	5%
Gross profit as a % of revenue	5.3%	5.3%	—	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,490.6	$1,461.4	$29.2	2%
Gross profit	$79.4	$79.6	$(0.2)	—%
Unit sales	50,394	51,334	(940)	(2)%
Revenue per unit	$29,578	$28,469	$1,109	4%
Gross profit per unit	$1,575	$1,550	$25	2%
Gross profit as a % of revenue	5.3%	5.4%	(10)	bps
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$733.4	$728.5	$4.9	1%
Gross profit	$39.1	$39.4	$(0.3)	(1)%
Unit sales	24,584	25,545	(961)	(4)%
Revenue per unit	$29,831	$28,520	$1,311	5%
Gross profit per unit	$1,590	$1,541	$49	3%
Gross profit as a % of revenue	5.3%	5.4%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$1,464.2	$1,453.8	$10.4	1%
Gross profit	$78.0	$80.3	$(2.3)	(3)%
Unit sales	49,567	51,039	(1,472)	(3)%
Revenue per unit	$29,539	$28,483	$1,056	4%
Gross profit per unit	$1,573	$1,573	$—	—%
Gross profit as a % of revenue	5.3%	5.5%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Retail used vehicle revenue increased approximately $4.9 million, or 1%, driven primarily by a 5% increase in retail used vehicle average selling prices, partially offset by a 4% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $0.3 million, or 1%, driven primarily by a 4% decrease in retail used vehicle unit sales volume, offset by a $49 per unit, or 3%, increase in retail used vehicle gross profit per unit.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Retail used vehicle revenue increased approximately $10.4 million, or 1%, driven primarily by an 4% increase in retail used vehicle average selling prices, partially offset by a 3% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $2.3 million, or 3%, driven primarily by a 3% decrease in retail used vehicle unit sales volume during the six months ended June 30, 2025 and flat retail used vehicle gross profit per unit.
Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$56.7	$48.1	$8.6	18%
Acquisitions, open points, dispositions and holding company	1.1	0.3	0.8	NM
Total as reported	$57.8	$48.4	$9.4	19%

Total wholesale vehicle gross profit (loss):
Same store	$(0.8)	$(0.5)	$(0.3)	(60)%
Acquisitions, open points, dispositions and holding company	(0.1)	—	(0.1)	NM
Total as reported	$(0.9)	$(0.5)	$(0.4)	(80)%

Total wholesale vehicle unit sales:
Same store	6,109	5,206	903	17%
Acquisitions, open points, dispositions and holding company	104	42	62	NM
Total as reported	6,213	5,248	965	18%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$110.6	$95.9	$14.7	15%
Acquisitions, open points, dispositions and holding company	1.6	1.0	0.6	NM
Total as reported	$112.2	$96.9	$15.3	16%

Total wholesale vehicle gross profit (loss):
Same store	$(1.7)	$(0.7)	$(1.0)	(143)%
Acquisitions, open points, dispositions and holding company	(0.2)	—	(0.2)	NM
Total as reported	$(1.9)	$(0.7)	$(1.2)	(171)%

Total wholesale vehicle unit sales:
Same store	12,213	10,261	1,952	19%
Acquisitions, open points, dispositions and holding company	195	92	103	NM
Total as reported	12,408	10,353	2,055	20%
NM = Not Meaningful

Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$57.8	$48.4	$9.4	19%
Gross profit (loss)	$(0.9)	$(0.5)	$(0.4)	(80)%
Unit sales	6,213	5,248	965	18%
Revenue per unit	$9,287	$9,229	$58	1%
Gross profit (loss) per unit	$(140)	$(86)	$(54)	(63)%
Gross profit (loss) as a % of revenue	(1.5)%	(0.9)%	(60)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$112.2	$96.9	$15.3	16%
Gross profit (loss)	$(1.9)	$(0.7)	$(1.2)	(171)%
Unit sales	12,408	10,353	2,055	20%
Revenue per unit	$9,054	$9,354	$(300)	(3)%
Gross profit (loss) per unit	$(145)	$(61)	$(84)	(138)%
Gross profit (loss) as a % of revenue	(1.6)%	(0.7)%	(90)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$56.7	$48.1	$8.6	18%
Gross profit (loss)	$(0.8)	$(0.5)	$(0.3)	(60)%
Unit sales	6,109	5,206	903	17%
Revenue per unit	$9,289	$9,229	$60	1%
Gross profit (loss) per unit	$(131)	$(82)	$(49)	(60)%
Gross profit (loss) as a % of revenue	(1.4)%	(0.9)%	(50)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$110.6	$95.9	$14.7	15%
Gross profit (loss)	$(1.7)	$(0.7)	$(1.0)	(143)%
Unit sales	12,213	10,261	1,952	19%
Revenue per unit	$9,056	$9,364	$(308)	(3)%
Gross profit (loss) per unit	$(139)	$(56)	$(83)	(148)%
Gross profit (loss) as a % of revenue	(1.5)%	(0.6)%	(90)	bps
NM = Not Meaningful
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Wholesale vehicle revenue increased approximately $8.6 million, or 18%, driven primarily by a 17% increase in wholesale vehicle unit sales volume coupled with a 1% increase in wholesale vehicle revenue per unit during the three months ended June 30, 2025. Wholesale vehicle gross profit (loss) worsened by approximately $0.3 million, driven primarily by a $49 per unit worsening of wholesale vehicle gross profit (loss) per unit during the second quarter of 2025.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Wholesale vehicle revenue increased approximately $14.7 million, or 15%, driven primarily by a 19% increase in wholesale vehicle unit sales volume, offset slightly by a 3% decrease in wholesale vehicle revenue per unit during the first six months of 2025. Wholesale vehicle gross profit (loss) worsened approximately $1.0 million, driven primarily by a $83 per unit worsening of wholesale vehicle gross profit (loss) per unit during the first six months of 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$478.3	$433.2	$45.1	10%
Acquisitions, open points, dispositions and holding company	6.6	1.2	5.4	NM
Total as reported	$484.9	$434.4	$50.5	12%

Total Fixed Operations gross profit:
Same store	$245.4	$218.3	$27.1	12%
Acquisitions, open points, dispositions and holding company	3.5	0.7	2.8	NM
Total as reported	$248.9	$219.0	$29.9	14%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$939.5	$871.7	$67.8	8%
Acquisitions, open points, dispositions and holding company	12.9	2.6	10.3	NM
Total as reported	$952.4	$874.3	$78.1	9%

Total Fixed Operations gross profit:
Same store	$479.6	$437.9	$41.7	10%
Acquisitions, open points, dispositions and holding company	6.5	1.8	4.7	NM
Total as reported	$486.1	$439.7	$46.4	11%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$227.3	$206.9	$20.4	10%
Warranty	83.1	62.8	20.3	32%
Wholesale parts	45.2	47.0	(1.8)	(4)%
Internal, sublet and other	129.3	117.7	11.6	10%
Total revenue	$484.9	$434.4	$50.5	12%

Gross profit
Customer pay	$127.9	$116.3	$11.6	10%
Warranty	52.2	38.3	13.9	36%
Wholesale parts	7.9	8.4	(0.5)	(6)%
Internal, sublet and other	60.9	56.0	4.9	9%
Total gross profit	$248.9	$219.0	$29.9	14%

Gross profit as a % of revenue
Customer pay	56.3%	56.2%	10	bps
Warranty	62.9%	61.0%	190	bps
Wholesale parts	17.4%	17.9%	(50)	bps
Internal, sublet and other	47.1%	47.5%	(40)	bps
Total gross profit as a % of revenue	51.3%	50.4%	90	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$441.0	$415.3	$25.7	6%
Warranty	168.3	126.8	41.5	33%
Wholesale parts	91.9	97.6	(5.7)	(6)%
Internal, sublet and other	251.2	234.6	16.6	7%
Total revenue	$952.4	$874.3	$78.1	9%

Gross profit
Customer pay	$247.9	$233.6	$14.3	6%
Warranty	105.5	76.5	29.0	38%
Wholesale parts	15.9	17.3	(1.4)	(8)%
Internal, sublet and other	116.8	112.3	4.5	4%
Total gross profit	$486.1	$439.7	$46.4	11%

Gross profit as a % of revenue
Customer pay	56.2%	56.2%	—	bps
Warranty	62.7%	60.3%	240	bps
Wholesale parts	17.3%	17.7%	(40)	bps
Internal, sublet and other	46.5%	47.9%	(140)	bps
Total gross profit as a % of revenue	51.0%	50.3%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$224.4	$206.4	$18.0	9%
Warranty	81.9	62.6	19.3	31%
Wholesale parts	44.4	46.9	(2.5)	(5)%
Internal, sublet and other	127.6	117.3	10.3	9%
Total revenue	$478.3	$433.2	$45.1	10%

Gross profit
Customer pay	$126.2	$116.0	$10.2	9%
Warranty	51.4	38.3	13.1	34%
Wholesale parts	7.7	8.4	(0.7)	(8)%
Internal, sublet and other	60.1	55.6	4.5	8%
Total gross profit	$245.4	$218.3	$27.1	12%

Gross profit as a % of revenue
Customer pay	56.2%	56.2%	—	bps
Warranty	62.8%	61.2%	160	bps
Wholesale parts	17.4%	17.9%	(50)	bps
Internal, sublet and other	47.1%	47.4%	(30)	bps
Total gross profit as a % of revenue	51.3%	50.4%	90	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$435.5	$414.0	$21.5	5%
Warranty	166.0	126.5	39.5	31%
Wholesale parts	90.2	97.4	(7.2)	(7)%
Internal, sublet and other	247.8	233.8	14.0	6%
Total revenue	$939.5	$871.7	$67.8	8%

Gross profit
Customer pay	$244.8	$232.9	$11.9	5%
Warranty	104.1	76.4	27.7	36%
Wholesale parts	15.6	17.3	(1.7)	(10)%
Internal, sublet and other	115.1	111.3	3.8	3%
Total gross profit	$479.6	$437.9	$41.7	10%

Gross profit as a % of revenue
Customer pay	56.2%	56.3%	(10)	bps
Warranty	62.7%	60.4%	230	bps
Wholesale parts	17.3%	17.7%	(40)	bps
Internal, sublet and other	46.4%	47.6%	(116)	bps
Total gross profit as a % of revenue	51.0%	50.2%	80	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Fixed Operations revenue increased approximately $45.1 million, or 10%, and Fixed Operations gross profit increased approximately $27.1 million, or 12%. Customer pay gross profit increased approximately $10.2 million, or 9%, warranty gross profit increased approximately $13.1 million, or 34%, wholesale parts gross profit decreased approximately $0.7 million, or 8%, and internal, sublet and other gross profit increased approximately $4.5 million, or 8%. Our Fixed Operations business has benefited from a higher level of vehicle recalls and warranty repairs, as well as additional technician headcount that has driven an increase in customer pay service capacity.
Same Store Franchised Dealerships Segment Fixed Operations – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Fixed Operations revenue increased approximately $67.8 million, or 8%, and Fixed Operations gross profit increased approximately $41.7 million, or 10%. Customer pay gross profit increased approximately $11.9 million, or 5%, warranty gross profit increased approximately $27.7 million, or 36%, wholesale parts gross profit decreased approximately $1.7 million, or 10%, and internal, sublet and other gross profit increased approximately $3.8 million, or 3%. Our Fixed Operations business has benefited from a higher level of vehicle recalls and warranty repairs, as well as additional technician headcount that has driven an increase in customer pay service capacity.
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$142.5	$123.9	$18.6	15%
Acquisitions, open points, dispositions and holding company	1.8	0.3	1.5	NM
Total as reported	$144.3	$124.2	$20.1	16%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,718	$2,383	$335	14%
Reported	$2,721	$2,380	$341	14%

Total combined retail new and used vehicle unit sales:
Same store	52,451	51,977	474	1%
Acquisitions, open points, dispositions and holding company	586	203	383	NM
Total as reported	53,037	52,180	857	2%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$271.5	$243.1	$28.4	12%
Acquisitions, open points, dispositions and holding company	3.4	0.7	2.7	NM
Total as reported	$274.9	$243.8	$31.1	13%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,580	$2,367	$213	9%
Reported	$2,580	$2,364	$216	9%

Total combined retail new and used vehicle unit sales:
Same store	105,262	102,669	2,593	3%
Acquisitions, open points, dispositions and holding company	1,298	474	824	NM
Total as reported	106,560	103,143	3,417	3%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$144.3	$124.2	$20.1	16%
Total combined retail new and used vehicle unit sales	53,037	52,180	857	2%
Gross profit per retail unit (excludes fleet)	$2,721	$2,380	$341	14%

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$274.9	$243.8	$31.1	13%
Total combined retail new and used vehicle unit sales	106,560	103,143	3,417	3%
Gross profit per retail unit (excludes fleet)	$2,580	$2,364	$216	9%
Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$142.5	$123.9	$18.6	15%
Total combined retail new and used vehicle unit sales	52,451	51,977	474	1%
Gross profit per retail unit (excludes fleet)	$2,718	$2,383	$335	14%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$271.5	$243.1	$28.4	12%
Total combined retail new and used vehicle unit sales	105,262	102,669	2,593	3%
Gross profit per retail unit (excludes fleet)	$2,580	$2,367	$213	9%
Same Store Franchised Dealerships Segment F&I – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
F&I revenue increased approximately $18.6 million, or 15%, due primarily to a 14% increase in F&I gross profit per retail unit and a 1% increase in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $335 per unit, or 14%, to $2,718 per unit, due primarily to higher gross profit per finance contract and service contract, an increase in other aftermarket contract penetration rates, and changes to our F&I product cost structure.
Finance contract revenue for combined retail new and used vehicles increase 9%, due primarily to a 7% increase in gross profit per finance contract and a 1% increase in finance contract volume. Service contract revenue for combined retail new and used vehicles increased 11%, due primarily to a 5% increase in gross profit per service contract and a 5% increase in service contract volume. Other aftermarket contract revenue for combined retail new and used vehicles increased 2%, primarily to a 3% increase in total contracts, and a 250-basis point increase in the other aftermarket contract penetration rate, offset by a 1% decrease in gross profit per other aftermarket contract.
Same Store Franchised Dealerships Segment F&I – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
F&I revenue increased approximately $28.4 million, or 12%, due primarily to a 9% increase in F&I gross profit per retail unit and a 3% increase in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $213 per unit, or 9%, to $2,580 per unit, due primarily to higher gross profit per finance contract and service contract, an increase in other aftermarket contract penetration rates, and changes to our F&I product cost structure.
Finance contract revenue for combined retail new and used vehicles increased 9%, due primarily to a 6% increase in gross profit per finance contract and a 2% increase in finance contract volume. Service contract revenue for combined retail new and used vehicles increased 10%, due primarily to a 4% increase in service contract volume and a 6% increase in gross profit per service contract. Other aftermarket contract revenue for combined retail new and used vehicles increased 4%, due primarily to a 1% increase in gross profit per other aftermarket contract, a 4% increase in total contracts, and a 140-basis point increase in the other aftermarket contract penetration rate.

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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$427.5	$448.9	$(21.4)	(5)%
Closed stores	(0.1)	—	(0.1)	NM
Total as reported	$427.4	$448.9	$(21.5)	(5)%

Total retail used vehicle gross profit (loss):
Same market	$6.1	$4.8	$1.3	27%
Closed stores	0.8	(0.1)	0.9	NM
Total as reported	$6.9	$4.7	$2.2	47%

Total retail used vehicle unit sales:
Same market	16,742	16,641	101	1%
Closed stores	—	—	—	NM
Total as reported	16,742	16,641	101	1%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$901.2	$922.1	$(20.9)	(2)%
Closed stores	(0.1)	9.6	(9.7)	NM
Total as reported	$901.1	$931.7	$(30.6)	(3)%

Total retail used vehicle gross profit (loss):
Same market	$10.4	$10.4	$—	—%
Closed stores	1.9	(0.4)	2.3	NM
Total as reported	$12.3	$10.0	$2.3	23%

Total retail used vehicle unit sales:
Same market	35,540	34,259	1,281	4%
Closed stores	—	363	(363)	NM
Total as reported	35,540	34,622	918	3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$56.1	$47.3	$8.8	19%
Closed stores	(0.3)	(0.8)	0.5	NM
Total as reported	$55.8	$46.5	$9.3	20%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$115.2	$94.8	$20.4	22%
Closed stores	(0.7)	(0.5)	(0.2)	NM
Total as reported	$114.5	$94.3	$20.2	21%
NM = Not Meaningful
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$427.4	$448.9	$(21.5)	(5)%
Retail used vehicle gross profit (loss)	$6.9	$4.7	$2.2	47%
Retail used vehicle unit sales	16,742	16,641	101	1%
Retail used vehicle revenue per unit	$25,530	$26,973	$(1,443)	(5)%
F&I revenue	$55.8	$46.5	$9.3	20%
Combined retail used vehicle gross profit and F&I revenue	$62.7	$51.2	$11.5	22%
Combined retail used vehicle and F&I gross profit per unit	$3,747	$3,078	$669	22%

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$901.1	$931.7	$(30.6)	(3)%
Retail used vehicle gross profit (loss)	$12.3	$10.0	$2.3	23%
Retail used vehicle unit sales	35,540	34,622	918	3%
Retail used vehicle revenue per unit	$25,355	$26,912	$(1,557)	(6)%
F&I revenue	$114.5	$94.3	$20.2	21%
Combined retail used vehicle gross profit and F&I revenue	$126.8	$104.3	$22.5	22%
Combined retail used vehicle and F&I gross profit per unit	$3,569	$3,014	$555	18%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$427.5	$448.9	$(21.4)	(5)%
Retail used vehicle gross profit (loss)	$6.1	$4.8	$1.3	27%
Retail used vehicle unit sales	16,742	16,641	101	1%
Retail used vehicle revenue per unit	$25,532	$26,973	$(1,441)	(5)%
F&I revenue	$56.1	$47.3	$8.8	19%
Combined retail used vehicle gross profit and F&I revenue	$62.2	$52.1	$10.1	19%
Combined retail used vehicle and F&I gross profit per unit	$3,717	$3,127	$590	19%

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$901.2	$922.1	$(20.9)	(2)%
Retail used vehicle gross profit (loss)	$10.4	$10.4	$—	—%
Retail used vehicle unit sales	35,540	34,259	1,281	4%
Retail used vehicle revenue per unit	$25,356	$26,914	$(1,558)	(6)%
F&I revenue	$115.2	$94.8	$20.4	22%
Combined retail used vehicle gross profit and F&I revenue	$125.6	$105.2	$20.4	19%
Combined retail used vehicle and F&I gross profit per unit	$3,535	$3,071	$464	15%
Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Retail used vehicle revenue decreased approximately $21.4 million, due primarily to a 5% decrease in retail used vehicle revenue per unit, offset partially by a 1% increase in retail used vehicle unit sales volume. Combined retail used vehicle gross profit and F&I revenue increased approximately $10.1 million, or 19%, due primarily to an $8.8 million, or 19%, increase in F&I revenue and a $590, or a 19% per unit increase in combined retail used vehicle and F&I gross profit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, changes to our F&I product cost structure, an improvement in inventory acquisition costs as a result of sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.
Same Market EchoPark Segment Retail Used Vehicles and F&I – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Retail used vehicle revenue decreased approximately $20.9 million, or 2%, due primarily to a 6% decrease in retail used vehicle revenue per unit, offset partially by a 4% increase in retail used vehicle unit sales volume. Combined retail used vehicle gross profit and F&I revenue increased approximately $20.4 million, or 19%, due primarily to a $20.4 million, or 22%, increase in F&I revenue and a $464, or 15% per unit increase in combined retail used vehicle and F&I gross profit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, changes to our F&I product cost structure, an improvement in inventory acquisition costs as a result of paying lower wholesale auction prices, sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$25.4	$21.9	$3.5	16%
Closed stores	—	—	—	NM
Total as reported	$25.4	$21.9	$3.5	16%

Total wholesale vehicle gross profit (loss):
Same market	$(0.6)	$(0.2)	$(0.4)	(200)%
Closed stores	—	0.1	(0.1)	NM
Total as reported	$(0.6)	$(0.1)	$(0.5)	(500)%

Total wholesale vehicle unit sales:
Same market	3,097	2,593	504	19%
Closed stores	—	—	—	NM
Total as reported	3,097	2,593	504	19%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$52.8	$47.4	$5.4	11%
Closed stores	—	3.3	(3.3)	NM
Total as reported	$52.8	$50.7	$2.1	4%

Total wholesale vehicle gross profit (loss):
Same market	$(0.8)	$—	$(0.8)	(100)%
Closed stores	—	(0.6)	0.6	NM
Total as reported	$(0.8)	$(0.6)	$(0.2)	(33)%

Total wholesale vehicle unit sales:
Same market	6,247	5,378	869	16%
Closed stores	—	209	(209)	NM
Total as reported	6,247	5,587	660	12%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$25.4	$21.9	$3.5	16%
Gross profit (loss)	$(0.6)	$(0.1)	$(0.5)	(500)%
Unit sales	3,097	2,593	504	19%
Revenue per unit	$8,212	$8,454	$(242)	(3)%
Gross profit (loss) per unit	$(211)	$(44)	$(167)	NM
Gross profit (loss) as a % of revenue	(2.6)%	(0.5)%	(210)	bps
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$52.8	$50.7	$2.1	4%
Gross profit (loss)	$(0.8)	$(0.6)	$(0.2)	(33)%
Unit sales	6,247	5,587	660	12%
Revenue per unit	$8,447	$9,057	$(610)	(7)%
Gross profit (loss) per unit	$(138)	$(110)	$(28)	(25)%
Gross profit (loss) as a % of revenue	(1.6)%	(1.2)%	(40)	bps
NM = Not Meaningful
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$25.4	$21.9	$3.5	16%
Gross profit (loss)	$(0.6)	$(0.2)	$(0.4)	(200)%
Unit sales	3,097	2,593	504	19%
Revenue per unit	$8,212	$8,454	$(242)	(3)%
Gross profit (loss) per unit	$(211)	$(34)	$(177)	(521)%
Gross profit (loss) as a % of revenue	(2.6)%	(0.4)%	(220)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$52.8	$47.4	$5.4	11%
Gross profit (loss)	$(0.8)	$—	$(0.8)	(100)%
Unit sales	6,247	5,378	869	16%
Revenue per unit	$8,447	$8,817	$(370)	(4)%
Gross profit (loss) per unit	$(138)	$(5)	$(133)	NM
Gross profit (loss) as a % of revenue	(1.6)%	(0.1)%	(150)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Same market wholesale vehicle revenue increased approximately $3.5 million, or 16%, due primarily to a 19% increase in wholesale vehicle unit sales volume, offset partially by a 3% decrease in wholesale vehicle revenue per unit. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Same market wholesale vehicle revenue increased approximately $5.4 million, or 11%, due primarily to a 16% increase in wholesale vehicle unit sales volume, offset partially by a 4% decrease in wholesale vehicle revenue per unit. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

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
New Vehicles – Powersports Segment

The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$23.5	$20.8	$2.7	13%
Acquisitions and closed stores	3.4	0.9	2.5	NM
Total as reported	$26.9	$21.7	$5.2	24%

Total retail new vehicle gross profit:
Same store	$3.4	$2.9	$0.5	17%
Acquisitions and closed stores	0.5	—	0.5	NM
Total as reported	$3.9	$2.9	$1.0	34%

Total retail new vehicle unit sales:
Same store	1,237	1,159	78	7%
Acquisitions and closed stores	157	34	123	NM
Total as reported	1,394	1,193	201	17%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$39.8	$36.0	$3.8	11%
Acquisitions	6.5	1.5	5.0	NM
Total as reported	$46.3	$37.5	$8.8	23%

Total retail new vehicle gross profit:
Same store	$5.6	$5.1	$0.5	10%
Acquisitions	1.0	0.1	0.9	NM
Total as reported	$6.6	$5.2	$1.4	27%

Total retail new vehicle unit sales:
Same store	2,087	1,975	112	6%
Acquisitions	300	63	237	NM
Total as reported	2,387	2,038	349	17%

Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$26.9	$21.7	$5.2	24%
Gross profit	$3.9	$2.9	$1.0	34%
Unit sales	1,394	1,193	201	17%
Revenue per unit	$19,310	$18,164	$1,146	6%
Gross profit per unit	$2,828	$2,466	$362	15%
Gross profit as a % of revenue	14.6%	13.6%	100	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$46.3	$37.5	$8.8	23%
Gross profit	$6.6	$5.2	$1.4	27%
Unit sales	2,387	2,038	349	17%
Revenue per unit	$19,398	$18,420	$978	5%
Gross profit per unit	$2,767	$2,553	$214	8%
Gross profit as a % of revenue	14.3%	13.9%	40	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store retail new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$23.5	$20.8	$2.7	13%
Gross profit	$3.4	$2.9	$0.5	19%
Unit sales	1,237	1,159	78	7%
Revenue per unit	$18,970	$17,950	$1,020	6%
Gross profit per unit	$2,771	$2,489	$282	11%
Gross profit as a % of revenue	14.6%	13.9%	70	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$39.8	$36.0	$3.8	11%
Gross profit	$5.6	$5.1	$0.5	11%
Unit sales	2,087	1,975	112	6%
Revenue per unit	$19,092	$18,205	$887	5%
Gross profit per unit	$2,696	$2,564	$132	5%
Gross profit as a % of revenue	14.1%	14.1%	—	bps

Same Store Powersports Segment Retail New Vehicles – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Retail new vehicle revenue increased 13%, due primarily to a 6% increase in retail new vehicle average selling prices, along with a 7% increase in retail new vehicle unit sales volume. Retail new vehicle gross profit increased 19%, as a result of higher retail new vehicle gross profit per unit and higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $282 per unit, or 11%, to $2,771 per unit.
Same Store Powersports Segment Retail New Vehicles – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Retail new vehicle revenue increased 11%, due primarily to a 5% increase in retail new vehicle average selling prices, along with a 6% increase in retail new vehicle unit sales volume. Retail new vehicle gross profit increased approximately $0.5 million, or 11%, as a result of higher retail new vehicle gross profit per unit and higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $132 per unit, or 5%, to $2,696 per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$7.2	$5.0	$2.2	44%
Acquisitions and closed stores	1.1	0.3	0.8	NM
Total as reported	$8.3	$5.3	$3.0	57%

Retail used vehicle gross profit:
Same store	$1.5	$1.2	$0.3	25%
Acquisitions and closed stores	0.1	0.1	—	NM
Total as reported	$1.6	$1.3	$0.3	23%

Retail used vehicle unit sales:
Same store	725	495	230	46%
Acquisitions and closed stores	92	27	65	NM
Total as reported	817	522	295	57%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$11.6	$8.0	$3.6	45%
Acquisitions	2.4	0.7	1.7	NM
Total as reported	$14.0	$8.7	$5.3	61%

Retail used vehicle gross profit:
Same store	$2.3	$2.0	$0.3	15%
Acquisitions	0.4	0.2	0.2	NM
Total as reported	$2.7	$2.2	$0.5	23%

Retail used vehicle unit sales:
Same store	1,191	869	322	37%
Acquisitions	204	62	142	NM
Total as reported	1,395	931	464	50%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$8.3	$5.3	$3.0	57%
Gross profit	$1.6	$1.3	$0.3	30%
Unit sales	817	522	295	57%
Revenue per unit	$10,183	$10,132	$51	1%
Gross profit per unit	$2,014	$2,423	$(409)	(17)%
Gross profit as a % of revenue	19.8%	23.9%	(410)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$14.0	$8.7	$5.3	62%
Gross profit	$2.7	$2.2	$0.5	25%
Unit sales	1,395	931	464	50%
Revenue per unit	$10,038	$9,300	$738	8%
Gross profit per unit	$1,935	$2,318	$(383)	(17)%
Gross profit as a % of revenue	19.3%	24.9%	(560)	bps
Our Powersports Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$7.2	$5.0	$2.2	43%
Gross profit	$1.5	$1.2	$0.3	22%
Unit sales	725	495	230	46%
Revenue per unit	$9,883	$10,117	$(234)	(2)%
Gross profit per unit	$2,043	$2,458	$(415)	(17)%
Gross profit as a % of revenue	20.7%	24.3%	(360)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$11.6	$8.0	$3.6	44%
Gross profit	$2.3	$2.0	$0.3	14%
Unit sales	1,191	869	322	37%
Revenue per unit	$9,723	$9,239	$484	5%
Gross profit per unit	$1,940	$2,327	$(387)	(17)%
Gross profit as a % of revenue	20.0%	25.2%	(520)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Powersports Segment Retail Used Vehicles – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Retail used vehicle revenue increased 43%, due primarily to a 46% increase in retail used vehicle unit sales volume, offset by a 2% decrease in retail used vehicle average selling prices. Retail used vehicle gross profit increased 22% as a result of higher retail used vehicle unit sales volume, partially offset by a decrease in gross profit per unit. Retail used vehicle gross profit per unit decreased $415 per unit, or 17%, to $2,043 per unit.
Same Store Powersports Segment Retail Used Vehicles – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Retail used vehicle revenue increased 44%, due primarily to a 37% increase in retail used vehicle unit sales volume and a 5% increase in retail used vehicle average selling prices. Retail used vehicle gross profit increased approximately $0.3 million, or 14%, as a result of higher retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $387 per unit, or 17%, to $1,940 per unit.
Wholesale Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$0.1	$0.8	$(0.7)	(88)%
Acquisitions and closed stores	0.2	0.1	0.1	NM
Total as reported	$0.3	$0.9	$(0.6)	(67)%

Total wholesale vehicle gross profit (loss):
Same store	$—	$—	$—	—%
Acquisitions and closed stores	—	(0.1)	0.1	NM
Total as reported	$—	$(0.1)	$0.1	100%

Total wholesale vehicle unit sales:
Same store	55	18	37	206%
Acquisitions and closed stores	3	—	3	NM
Total as reported	58	18	40	222%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$1.1	$0.9	$0.2	22%
Acquisitions and closed stores	—	0.2	(0.2)	(100.0)%
Total as reported	$1.1	$1.1	$—	—%

Total wholesale vehicle gross profit (loss):
Same store	$—	$(0.1)	$0.1	100%
Acquisitions and closed stores	—	—	—	—%
Total as reported	$—	$(0.1)	$0.1	100%

Total wholesale vehicle unit sales:
Same store	115	31	84	271%
Acquisitions and closed stores	3	—	3	NM
Total as reported	118	31	87	281%
NM = Not Meaningful
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$0.3	$0.9	$(0.6)	(67)%
Gross profit (loss)	$—	$(0.1)	$0.1	100%
Unit sales	58	18	40	222%
Revenue per unit	$4,078	$52,531	$(48,453)	(92)%
Gross profit (loss) per unit	$(457)	$(2,976)	$2,519	85%
Gross profit (loss) as a % of revenue	(11.2)%	(5.7)%	(550)	bps

	Six months ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$1.1	$1.1	$—	—%
Gross profit (loss)	$—	$(0.1)	$0.1	100%
Unit sales	118	31	87	281%
Revenue per unit	$8,799	$37,802	$(29,003)	(77)%
Gross profit (loss) per unit	$(685)	$(2,901)	$2,216	76%
Gross profit (loss) as a % of revenue	(7.8)%	(7.7)%	(10)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$0.1	$0.8	$(0.7)	(88)%
Gross profit (loss)	$—	$—	$—	—%
Unit sales	55	18	37	206%
Revenue per unit	$4,177	$40,411	$(36,234)	(90)%
Gross profit (loss) per unit	$(172)	$(2,889)	$2,717	94%
Gross profit (loss) as a % of revenue	(4.1)%	(7.2)%	310	bps

	Six months ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$1.1	$0.9	$0.2	22%
Gross profit (loss)	$—	$(0.1)	$0.1	100%
Unit sales	115	31	84	271%
Revenue per unit	$8,970	$30,555	$(21,585)	(71)%
Gross profit (loss) per unit	$(554)	$(2,994)	$2,440	81%
Gross profit (loss) as a % of revenue	(6.2)%	(9.8)%	360	bps
Same Store Powersports Segment Wholesale Vehicles – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Same store wholesale vehicle revenue decreased approximately $0.7 million, due to a 90% decrease in wholesale vehicle revenue per unit. Same store wholesale vehicle gross loss remained flat.
Same Store Powersports Segment Wholesale Vehicles – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Same store wholesale vehicle revenue increased approximately $0.2 million, due to higher wholesale vehicle unit sales volume. Same store wholesale vehicle gross profit loss improved by approximately $0.1 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$9.5	$9.3	$0.2	2%
Acquisitions and closed stores	1.1	0.4	0.7	NM
Total as reported	$10.6	$9.7	$0.9	9%

Total Fixed Operations gross profit:
Same store	$4.6	$4.4	$0.2	5%
Acquisitions and closed stores	0.4	0.2	0.2	NM
Total as reported	$5.0	$4.6	$0.4	9%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$15.2	$15.6	$(0.4)	(3)%
Acquisitions and closed stores	2.4	0.9	1.5	167%
Total as reported	$17.6	$16.5	$1.1	7%

Total Fixed Operations gross profit:
Same store	$7.4	$7.4	$—	—%
Acquisitions and closed stores	1.0	0.3	0.7	233%
Total as reported	$8.4	$7.7	$0.7	9%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$2.2	$1.7	$0.5	29%
Warranty	1.5	1.2	0.3	25%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	6.8	6.6	0.2	3%
Total revenue	$10.6	$9.7	$0.9	9%

Gross profit
Customer pay	$0.8	$0.2	$0.6	300%
Warranty	1.0	1.1	(0.1)	(9)%
Wholesale parts	—	0.1	(0.1)	(80)%
Internal, sublet and other	3.2	3.2	—	(1)%
Total gross profit	$5.0	$4.6	$0.4	9%

Gross profit as a % of revenue
Customer pay	35.2%	11.1%	2,410	bps
Warranty	66.2%	85.6%	(1,940)	bps
Wholesale parts	18.7%	24.5%	(580)	bps
Internal, sublet and other	46.8%	50.2%	(344)	bps
Total gross profit as a % of revenue	47.1%	47.4%	(30)	bps

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$3.8	$3.5	$0.3	9%
Warranty	2.7	1.7	1.0	59%
Wholesale parts	0.3	0.4	(0.1)	(25)%
Internal, sublet and other	10.8	10.9	(0.1)	(1)%
Total revenue	$17.6	$16.5	$1.1	7%

Gross profit
Customer pay	$1.4	$1.0	$0.4	40%
Warranty	1.8	1.4	0.4	29%
Wholesale parts	0.1	0.1	—	—%
Internal, sublet and other	5.1	5.2	(0.1)	(2)%
Total gross profit	$8.4	$7.7	$0.7	9%

Gross profit as a % of revenue
Customer pay	36.0%	28.2%	780	bps
Warranty	66.3%	81.7%	(1,540)	bps
Wholesale parts	23.3%	25.0%	(170)	bps
Internal, sublet and other	47.2%	48.6%	(138)	bps
Total gross profit as a % of revenue	47.7%	47.0%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Three months ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$1.9	$1.5	$0.4	27%
Warranty	1.3	1.2	0.1	8%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	6.2	6.4	(0.2)	(3)%
Total revenue	$9.5	$9.3	$0.2	2%

Gross profit
Customer pay	$0.8	$0.1	$0.7	700%
Warranty	0.9	1.1	(0.2)	(18)%
Wholesale parts	—	0.1	(0.1)	(80)%
Internal, sublet and other	2.9	3.1	(0.2)	(7)%
Total gross profit	$4.6	$4.4	$0.2	5%

Gross profit as a % of revenue
Customer pay	40.4%	8.3%	3,210	bps
Warranty	68.6%	85.7%	(1,710)	bps
Wholesale parts	18.5%	26.6%	(810)	bps
Internal, sublet and other	46.5%	48.4%	(199)	bps
Total gross profit as a % of revenue	48.3%	47.6%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$3.0	$3.2	$(0.2)	(6)%
Warranty	2.2	1.6	0.6	38%
Wholesale parts	0.2	0.4	(0.2)	(50)%
Internal, sublet and other	9.8	10.4	(0.6)	(6)%
Total revenue	$15.2	$15.6	$(0.4)	(3)%

Gross profit
Customer pay	$1.2	$0.9	$0.3	33%
Warranty	1.5	1.4	0.1	7%
Wholesale parts	—	0.1	(0.1)	(60)%
Internal, sublet and other	4.7	5.0	(0.3)	(7)%
Total gross profit	$7.4	$7.4	$—	—%

Gross profit as a % of revenue
Customer pay	38.1%	27.2%	1,090	bps
Warranty	69.6%	82.2%	(1,260)	bps
Wholesale parts	20.6%	26.9%	(630)	bps
Internal, sublet and other	47.6%	48.1%	(53)	bps
Total gross profit as a % of revenue	48.9%	47.3%	160	bps
Same Store Powersports Segment Fixed Operations – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Same store Fixed Operations revenue increased approximately $0.2 million, or 2%, and same store Fixed Operations gross profit increased approximately $0.2 million, or 5%. Customer pay revenue increased approximately $0.4 million, or 27%, and customer pay gross profit increased approximately $0.7 million, or 700%. Warranty revenue increased approximately $0.1 million, or 8%, and warranty gross profit decreased approximately $0.2 million, or 18%. Wholesale parts revenue decreased approximately $0.1 million, or 50%, and wholesale parts gross profit decreased approximately $0.1 million, or 80%. Internal, sublet and other revenue decreased approximately $0.2 million, or 3%, and internal, sublet and other gross profit decreased approximately $0.2 million, or 7%.
Same Store Powersports Segment Fixed Operations – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Same Store Fixed Operations revenue decreased approximately $0.4 million, or 3%, and same store Fixed Operations gross profit was flat. Customer pay revenue decreased approximately $0.2 million or 6%, and customer pay gross profit increased approximately $0.3 million, or 33%. Warranty revenue increased approximately $0.6 million, or 38%, and warranty gross profit increased approximately $0.1 million, or 7%. Wholesale parts revenue decreased approximately $0.2 million, or 50%, and wholesale parts gross profit decreased approximately $0.1 million, or 60%. Internal, sublet and other revenue decreased approximately $0.6 million, or 6%, and internal, sublet and other gross profit decreased approximately $0.3 million, or 7%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$1.9	$1.8	$0.1	6%
Acquisitions and closed stores	0.1	0.2	(0.1)	NM
Total as reported	$2.0	$2.0	$—	—%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$948	$1,095	$(147)	(13)%
Reported	$889	$1,153	$(264)	(23)%

Total combined retail new and used vehicle unit sales:
Same store	1,962	1,654	308	19%
Acquisitions and closed stores	249	61	188	NM
Total as reported	2,211	1,715	496	29%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$3.2	$3.2	$—	—%
Acquisitions and closed stores	0.2	0.3	(0.1)	NM
Total as reported	$3.4	$3.5	$(0.1)	(2.9)%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$984	$1,125	$(141)	(13)%
Reported	$912	$1,172	$(260)	(22)%

Total combined retail new and used vehicle unit sales:
Same store	3,278	2,844	434	15%
Acquisitions and closed stores	504	125	379	NM
Total as reported	3,782	2,969	813	27%
NM = Not Meaningful

Our Powersports Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$2.0	$2.0	$—	—%
Total combined retail new and used vehicle unit sales	2,211	1,715	496	29%
Gross profit per retail unit (excludes fleet)	$889	$1,153	$(264)	(23)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$3.4	$3.5	$(0.1)	(1)%
Total combined retail new and used vehicle unit sales	3,782	2,969	813	27%
Gross profit per retail unit (excludes fleet)	$912	$1,172	$(260)	(22)%
Our Powersports Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$1.9	$1.8	$0.1	3%
Total combined retail new and used vehicle unit sales	1,962	1,654	308	19%
Gross profit per retail unit (excludes fleet)	$948	$1,095	$(147)	(13)%

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$3.2	$3.2	$—	—%
Total combined retail new and used vehicle unit sales	3,278	2,844	434	15%
Gross profit per retail unit (excludes fleet)	$984	$1,125	$(141)	(13)%
Same Store Powersports Segment F&I – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Same store F&I revenue increased approximately $0.1 million, or 3%, due primarily to a 19% increase in retail new and used vehicle unit sales volume. F&I gross profit per retail unit decreased $147 per unit, or 13%, to $948 per unit, due primarily to a decrease in gross profit per finance and service contracts.
Same store finance contract revenue increased 7%, due primarily to a 20% increase in combined new and used vehicle finance contract volume, offset partially by a 11% decrease in gross profit per finance contract. Service contract revenue decreased 6%, due primarily to a 17% decrease in gross profit per service contract, offset partially by a 14% increase in retail new and used vehicle service contract unit sales volume. Other aftermarket contract revenue increased 19%, due primarily to a 17% increase in other aftermarket contract volume, a 2% increase in gross profit per other aftermarket contract, offset partially by a 50-basis point decrease in the other aftermarket contract penetration rate.
Same Store Powersports Segment F&I – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Same store F&I revenue was flat, due primarily to a 15% increase in retail new and used vehicle unit sales volume, partially offset by a 13% decrease in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $141 per unit, or 13%, to $984 per unit, due primarily to a decrease in gross profit per finance, service and other aftermarket contracts.
Same store finance contract revenue decreased 4%, due primarily to a 22% decrease in gross profit per finance contract, offset partially by a 23% increase in combined new and used vehicle finance contract volume. Service contract revenue decreased 5%, due primarily to a 17% decrease in gross profit per service contract, offset partially by a 14% increase in retail new and used vehicle service contract unit sales volume. Other aftermarket contract revenue increased 19%, driven primarily by a 340-basis point increase in the other aftermarket contract penetration rate and a 25% increase in other aftermarket contract volume, offset partially by a 5% decrease in gross profit per other aftermarket contract.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,639.1	$1,530.9	$108.2	7%
Fleet new vehicles	29.5	26.2	3.3	13%
Total new vehicles	1,668.6	1,557.1	111.5	7%
Used vehicles	744.9	732.1	12.8	2%
Wholesale vehicles	57.8	48.4	9.4	19%
Parts, service and collision repair	484.9	434.4	50.5	12%
Finance, insurance and other, net	144.3	124.2	20.1	16%
Franchised Dealerships Segment revenues	$3,100.5	$2,896.2	$204.3	7%

EchoPark Segment revenues:
Retail new vehicles	$—	$—	$—	—%
Used vehicles	427.4	448.9	(21.5)	(5)%
Wholesale vehicles	25.4	21.9	3.5	16%
Finance, insurance and other, net	55.8	46.5	9.3	20%
EchoPark Segment revenues	$508.6	$517.3	$(8.7)	(2)%

Powersports Segment revenues:
Retail new vehicles	$26.9	$21.7	$5.2	24%
Used vehicles	8.3	5.3	3.0	57%
Wholesale vehicles	0.3	0.9	(0.6)	(67)%
Parts, service and collision repair	10.6	9.7	0.9	9%
Finance, insurance and other, net	2.0	2.0	—	—%
Powersports Segment revenues	$48.1	$39.6	$8.5	21%

Total consolidated revenues	$3,657.2	$3,453.0	$204.2	6%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$91.6	$52.7	$38.9	74%
EchoPark Segment (3)	11.7	3.9	7.8	200%
Powersports Segment (4)	—	0.5	(0.5)	(100)%
Total segment income	$103.3	$57.1	$46.2	81%
Impairment charges (5)	(172.4)	(1.4)	(171.0)	(12214)%
Income before taxes	$(69.1)	$55.7	$(124.8)	(224)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	53,037	52,180	857	2%
EchoPark Segment	16,742	16,641	101	1%
Powersports Segment	2,211	1,715	496	29%
Total retail new and used vehicle unit sales volume	71,990	70,536	1,454	2%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended June 30, 2025, amount includes approximately $2.4 million of pre-tax loss related to the termination of a franchise, approximately $4.1 million of pre-tax charges related to storm damage, approximately $165.9 million of non-cash pre-tax franchise asset impairment charges and $10.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024. For the three months ended June 30, 2024, amount includes approximately $11.2 million of pre-tax charges related to excess compensation related to the CDK outage and approximately $3.6 million of pre-tax charges related to and storm damage.
(3)For the three months ended June 30, 2025, amount includes approximately $0.8 million of pre-tax gain on sale of real estate. For the three months ended June 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $1.4 million of non-cash pre-tax impairment charges related to property and equipment, approximately $0.7 million of pre-tax charges for long-term compensation expense, approximately $0.6 million pre-tax gain on acquisitions and dispositions and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage.
(4)For the three months ended June 30, 2025, amount includes approximately $6.5 million of non-cash pre-tax franchise asset impairment charges.
(5)For the three months ended June 30, 2025, amount includes approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment and approximately $6.5 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment. For the three months ended June 30, 2024, amount includes approximately $1.4 million of non-cash pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$3,276.1	$2,970.8	$305.3	10%
Fleet new vehicles	51.5	45.8	5.7	12%
Total new vehicles	3,327.6	3,016.6	311.0	10%
Used vehicles	1,490.6	1,461.4	29.2	2%
Wholesale vehicles	112.2	96.9	15.3	16%
Parts, service and collision repair	952.4	874.3	78.1	9%
Finance, insurance and other, net	274.9	243.8	31.1	13%
Franchised Dealerships Segment revenues	$6,157.7	$5,693.0	$464.7	8%

EchoPark Segment revenues:
Used vehicles	$901.1	$931.7	$(30.6)	(3)%
Wholesale vehicles	52.8	50.7	2.1	4%
Finance, insurance and other, net	114.5	94.3	20.2	21%
EchoPark Segment revenues	$1,068.4	$1,076.7	$(8.3)	(1)%

Powersports Segment revenues:
Retail new vehicles	$46.3	$37.5	$8.8	24%
Used vehicles	14.0	8.7	5.3	61%
Wholesale vehicles	1.1	1.1	—	—%
Parts, service and collision repair	17.6	16.5	1.1	7%
Finance, insurance and other, net	3.4	3.5	(0.1)	(3)%
Powersports Segment revenues	$82.4	$67.3	$15.1	23%

Total consolidated revenues	$7,308.5	$6,837.0	$471.5	7%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$183.6	$116.4	$67.2	58%
EchoPark Segment (3)	22.0	0.9	21.1	NM
Powersports Segment (4)	(3.5)	(1.7)	(1.8)	(106)%
Total segment income	$202.1	$115.6	$86.5	75%
Impairment charges (5)	(173.8)	(2.4)	(171.4)	(7142)%
Income before taxes	$28.3	$113.2	$(84.9)	(75)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	106,560	103,143	3,417	3%
EchoPark Segment	35,540	34,622	918	3%
Powersports Segment	3,782	2,969	813	27%
Total retail new and used vehicle unit sales volume	145,882	140,734	5,148	4%
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the six months ended June 30, 2025, amount includes $40.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $5.0 million of pre-tax charges related to storm damage, approximately $165.9 million of non-cash pre-tax franchise asset impairment charges, and approximately $2.7 million of pre-tax charges related to dispositions. For the six months ended June 30, 2024, amount includes approximately $11.2 million of pre-tax charges related to excess compensation related to the CDK outage, approximately $3.6 million of pre-tax charges related to storm damage, approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of non-cash pre-tax impairment charges related to property and equipment. Due to rounding, segment level financial data may not sum to consolidated results.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3)For the six months ended June 30, 2025, amount includes approximately $1.0 million of pre-tax gain on sale of real estate and approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale. For the six months ended June 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.7 million of pre-tax charges for severance and long-term compensation expense, approximately $2.2 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $1.4 million of non-cash pre-tax impairment charges related to property and equipment, approximately $0.6 million of pre-tax gain on acquisitions and dispositions and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. Due to rounding, segment level financial data may not sum to consolidated results.
(4)For the six months ended June 30, 2025, amount includes approximately $0.9 million of pre-tax charges related to dispositions, approximately $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges, and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the six months ended June 30, 2025, amount includes approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment, $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges for the Powersports Segment, and approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment. For the six months ended June 30, 2024, amount includes approximately $1.4 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment and approximately $1.0 million of non-cash pre-tax impairment charges for the Franchised Dealerships Segment. Due to rounding, segment level financial data may not sum to consolidated results.

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
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$264.8	$250.9	$(13.9)	(6)%
Advertising	24.4	21.6	(2.8)	(13)%
Rent	9.9	7.7	(2.2)	(29)%
Other	113.5	112.8	(0.7)	(1)%
Total SG&A expenses	$412.6	$393.0	$(19.6)	(5)%

SG&A expenses as a % of gross profit:
Compensation	44.0%	46.5%	250	bps
Advertising	4.1%	4.0%	(10)	bps
Rent	1.6%	1.4%	(20)	bps
Other	18.8%	21.0%	220	bps
Total SG&A expenses as a % of gross profit	68.5%	72.9%	440	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$523.3	$498.1	$(25.2)	(5)%
Advertising	48.2	43.9	(4.3)	(10)%
Rent	20.1	17.1	(3.0)	(18)%
Other	201.3	226.2	24.9	11%
Total SG&A expenses	$792.9	$785.3	$(7.6)	(1)%

SG&A expenses as a % of gross profit:
Compensation	44.8%	46.3%	150	bps
Advertising	4.1%	4.1%	—	bps
Rent	1.7%	1.6%	(10)	bps
Other	17.2%	21.0%	380	bps
Total SG&A expenses as a % of gross profit	67.8%	73.0%	520	bps
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Overall SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher compensation expenses as a result of higher gross profit levels, partially offset by a $10.0 million benefit from cyber insurance proceeds recorded in other SG&A expenses. Compensation expense increased in dollar amount and decreased as a percentage of gross profit, due to higher overall gross profit and based on the variable nature of our sales associate pay plans. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships in Q4 2024. Other SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to storm damage charges and higher gross profit dollars, offset partially by a benefit from cyber insurance proceeds.
For the Franchised Dealerships Segment, SG&A expenses for the three months ended June 30, 2025 included approximately $4.1 million of pre-tax charges related to storm damage, and approximately $2.4 million of pre-tax charges related to dispositions, offset partially by a $10.0 million pre-tax benefit related to cyber insurance proceeds from the CDK outage. For the Franchised Dealerships Segment, SG&A expenses for the three months ended June 30, 2024 included approximately $9.2 million of pre-tax charges related to excess compensation as a result of the CDK outage and approximately $3.6 million of pre-tax charges related to storm damage. For the EchoPark Segment, SG&A expenses for the three months ended June 30, 2025 included approximately $0.8 million of pre-tax gain on sale of real estate. For the EchoPark Segment, SG&A expenses for the three months ended June 30, 2024 included approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $0.7 million of pre-tax charges for severance and long-term compensation expense, approximately $0.6 million of pre-tax gain on real estate dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Overall SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher compensation expense as a result of higher gross profit levels, partially offset by a $40.0 million benefit from cyber insurance proceeds recorded in other SG&A expenses. Compensation expense increased in dollar amount and decreased as a percentage of gross profit, based on the variable nature of our sales associate pay plans. Advertising expense increased in dollar amount and was flat as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships in Q4 2024. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to the benefit of cyber insurance proceeds.
For the Franchised Dealerships Segment, SG&A expenses for the six months ended June 30, 2025 included approximately $5.0 million of pre-tax charges related to storm damage, and approximately $2.7 million of pre-tax charges related to dispositions, offset partially by a $40.0 million pre-tax benefit related to cyber insurance proceeds from the CDK outage. For the Franchised Dealership Segment, SG&A expenses for the six months ended June 30, 2024, included approximately $9.2 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $3.6 million of pre-tax charges related to storm damage, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense. For the EchoPark Segment, SG&A expenses for the six months ended June 30, 2025 included approximately $1.0 million of pre-tax gain on sale of real estate. For the EchoPark Segment, SG&A expenses for the six months ended June 30, 2024 included approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.7 million of pre-tax charges for severance and long-term compensation expense, approximately $0.6 million of pre-tax gain on real estate dispositions, approximately $2.2 million of pre-tax charges related to closed store accrued expenses related to indefinite suspension of operations at certain EchoPark locations, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For the Powersports Segment, SG&A expenses for the six months ended June 30, 2025 included approximately $0.9 million of pre-tax charges related to dispositions.
Impairment Charges – Consolidated
Impairment charges were approximately $172.4 million and $173.8 million for the three and six months ended June 30, 2025, respectively. These charges primarily reflect the results of our annual franchise asset impairment test as of April 30, 2025, which required an impairment charge of $172.4 million. Impairment charges were approximately $1.4 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and were related to pre-tax property and equipment charges for the EchoPark and Franchised Dealerships Segments.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $3.5 million, or 9%, and $7.2 million, or 10%, during the three and six months ended June 30, 2025, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships.
Interest Expense, Floor Plan – Consolidated
We typically maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) that earns interest income based on the used floor plan interest rate, effectively reducing net used vehicle floor plan interest expense. The floor plan deposit balance was $100.0 million and $400.0 million as of June 30, 2025 and June 30, 2024, respectively, and was $340.0 million and $345.0 million as of December 31, 2024 and December 31, 2023, respectively. Our interest expense, floor plan fluctuates with changes in our outstanding borrowings and associated interest rates, which are variable based on one-month Term SOFR or the U.S. prime rate, plus credit spreads specified in the applicable agreements.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Interest expense, floor plan for new vehicles decreased $3.7 million. The average interest rate applied to the new vehicle floor plan decreased in the three months ended June 30, 2025, driving $3.5 million of the overall decrease. The average new vehicle floor plan notes payable balance decreased $17.2 million, driving $0.3 million of the overall decrease.
Interest expense, floor plan for used vehicles decreased $0.1 million, including the effect of interest income earned on the floor plan deposit balance, which offset $1.0 million of that decrease. Excluding that effect, interest expense, floor plan for used vehicles decreased $1.2 million. The average interest rate applied to the used vehicle floor plan decreased in the three months ended June 30, 2025, driving $0.7 million of that decrease. The average used vehicle floor plan notes payable balance decreased $24.9 million, driving $0.5 million of that decrease.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Interest expense, floor plan for new vehicles decreased $3.1 million. The average interest rate applied to the new vehicle floor plan decreased in the six months ended June 30, 2025, driving $6.9 million of the overall decrease. The average new vehicle floor plan notes payable balance increased $117.1 million, offsetting $3.8 million of the overall decrease.
Interest expense, floor plan for used vehicles decreased $1.0 million including the effect of interest income earned on the floor plan deposit balance, which offset $0.9 million of that decrease. Excluding that effect, interest expense, floor plan for used vehicles decreased $1.9 million. The average interest rate applied to the used vehicle floor plan decreased in the six months ended June 30, 2025, driving $1.7 million of that decrease. The average used vehicle floor plan notes payable balance decreased $3.7 million, driving $0.1 million of that decrease.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Stated/coupon interest	$20.3	$22.7	$2.4	11%
Deferred loan cost amortization	1.4	1.3	(0.1)	(8)%
Interest rate hedge expense (benefit)	—	0.1	0.1	100%
Capitalized interest	(0.6)	(0.8)	(0.2)	(25)%
Interest on finance lease liabilities	6.1	5.7	(0.4)	(7)%
Other interest	0.2	0.3	0.1	33%
Total interest expense, other, net	$27.4	$29.3	$1.9	6%

	Six Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Stated/coupon interest	$40.8	$45.2	$4.4	10%
Deferred loan cost amortization	2.8	2.9	0.1	3%
Interest rate hedge expense (benefit)	0.1	0.2	0.1	50%
Capitalized interest	(1.2)	(1.5)	(0.3)	(20)%
Interest on finance lease liabilities	12.1	11.0	(1.1)	(10)%
Other interest	0.4	0.5	0.1	20%
Total interest expense, other, net	$55.0	$58.3	$3.3	6%

Interest expense, other, net decreased approximately $1.9 million, or 6%, during the three months ended June 30, 2025. and decreased approximately $3.3 million, or 6%, during the six months ended June 30, 2025. These decreases primarily resulted from a comparatively lower interest rate environment in the current year.
Income Taxes
The overall effective income tax rate was 34.0% and 11.6% for the three and six months ended June 30, 2025, respectively, and 26.0% and 26.5% for the three and six months ended June 30, 2024, respectively. The effective income tax rates in the three and six months ended June 30, 2025 were impacted by the effect of the non-cash impairment charge related to indefinite lived franchise assets and the effect of certain permanent items on relatively low pre-tax income amounts. Absent the impairment charges, the effective income tax rate for the six months ended June 30, 2025 would have been 26.1%. Sonic’s effective income tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to service debt, meet lease obligations, manage working capital requirements, make facility and other capital improvements, pay dividends on our common stock, finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan facilities, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected by business performance and could result in failure to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of June 30, 2025, we had approximately $390.4 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$110.4	$44.0
Floor plan deposit balance	100.0	340.0
Availability under the Revolving Credit Facility	320.6	338.5
Availability under the Mortgage and Sidecar Facilities	244.1	139.1
Total available liquidity resources	$775.1	$861.6
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing net used vehicle floor plan interest expense. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to settle principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $100.0 million as of June 30, 2025 and $340.0 million as of December 31, 2024 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
Floor Plan Facilities
The weighted-average interest rates for our combined new and used vehicle floor plan facilities were 5.62% and 6.66% for the three months ended June 30, 2025 and 2024, respectively, and 5.66% and 6.69% for the six months ended June 30, 2025 and 2024, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rates for our combined new and used vehicle floor plan facilities were 5.69% and 6.73% for the three months ended June 30, 2025 and 2024, respectively, and 5.72% and 6.75% for the six months ended June 30, 2025 and 2024, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $15.9 million and $14.6 million in manufacturer assistance in the three months ended June 30, 2025 and 2024, respectively, and approximately $31.8 million and $29.0 million in manufacturer assistance in the six months ended June 30, 2025 and 2024, respectively. We recognized in cost of sales approximately $16.6 million and $15.5 million in manufacturer assistance in the three months ended June 30, 2025 and 2024, respectively, and $32.0 million and $30.4 million in manufacturer assistance in the six months ended June 30, 2025 and 2024, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the six months ended June 30, 2025 were approximately $79.1 million, including approximately $77.0 million related to our Franchised Dealerships Segment, approximately $0.5 million related to our EchoPark Segment and approximately $1.6 million related to our Powersports Segment. Of the total capital expenditures, approximately $44.8 million was related to facility construction projects, approximately $10.2 million was related to acquisitions of real estate (land and buildings) and approximately $24.1 million was for other fixed assets utilized in our operations.
All of the $79.1 million in gross capital expenditures in the six months ended June 30, 2025 was funded through existing cash balances. As of June 30, 2025, commitments for facility construction projects totaled approximately $38.3 million, nearly all of which is expected to be completed in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended June 30, 2025, we repurchased 0.1 million shares of our Class A Common Stock for approximately $8.8 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. During the six months ended June 30, 2025, we repurchased approximately 0.7 million shares of our Class A Common Stock for approximately $44.1 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of June 30, 2025, our total remaining share repurchase authorization was approximately $208.2 million. Under the Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2025, we had approximately $390.4 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended June 30, 2025, our Board of Directors approved a cash dividend of $0.35 per share on all outstanding shares of Class A and Class B Common Stock as of June 13, 2025, which was paid on July 15, 2025. Subsequent to June 30, 2025, our Board of Directors approved a $0.38 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2025 to be paid on October 15, 2025. The Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of June 30, 2025, we had approximately $390.4 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the six months ended June 30, 2025 was approximately $332.6 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables and trade accounts payable and other liabilities, offset by a decrease in notes payable – floorplan – trade. Net cash used in operating activities in the six months ended June 30, 2024 was approximately $66.3 million. This use of cash was comprised primarily of an increase in inventories and other assets, partially offset by net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities.
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
Net cash provided by combined trade and non-trade floor plan financing was approximately $296.2 million in the six months ended June 30, 2025. Net cash provided by combined trade and non-trade floor plan financing was approximately $198.5 million in the six months ended June 30, 2024. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $632.1 million and $120.0 million in the six months ended June 30, 2025 and 2024, respectively.
Cash Flows from Investing Activities – Net cash used in investing activities in the six months ended June 30, 2025 was approximately $421.9 million. This use of cash was comprised primarily of the purchase of businesses, net of cash acquired, and land, property and equipment. Net cash used in investing activities in the six months ended June 30, 2024 was approximately $61.8 million. This use of cash was comprised primarily of the purchase of land, property and equipment, partially offset by the proceeds from the sale of land, property and equipment and the proceeds from the sales of dealerships.

Cash Flows from Financing Activities – Net cash provided by financing activities in the six months ended June 30, 2025 was approximately $155.7 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade, partially offset by payments on long-term debt and purchases of treasury stock. Net cash provided by financing activities in the six months ended June 30, 2024 was approximately $166.4 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$(45.6)				$41.2
Provision for income taxes				(23.5)				14.5
Income (loss) before taxes	$(74.3)	$11.7	$(6.5)	$(69.1)	$52.7	$2.5	$0.5	$55.7
Non-floor plan interest (1)	24.7	0.4	0.7	25.8	26.5	0.7	0.8	28.0
Depreciation & amortization (2)	35.8	5.1	1.3	42.2	31.6	5.4	1.0	38.0
Stock-based compensation expense	5.7	—	—	5.7	5.9	—	—	5.9
Loss (gain) on exit of leased dealerships	—	—	—	—	—	(3.0)	—	(3.0)
Impairment charges	165.9	—	6.5	172.4	—	1.4	—	1.4
Loss on debt extinguishment	—	—	—	—	0.6	—	—	0.6
Severance and long-term compensation charges	—	—	—	—	—	0.8	—	0.8
Cyber insurance proceeds	(10.0)	—	—	(10.0)	—	—	—	—
Acquisition and disposition related (gain) loss	2.4	(0.8)	—	1.6	(0.3)	(1.0)	—	(1.3)
Storm damage charges	4.1	—	—	4.1	3.6	—	—	3.6
Excess compensation related to CDK outage	—	—	—	—	11.2	0.4	—	11.6
Adjusted EBITDA (3)	$154.3	$16.4	$2.0	$172.7	$131.8	$7.2	$2.3	$141.3
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$25.0				$83.2
Provision for income taxes				3.3				30.0
Income (loss) before taxes	$17.7	$21.8	$(11.1)	$28.3	$115.4	$(0.5)	$(1.7)	$113.2
Non-floor plan interest (1)	49.6	0.9	1.4	51.9	52.8	1.3	1.3	55.4
Depreciation & amortization (2)	70.8	10.3	2.5	83.6	63.1	10.8	2.0	75.9
Stock-based compensation expense	11.5	—	—	11.5	10.3	—	—	10.3
Loss (gain) on exit of leased dealerships	—	—	—	—	—	(3.0)	—	(3.0)
Impairment charges	165.9	0.2	7.6	173.8	1.0	1.4	—	2.4
Loss on debt extinguishment	—	—	—	—	0.6	—	—	0.6
Severance and long-term compensation charges	—	—	—	—	2.2	2.9	—	5.1
Cyber insurance proceeds	(40.0)	—	—	(40.0)	—	—	—	—
Acquisition and disposition related (gain) loss	2.7	(1.0)	0.9	2.6	(0.3)	(1.0)	—	(1.3)
Storm damage charges	5.0	—	—	5.0	3.6	—	—	3.6
Excess compensation related to CDK outage	—	—	—	—	11.2	0.4	—	11.6
Closed store accrued expenses	—	—	—	—	—	2.1	—	2.1
Adjusted EBITDA (3)	$283.2	$32.2	$1.3	$316.7	$259.9	$14.4	$1.6	$275.9
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
Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with availability under our Credit Facilities including the Floor Plan Facilities and Mortgage and Sidecar Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales, along with our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
We do not currently anticipate any materially negative changes to our cost of, or access to, capital over the next 12 months.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of June 30, 2025, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $3.0 million. Future sublease payments expected to be received related to these lease payments were approximately $2.9 million at June 30, 2025.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $1.5 million as of June 30, 2025 and $2.2 million as of December 31, 2024. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2025.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate debt, which includes our floor plan facilities, the Revolving Credit Facility, and the Mortgage and Sidecar Facilities, exposes us to risks caused by fluctuations in interest rates. The total net outstanding balance of our variable rate debt was $2.2 billion at June 30, 2025. Based on that amount, a 1.0% change in the underlying interest rates would affect interest expense by $11.3 million over a six month period. Of that amount, $9.5 million would result from the floor plan, net of offset.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A significant portion of our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the U.S. As a result, our operations are subject to risks of importing merchandise, including in the relative values of currencies, import duties or tariffs, exchange controls, trade restrictions, fluctuations in the relative values of currencies, work stoppages, supply chain disruptions or production delays, inflation, increases in interest rates, and general political and socioeconomic conditions in other countries. In addition, armed conflict and increased international political or economic instability, including the escalation of trade tensions, may cause disruptions to foreign and domestic supply chains and manufacturing operations—including as a result of economic sanctions imposed by the U.S. or result in price increases that adversely impact automotive manufacturers or our business. In 2025, the U.S. government announced the imposition of various tariffs, including tariffs targeting imported automobiles and automobile parts and other tariffs on goods from specific countries and trading blocs. The U.S. has been targeted with reciprocal tariffs and other retaliatory actions in response, and although the implementation of many of these tariffs and retaliatory measures have been paused or delayed, negotiations and the state of international trade policy and relations continue to evolve. The outcome of such negotiations and the extent to which these or similar tariffs will take effect remains uncertain. These tariffs, and other quotas, duties, tariffs or other restrictions, or adjustments to presently existing quotas, duties or tariffs in the future, imposed by the U.S. or the countries from which our products are imported, may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect affordability to consumers of certain vehicles and reduce demand for certain vehicle makes and models.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
April 2025	—	$—	—	$217.0
May 2025	0.1	$62.82	0.1	$208.2
June 2025	—	$—	—	$208.2
Total	0.1		0.1

(1)On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to June 30, 2025	(291.8)
Current remaining availability as of June 30, 2025	$208.2

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

Insider Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2025.

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

SONIC AUTOMOTIVE, INC.

July 24, 2025	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

July 24, 2025	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer