Form 10-Q
period 2025-09-30
SONIC AUTOMOTIVE INC
filed 2025-10-23
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2025, there were 22,143,309 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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
•the rate and timing of recovery from, and the impact of future cybersecurity incidents on our business;
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,872.8	$1,566.8	$5,195.2	$4,575.2
Fleet new vehicles	26.0	22.2	77.4	68.0
Total new vehicles	1,898.8	1,589.0	5,272.6	4,643.2
Used vehicles	1,253.1	1,180.7	3,658.8	3,582.5
Wholesale vehicles	84.2	67.2	250.5	215.8
Total vehicles	3,236.1	2,836.9	9,181.9	8,441.5
Parts, service and collision repair	533.9	479.0	1,503.8	1,369.8
Finance, insurance and other, net	203.8	175.6	596.6	517.2
Total revenues	3,973.8	3,491.5	11,282.3	10,328.5
Cost of sales (1):
Retail new vehicles	(1,775.4)	(1,479.2)	(4,909.2)	(4,293.4)
Fleet new vehicles	(26.0)	(21.6)	(76.3)	(65.7)
Total new vehicles	(1,801.4)	(1,500.8)	(4,985.5)	(4,359.1)
Used vehicles	(1,207.9)	(1,139.5)	(3,519.1)	(3,449.6)
Wholesale vehicles	(87.5)	(68.5)	(256.6)	(218.5)
Total vehicles	(3,096.8)	(2,708.8)	(8,761.2)	(8,027.2)
Parts, service and collision repair	(261.5)	(239.1)	(736.9)	(682.4)
Total cost of sales	(3,358.3)	(2,947.9)	(9,498.1)	(8,709.6)
Gross profit	615.5	543.6	1,784.2	1,618.9
Selling, general and administrative expenses	(451.6)	(392.1)	(1,244.5)	(1,177.4)
Impairment charges	—	—	(173.8)	(2.4)
Depreciation and amortization	(41.2)	(37.9)	(121.6)	(111.1)
Operating income (loss)	122.7	113.6	244.3	328.0
Other income (expense):
Interest expense, floor plan	(23.9)	(23.0)	(62.2)	(65.4)
Interest expense, other, net	(27.5)	(29.8)	(82.5)	(88.1)
Other income (expense), net	(0.1)	—	—	(0.5)
Total other income (expense)	(51.5)	(52.8)	(144.7)	(154.0)
Income (loss) before taxes	71.2	60.8	99.6	174.0
Provision for income taxes - benefit (expense)	(24.4)	13.4	(27.8)	(16.6)
Net income (loss)	$46.8	$74.2	$71.8	$157.4

Basic earnings per common share:
Earnings per common share	$1.37	$2.18	$2.11	$4.63
Weighted-average common shares outstanding	34.2	34.0	34.0	34.0
Diluted earnings per common share:
Earnings per common share	$1.33	$2.13	$2.06	$4.52
Weighted-average common shares outstanding	35.1	34.9	34.8	34.8
(1)Cost of sales is exclusive of depreciation and amortization shown separately below.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net (loss) income	$46.8	$74.2	$71.8	$157.4
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	(0.3)	(0.3)	(2.3)	0.9
Total other comprehensive income (loss) before taxes	(0.3)	(0.3)	(2.3)	0.9
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	—	0.1	0.6	(0.2)
Other comprehensive income (loss)	(0.3)	(0.2)	(1.7)	0.7
Comprehensive (loss) income	$46.5	$74.0	$70.1	$158.1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$89.4	$44.0
Receivables, net	446.5	495.9
Inventories	2,055.6	1,957.7
Other current assets	216.2	387.9
Total current assets	2,807.7	2,885.5
Property and Equipment, net	1,588.4	1,606.9
Goodwill	623.3	358.5
Other Intangible Assets, net	252.1	430.3
Operating Right-of-Use Lease Assets	284.6	224.3
Finance Right-of-Use Lease Assets	321.4	317.2
Other Assets	138.9	73.0
Total Assets	$6,016.4	$5,895.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$158.5	$165.6
Notes payable - floor plan - non-trade	1,837.9	1,773.7
Trade accounts payable	214.7	172.0
Operating short-term lease liabilities	32.3	25.6
Finance short-term lease liabilities	13.1	11.9
Other accrued liabilities	446.6	412.8
Current maturities of long-term debt	52.7	76.1
Total current liabilities	2,755.8	2,637.7
Long-Term Debt	1,437.5	1,511.9
Other Long-Term Liabilities	123.5	119.7
Operating Long-Term Lease Liabilities	274.0	220.1
Finance Long-Term Lease Liabilities	356.3	344.0
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 70,130,223 shares issued and 22,143,309 shares outstanding at September 30, 2025; 69,396,726 shares issued and 22,084,634 shares outstanding at December 31, 2024	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2025 and December 31, 2024	0.1	0.1
Retained earnings	902.4	884.6
	1,447.0	1,412.0
Accumulated other comprehensive income (loss)	2.1	3.8
Treasury stock, at cost; 47,986,914 Class A Common Stock shares held at September 30, 2025 and 47,312,092 Class A Common Stock shares held at December 31, 2024	(1,283.0)	(1,238.9)
Total Stockholders’ Equity	1,069.3	1,062.3
Total Liabilities and Stockholders’ Equity	$6,016.4	$5,895.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at June 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$871.6	$1,301.4	$2.5	$944.7
Shares awarded under stock compensation plans	—	—	—	—	—	—	1.1	—	—	1.1
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—
Effect of cash flow hedge instruments, net of tax benefit of $0.1	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Stock compensation expense	—	—	—	—	—	—	5.5	—	—	5.5
Net income	—	—	—	—	—	—	—	74.2	—	74.2
Class A dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(6.6)	—	(6.6)
Class B dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(3.7)	—	(3.7)
Balance at September 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$878.2	$1,365.3	$2.3	$1,015.0

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at June 30, 2025	70.1	$0.7	(48.0)	$(1,283.0)	12.0	$0.1	$896.2	$1,413.2	$2.4	$1,029.6
Shares awarded under stock compensation plans	—	—	—	—	—	—	0.4	—	—	0.4
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—
Effect of cash flow hedge instruments, net of tax benefit	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Stock compensation expense	—	—	—	—	—	—	5.8	—	—	5.8
Net income	—	—	—	—	—	—	—	46.8	—	46.8
Class A dividends declared ($0.38 per share)	—	—	—	—	—	—	—	(8.8)	—	(8.8)
Class B dividends declared ($0.38 per share)	—	—	—	—	—	—	—	(4.2)	—	(4.2)
Balance at September 30, 2025	70.1	$0.7	(48.0)	$(1,283.0)	12.0	$0.1	$902.4	$1,447.0	$2.1	$1,069.3

See notes to unaudited condensed consolidated financial statements.

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	4.8	—	—	4.8
Purchases of treasury stock	—	—	(0.5)	(27.1)	—	—	—	—	—	(27.1)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.7	0.7
Stock compensation expense	—	—	—	—	—	—	18.0	—	—	18.0
Net income	—	—	—	—	—	—	—	157.4	—	157.4
Class A dividends declared ($0.90 per share)	—	—	—	—	—	—	—	(19.8)	—	(19.8)
Class B dividends declared ($0.90 per share)	—	—	—	—	—	—	—	(10.9)	—	(10.9)
Balance at September 30, 2024	69.3	$0.7	(47.2)	$(1,231.6)	12.0	$0.1	$878.2	$1,365.3	$2.3	$1,015.0

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2024	69.4	$0.7	(47.3)	$(1,238.9)	12.0	$0.1	$884.6	$1,412.0	$3.8	$1,062.3
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	0.5	—	—	0.5
Purchases of treasury stock	—	—	(0.7)	(44.1)	—	—	—	—	—	(44.1)
Effect of cash flow hedge instruments, net of tax benefit of $0.6	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Stock compensation expense	—	—	—	—	—	—	17.3	—	—	17.3
Net income	—	—	—	—	—	—	—	71.8	—	71.8
Class A dividends declared ($1.08 per share)	—	—	—	—	—	—	—	(23.4)	—	(23.4)
Class B dividends declared ($1.08 per share)	—	—	—	—	—	—	—	(13.4)	—	(13.4)
Balance at September 30, 2025	70.1	$0.7	(48.0)	$(1,283.0)	12.0	$0.1	$902.4	$1,447.0	$2.1	$1,069.3

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71.8	$157.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	105.0	96.2
Debt issuance cost amortization	4.9	4.2
Stock-based compensation expense	17.3	18.0
Deferred income taxes	(58.8)	(10.7)
Asset impairment charges	173.8	2.4
Loss (gain) on disposal of dealerships and property and equipment	6.4	0.6
Other	0.7	1.2
Changes in assets and liabilities that relate to operations:
Receivables	59.5	100.6
Inventories	62.1	(347.3)
Other assets	6.7	(69.5)
Notes payable - floor plan – trade	(7.1)	7.8
Trade accounts payable and other liabilities	58.2	60.6
Total adjustments	428.7	(135.9)
Net cash provided by operating activities	500.5	21.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(440.3)	—
Purchases of land, property and equipment	(112.6)	(145.9)
Proceeds from sales of property and equipment	49.0	50.7
Proceeds from sales of dealerships	9.6	8.2
Net cash used in investing activities	(494.3)	(87.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	229.2	99.6
Borrowings on revolving credit facilities	93.1	77.5
Repayments on revolving credit facilities	(93.1)	(77.5)
Proceeds from issuance of long-term debt	—	78.0
Debt issuance costs	(1.3)	(5.7)
Principal payments of long-term debt	(101.4)	(57.9)
Principal payments of long-term lease liabilities	(7.9)	(6.9)
Purchases of treasury stock	(44.1)	(27.1)
Issuance of shares under stock compensation plans	0.5	4.8
Dividends paid	(35.8)	(30.6)
Net cash provided by financing activities	39.2	54.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45.4	(11.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44.0	28.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89.4	$17.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$127.2	$135.9
Income taxes	$89.4	$51.2

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (collectively referred to herein as “Sonic,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024. Due to rounding, segment level financial data may not sum to consolidated results.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The bill contains a range of tax reforms affecting businesses, including the immediate expensing of research and development expenditures, 100% bonus depreciation on qualified property, and various other provisions effective in tax years 2026 through 2029. After evaluating the OBBBA’s provisions, we have determined that the impact of these changes on its consolidated financial statements for the current reporting period is immaterial. We will continue to monitor future guidance and assess any potential implications for subsequent periods.

Principles of Consolidation – All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying unaudited condensed consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method for the period ended September 30, 2024. The remaining 50% of this dealership was purchased in the fourth quarter of 2024 and its balance sheet is fully consolidated as of December 31, 2024 and September 30, 2025, and its operating results are included in the consolidated statement of operations from the acquisition date through September 30, 2025. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain amounts and percentages may not compute due to rounding.

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
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include approximately $5.0 million and $8.0 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $12.0 million related to contract assets from F&I retro revenues recognition in other assets as of September 30, 2025. Changes in contract assets from December 31, 2024 to September 30, 2025 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our revenue recognition policies and processes.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions and Dispositions
During the nine months ended September 30, 2025, we acquired five businesses in our Franchised Dealerships Segment and were awarded one franchise in our Powersports Segment, which was previously an authorized retail outlet in Sturgis, South Dakota. The businesses acquired in our Franchised Dealerships Segment were Jaguar Land Rover Los Angeles, Jaguar Land Rover Newport Beach, Jaguar Land Rover San Jose, Land Rover Pasadena and Jaguar Land Rover Santa Monica for an aggregate gross purchase price of approximately $440.3 million. The preliminary allocation of the aggregate gross purchase price included inventory of approximately $165.5 million, property and equipment of approximately $9.4 million, goodwill of approximately $263.9 million, other assets of approximately $2.0 million, right-of-use assets of $86.2 million, lease liabilities of $85.5 million, and other liabilities of approximately $1.2 million.
The accompanying consolidated statements of operations include revenue and earnings attributable to the businesses acquired during the nine months ended September 30, 2025 of approximately $137.6 million and $3.5 million, respectively. Acquisition costs recognized as an expense in the September 30, 2025 consolidated statements of operations related to these acquisitions were immaterial. Additionally, the total amount of goodwill from these acquisitions that is expected to be deductible for tax purposes related to these acquisitions is approximately $261.1 million.
The following unaudited pro forma summary presents consolidated information as if the 2025 acquisitions had occurred on January 1, 2024:

	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
	(In millions)
Revenue	$11,639.7	$14,861.9
Income before taxes	$110.2	$288.1
We did not acquire any businesses during the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, we disposed of one mid-line import franchised dealership and terminated one domestic franchised dealership and one powersports dealership. The disposal of the mid-line import franchised dealership generated net cash of approximately $9.6 million. During the nine months ended September 30, 2024, we terminated two luxury franchised dealerships and disposed of two mid-line import franchised dealerships, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment. The disposal of two mid-line import franchised dealerships generated net cash of approximately $8.2 million.
3. Inventories
Inventories consist of the following:

	September 30, 2025	December 31, 2024
	(In millions)
New vehicles	$1,183.1	$1,146.0
Used vehicles	540.5	514.4
Service loaners (1)	216.5	184.9
Parts, accessories and other	115.5	112.4
Inventories	$2,055.6	$1,957.7

(1)Service loaner inventory includes approximately $31.3 million and $31.7 million as of September 30, 2025 and December 31, 2024, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable - floor plan - trade on the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
	(In millions)
Land	$469.1	$484.3
Buildings and improvements	1,535.8	1,510.7
Furniture, fixtures and equipment	608.8	577.3
Construction in progress	62.6	61.6
Total, at cost	2,676.3	2,633.9
Less accumulated depreciation	(1,081.0)	(1,003.6)
Subtotal	1,595.3	1,630.3
Less assets held for sale (1)	(6.9)	(23.4)
Property and equipment, net	$1,588.4	$1,606.9
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
Capital expenditures were approximately $33.5 million and $112.6 million in the three and nine months ended September 30, 2025, respectively, and, in the three and nine months ended September 30, 2024, capital expenditures were approximately $53.3 million and $145.9 million, respectively. Capital expenditures in all periods were primarily related to construction of new franchised dealerships and powersports stores, and building improvements and equipment purchased for use in our franchised dealerships and EchoPark and powersports stores. Certain capital expenditures are recognized in the Franchised Dealerships Segment to better monitor project development costs prior to transferring the capitalized asset balance to the appropriate entity or operating segment upon project completion. Assets held for sale as of September 30, 2025 and December 31, 2024 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.
Fixed asset impairment charges for the nine months ended September 30, 2025 were approximately $0.2 million, which was related to property held for sale. Fixed asset impairment charges for the nine months ended September 30, 2024 were approximately $2.4 million, which was related to the sale of real estate, capitalized IT project write-off costs and property associated with our decision to close the remaining Northwest Motorsport stores within the EchoPark Segment in January 2024.
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

In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We completed our annual impairment testing as of April 30, 2025 and determined that several of our franchise assets’ fair values did not exceed the carrying values, resulting in a non-cash pre-tax franchise asset impairment charge of $172.4 million to reduce the carrying value to fair value as of April 30, 2025. After the effect of impairment charges, the carrying value of our franchise assets totaled approximately $252.1 million at September 30, 2025, and is included in other intangible assets, net, in the accompanying consolidated balance sheet as of such date.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying amount of goodwill for the year ended December 31, 2024 and the nine months ended September 30, 2025 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2023 (1)	$229.8	$—	$24.0	$253.8
Additions through current year acquisitions	8.1	—	3.3	11.4
Reductions from dispositions	(0.2)	—	—	(0.2)
Prior year acquisition allocations	93.5	—	—	93.5
Balance at December 31, 2024 (1)	$331.2	$—	$27.3	$358.5
Additions through current year acquisitions (2)	263.9	—	—	263.9
Reductions from dispositions	(0.7)	—	—	(0.7)
Prior year acquisition allocations	1.1	—	0.5	1.6
Balance at September 30, 2025 (1)	$595.5	$—	$27.8	$623.3
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
The changes in the carrying amount of franchise assets for the year ended December 31, 2024 and the nine months ended September 30, 2025 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4
Additions through current year acquisitions	10.9	—	2.0	12.9
Balance at December 31, 2024	$382.6	$—	$47.7	$430.3
Reductions from dispositions	(5.1)	—	(0.7)	(5.8)
Reductions from impairment	(165.9)	—	(6.5)	(172.4)
Balance at September 30, 2025	$211.6	$—	$40.5	$252.1

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility (2)	320.3	366.8
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 4.40%	41.2	96.1
Subtotal	$1,511.5	$1,612.9
Debt issuance costs	(21.3)	(24.9)
Total debt	1,490.2	1,588.0
Less current maturities	(52.7)	(76.1)
Long-term debt	$1,437.5	$1,511.9
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Term SOFR (as defined in the Credit Facilities) at both September 30, 2025 and December 31, 2024.
(2)The interest rate on the Mortgage Facility (as defined below) was 150 basis points above one-month Term SOFR (as defined in the Mortgage Facility) at both September 30, 2025 and December 31, 2024.
Credit Facilities
Our Credit Agreement, originally dated as of April 14, 2021, entered into by, among others, the Company and Bank of America, N.A., as administrative agent (as amended to date, the “Credit Agreement”), provides for a syndicated revolving credit facility (the “Revolving Credit Facility”) and syndicated new and used vehicle floor plan facilities (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities are guaranteed by the Company and certain subsidiaries and are secured by a pledge of substantially all of the guarantors' assets subject to certain exceptions, including floor plan agreements with various manufacturer-affiliated captive finance companies.

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
Availability under the Revolving Credit Facility is the lesser of the $350.0 million commitment or a borrowing base collateralized by eligible assets, less any outstanding letters of credit and borrowings. As of September 30, 2025, the Revolving Borrowing Base was $317.7 million with $11.2 million in outstanding letters of credit and no borrowings, resulting in $306.5 million of availability.

Senior Notes
On October 27, 2021, we issued two series of Senior Notes: $650.0 million bearing interest at 4.625% and maturing on November 15, 2029 (the “4.625% Notes”) and $500.0 million bearing interest at 4.875% and maturing on November 15, 2031 (the “4.875% Notes” and together with the “4.625% Notes”, the “Senior Notes”). We used the net proceeds from the issuances to fund the acquisition of RFJ Auto Partners, Inc. and its subsidiaries (the “RFJ Acquisition”) and to repay existing debt.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and its domestic operating subsidiaries. Under certain circumstances, the guarantees of the subsidiaries comprising the EchoPark Business (as defined in the indentures governing the Senior Notes (the “Indentures”)) may be released. The Indentures contain customary restrictive covenants and default provisions. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year.
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
On March 22, 2024, we amended the Mortgage Facility to conform to the terms of the Sixth Credit Facility Amendment.
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
As of September 30, 2025, we had $320.3 million of outstanding borrowings and $95.0 million available for revolving loans under the Mortgage Facility. In addition, we had no outstanding borrowings and $149.1 million available for future term loans under the Sidecar Facility based upon the appraised value of the underlying pledged collateral.
Mortgage Notes to Finance Companies
Excluding the Mortgage Facility and Sidecar Facility, our mortgage notes had a weighted-average interest rate of 3.57% and a combined principal balance of $41.2 million as of September 30, 2025. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by underlying properties or other collateral and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2026 to 2031.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Covenants
The Credit Facilities, Mortgage Facility and Sidecar Facility each contain covenants which could prohibit indebtedness, liens, the payment of excess dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets. The facilities contain other covenants and default provisions, including cross defaults to other material indebtedness, change of control events and other events of default customary for commercial credit facilities. Upon the occurrence of an event of default, we could be required to repay all outstanding amounts under these facilities. The facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no continuing Event of Default (as defined within each facility) has occurred and provided that we remain in compliance with all financial covenants. Dividends greater than $0.18 per share are subject to the limitations on restricted payments set forth in the facilities. After giving effect to the applicable restrictions, as of September 30, 2025, we had approximately $409.8 million of net income and retained earnings free of such restrictions.
Financial covenants for the Credit Facilities, Mortgage Facility and Sidecar Facility facilities include a minimum Consolidated Fixed Charge Coverage Ratio (as defined) of 1.20 to 1.00 and a Consolidated Total Lease Adjusted Leverage Ratio (as defined) not to exceed 5.75 to 1.00. Similar financial covenants apply to our Senior Notes as well as to certain facility leases and their related guaranty agreements. We remain in compliance with all restrictive covenants as of September 30, 2025.

Derivative Instruments and Hedging Activities
As of September 30, 2025, we had interest rate cap agreements with the following notional amounts, cap rates and maturities to help limit our exposure to potentially increasing interest rates on the Floor Plan Facilities and Mortgage Facility. Settlements are evaluated monthly and paid by the counterparties when one-month Term SOFR exceeds the cap rate. Payments are calculated based on the notional amounts multiplied by the difference between one-month Term SOFR and the cap rates and are recognized as a reduction of interest expense. The total unamortized premium related to the caps was $2.6 million as of September 30, 2025 which will be amortized as interest expense over each cap’s remaining term. The fair value of the outstanding caps was $0.1 million at September 30, 2025 included in other assets in the accompanying consolidated balance sheet.

Notional Amount	Cap Rate (1)	Receive Rate (1)	Start Date	Maturing Date
(In millions)
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 31, 2026
$200.0	5.500%	one-month Term SOFR	March 17, 2025	November 17, 2027
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 29, 2028
(1) One-month Term SOFR was approximately 4.13% at September 30, 2025.

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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $3.0 million as of September 30, 2025 and $2.2 million as of December 31, 2024. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2025.

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
There were no significant liabilities recorded related to legal matters as of September 30, 2025 and December 31, 2024.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2025	December 31, 2024
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$51.4	$47.3
Interest rate caps designated as hedges (2)	0.1	—
Total assets	$51.5	$47.3
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)As of September 30, 2025, approximately $0.1 million was included in other assets in the accompanying unaudited condensed consolidated balance sheet.

As of September 30, 2025 and December 31, 2024, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes, approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of September 30, 2025 and December 31, 2024, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$477.5	$500.0	$447.5	$500.0
4.625% Notes (1)	$628.1	$650.0	$594.8	$650.0
Mortgage Notes (2)	$40.1	$41.2	$93.4	$96.1
(1)As determined by market quotations from similar securities as of September 30, 2025 and December 31, 2024, respectively (Level 2).
(2)As determined by the DCF method (Level 2).

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024.
9. Segment Information
As of September 30, 2025, Sonic had three operating segments: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of our operating segments. Sonic has determined that its operating segments also represent its reportable segments.
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
Reportable segment financial information for the three and nine months ended September 30, 2025 and 2024 were as follows:

Franchised Dealerships Segment - Reported

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Retail new vehicles	$1,834.0	$1,539.9	$5,110.1	$4,510.8
Fleet new vehicles	26.0	22.2	77.4	68.0
Used vehicles	796.7	701.4	2,287.3	2,162.8
Wholesale vehicles	52.8	42.4	165.1	139.1
Parts, service and collision repair	510.1	458.9	1,462.5	1,333.2
Finance, insurance and other, net	147.6	122.4	422.5	366.3
Cost of sales:
Retail new vehicles	(1,742.7)	(1,456.4)	(4,836.8)	(4,238.3)
Fleet new vehicles	(26.0)	(21.6)	(76.3)	(65.7)
Used vehicles	(756.3)	(666.8)	(2,167.5)	(2,048.7)
Wholesale vehicles	(55.7)	(43.5)	(169.8)	(140.9)
Parts, service and collision repair	(248.8)	(228.2)	(715.1)	(662.8)
Segment gross profit	$537.7	$470.7	$1,559.4	$1,423.8
Selling, general and administrative expenses:
Compensation	(248.9)	(220.2)	(707.5)	(658.5)
Advertising	(18.8)	(13.7)	(51.4)	(43.2)
Rent	(12.7)	(9.2)	(31.8)	(29.6)
Other (1)	(114.7)	(97.4)	(290.5)	(295.7)
Depreciation and amortization	(34.6)	(31.5)	(102.2)	(91.6)
Other income (expense):
Interest expense, floor plan	(20.7)	(18.7)	(52.3)	(52.5)
Interest expense, other, net	(26.4)	(28.5)	(79.3)	(84.1)
Other income (expense), net	(0.1)	0.1	—	(0.6)
Segment income	$60.8	$51.6	$244.4	$168.0
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EchoPark Segment - Reported

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Used vehicles	$439.2	$470.3	$1,340.3	$1,402.0
Wholesale vehicles	30.4	23.8	83.2	74.4
Finance, insurance and other, net	52.9	50.8	167.4	145.2
Cost of Sales:
Used vehicles	(437.2)	(465.9)	(1,326.0)	(1,387.6)
Wholesale vehicles	(30.9)	(23.8)	(84.5)	(75.1)
Segment gross profit	$54.4	$55.2	$180.4	$158.9
Selling, general and administrative expenses:
Compensation	(25.0)	(23.5)	(76.1)	(72.0)
Advertising	(7.4)	(7.4)	(22.4)	(21.0)
Rent	(0.8)	(0.7)	(2.3)	2.7
Other (1)	(10.3)	(8.6)	(29.8)	(32.8)
Depreciation and amortization	(5.1)	(5.4)	(15.5)	(16.4)
Other income (expense):
Interest expense, floor plan	(2.8)	(3.7)	(8.6)	(11.3)
Interest expense, other, net	(0.4)	(0.7)	(1.1)	(2.0)
Other income (expense), net	—	—	—	—
Segment income (loss)	$2.6	$5.2	$24.6	$6.1
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Powersports Segment - Reported

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Retail new vehicles	$38.8	$26.9	$85.1	$64.4
Used vehicles	17.2	9.0	31.2	17.6
Wholesale vehicles	1.0	1.1	2.1	2.3
Parts, service and collision repair	23.8	20.1	41.4	36.6
Finance, insurance and other, net	3.3	2.3	6.7	5.8
Cost of Sales:
Retail new vehicles	(32.7)	(22.8)	(72.4)	(55.1)
Used vehicles	(14.3)	(6.8)	(25.6)	(13.3)
Wholesale vehicles	(1.1)	(1.2)	(2.2)	(2.5)
Parts, service and collision repair	(12.7)	(10.9)	(21.9)	(19.6)
Segment gross profit	$23.3	$17.7	$44.4	$36.2
Selling, general and administrative expenses:
Compensation	(9.7)	(8.4)	(23.1)	(19.8)
Advertising	(0.3)	(0.4)	(0.8)	(1.2)
Rent	0.2	1.1	0.7	1.0
Other (1)	(3.2)	(3.6)	(9.6)	(7.3)
Depreciation and amortization	(1.3)	(1.1)	(3.9)	(3.1)
Other income (expense):
Interest expense, floor plan	(0.4)	(0.7)	(1.4)	(1.6)
Interest expense, other, net	(0.7)	(0.6)	(2.1)	(1.9)
Other income (expense), net	(0.1)	—	0.1	—
Segment income (loss)	$7.8	$4.0	$4.3	$2.3
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, insurance, training, legal and information technology expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$60.8	$51.6	$244.4	$168.0
EchoPark Segment (3)	2.6	5.2	24.6	6.1
Powersports Segment (4)	7.8	4.0	4.3	2.3
Total segment income	$71.2	$60.8	$273.3	$176.4
Impairment charges (5)	—	—	(173.8)	(2.4)
Income before taxes	$71.2	$60.8	$99.6	$174.0

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended September 30, 2025, amount includes approximately $2.8 million of pre-tax loss related to the disposal of franchises, and approximately $0.7 million of pre-tax legal expenses. For the three months ended September 30, 2024, amount includes approximately $1.8 million of pre-tax charges related to excess compensation related to a cybersecurity incident impacting certain of our information systems provided by CDK Global (“the CDK outage”) and approximately $1.5 million of pre-tax charges related to storm damage. For the nine months ended September 30, 2025, amount includes $40.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $5.0 million of pre-tax charges related to storm damage, approximately $165.9 million of non-cash pre-tax franchise asset impairment charges, approximately $5.5 million of pre-tax loss related to dispositions, and approximately $0.7 million of pre-tax legal expenses. For the nine months ended September 30, 2024, amount includes approximately $13.0 million of pre-tax charges related to excess compensation related to the CDK outage, approximately $5.1 million of pre-tax charges related to storm damage, approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of non-cash pre-tax impairment charges related to property and equipment. Due to rounding, segment level financial data may not sum to consolidated results.
(3)For the three months ended September 30, 2025, amount includes approximately $0.1 million of pre-tax loss on dispositions. For the three months ended September 30, 2024, amount includes approximately $2.3 million of pre-tax gain on dispositions of real estate. For the nine months ended September 30, 2025, amount includes approximately $0.9 million of pre-tax gain on dispositions, and approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale. For the nine months ended September 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $1.4 million of non-cash pre-tax impairment charges related to property and equipment, approximately $2.9 million of pre-tax gain on acquisitions and dispositions and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. Due to rounding, segment level financial data may not sum to consolidated results.
(4)For the three months ended September 30, 2025, amount includes approximately $0.2 million of pre-tax loss related to dispositions. For the nine months ended September 30, 2025, amount includes approximately $1.1 million of pre-tax charges related to dispositions, approximately $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges, and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the nine months ended September 30, 2025, amount includes approximately $0.2 million of non-cash pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment, approximately $7.2 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment, approximately $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges for the Powersports Segment, and approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment. For the nine months ended September 30, 2024, amount includes approximately $1.4 million of non-cash pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.0 million of non-cash pre-tax impairment charges for the Franchised Dealerships Segment. Due to rounding, segment level financial data may not sum to consolidated results.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Segment Capital Expenditures:
Franchised Dealerships Segment	$32.3	$50.3	$109.3	$141.4
EchoPark Segment	0.6	0.2	1.1	0.8
Powersports Segment	0.6	2.8	2.2	3.7
Total capital expenditures	$33.5	$53.3	$112.6	$145.9

	September 30, 2025	December 31, 2024
	(In millions)
Segment Assets:
Franchised Dealerships Segment	$5,005.0	$4,704.5
EchoPark Segment	520.5	574.5
Powersports Segment	226.5	232.7
Corporate and other:
Cash and cash equivalents	89.4	44.0
Floor plan deposit balance	175.0	340.0
Total assets	$6,016.4	$5,895.7

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
Unless otherwise noted, all discussion of increases or decreases are for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of September 30, 2025: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2025, we operated 111 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 14 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 137 new vehicle franchises (representing 25 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores in 10 states. The Powersports Segment consists of 41 franchises at 14 locations (11 full-service dealerships and three authorized retail outlets) in three states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) increased 4% and 3% for the three and nine months ended September 30, 2025, respectively, to approximately 16.3 million and 16.1 million vehicles for the three and nine months ended September 30, 2025, respectively, compared to approximately 15.6 million vehicles for both the three and nine months ended September 30, 2024, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2025 new vehicle industry volume will be between 15.6 million vehicles (a decrease of 3% compared to 2024) and 16.3 million vehicles (an increase of 1% compared to 2024). The effects of changes in trade policy and the imposition of tariffs, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2025 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR increased 5% and 4% to approximately 13.6 million and 13.3 million vehicles for the three and nine months ended September 30, 2025, respectively, from approximately 12.9 million and 12.8 million vehicles for the three and nine months ended September 30, 2024, respectively. We believe some of the increase in new vehicle SAAR during the three and nine months ended September 30, 2025 is attributable to advanced purchases of new vehicles ahead of changes in U.S. tariff policy announced on April 2, 2025 and purchase of electric vehicles ahead of expiration of the federal tax credit in September 2025.
CDK Outage
On June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK (the “CDK outage”). This outage adversely affected our business and results of operations during the second and third quarters of 2024. In connection with the CDK outage, we recognized $10.0 million in pre-tax income from cyber insurance proceeds during the three months ended December 31, 2024 and $40.0 million in pre-tax income from cyber insurance proceeds during the nine months ended September 30, 2025, which were each recorded as a reduction to selling, general and administrative expenses.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2024 and 2025, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
Same store retail new vehicle revenue increased 13% and 11% during the three and nine months ended September 30, 2025, driven primarily by an 8% increase in retail new vehicle unit sales volume for both the three and nine months ended September 30, 2025, driven in part by increase and in consumer demand for electric vehicles ahead of expiration of the federal tax credit in September 30, 2025, coupled with a 5% and 3% increase in retail new vehicle average selling price, respectively. Retail new vehicle gross profit remained flat and decreased 3% during the three and nine months ended September 30, 2025, respectively, due primarily to increased price competition as a result of increasing levels of available inventory and higher inventory invoice cost, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $215 per unit, or 7%, to $2,852 per unit during the three months ended September 30, 2025 and decreased $352 per unit, or 10%, to $3,114 per unit during the nine months ended September 30, 2025. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 51 days as of September 30, 2025, compared to 57 days as of September 30, 2024.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store retail used vehicle revenue increased 10% and 4% during the three and nine months ended September 30, 2025, respectively, driven primarily by a 6% and 5% increase in retail used vehicle average selling prices, respectively, coupled with a 3% increase in retail used vehicle sales volume in the three months ended September 30, 2025, and partially offset by a 1% decrease in retail used vehicle sales volume in the nine months ended September 30, 2025. Retail used vehicle gross profit increased 13% and 2% during the three and nine months ended September 30, 2025, respectively, primarily due to higher retail used vehicle sales volume in the three months ended September 30, 2025 and higher retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit increased $136 per unit, or 10%, to $1,530 per unit during the three months ended September 30, 2025 and increased $47 per unit, or 3%, to $1,565 per unit during the nine months ended September 30, 2025. Same store wholesale vehicle gross loss worsened by approximately $1.4 million, to a gross loss of approximately $2.6 million during the three months ended September 30, 2025, and worsened by approximately $2.7 million, to a gross loss of approximately $4.3 million during the nine months ended September 30, 2025, due primarily to a $263 per unit, or 113%, worsening of wholesale vehicle gross loss per unit, and a $135 per unit, or 121%, worsening of wholesale vehicle gross loss per unit, respectively, as a result of changes in pricing and demand for vehicles at wholesale auction. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 34 days as of both September 30, 2025 and 2024.
Same store Fixed Operations revenue increased 6% and 7% during the three and nine months ended September 30, 2025, respectively, driven primarily by increased service capacity as a result of additional technician headcount, and higher parts and labor costs that were passed along to consumers. Same store Fixed Operations gross profit increased 8% and 9% during the three and nine months ended September 30, 2025, respectively, driven primarily by higher warranty revenue contribution and higher warranty gross margin. Same store Fixed Operations gross margin increased 100 basis points, to 51.2%, during the three months ended September 30, 2025, and increased 90 basis points, to 51.1%, during the nine months ended September 30, 2025, primarily driven by an increase in warranty revenue contribution and higher warranty gross margin.
Same store F&I revenue increased 13% and 12% during the three and nine months ended September 30, 2025, respectively, driven by a 7% and 8% increase in F&I gross profit per retail unit, respectively, and a 5% and 3% increase in retail new and used vehicle unit sales volume, respectively. Same store F&I gross profit per retail unit increased $158 per unit, or 7%, to $2,500 per unit during the three months ended September 30, 2025, and increased $195 per unit, or 8%, to $2,554 per unit during the nine months ended September 30, 2025.
EchoPark Segment
Reported total revenues decreased 4% and 2% during the three and nine months ended September 30, 2025, respectively, driven primarily by a 4% decrease in total vehicle unit sales volume in the three months ended September 30, 2025, and a 4% decrease in average selling price per used retail unit, partially offset by a 1% increase in total vehicle unit sales volume in the nine months ended September 30, 2025. Reported total gross profit decreased 1% and increased 14% during the three and nine months ended September 30, 2025, respectively, driven primarily by a 1% decrease in combined used vehicles and F&I gross profit and a 15% increase in F&I gross profit, respectively.
Same market total revenues decreased 4% and 1% during the three and nine months ended September 30, 2025, respectively, attributable to a 4% decrease in total vehicle unit sales volume in the three months ended September 30, 2025, and a 4% decrease in average selling price per used retail unit, partially offset by a 2% increase in total vehicle unit sales volume, in the nine months ended September 30, 2025. Same market total gross profit decreased 4% and increased 11% during the three and nine months ended September 30, 2025, respectively, primarily driven by a 4% decrease in total vehicle unit sales volume, and a 12% increase in combined retail used vehicle and F&I gross profit per unit.
Reported retail used vehicle revenue decreased 7% and 4% during the three and nine months ended September 30, 2025, respectively, driven primarily by an 8% and 1% decrease in retail used vehicle unit sales volume, respectively, coupled with a 4% decrease in average selling price per used retail unit in the nine months ended September 30, 2025, partially offset by a 1% increase in average selling price per used retail unit in the three months ended September 30, 2025. F&I revenue increased 4% and 15% during the three and nine months ended September 30, 2025, respectively, driven primarily by a 13% and 16% increase in F&I gross profit per unit, respectively, partially offset by an 8% decrease in total retail units in the three months ended September 30, 2025. Reported combined retail used vehicle and F&I gross profit per unit increased $248 per unit, or 8%, to $3,359 per unit during the three months ended September 30, 2025, and increased $456 per unit, or 15%, to $3,503 for the nine months ended September 30, 2025 due primarily to increases in F&I gross profit per unit during the three and nine months ended September 30, 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported wholesale vehicle gross loss worsened by approximately $0.5 million and $0.6 million during the three and nine months ended September 30, 2025, respectively, primarily due to a decline in wholesale vehicle gross loss per unit during both the three and nine months ended September 30, 2025. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 37 and 33 days as of September 30, 2025 and 2024, respectively.
Powersports Segment
Reported retail new vehicle revenue increased by 44% and 32% during the during the three and nine months ended September 30, 2025, respectively, primarily due to a 32% and 23% increase in retail new vehicle unit sales volume during the three and nine months ended September 30, 2025, respectively, coupled with a 9% and 8% increase in retail new vehicle average selling prices during the three and nine months ended September 30, 2025, respectively. Retail new vehicle gross profit increased 49% and 37% during the three and nine months ended September 30, 2025, respectively, as a result of the higher retail new vehicle unit sales volume and higher gross profit per unit. Retail new vehicle gross profit per unit increased $406 per unit, or 12%, to $3,655 per unit for the three months ended September 30, 2025 and increased $313 per unit, or 11%, to $3,133 per unit for the nine months ended September 30, 2025.
Same store retail new vehicle revenue increased 33% and 20% during the three and nine months ended September 30, 2025, respectively, driven by a 21% and 11% increase in retail new vehicle unit sales volume, respectively, coupled with an 11% and 8% increase in retail new vehicle average selling price during the three and nine months ended September 30, 2025, respectively. Retail new vehicle gross profit increased 38% and 22% during the three and nine months ended September 30, 2025, respectively, as a result of the increase in retail new vehicle unit sales volume and an increase in gross profit per unit. Retail new vehicle gross profit per unit increased $430 per unit, or 13%, to $3,693 for the three months ended September 30, 2025 and increased $278 per unit, or 10%, to $3,112 per unit for the nine months ended September 30, 2025. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 75 and 121 days as of September 30, 2025 and 2024, respectively, varying based on manufacturer production levels and consumer demand.
Reported retail used vehicle revenue increased 91% and 77% during the three and nine months ended September 30, 2025, respectively, primarily driven by an 81% and 64% increase in retail used vehicle unit sales volume, coupled with a 6% and 8% increase in used unit prices for the three and nine months ended September 30, 2025, respectively. Retail used vehicle gross profit increased 32% and 30% during the three and nine months ended September 30, 2025, respectively, as a result of higher retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $750 per unit, or 27%, to $2,048 per unit for the three months ended September 30, 2025, and decreased $545 per unit, or 21%, to $1,992 per unit for the nine months ended September 30, 2025, primarily due to higher inventory costs.
Same store used vehicle revenue increased 88% and 67% during the three and nine months ended September 30, 2025, respectively, primarily driven by a 77% and 56% increase in retail used vehicle unit sales volume for the three and nine months ended September 30, 2025, respectively. Retail used vehicle gross profit increased 29% and 22% during the three and nine months ended September 30, 2025, respectively. Retail used vehicle gross profit per unit decreased $771 per unit, or 27%, to $2,041, for the three months ended September 30, 2025 and decreased $558 per unit, or 22%, to $1,993 per unit for the nine months ended September 30, 2025, primarily due to higher inventory costs. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 45 and 59 days as of September 30, 2025 and 2024, respectively.
Reported Fixed Operations revenue increased 18% and 13% during the three and nine months ended September 30, 2025, respectively, and Fixed Operations gross profit increased 21% and 15% during the three and nine months ended September 30, 2025, driven primarily by higher repair order volume as a result of acquisitions. Fixed Operations gross margin increased 80 basis points to 46.7% and increased 70 basis points to 47.1% during the three and nine months ended September 30, 2025, respectively, driven primarily by an increase in warranty and internal, sublet and other revenue contribution and customer pay gross margin.
Same store Fixed Operations revenue increased 15% and Fixed Operations gross profit increased 18% for the three months ended September 30, 2025, driven primarily by higher repair order volume during the quarter. Same store Fixed Operations revenue increased 8% and Fixed Operations gross profit increased 10% during the nine months ended September 30, 2025, driven by higher repair order volume for the year-to-date period. Fixed Operations gross margin increased 90 basis points, to 47% and increased 110 basis points to 48% during the three and nine months ended September 30, 2025, respectively, driven primarily by an increase in warranty and internal, sublet and other revenue contribution and customer pay gross margin.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported F&I revenue increased 41% and 16% during the three and nine months ended September 30, 2025, respectively, driven primarily by a 51% and 37% increase in combined retail new and used vehicle unit sales volume, respectively, slightly offset by a 6% and 15% decrease in F&I gross profit per retail unit in the three and nine months ended September 30, 2025, respectively. F&I gross profit per retail unit decreased $70 per unit, or 6%, to $1,066 per unit during the three months ended September 30, 2025 and decrease $176 per unit, or 15%, to $981 per unit during the nine months ended September 30, 2025.
Same store F&I revenue increased 41% and 17% during the three and nine months ended September 30, 2025, respectively, driven primarily by a 42% and 26% increase in combined retail new and used vehicle unit sales volume for the three and nine months ended September 30, 2025, respectively. F&I gross profit per retail unit decreased $8 per unit, or 1%, to $1,125 per unit during the three months ended September 30, 2025 and decreased $79 per unit, or 7%, to $1,049 per unit for the nine months ended September 30, 2025.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
New Vehicle Brand	2025	2024	2025	2024
Luxury:
BMW	21%	23%	22%	24%
Mercedes	12%	15%	13%	14%
Land Rover	9%	4%	6%	5%
Lexus	5%	5%	6%	6%
Audi	5%	6%	5%	5%
Porsche	4%	4%	4%	4%
Cadillac	4%	2%	4%	2%
Volvo	1%	1%	1%	1%
MINI	1%	1%	1%	1%
Other Luxury (1)	—%	—%	—%	—%
Total Luxury	62%	61%	62%	62%
Mid-line Import:
Honda	11%	12%	11%	11%
Toyota	9%	9%	9%	9%
Volkswagen	2%	2%	1%	2%
Hyundai	1%	1%	1%	1%
Other Mid-line Import (2)	—%	1%	2%	1%
Total Mid-line Import	23%	25%	24%	24%
Domestic:
General Motors (3)	6%	7%	6%	6%
Chrysler	5%	4%	5%	4%
Ford	3%	3%	3%	4%
Total Domestic	15%	14%	14%	14%
Total	100%	100%	100%	100%
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
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended September 30,		Better / (Worse)	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	% Change	2025	2024	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	13.6	12.9	5%	13.3	12.8	4%
U.S. Fleet new vehicle SAAR	2.7	2.7	—%	2.8	2.8	—%
U.S. Total new vehicle SAAR (1)	16.3	15.6	4%	16.1	15.6	3%
(1)Source: PIN from J.D. Power

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,872.8	$1,566.8	$306.0	20%
Fleet new vehicle revenue	26.0	22.2	3.8	17%
Total new vehicle revenue	$1,898.8	$1,589.0	$309.8	19%

Retail new vehicle gross profit	$97.4	$87.6	$9.8	11%
Fleet new vehicle gross profit	—	0.6	(0.6)	(100)%
Total new vehicle gross profit	$97.4	$88.2	$9.2	10%

Retail new vehicle unit sales	32,086	28,657	3,429	12%
Fleet new vehicle unit sales	579	406	173	43%
Total new vehicle unit sales	32,665	29,063	3,602	12%

Revenue per new retail unit	$58,368	$54,676	$3,692	7%
Revenue per new fleet unit	$44,815	$54,648	$(9,833)	(18)%
Total revenue per new unit	$58,128	$54,675	$3,453	6%

Gross profit per new retail unit	$3,035	$3,056	$(21)	(1)%
Gross profit per new fleet unit	$23	$1,596	$(1,573)	(99)%
Total gross profit per new unit	$2,982	$3,036	$(54)	(2)%

Retail gross profit as a % of revenue	5.2%	5.6%	(40)	bps
Fleet gross profit as a % of revenue	0.1%	2.9%	(280)	bps
Total new vehicle gross profit as a % of revenue	5.1%	5.6%	(50)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$5,195.2	$4,575.2	$620.0	14%
Fleet new vehicle revenue	77.4	68.0	9.4	14%
Total new vehicle revenue	$5,272.6	$4,643.2	$629.4	14%

Retail new vehicle gross profit	$286.0	$281.8	$4.2	1%
Fleet new vehicle gross profit	1.1	2.3	(1.2)	(52)%
Total new vehicle gross profit	$287.1	$284.1	$3.0	1%

Retail new vehicle unit sales	90,639	82,504	8,135	10%
Fleet new vehicle unit sales	1,533	1,299	234	18%
Total new vehicle unit sales	92,172	83,803	8,369	10%

Revenue per new retail unit	$57,317	$55,454	$1,863	3%
Revenue per new fleet unit	$50,519	$52,349	$(1,830)	(3)%
Total revenue per new unit	$57,204	$55,406	$1,798	3%

Gross profit per new retail unit	$3,155	$3,416	$(261)	(8)%
Gross profit per new fleet unit	$711	$1,743	$(1,032)	(59)%
Total gross profit per new unit	$3,114	$3,390	$(276)	(8)%

Retail gross profit as a % of revenue	5.5%	6.2%	(70)	bps
Fleet gross profit as a % of revenue	1.4%	3.3%	(190)	bps
Total new vehicle gross profit as a % of revenue	5.4%	6.1%	(70)	bps

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,253.1	$1,180.7	$72.4	6%
Gross profit	$45.2	$41.2	$4.0	10%
Unit sales	44,167	43,474	693	2%
Revenue per unit	$28,372	$27,158	$1,214	4%
Gross profit per unit	$1,024	$947	$77	8%
Gross profit as a % of revenue	3.6%	3.5%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$3,658.8	$3,582.5	$76.3	2%
Gross profit	$139.7	$132.9	$6.8	5%
Unit sales	131,496	130,361	1,135	1%
Revenue per unit	$27,824	$27,481	$343	1%
Gross profit per unit	$1,062	$1,020	$42	4%
Gross profit as a % of revenue	3.8%	3.7%	10	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$84.2	$67.2	$17.0	25%
Gross profit (loss)	$(3.3)	$(1.3)	$(2.0)	(154)%
Unit sales	8,957	7,792	1,165	15%
Revenue per unit	$9,408	$8,615	$793	9%
Gross profit (loss) per unit	$(376)	$(173)	$(203)	(117)%
Gross profit (loss) as a % of revenue	(4.0)%	(2.0)%	(200)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$250.5	$215.8	$34.7	16%
Gross profit (loss)	$(6.1)	$(2.7)	$(3.4)	(126)%
Unit sales	27,730	23,763	3,967	17%
Revenue per unit	$9,031	$9,079	$(48)	(1)%
Gross profit (loss) per unit	$(220)	$(113)	$(107)	(95)%
Gross profit (loss) as a % of revenue	(2.4)%	(1.2)%	(120)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$240.1	$215.2	$24.9	12%
Warranty	92.5	76.6	15.9	21%
Wholesale parts	50.2	48.4	1.8	4%
Internal, sublet and other	151.1	138.8	12.3	9%
Total revenue	$533.9	$479.0	$54.9	11%

Gross profit
Customer pay	$134.5	$120.6	$13.9	12%
Warranty	57.6	47.5	10.1	21%
Wholesale parts	8.7	8.8	(0.1)	(1)%
Internal, sublet and other	71.6	63.0	8.6	14%
Total gross profit	$272.4	$239.9	$32.5	14%

Gross profit as a % of revenue
Customer pay	56.0%	56.1%	(10)	bps
Warranty	62.3%	61.9%	40	bps
Wholesale parts	17.3%	18.1%	(80)	bps
Internal, sublet and other	47.4%	45.4%	199	bps
Total gross profit as a % of revenue	51.0%	50.1%	90	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$685.0	$634.0	$51.0	8%
Warranty	263.4	205.1	58.3	28%
Wholesale parts	142.4	146.4	(4.0)	(3)%
Internal, sublet and other	413.0	384.3	28.7	7%
Total revenue	$1,503.8	$1,369.8	$134.0	10%

Gross profit
Customer pay	$383.8	$355.2	$28.6	8%
Warranty	164.9	125.3	39.6	32%
Wholesale parts	24.7	26.2	(1.5)	(6)%
Internal, sublet and other	193.5	180.7	12.8	7%
Total gross profit	$766.9	$687.4	$79.5	12%

Gross profit as a % of revenue
Customer pay	56.0%	56.0%	—	bps
Warranty	62.6%	61.1%	150	bps
Wholesale parts	17.3%	17.9%	(60)	bps
Internal, sublet and other	46.9%	47.0%	(15)	bps
Total gross profit as a % of revenue	51.0%	50.2%	80	bps
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
Our consolidated reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$203.8	$175.6	$28.2	16%
Total combined retail new and used vehicle unit sales	76,253	72,131	4,122	6%
Gross profit per retail unit (excludes fleet)	$2,673	$2,434	$239	10%

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$596.6	$517.2	$79.4	15%
Total combined retail new and used vehicle unit sales	222,135	212,865	9,270	4%
Gross profit per retail unit (excludes fleet)	$2,686	$2,430	$256	11%
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,725.7	$1,533.9	$191.8	13%
Acquisitions, open points, dispositions and holding company	108.3	6.0	102.3	NM
Total as reported	$1,834.0	$1,539.9	$294.1	19%

Fleet new vehicle revenue:
Same store	$24.0	$21.8	$2.2	10%
Acquisitions, open points, dispositions and holding company	2.0	0.4	1.6	NM
Total as reported	$26.0	$22.2	$3.8	17%

Total new vehicle revenue:
Same store	$1,749.7	$1,555.7	$194.0	12%
Acquisitions, open points, dispositions and holding company	110.3	6.4	103.9	NM
Total as reported	$1,860.0	$1,562.1	$297.9	19%

Retail new vehicle gross profit:
Same store	$83.5	$83.5	$—	—%
Acquisitions, open points, dispositions and holding company	7.8	—	7.8	NM
Total as reported	$91.3	$83.5	$7.8	9%

Fleet new vehicle gross profit:
Same store	$—	$0.7	$(0.7)	(100)%
Acquisitions, open points, dispositions and holding company	—	(0.1)	0.1	NM
Total as reported	$—	$0.6	$(0.6)	(100)%

Total new vehicle gross profit:
Same store	$83.5	$84.2	$(0.7)	(1)%
Acquisitions, open points, dispositions and holding company	7.8	(0.1)	7.9	NM
Total as reported	$91.3	$84.1	$7.2	9%

Retail new vehicle unit sales:
Same store	29,269	27,236	2,033	8%
Acquisitions, open points, dispositions and holding company	1,146	155	991	NM
Total as reported	30,415	27,391	3,024	11%

Fleet new vehicle unit sales:
Same store	560	398	162	41%
Acquisitions, open points, dispositions and holding company	19	8	11	NM
Total as reported	579	406	173	43%

Total new vehicle unit sales:
Same store	29,829	27,634	2,195	8%
Acquisitions, open points, dispositions and holding company	1,165	163	1,002	NM
Total as reported	30,994	27,797	3,197	12%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$4,964.6	$4,491.1	$473.5	11%
Acquisitions, open points, dispositions and holding company	145.5	19.7	125.8	NM
Total as reported	$5,110.1	$4,510.8	$599.3	13%

Fleet new vehicle revenue:
Same store	$75.5	$67.6	$7.9	12%
Acquisitions, open points, dispositions and holding company	1.9	0.4	1.5	NM
Total as reported	$77.4	$68.0	$9.4	14%

Total new vehicle revenue:
Same store	$5,040.1	$4,558.7	$481.4	11%
Acquisitions, open points, dispositions and holding company	147.4	20.1	127.3	NM
Total as reported	$5,187.5	$4,578.8	$608.7	13%

Retail new vehicle gross profit:
Same store	$263.9	$272.8	$(8.9)	(3)%
Acquisitions, open points, dispositions and holding company	9.4	(0.3)	9.7	NM
Total as reported	$273.3	$272.5	$0.8	—%

Fleet new vehicle gross profit:
Same store	$1.2	$2.3	$(1.1)	(48)%
Acquisitions, open points, dispositions and holding company	(0.1)	—	(0.1)	NM
Total as reported	$1.1	$2.3	$(1.2)	(52)%

Total new vehicle gross profit:
Same store	$265.1	$275.1	$(10.0)	(4)%
Acquisitions, open points, dispositions and holding company	9.3	(0.3)	9.6	NM
Total as reported	$274.4	$274.8	$(0.4)	—%

Retail new vehicle unit sales:
Same store	84,746	78,703	6,043	8%
Acquisitions, open points, dispositions and holding company	1,835	497	1,338	NM
Total as reported	86,581	79,200	7,381	9%

Fleet new vehicle unit sales:
Same store	1,514	1,291	223	17%
Acquisitions, open points, dispositions and holding company	19	8	11	NM
Total as reported	1,533	1,299	234	18%

Total new vehicle unit sales:
Same store	86,260	79,994	6,266	8%
Acquisitions, open points, dispositions and holding company	1,854	505	1,349	NM
Total as reported	88,114	80,499	7,615	9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,834.0	$1,539.9	$294.1	19%
Fleet new vehicle revenue	26.0	22.2	3.8	17%
Total new vehicle revenue	$1,860.0	$1,562.1	$297.9	19%

Retail new vehicle gross profit	$91.3	$83.5	$7.8	9%
Fleet new vehicle gross profit	—	0.6	(0.6)	(100)%
Total new vehicle gross profit	$91.3	$84.1	$7.2	9%

Retail new vehicle unit sales	30,415	27,391	3,024	11%
Fleet new vehicle unit sales	579	406	173	43%
Total new vehicle unit sales	30,994	27,797	3,197	12%

Revenue per new retail unit	$60,300	$56,220	$4,080	7%
Revenue per new fleet unit	$44,815	$54,648	$(9,833)	(18)%
Total revenue per new unit	$60,011	$56,198	$3,813	7%

Gross profit per new retail unit	$3,001	$3,047	$(46)	(2)%
Gross profit per new fleet unit	$23	$1,596	$(1,573)	(99)%
Total gross profit per new unit	$2,945	$3,026	$(81)	(3)%

Retail gross profit as a % of revenue	5.0%	5.4%	(40)	bps
Fleet gross profit as a % of revenue	0.1%	2.9%	(280)	bps
Total new vehicle gross profit as a % of revenue	4.9%	5.4%	(50)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$5,110.1	$4,510.8	$599.3	13%
Fleet new vehicle revenue	77.4	68.0	9.4	14%
Total new vehicle revenue	$5,187.5	$4,578.8	$608.7	13%

Retail new vehicle gross profit	$273.3	$272.5	$0.8	—%
Fleet new vehicle gross profit	1.1	2.3	(1.2)	(52)%
Total new vehicle gross profit	$274.4	$274.8	$(0.4)	—%

Retail new vehicle unit sales	86,581	79,200	7,381	9%
Fleet new vehicle unit sales	1,533	1,299	234	18%
Total new vehicle unit sales	88,114	80,499	7,615	9%

Revenue per new retail unit	$59,021	$56,954	$2,067	4%
Revenue per new fleet unit	$50,519	$52,349	$(1,830)	(3)%
Total revenue per new unit	$58,873	$56,880	$1,993	4%

Gross profit per new retail unit	$3,156	$3,441	$(285)	(8)%
Gross profit per new fleet unit	$711	$1,743	$(1,032)	(59)%
Total gross profit per new unit	$3,114	$3,413	$(299)	(9)%

Retail gross profit as a % of revenue	5.3%	6.0%	(70)	bps
Fleet gross profit as a % of revenue	1.4%	3.3%	(190)	bps
Total new vehicle gross profit as a % of revenue	5.3%	6.0%	(70)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,725.7	$1,533.9	$191.8	13%
Fleet new vehicle revenue	24.0	21.8	2.2	10%
Total new vehicle revenue	$1,749.7	$1,555.7	$194.0	12%

Retail new vehicle gross profit	$83.5	$83.5	$—	—%
Fleet new vehicle gross profit	—	0.7	(0.7)	(100)%
Total new vehicle gross profit	$83.5	$84.2	$(0.7)	(1)%

Retail new vehicle unit sales	29,269	27,236	2,033	7%
Fleet new vehicle unit sales	560	398	162	41%
Total new vehicle unit sales	29,829	27,634	2,195	8%

Revenue per new retail unit	$58,960	$56,320	$2,640	5%
Revenue per new fleet unit	$42,862	$54,740	$(11,878)	(22)%
Total revenue per new unit	$58,658	$56,297	$2,361	4%

Gross profit per new retail unit	$2,852	$3,067	$(215)	(7)%
Gross profit per new fleet unit	$133	$1,639	$(1,506)	(92)%
Total gross profit per new unit	$2,801	$3,047	$(246)	(8)%

Retail gross profit as a % of revenue	4.8%	5.4%	(60)	bps
Fleet gross profit as a % of revenue	0.3%	3.0%	(270)	bps
Total new vehicle gross profit as a % of revenue	4.8%	5.4%	(60)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$4,964.6	$4,491.1	$473.5	11%
Fleet new vehicle revenue	75.5	67.6	7.9	12%
Total new vehicle revenue	$5,040.1	$4,558.7	$481.4	11%

Retail new vehicle gross profit	$263.9	$272.8	$(8.9)	(3)%
Fleet new vehicle gross profit	1.2	2.3	(1.1)	(48)%
Total new vehicle gross profit	$265.1	$275.1	$(10.0)	(4)%

Retail new vehicle unit sales	84,746	78,703	6,043	8%
Fleet new vehicle unit sales	1,514	1,291	223	17%
Total new vehicle unit sales	86,260	79,994	6,266	8%

Revenue per new retail unit	$58,582	$57,063	$1,519	3%
Revenue per new fleet unit	$49,868	$52,363	$(2,495)	(5)%
Total revenue per new unit	$58,429	$56,988	$1,441	3%

Gross profit per new retail unit	$3,114	$3,466	$(352)	(10)%
Gross profit per new fleet unit	$760	$1,757	$(997)	(57)%
Total gross profit per new unit	$3,073	$3,439	$(366)	(11)%

Retail gross profit as a % of revenue	5.3%	6.1%	(80)	bps
Fleet gross profit as a % of revenue	1.5%	3.4%	(190)	bps
Total new vehicle gross profit as a % of revenue	5.3%	6.0%	(70)	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Retail new vehicle revenue increased 13%, due primarily to a 7% increase in retail new vehicle unit sales volume, driven in part by an increase in consumer demand for electric vehicles ahead of expiration of the federal tax credit in September 2025, and a 5% increase in retail new vehicle average selling prices. Retail new vehicle gross profit remained flat. Retail new vehicle gross profit per unit decreased $215 per unit, or 7%, to $2,852 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.
Same Store Franchised Dealerships Segment Retail New Vehicles – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Retail new vehicle revenue increased 11%, due primarily to an 8% increase in retail new vehicle unit sales volume and a 3% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased approximately $8.9 million, or 3%, as a result of lower retail new vehicle gross profit per unit, offset partially by higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $352 per unit, or 10%, to $3,114 per unit, due primarily to increased price competition as a result of higher levels of available inventory than in the prior year period and higher inventory invoice costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$767.4	$698.6	$68.8	10%
Acquisitions, open points, dispositions and holding company	29.3	2.8	26.5	NM
Total as reported	$796.7	$701.4	$95.3	14%

Retail used vehicle gross profit:
Same store	$39.2	$34.6	$4.6	13%
Acquisitions, open points, dispositions and holding company	1.2	—	1.2	NM
Total as reported	$40.4	$34.6	$5.8	17%

Retail used vehicle unit sales:
Same store	25,628	24,802	826	3%
Acquisitions, open points, dispositions and holding company	779	138	641	NM
Total as reported	26,407	24,940	1,467	6%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$2,225.2	$2,149.7	$75.5	4%
Acquisitions, open points, dispositions and holding company	62.1	13.1	49.0	NM
Total as reported	$2,287.3	$2,162.8	$124.5	6%

Retail used vehicle gross profit:
Same store	$117.2	$114.9	$2.3	2%
Acquisitions, open points, dispositions and holding company	2.6	(0.8)	3.4	NM
Total as reported	$119.8	$114.1	$5.7	5%

Retail used vehicle unit sales:
Same store	74,900	75,692	(792)	(1)%
Acquisitions, open points, dispositions and holding company	1,901	582	1,319	NM
Total as reported	76,801	76,274	527	1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$796.7	$701.4	$95.3	14%
Gross profit	$40.4	$34.6	$5.8	17%
Unit sales	26,407	24,940	1,467	6%
Revenue per unit	$30,172	$28,123	$2,049	7%
Gross profit per unit	$1,528	$1,386	$142	10%
Gross profit as a % of revenue	5.1%	4.9%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,287.3	$2,162.8	$124.5	6%
Gross profit	$119.8	$114.1	$5.7	5%
Unit sales	76,801	76,274	527	1%
Revenue per unit	$29,782	$28,356	$1,426	5%
Gross profit per unit	$1,559	$1,497	$62	4%
Gross profit as a % of revenue	5.2%	5.3%	(10)	bps
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$767.4	$698.6	$68.8	10%
Gross profit	$39.2	$34.6	$4.6	13%
Unit sales	25,628	24,802	826	3%
Revenue per unit	$29,945	$28,167	$1,778	6%
Gross profit per unit	$1,530	$1,394	$136	10%
Gross profit as a % of revenue	5.1%	4.9%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$2,225.2	$2,149.7	$75.5	4%
Gross profit	$117.2	$114.9	$2.3	2%
Unit sales	74,900	75,692	(792)	(1)%
Revenue per unit	$29,709	$28,401	$1,308	5%
Gross profit per unit	$1,565	$1,518	$47	3%
Gross profit as a % of revenue	5.3%	5.3%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Retail used vehicle revenue increased approximately $68.8 million, or 10%, driven primarily by a 6% increase in retail used vehicle average selling prices, and a 3% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit increased approximately $4.6 million, or 13%, driven primarily by a 10% increase in retail used vehicle gross profit per unit, and a 3% increase in retail used vehicle unit sales volume during the three months ended September 30, 2025.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Retail used vehicle revenue increased approximately $75.5 million, or 4%, driven primarily by an 5% increase in retail used vehicle average selling prices, partially offset by a 1% decrease in retail used vehicle unit sales volume. Retail used vehicle gross profit increased approximately $2.3 million, or 2%, driven primarily by a 3% increase in retail used vehicle gross profit per unit, offset partially by a 1% decrease in retail used vehicle unit sales volume during the nine months ended September 30, 2025.
Wholesale Vehicles – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$48.8	$42.1	$6.7	16%
Acquisitions, open points, dispositions and holding company	4.0	0.3	3.7	NM
Total as reported	$52.8	$42.4	$10.4	25%

Total wholesale vehicle gross profit (loss):
Same store	$(2.6)	$(1.2)	$(1.4)	(117)%
Acquisitions, open points, dispositions and holding company	(0.3)	0.1	(0.4)	NM
Total as reported	$(2.9)	$(1.1)	$(1.8)	(164)%

Total wholesale vehicle unit sales:
Same store	5,433	4,940	493	10%
Acquisitions, open points, dispositions and holding company	216	33	183	NM
Total as reported	5,649	4,973	676	14%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$159.1	$138.1	$21.0	15%
Acquisitions, open points, dispositions and holding company	6.0	1.0	5.0	NM
Total as reported	$165.1	$139.1	$26.0	19%

Total wholesale vehicle gross profit (loss):
Same store	$(4.3)	$(1.6)	$(2.7)	(169)%
Acquisitions, open points, dispositions and holding company	(0.4)	(0.2)	(0.2)	NM
Total as reported	$(4.7)	$(1.8)	$(2.9)	(161)%

Total wholesale vehicle unit sales:
Same store	17,566	15,161	2,405	16%
Acquisitions, open points, dispositions and holding company	491	165	326	NM
Total as reported	18,057	15,326	2,731	18%
NM = Not Meaningful
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$52.8	$42.4	$10.4	25%
Gross profit (loss)	$(2.9)	$(1.1)	$(1.8)	(164)%
Unit sales	5,649	4,973	676	14%
Revenue per unit	$9,349	$8,499	$850	10%
Gross profit (loss) per unit	$(495)	$(236)	$(259)	(110)%
Gross profit (loss) as a % of revenue	(5.3)%	(2.8)%	(250)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$165.1	$139.1	$26.0	19%
Gross profit (loss)	$(4.7)	$(1.8)	$(2.9)	(161)%
Unit sales	18,057	15,326	2,731	18%
Revenue per unit	$9,146	$9,076	$70	1%
Gross profit (loss) per unit	$(255)	$(118)	$(137)	(116)%
Gross profit (loss) as a % of revenue	(2.8)%	(1.3)%	(150)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$48.8	$42.1	$6.7	16%
Gross profit (loss)	$(2.6)	$(1.2)	$(1.4)	(117)%
Unit sales	5,433	4,940	493	10%
Revenue per unit	$8,966	$8,522	$444	5%
Gross profit (loss) per unit	$(496)	$(233)	$(263)	(113)%
Gross profit (loss) as a % of revenue	(5.5)%	(2.7)%	(280)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$159.1	$138.1	$21.0	15%
Gross profit (loss)	$(4.3)	$(1.6)	$(2.7)	(169)%
Unit sales	17,566	15,161	2,405	16%
Revenue per unit	$9,057	$9,104	$(47)	(1)%
Gross profit (loss) per unit	$(247)	$(112)	$(135)	(121)%
Gross profit (loss) as a % of revenue	(2.7)%	(1.2)%	(150)	bps
Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Wholesale vehicle revenue increased approximately $6.7 million, or 16%, driven primarily by a 10% increase in wholesale vehicle unit sales volume coupled with a 5% increase in wholesale vehicle revenue per unit during the three months ended September 30, 2025. Wholesale vehicle gross loss worsened by approximately $1.4 million, driven primarily by a $263 per unit worsening of wholesale vehicle gross loss per unit during the third quarter of 2025.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Wholesale vehicle revenue increased approximately $21.0 million, or 15%, driven primarily by a 16% increase in wholesale vehicle unit sales volume, offset slightly by a 1% decrease in wholesale vehicle revenue per unit during the nine months ended September 30, 2025. Wholesale vehicle gross loss worsened approximately $2.7 million, driven primarily by a $135 per unit worsening of wholesale vehicle gross loss per unit during the first nine months of 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$484.9	$457.4	$27.5	6%
Acquisitions, open points, dispositions and holding company	25.2	1.5	23.7	NM
Total as reported	$510.1	$458.9	$51.2	11%

Total Fixed Operations gross profit:
Same store	$248.3	$229.8	$18.5	8%
Acquisitions, open points, dispositions and holding company	13.0	0.9	12.1	NM
Total as reported	$261.3	$230.7	$30.6	13%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$1,422.1	$1,327.3	$94.8	7%
Acquisitions, open points, dispositions and holding company	40.4	5.9	34.5	NM
Total as reported	$1,462.5	$1,333.2	$129.3	10%

Total Fixed Operations gross profit:
Same store	$726.8	$666.8	$60.0	9%
Acquisitions, open points, dispositions and holding company	20.6	3.6	17.0	NM
Total as reported	$747.4	$670.4	$77.0	11%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$236.8	$212.4	$24.4	11%
Warranty	91.0	75.5	15.5	21%
Wholesale parts	50.1	48.1	2.0	4%
Internal, sublet and other	132.2	122.9	9.3	8%
Total revenue	$510.1	$458.9	$51.2	11%

Gross profit
Customer pay	$132.9	$119.3	$13.6	11%
Warranty	56.7	46.7	10.0	21%
Wholesale parts	8.6	8.7	(0.1)	(1)%
Internal, sublet and other	63.1	56.0	7.1	13%
Total gross profit	$261.3	$230.7	$30.6	13%

Gross profit as a % of revenue
Customer pay	56.1%	56.2%	(10)	bps
Warranty	62.2%	61.8%	40	bps
Wholesale parts	17.2%	18.0%	(80)	bps
Internal, sublet and other	47.7%	45.6%	213	bps
Total gross profit as a % of revenue	51.2%	50.3%	90	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$677.8	$627.6	$50.2	8%
Warranty	259.3	202.3	57.0	28%
Wholesale parts	141.9	145.7	(3.8)	(3)%
Internal, sublet and other	383.5	357.6	25.9	7%
Total revenue	$1,462.5	$1,333.2	$129.3	10%

Gross profit
Customer pay	$380.8	$352.9	$27.9	8%
Warranty	162.2	123.1	39.1	32%
Wholesale parts	24.6	26.0	(1.4)	(5)%
Internal, sublet and other	179.8	168.4	11.4	7%
Total gross profit	$747.4	$670.4	$77.0	11%

Gross profit as a % of revenue
Customer pay	56.2%	56.2%	—	bps
Warranty	62.5%	60.8%	170	bps
Wholesale parts	17.3%	17.8%	(50)	bps
Internal, sublet and other	46.9%	47.1%	(22)	bps
Total gross profit as a % of revenue	51.1%	50.3%	80	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$226.5	$211.9	$14.6	7%
Warranty	84.4	75.1	9.3	12%
Wholesale parts	47.0	48.1	(1.1)	(2)%
Internal, sublet and other	127.0	122.3	4.7	4%
Total revenue	$484.9	$457.4	$27.5	6%

Gross profit
Customer pay	$126.6	$119.2	$7.4	6%
Warranty	52.7	46.5	6.2	13%
Wholesale parts	8.0	8.7	(0.7)	(8)%
Internal, sublet and other	61.0	55.4	5.6	10%
Total gross profit	$248.3	$229.8	$18.5	8%

Gross profit as a % of revenue
Customer pay	55.9%	56.2%	(30)	bps
Warranty	62.4%	61.9%	50	bps
Wholesale parts	17.0%	18.0%	(100)	bps
Internal, sublet and other	48.0%	45.3%	273	bps
Total gross profit as a % of revenue	51.2%	50.2%	100	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$661.5	$625.4	$36.1	6%
Warranty	249.7	201.1	48.6	24%
Wholesale parts	137.2	145.5	(8.3)	(6)%
Internal, sublet and other	373.7	355.3	18.4	5%
Total revenue	$1,422.1	$1,327.3	$94.8	7%

Gross profit
Customer pay	$371.2	$351.8	$19.4	6%
Warranty	156.4	122.6	33.8	28%
Wholesale parts	23.6	25.9	(2.3)	(9)%
Internal, sublet and other	175.6	166.5	9.1	5%
Total gross profit	$726.8	$666.8	$60.0	9%

Gross profit as a % of revenue
Customer pay	56.1%	56.2%	(10)	bps
Warranty	62.6%	61.0%	160	bps
Wholesale parts	17.2%	17.8%	(60)	bps
Internal, sublet and other	47.0%	46.9%	13	bps
Total gross profit as a % of revenue	51.1%	50.2%	90	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Fixed Operations revenue increased approximately $27.5 million, or 6%, and Fixed Operations gross profit increased approximately $18.5 million, or 8%. Customer pay gross profit increased approximately $7.4 million, or 6%, warranty gross profit increased approximately $6.2 million, or 13%, wholesale parts gross profit decreased approximately $0.7 million, or 8%, and internal, sublet and other gross profit increased approximately $5.6 million, or 10%. Our Fixed Operations business has benefited from a higher level of vehicle recalls and warranty repairs, as well as additional technician headcount that has driven an increase in customer pay service capacity.
Same Store Franchised Dealerships Segment Fixed Operations – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Fixed Operations revenue increased approximately $94.8 million, or 7%, and Fixed Operations gross profit increased approximately $60.0 million, or 9%. Customer pay gross profit increased approximately $19.4 million, or 6%, warranty gross profit increased approximately $33.8 million, or 28%, wholesale parts gross profit decreased approximately $2.3 million, or 9%, and internal, sublet and other gross profit increased approximately $9.1 million, or 5%. Our Fixed Operations business has benefited from a higher level of vehicle recalls and warranty repairs, as well as additional technician headcount that has driven an increase in customer pay service capacity.
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$137.2	$121.9	$15.3	13%
Acquisitions, open points, dispositions and holding company	10.4	0.5	9.9	NM
Total as reported	$147.6	$122.4	$25.2	21%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,500	$2,342	$158	7%
Reported	$2,597	$2,340	$257	11%

Total combined retail new and used vehicle unit sales:
Same store	54,897	52,038	2,859	5%
Acquisitions, open points, dispositions and holding company	1,925	293	1,632	NM
Total as reported	56,822	52,331	4,491	9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended June 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$407.7	$364.1	$43.6	12%
Acquisitions, open points, dispositions and holding company	14.8	2.2	12.6	NM
Total as reported	$422.5	$366.3	$56.2	15%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,554	$2,359	$195	8%
Reported	$2,586	$2,356	$230	10%

Total combined retail new and used vehicle unit sales:
Same store	159,646	154,395	5,251	3%
Acquisitions, open points, dispositions and holding company	3,736	1,079	2,657	NM
Total as reported	163,382	155,474	7,908	5%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$147.6	$122.4	$25.2	21%
Total combined retail new and used vehicle unit sales	56,822	52,331	4,491	9%
Gross profit per retail unit (excludes fleet)	$2,597	$2,340	$257	11%

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$422.5	$366.3	$56.2	15%
Total combined retail new and used vehicle unit sales	163,382	155,474	7,908	5%
Gross profit per retail unit (excludes fleet)	$2,586	$2,356	$230	10%
Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$137.2	$121.9	$15.3	13%
Total combined retail new and used vehicle unit sales	54,897	52,038	2,859	5%
Gross profit per retail unit (excludes fleet)	$2,500	$2,342	$158	7%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$407.7	$364.1	$43.6	12%
Total combined retail new and used vehicle unit sales	159,646	154,395	5,251	3%
Gross profit per retail unit (excludes fleet)	$2,554	$2,359	$195	8%
Same Store Franchised Dealerships Segment F&I – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
F&I revenue increased approximately $15.3 million, or 13%, due primarily to a 7% increase in F&I gross profit per retail unit and a 5% increase in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $158 per unit, or 7%, to $2,500 per unit, due primarily to higher gross profit per finance contract and service contract, an increase in other aftermarket contract penetration rates, and changes to our F&I product cost structure.
Finance contract revenue for combined retail new and used vehicles increased 14%, due primarily to a 6% increase in gross profit per finance contract and a 7% increase in finance contract volume. Service contract revenue for combined retail new and used vehicles increased 14%, due primarily to a 7% increase in gross profit per service contract and a 7% increase in service contract volume. Other aftermarket contract revenue for combined retail new and used vehicles increased 8%, primarily to a 7% increase in total contracts, a 1% increase in gross profit per other aftermarket contract, and a 240-basis point increase in the other aftermarket contract penetration rate.
Same Store Franchised Dealerships Segment F&I – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
F&I revenue increased approximately $43.6 million, or 12%, due primarily to an 8% increase in F&I gross profit per retail unit and a 3% increase in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $195 per unit, or 8%, to $2,554 per unit, due primarily to higher gross profit per finance contract and service contract, an increase in other aftermarket contract penetration rates, and changes to our F&I product cost structure.
Finance contract revenue for combined retail new and used vehicles increased 10%, due primarily to a 6% increase in gross profit per finance contract and a 4% increase in finance contract volume. Service contract revenue for combined retail new and used vehicles increased 11%, due primarily to a 6% increase in gross profit per service contract and a 5% increase in service contract volume. Other aftermarket contract revenue for combined retail new and used vehicles increased 5%, due primarily to a a 5% increase in total contracts, a 1% increase in gross profit per other aftermarket contract, and a 190-basis point increase in the other aftermarket contract penetration rate.

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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$439.2	$470.3	$(31.1)	(7)%
Closed stores	—	—	—	NM
Total as reported	$439.2	$470.3	$(31.1)	(7)%

Total retail used vehicle gross profit (loss):
Same market	$1.1	$4.4	$(3.3)	(75)%
Closed stores	0.9	—	0.9	NM
Total as reported	$2.0	$4.4	$(2.4)	(55)%

Total retail used vehicle unit sales:
Same market	16,353	17,757	(1,404)	(8)%
Closed stores	—	—	—	NM
Total as reported	16,353	17,757	(1,404)	(8)%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$1,340.3	$1,392.4	$(52.1)	(4)%
Closed stores	—	9.6	(9.6)	NM
Total as reported	$1,340.3	$1,402.0	$(61.7)	(4)%

Total retail used vehicle gross profit (loss):
Same market	$11.5	$14.8	$(3.3)	(22)%
Closed stores	2.8	(0.4)	3.2	NM
Total as reported	$14.3	$14.4	$(0.1)	(1)%

Total retail used vehicle unit sales:
Same market	51,893	52,016	(123)	—%
Closed stores	—	363	(363)	NM
Total as reported	51,893	52,379	(486)	(1)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$53.2	$51.4	$1.8	4%
Closed stores	(0.3)	(0.6)	0.3	NM
Total as reported	$52.9	$50.8	$2.1	4%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$168.4	$146.2	$22.2	15%
Closed stores	(1.0)	(1.0)	—	NM
Total as reported	$167.4	$145.2	$22.2	15%
NM = Not Meaningful
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$439.2	$470.3	$(31.1)	(7)%
Retail used vehicle gross profit (loss)	$2.0	$4.4	$(2.4)	(55)%
Retail used vehicle unit sales	16,353	17,757	(1,404)	(8)%
Retail used vehicle revenue per unit	$26,855	$26,485	$370	1%
F&I revenue	$52.9	$50.8	$2.1	4%
Combined retail used vehicle gross profit and F&I revenue	$54.9	$55.2	$(0.3)	(1)%
Combined retail used vehicle and F&I gross profit per unit	$3,359	$3,111	$248	8%

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$1,340.3	$1,402.0	$(61.7)	(4)%
Retail used vehicle gross profit (loss)	$14.3	$14.4	$(0.1)	(1)%
Retail used vehicle unit sales	51,893	52,379	(486)	(1)%
Retail used vehicle revenue per unit	$25,827	$26,767	$(940)	(4)%
F&I revenue	$167.4	$145.2	$22.2	15%
Combined retail used vehicle gross profit and F&I revenue	$181.7	$159.6	$22.1	14%
Combined retail used vehicle and F&I gross profit per unit	$3,503	$3,047	$456	15%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$439.2	$470.3	$(31.1)	(7)%
Retail used vehicle gross profit (loss)	$1.1	$4.4	$(3.3)	(75)%
Retail used vehicle unit sales	16,353	17,757	(1,404)	(8)%
Retail used vehicle revenue per unit	$26,855	$26,485	$370	1%
F&I revenue	$53.2	$51.4	$1.8	4%
Combined retail used vehicle gross profit and F&I revenue	$54.3	$55.8	$(1.5)	(3)%
Combined retail used vehicle and F&I gross profit per unit	$3,317	$3,145	$172	5%

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$1,340.3	$1,392.4	$(52.1)	(4)%
Retail used vehicle gross profit (loss)	$11.5	$14.8	$(3.3)	(22)%
Retail used vehicle unit sales	51,893	52,016	(123)	—%
Retail used vehicle revenue per unit	$25,828	$26,768	$(940)	(4)%
F&I revenue	$168.4	$146.2	$22.2	15%
Combined retail used vehicle gross profit and F&I revenue	$179.9	$161.0	$18.9	12%
Combined retail used vehicle and F&I gross profit per unit	$3,466	$3,096	$370	12%
Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Retail used vehicle revenue decreased approximately $31.1 million, or 7%, due primarily to an 8% decrease in retail used vehicle unit sales volume, offset partially by a 1% increase in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue decreased approximately $1.5 million, or 3%, due primarily to a 1,404, or 8%, decrease in retail used vehicle unit sales, offset partially by a 5% per unit increase in combined retail used vehicle and F&I gross profit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, changes to our F&I product cost structure, an improvement in inventory acquisition costs as a result of sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.
Same Market EchoPark Segment Retail Used Vehicles and F&I – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Retail used vehicle revenue decreased approximately $52.1 million, or 4%, due primarily to a 4% decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $18.9 million, or 12%, due primarily to a $22.2 million, or 15%, increase in F&I revenue, offset partially by a $940, or 4%, decrease in retail used vehicle revenue per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, changes to our F&I product cost structure, an improvement in inventory acquisition costs as a result of paying lower wholesale auction prices, sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$30.4	$23.8	$6.6	28%
Closed stores	—	—	—	NM
Total as reported	$30.4	$23.8	$6.6	28%

Total wholesale vehicle gross profit (loss):
Same market	$(0.5)	$—	$(0.5)	(100)%
Closed stores	—	—	—	NM
Total as reported	$(0.5)	$—	$(0.5)	(100)%

Total wholesale vehicle unit sales:
Same market	3,224	2,720	504	19%
Closed stores	—	—	—	NM
Total as reported	3,224	2,720	504	19%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$83.2	$71.2	$12.0	17%
Closed stores	—	3.2	(3.2)	NM
Total as reported	$83.2	$74.4	$8.8	12%

Total wholesale vehicle gross profit (loss):
Same market	$(1.4)	$—	$(1.4)	(100)%
Closed stores	0.1	(0.7)	0.8	NM
Total as reported	$(1.3)	$(0.7)	$(0.6)	(86)%

Total wholesale vehicle unit sales:
Same market	9,471	8,098	1,373	17%
Closed stores	—	209	(209)	NM
Total as reported	9,471	8,307	1,164	14%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$30.4	$23.8	$6.6	28%
Gross profit (loss)	$(0.5)	$—	$(0.5)	(100)%
Unit sales	3,224	2,720	504	19%
Revenue per unit	$9,444	$8,757	$687	8%
Gross profit (loss) per unit	$(156)	$(10)	$(146)	NM
Gross profit (loss) as a % of revenue	(1.7)%	(0.1)%	(160)	bps
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$83.2	$74.4	$8.8	12%
Gross profit (loss)	$(1.3)	$(0.7)	$(0.6)	(86)%
Unit sales	9,471	8,307	1,164	14%
Revenue per unit	$8,786	$8,959	$(173)	(2)%
Gross profit (loss) per unit	$(145)	$(78)	$(67)	(86)%
Gross profit (loss) as a % of revenue	(1.6)%	(0.9)%	(70)	bps
NM = Not Meaningful
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$30.4	$23.8	$6.6	28%
Gross profit (loss)	$(0.5)	$—	$(0.5)	(100)%
Unit sales	3,224	2,720	504	19%
Revenue per unit	$9,444	$8,757	$687	8%
Gross profit (loss) per unit	$(156)	$(10)	$(146)	NM
Gross profit (loss) as a % of revenue	(1.7)%	(0.1)%	(160)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$83.2	$71.2	$12.0	17%
Gross profit (loss)	$(1.4)	$—	$(1.4)	(100)%
Unit sales	9,471	8,098	1,373	17%
Revenue per unit	$8,786	$8,797	$(11)	—%
Gross profit (loss) per unit	$(145)	$(7)	$(138)	NM
Gross profit (loss) as a % of revenue	(1.6)%	(0.1)%	(150)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Same market wholesale vehicle revenue increased approximately $6.6 million, or 28%, due primarily to a 19% increase in wholesale vehicle unit sales volume, and an 8% increase in wholesale vehicle revenue per unit. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Same market wholesale vehicle revenue increased approximately $12.0 million, or 17%, due primarily to a 17% increase in wholesale vehicle unit sales volume. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

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
New Vehicles – Powersports Segment

The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$35.2	$26.4	$8.8	33%
Acquisitions and closed stores	3.6	0.5	3.1	NM
Total as reported	$38.8	$26.9	$11.9	44%

Total retail new vehicle gross profit:
Same store	$5.5	$4.0	$1.5	38%
Acquisitions and closed stores	0.6	0.1	0.5	NM
Total as reported	$6.1	$4.1	$2.0	49%

Total retail new vehicle unit sales:
Same store	1,497	1,240	257	21%
Acquisitions and closed stores	174	26	148	NM
Total as reported	1,671	1,266	405	32%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$75.0	$62.3	$12.7	20%
Acquisitions	10.1	2.1	8.0	NM
Total as reported	$85.1	$64.4	$20.7	32%

Total retail new vehicle gross profit:
Same store	$11.2	$9.1	$2.1	23%
Acquisitions	1.5	0.2	1.3	NM
Total as reported	$12.7	$9.3	$3.4	37%

Total retail new vehicle unit sales:
Same store	3,584	3,215	369	11%
Acquisitions	474	89	385	NM
Total as reported	4,058	3,304	754	23%

Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$38.8	$26.9	$11.9	44%
Gross profit	$6.1	$4.1	$2.0	49%
Unit sales	1,671	1,266	405	32%
Revenue per unit	$23,209	$21,249	$1,960	9%
Gross profit per unit	$3,655	$3,249	$406	12%
Gross profit as a % of revenue	15.7%	15.3%	40	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$85.1	$64.4	$20.7	32%
Gross profit	$12.7	$9.3	$3.4	37%
Unit sales	4,058	3,304	754	23%
Revenue per unit	$20,967	$19,504	$1,463	8%
Gross profit per unit	$3,133	$2,820	$313	11%
Gross profit as a % of revenue	14.9%	14.5%	40	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store retail new vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$35.2	$26.4	$8.8	33%
Gross profit	$5.5	$4.0	$1.5	38%
Unit sales	1,497	1,240	257	21%
Revenue per unit	$23,510	$21,252	$2,258	11%
Gross profit per unit	$3,693	$3,263	$430	13%
Gross profit as a % of revenue	15.7%	15.4%	30	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$75.0	$62.3	$12.7	20%
Gross profit	$11.2	$9.1	$2.1	22%
Unit sales	3,584	3,215	369	11%
Revenue per unit	$20,937	$19,380	$1,557	8%
Gross profit per unit	$3,112	$2,834	$278	10%
Gross profit as a % of revenue	14.9%	14.6%	30	bps

Same Store Powersports Segment Retail New Vehicles – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Retail new vehicle revenue increased 33%, due primarily to a 11% increase in retail new vehicle average selling prices, along with a 21% increase in retail new vehicle unit sales volume. Retail new vehicle gross profit increased 38%, as a result of higher retail new vehicle gross profit per unit and higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $430 per unit, or 13%, to $3,693 per unit.
Same Store Powersports Segment Retail New Vehicles – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Retail new vehicle revenue increased 20%, due primarily to an 8% increase in retail new vehicle average selling prices, along with an 11% increase in retail new vehicle unit sales volume. Retail new vehicle gross profit increased approximately $2.1 million, or 22%, as a result of higher retail new vehicle gross profit per unit and higher retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $278 per unit, or 10%, to $3,112 per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$16.2	$8.7	$7.5	86%
Acquisitions and closed stores	1.0	0.3	0.7	NM
Total as reported	$17.2	$9.0	$8.2	91%

Retail used vehicle gross profit:
Same store	$2.7	$2.1	$0.6	29%
Acquisitions and closed stores	0.2	0.1	0.1	NM
Total as reported	$2.9	$2.2	$0.7	32%

Retail used vehicle unit sales:
Same store	1,325	748	577	77%
Acquisitions and closed stores	82	29	53	NM
Total as reported	1,407	777	630	81%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$27.8	$16.7	$11.1	66%
Acquisitions	3.4	0.9	2.5	NM
Total as reported	$31.2	$17.6	$13.6	77%

Retail used vehicle gross profit:
Same store	$5.0	$4.1	$0.9	22%
Acquisitions	0.6	0.2	0.4	NM
Total as reported	$5.6	$4.3	$1.3	30%

Retail used vehicle unit sales:
Same store	2,516	1,617	899	56%
Acquisitions	286	91	195	NM
Total as reported	2,802	1,708	1,094	64%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$17.2	$9.0	$8.2	91%
Gross profit	$2.9	$2.2	$0.7	32%
Unit sales	1,407	777	630	81%
Revenue per unit	$12,243	$11,568	$675	6%
Gross profit per unit	$2,048	$2,798	$(750)	(27)%
Gross profit as a % of revenue	16.7%	24.2%	(750)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$31.2	$17.6	$13.6	77%
Gross profit	$5.6	$4.3	$1.3	30%
Unit sales	2,802	1,708	1,094	64%
Revenue per unit	$11,145	$10,332	$813	8%
Gross profit per unit	$1,992	$2,537	$(545)	(21)%
Gross profit as a % of revenue	17.9%	24.6%	(670)	bps
Our Powersports Segment same store retail used vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$16.2	$8.7	$7.5	88%
Gross profit	$2.7	$2.1	$0.6	29%
Unit sales	1,325	748	577	77%
Revenue per unit	$12,262	$11,565	$697	6%
Gross profit per unit	$2,041	$2,812	$(771)	(27)%
Gross profit as a % of revenue	16.6%	24.3%	(770)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$27.8	$16.7	$11.1	67%
Gross profit	$5.0	$4.1	$0.9	22%
Unit sales	2,516	1,617	899	56%
Revenue per unit	$11,060	$10,315	$745	7%
Gross profit per unit	$1,993	$2,551	$(558)	(22)%
Gross profit as a % of revenue	18.0%	24.7%	(670)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Powersports Segment Retail Used Vehicles – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Retail used vehicle revenue increased 88%, due primarily to a 77% increase in retail used vehicle unit sales volume, and a 6% increase in retail used vehicle average selling prices. Retail used vehicle gross profit increased 29% as a result of higher retail used vehicle unit sales volume, partially offset by a decrease in gross profit per unit. Retail used vehicle gross profit per unit decreased $771 per unit, or 27%, to $2,041 per unit.
Same Store Powersports Segment Retail Used Vehicles – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Retail used vehicle revenue increased 67%, due primarily to a 56% increase in retail used vehicle unit sales volume, and a 7% increase in retail used vehicle average selling prices. Retail used vehicle gross profit increased approximately $0.9 million, or 22%, as a result of higher retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $558 per unit, or 22%, to $1,993 per unit.
Wholesale Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$1.0	$0.9	$0.1	11%
Acquisitions and closed stores	—	0.2	(0.2)	NM
Total as reported	$1.0	$1.1	$(0.1)	(9)%

Total wholesale vehicle gross profit (loss):
Same store	$—	$(0.2)	$0.2	100%
Acquisitions and closed stores	(0.1)	0.1	(0.2)	NM
Total as reported	$(0.1)	$(0.1)	$—	—%

Total wholesale vehicle unit sales:
Same store	84	99	(15)	(15)%
Acquisitions and closed stores	—	—	—	NM
Total as reported	84	99	(15)	(15)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$2.1	$2.0	$0.1	5%
Acquisitions and closed stores	—	0.3	(0.3)	NM
Total as reported	$2.1	$2.3	$(0.2)	(9)%

Total wholesale vehicle gross profit (loss):
Same store	$(0.2)	$(0.2)	$—	—%
Acquisitions and closed stores	0.1	—	0.1	NM
Total as reported	$(0.1)	$(0.2)	$0.1	50%

Total wholesale vehicle unit sales:
Same store	199	130	69	53%
Acquisitions and closed stores	3	—	3	NM
Total as reported	202	130	72	55%
NM = Not Meaningful
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$1.0	$1.1	$(0.1)	(9)%
Gross profit (loss)	$(0.1)	$(0.1)	$—	—%
Unit sales	84	99	(15)	(15)%
Revenue per unit	$12,000	$10,575	$1,425	13%
Gross profit (loss) per unit	$(743)	$(1,444)	$701	49%
Gross profit (loss) as a % of revenue	(6.2)%	(13.7)%	750	bps

	Nine months ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$2.1	$2.3	$(0.2)	(9)%
Gross profit (loss)	$(0.1)	$(0.2)	$0.1	50%
Unit sales	202	130	72	55%
Revenue per unit	$10,130	$17,067	$(6,937)	(41)%
Gross profit (loss) per unit	$(709)	$(1,791)	$1,082	60%
Gross profit (loss) as a % of revenue	(7.0)%	(10.5)%	350	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$1.0	$0.9	$0.1	11%
Gross profit (loss)	$—	$(0.2)	$0.2	100%
Unit sales	84	99	(15)	(15)%
Revenue per unit	$12,000	$10,564	$1,436	14%
Gross profit (loss) per unit	$(743)	$(1,444)	$701	49%
Gross profit (loss) as a % of revenue	(6.2)%	(13.7)%	750	bps

	Nine months ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$2.1	$2.0	$0.1	5%
Gross profit (loss)	$(0.2)	$(0.2)	$—	—%
Unit sales	199	130	69	53%
Revenue per unit	$10,249	$15,331	$(5,082)	(33)%
Gross profit (loss) per unit	$(634)	$(1,813)	$1,179	65%
Gross profit (loss) as a % of revenue	(6.2)%	(11.8)%	560	bps
Same Store Powersports Segment Wholesale Vehicles – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Same store wholesale vehicle revenue increased approximately $0.1 million, primarily due to a 14% increase in wholesale vehicle revenue per unit. Same store wholesale vehicle gross loss improved by approximately $0.2 million, driven primarily by a $701 per unit improvement of wholesale vehicle gross loss per unit during the third quarter of 2025.
Same Store Powersports Segment Wholesale Vehicles – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Same store wholesale vehicle revenue increased approximately $0.1 million, primarily due to a 53% increase in wholesale vehicle unit sales volume. Same store wholesale vehicle gross profit loss remained flat during the nine months ended September 30, 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$22.7	$19.7	$3.0	15%
Acquisitions and closed stores	1.1	0.4	0.7	NM
Total as reported	$23.8	$20.1	$3.7	18%

Total Fixed Operations gross profit:
Same store	$10.6	$9.1	$1.5	16%
Acquisitions and closed stores	0.5	0.1	0.4	NM
Total as reported	$11.1	$9.2	$1.9	21%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$37.9	$35.2	$2.7	8%
Acquisitions and closed stores	3.5	1.4	2.1	150%
Total as reported	$41.4	$36.6	$4.8	13%

Total Fixed Operations gross profit:
Same store	$18.1	$16.4	$1.7	10%
Acquisitions and closed stores	1.4	0.6	0.8	133%
Total as reported	$19.5	$17.0	$2.5	15%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$3.3	$2.8	$0.5	18%
Warranty	1.4	1.1	0.3	27%
Wholesale parts	0.2	0.3	(0.1)	(33)%
Internal, sublet and other	18.9	15.9	3.0	19%
Total revenue	$23.8	$20.1	$3.7	18%

Gross profit
Customer pay	$1.6	$1.3	$0.3	23%
Warranty	1.0	0.8	0.2	25%
Wholesale parts	—	0.1	(0.1)	(100)%
Internal, sublet and other	8.5	7.0	1.5	21%
Total gross profit	$11.1	$9.2	$1.9	21%

Gross profit as a % of revenue
Customer pay	46.8%	44.8%	200	bps
Warranty	67.9%	73.9%	(600)	bps
Wholesale parts	23.6%	33.7%	(1,010)	bps
Internal, sublet and other	45.0%	44.3%	67	bps
Total gross profit as a % of revenue	46.7%	45.9%	80	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$7.2	$6.4	$0.8	13%
Warranty	4.1	2.8	1.3	46%
Wholesale parts	0.4	0.7	(0.3)	(43)%
Internal, sublet and other	29.7	26.7	3.0	11%
Total revenue	$41.4	$36.6	$4.8	13%

Gross profit
Customer pay	$2.9	$2.3	$0.6	26%
Warranty	2.8	2.2	0.6	27%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	13.7	12.3	1.4	11%
Total gross profit	$19.5	$17.0	$2.5	15%

Gross profit as a % of revenue
Customer pay	41.1%	35.5%	560	bps
Warranty	66.8%	78.6%	(1,180)	bps
Wholesale parts	23.4%	28.3%	(490)	bps
Internal, sublet and other	46.1%	46.1%	3	bps
Total gross profit as a % of revenue	47.1%	46.4%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Three months ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$3.0	$2.7	$0.3	11%
Warranty	1.2	1.1	0.1	9%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	18.4	15.7	2.7	17%
Total revenue	$22.7	$19.7	$3.0	15%

Gross profit
Customer pay	$1.4	$1.2	$0.2	17%
Warranty	0.9	0.8	0.1	13%
Wholesale parts	—	0.1	(0.1)	(100)%
Internal, sublet and other	8.3	7.0	1.3	19%
Total gross profit	$10.6	$9.1	$1.5	18%

Gross profit as a % of revenue
Customer pay	47.3%	44.8%	250	bps
Warranty	70.0%	73.9%	(390)	bps
Wholesale parts	26.8%	36.3%	(950)	bps
Internal, sublet and other	45.1%	44.6%	52	bps
Total gross profit as a % of revenue	46.9%	46.0%	90	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$6.0	$5.9	$0.1	2%
Warranty	3.4	2.8	0.6	21%
Wholesale parts	0.3	0.6	(0.3)	(50)%
Internal, sublet and other	28.2	25.9	2.3	9%
Total revenue	$37.9	$35.2	$2.7	8%

Gross profit
Customer pay	$2.6	$2.1	$0.5	24%
Warranty	2.4	2.2	0.2	9%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	13.0	11.9	1.1	9%
Total gross profit	$18.1	$16.4	$1.7	10%

Gross profit as a % of revenue
Customer pay	42.6%	35.2%	740	bps
Warranty	69.8%	78.8%	(900)	bps
Wholesale parts	23.3%	30.5%	(720)	bps
Internal, sublet and other	46.1%	45.9%	15	bps
Total gross profit as a % of revenue	47.7%	46.6%	110	bps
Same Store Powersports Segment Fixed Operations – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Same store Fixed Operations revenue increased approximately $3.0 million, or 15%, and same store Fixed Operations gross profit increased approximately $1.5 million, or 18%. Customer pay revenue increased approximately $0.3 million, or 11%, and customer pay gross profit increased approximately $0.2 million, or 17%. Warranty revenue increased approximately $0.1 million, or 9%, and warranty gross profit increased approximately $0.1 million, or 13%. Wholesale parts revenue decreased approximately $0.1 million, or 50%, and wholesale parts gross profit decreased approximately $0.1 million, or 100%. Internal, sublet and other revenue increased approximately $2.7 million, or 17%, and internal, sublet and other gross profit increased approximately $1.3 million, or 19%.
Same Store Powersports Segment Fixed Operations – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Same Store Fixed Operations revenue increased approximately $2.7 million, or 8%, and same store Fixed Operations gross profit increased approximately $1.7 million, or 10%. Customer pay revenue increased approximately $0.1 million or 2%, and customer pay gross profit increased approximately $0.5 million, or 24%. Warranty revenue increased approximately $0.6 million, or 21%, and warranty gross profit increased approximately $0.2 million, or 9%. Wholesale parts revenue decreased approximately $0.3 million, or 50%, and wholesale parts gross profit decreased approximately $0.1 million, or 50%. Internal, sublet and other revenue increased approximately $2.3 million, or 9%, and internal, sublet and other gross profit increased approximately $1.1 million, or 9%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$3.2	$2.3	$0.9	39%
Acquisitions and closed stores	0.1	—	0.1	NM
Total as reported	$3.3	$2.3	$1.0	43.5%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,125	$1,133	$(8)	(1)%
Reported	$1,066	$1,136	$(70)	(6)%

Total combined retail new and used vehicle unit sales:
Same store	2,822	1,988	834	42%
Acquisitions and closed stores	256	55	201	NM
Total as reported	3,078	2,043	1,035	51%
NM = Not Meaningful

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$6.4	$5.5	$0.9	16%
Acquisitions and closed stores	0.3	0.3	—	NM
Total as reported	$6.7	$5.8	$0.9	15.5%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,049	$1,128	$(79)	(7)%
Reported	$981	$1,157	$(176)	(15)%

Total combined retail new and used vehicle unit sales:
Same store	6,100	4,832	1,268	26%
Acquisitions and closed stores	760	180	580	NM
Total as reported	6,860	5,012	1,848	37%
NM = Not Meaningful

Our Powersports Segment reported F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$3.3	$2.3	$1.0	43%
Total combined retail new and used vehicle unit sales	3,078	2,043	1,035	51%
Gross profit per retail unit (excludes fleet)	$1,066	$1,136	$(70)	(6)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$6.7	$5.8	$0.9	16%
Total combined retail new and used vehicle unit sales	6,860	5,012	1,848	37%
Gross profit per retail unit (excludes fleet)	$981	$1,157	$(176)	(15)%
Our Powersports Segment same store F&I results were as follows:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$3.2	$2.3	$0.9	41%
Total combined retail new and used vehicle unit sales	2,822	1,988	834	42%
Gross profit per retail unit (excludes fleet)	$1,125	$1,133	$(8)	(1)%

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$6.4	$5.5	$0.9	17%
Total combined retail new and used vehicle unit sales	6,100	4,832	1,268	26%
Gross profit per retail unit (excludes fleet)	$1,049	$1,128	$(79)	(7)%
Same Store Powersports Segment F&I – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Same store F&I revenue increased approximately $0.9 million, or 41%, due primarily to a 42% increase in retail new and used vehicle unit sales volume. F&I gross profit per retail unit decreased $8 per unit, or 1%, to $1,125 per unit, due primarily to a decrease in gross profit per finance and service contracts.
Same store finance contract revenue increased 28%, due primarily to a 43% increase in combined new and used vehicle finance contract volume, offset partially by an 11% decrease in gross profit per finance contract. Service contract revenue increased 16%, due primarily to a 39% increase in retail new and used vehicle service contract unit sales volume, offset partially by a 16% decrease in gross profit per service contract. Other aftermarket contract revenue increased 113%, due primarily to a 31% increase in other aftermarket contract volume, a 63% increase in gross profit per other aftermarket contract, offset partially by a 210-basis point decrease in the other aftermarket contract penetration rate.
Same Store Powersports Segment F&I – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Same store F&I revenue increased approximately $0.9 million, or 17%, due primarily to a 26% increase in retail new and used vehicle unit sales volume, partially offset by a 7% decrease in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $79 per unit, or 7%, to $1,049 per unit, due primarily to a decrease in gross profit per finance and service contracts.
Same store finance contract revenue increased 12%, due primarily to a 30% increase in combined new and used vehicle finance contract volume, offset partially by a 14% decrease in gross profit per finance contract. Service contract revenue increased 3%, due primarily to a 22% increase in retail new and used vehicle service contract unit sales volume, offset partially by a 15% decrease in gross profit per service contract. Other aftermarket contract revenue increased 56%, driven primarily by a 27% increase in other aftermarket contract volume, a 23% increase in gross profit per other aftermarket contract, and a 20-basis point increase in the other aftermarket contract penetration rate.

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

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,834.0	$1,539.9	$294.1	19%
Fleet new vehicles	26.0	22.2	3.8	17%
Total new vehicles	1,860.0	1,562.1	297.9	19%
Used vehicles	796.7	701.4	95.3	14%
Wholesale vehicles	52.8	42.4	10.4	25%
Parts, service and collision repair	510.1	458.9	51.2	11%
Finance, insurance and other, net	147.6	122.4	25.2	21%
Franchised Dealerships Segment revenues	$3,367.2	$2,887.2	$480.0	17%

EchoPark Segment revenues:
Used vehicles	$439.2	$470.3	$(31.1)	(7)%
Wholesale vehicles	30.4	23.8	6.6	28%
Finance, insurance and other, net	52.9	50.8	2.1	4%
EchoPark Segment revenues	$522.5	$544.9	$(22.4)	(4)%

Powersports Segment revenues:
Retail new vehicles	$38.8	$26.9	$11.9	44%
Used vehicles	17.2	9.0	8.2	91%
Wholesale vehicles	1.0	1.1	(0.1)	(9)%
Parts, service and collision repair	23.8	20.1	3.7	18%
Finance, insurance and other, net	3.3	2.3	1.0	43%
Powersports Segment revenues	$84.1	$59.4	$24.7	42%

Total consolidated revenues	$3,973.8	$3,491.5	$482.3	14%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$60.8	$51.6	$9.2	18%
EchoPark Segment (3)	2.6	5.2	(2.6)	(50)%
Powersports Segment (4)	7.8	4.0	3.8	95%
Total segment income	$71.2	$60.8	$10.4	17%
Impairment charges	—	—	—	—%
Income before taxes	$71.2	$60.8	$10.4	17%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	56,822	52,331	4,491	9%
EchoPark Segment	16,353	17,757	(1,404)	(8)%
Powersports Segment	3,078	2,043	1,035	51%
Total retail new and used vehicle unit sales volume	76,253	72,131	4,122	6%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended September 30, 2025, amount includes approximately $2.8 million of pre-tax loss related to the disposal of franchises and approximately $0.7 million of pre-tax legal expenses. For the three months ended September 30, 2024, amount includes approximately $1.8 million of pre-tax charges related to excess compensation related to the CDK outage and approximately $1.5 million of pre-tax charges related to and storm damage.
(3)For the three months ended September 30, 2025, amount includes approximately $0.1 million of pre-tax loss on dispositions. For the three months ended September 30, 2024, amount includes approximately $2.3 million of pre-tax gain on dispositions of real estate.
(4)For the three months ended September 30, 2025, amount includes approximately $0.2 million of pre-tax charges related to dispositions.

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$5,110.1	$4,510.8	$599.3	13%
Fleet new vehicles	77.4	68.0	9.4	14%
Total new vehicles	5,187.5	4,578.8	608.7	13%
Used vehicles	2,287.3	2,162.8	124.5	6%
Wholesale vehicles	165.1	139.1	26.0	19%
Parts, service and collision repair	1,462.5	1,333.2	129.3	10%
Finance, insurance and other, net	422.5	366.3	56.2	15%
Franchised Dealerships Segment revenues	$9,524.9	$8,580.2	$944.7	11%

EchoPark Segment revenues:
Used vehicles	$1,340.3	$1,402.0	$(61.7)	(4)%
Wholesale vehicles	83.2	74.4	8.8	12%
Finance, insurance and other, net	167.4	145.2	22.2	15%
EchoPark Segment revenues	$1,590.9	$1,621.6	$(30.7)	(2)%

Powersports Segment revenues:
Retail new vehicles	$85.1	$64.4	$20.7	32%
Used vehicles	31.2	17.6	13.6	77%
Wholesale vehicles	2.1	2.3	(0.2)	(9)%
Parts, service and collision repair	41.4	36.6	4.8	13%
Finance, insurance and other, net	6.7	5.8	0.9	16%
Powersports Segment revenues	$166.5	$126.7	$39.8	32%

Total consolidated revenues	$11,282.3	$10,328.5	$953.8	9%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$244.4	$168.0	$76.4	45%
EchoPark Segment (3)	24.6	6.1	18.5	303%
Powersports Segment (4)	4.3	2.3	2.0	87%
Total segment income	$273.3	$176.4	$96.9	55%
Impairment charges (5)	(173.8)	(2.4)	(171.4)	(7142)%
Income before taxes	$99.6	$174.0	$(74.4)	(43)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	163,382	155,474	7,908	5%
EchoPark Segment	51,893	52,379	(486)	(1)%
Powersports Segment	6,860	5,012	1,848	37%
Total retail new and used vehicle unit sales volume	222,135	212,865	9,270	4%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the nine months ended September 30, 2025, amount includes $40.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $5.0 million of pre-tax charges related to storm damage, approximately $165.9 million of non-cash pre-tax franchise asset impairment charges, approximately $5.5 million of pre-tax loss related to dispositions, and approximately $0.7 million of pre-tax legal expenses. For the nine months ended September 30, 2024, amount includes approximately $13.0 million of pre-tax charges related to excess compensation related to the CDK outage, approximately $5.1 million of pre-tax charges related to storm damage, approximately $2.2 million of pre-tax charges for severance and long-term compensation expense and approximately $1.0 million of non-cash pre-tax impairment charges related to property and equipment. Due to rounding, segment level financial data may not sum to consolidated results.
(3)For the nine months ended September 30, 2025, amount includes approximately $0.9 million of pre-tax gain on dispositions and approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale. For the nine months ended September 30, 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $1.4 million of non-cash pre-tax impairment charges related to property and equipment, approximately $2.9 million of pre-tax gain on acquisitions and dispositions and approximately $0.4 million of pre-tax charges related to excess compensation related to the CDK outage. Due to rounding, segment level financial data may not sum to consolidated results.
(4)For the nine months ended September 30, 2025, amount includes approximately $1.1 million of pre-tax loss related to dispositions, approximately $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges, and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges. Due to rounding, segment level financial data may not sum to consolidated results. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the nine months ended September 30, 2025, amount includes approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment, $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges for the Powersports Segment, and approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment. For the nine months ended September 30, 2024, amount includes approximately $1.4 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment and approximately $1.0 million of non-cash pre-tax impairment charges for the Franchised Dealerships Segment. Due to rounding, segment level financial data may not sum to consolidated results.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$283.5	$252.2	$(31.3)	(12)%
Advertising	26.4	21.5	(4.9)	(23)%
Rent	13.3	8.9	(4.4)	(49)%
Other	128.4	109.5	(18.9)	(17)%
Total SG&A expenses	$451.6	$392.1	$(59.5)	(15)%

SG&A expenses as a % of gross profit:
Compensation	46.1%	46.4%	30	bps
Advertising	4.3%	4.0%	(30)	bps
Rent	2.2%	1.6%	(60)	bps
Other	20.8%	20.1%	(70)	bps
Total SG&A expenses as a % of gross profit	73.4%	72.1%	(130)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$806.8	$750.3	$(56.5)	(8)%
Advertising	74.6	65.5	(9.1)	(14)%
Rent	33.4	25.9	(7.5)	(29)%
Other	329.7	335.7	6.0	2%
Total SG&A expenses	$1,244.5	$1,177.4	$(67.1)	(6)%

SG&A expenses as a % of gross profit:
Compensation	45.2%	46.3%	110	bps
Advertising	4.2%	4.0%	(20)	bps
Rent	1.9%	1.6%	(30)	bps
Other	18.5%	20.8%	230	bps
Total SG&A expenses as a % of gross profit	69.8%	72.7%	290	bps
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Overall SG&A expenses increased in dollar amount and increased as a percentage of gross profit, primarily due to higher compensation expenses as a result of higher gross profit levels. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, due to higher overall gross profit and based on the variable nature of our sales associate pay plans. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships as a result of acquisitions from the fourth quarter of 2024 as well as newly acquired leased dealerships during the current year. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to higher information technology and maintenance expenses.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Franchised Dealerships Segment, SG&A expenses for the three months ended September 30, 2025 included approximately $2.8 million of pre-tax loss related to dispositions, and $0.7 million of pre-tax legal expenses. For the Franchised Dealerships Segment, SG&A expenses for the three months ended September 30, 2024 included approximately $1.8 million of pre-tax charges related to excess compensation as a result of the CDK outage and approximately $1.5 million of pre-tax charges related to storm damage. For the EchoPark Segment, SG&A expenses for the three months ended September 30, 2025 included approximately $0.1 million of pre-tax loss on dispositions. For the EchoPark Segment, SG&A expenses for the three months ended September 30, 2024 included approximately $2.3 million of pre-tax gain on real estate dispositions. For the Powersports Segment, SG&A expenses for the three months ended September 30, 2025 included approximately $0.2 million of pre-tax loss related to dispositions.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Overall SG&A expenses increased in dollar amount but decreased as a percentage of gross profit, primarily due to higher compensation expense as a result of higher gross profit levels, partially offset by a $40.0 million benefit from cyber insurance proceeds recorded in other SG&A expenses. Compensation expense increased in dollar amount but decreased as a percentage of gross profit, based on the variable nature of our sales associate pay plans and higher gross profit levels. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships as a result of acquisitions from the fourth quarter of 2024 as well as newly acquired leased dealerships during the current year. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to the benefit of cyber insurance proceeds.
For the Franchised Dealerships Segment, SG&A expenses for the nine months ended September 30, 2025 included approximately $40.0 million of pre-tax benefit from cyber insurance proceeds related to the CDK outage in the second quarter of 2024, approximately $5.0 million of pre-tax charges related to storm damage, approximately $5.5 million of pre-tax charges related to dispositions, and approximately $0.7 million of pre-tax legal expenses. For the Franchised Dealership Segment, SG&A expenses for the nine months ended September 30, 2024, included approximately $11.0 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $5.1 million of pre-tax charges related to storm damage, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense. For the EchoPark Segment, SG&A expenses for the nine months ended September 30, 2025 included approximately $0.9 million of pre-tax gain on dispositions. For the EchoPark Segment, SG&A expenses for the nine months ended September 30, 2024 included approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.9 million of pre-tax gain on real estate dispositions, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to indefinite suspension of operations at certain EchoPark locations, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For the Powersports Segment, SG&A expenses for the nine months ended September 30, 2025 included approximately $1.1 million of pre-tax loss related to dispositions.
Impairment Charges – Consolidated
There were no impairment charges for the three months ended September 30, 2025. Impairment charges were approximately $173.8 million for the nine months ended September 30, 2025. These charges primarily reflect the results of our annual franchise asset impairment test as of April 30, 2025, which required an impairment charge of $172.4 million. There were no impairment charges for the three months ended September 30, 2024. Impairment charges were approximately $2.4 million for the nine months ended September 30, 2024, and were related to pre-tax property and equipment charges for the EchoPark and Franchised Dealerships Segments.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense increased approximately $3.3 million, or 9%, and $10.5 million, or 9%, during the three and nine months ended September 30, 2025, due primarily to completed construction projects and purchases of fixed assets for use in our franchised dealerships.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Floor Plan – Consolidated
We typically maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) that earns interest income based on the used floor plan interest rate, effectively reducing net used vehicle floor plan interest expense. The floor plan deposit balance was $175.0 million and $400.0 million as of September 30, 2025 and September 30, 2024, respectively, and was $340.0 million and $345.0 million as of December 31, 2024 and December 31, 2023, respectively. Our interest expense, floor plan fluctuates with changes in our outstanding borrowings and associated interest rates, which are variable based on one-month Term SOFR or the U.S. prime rate, plus credit spreads specified in the applicable agreements.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Interest expense, floor plan for new vehicles decreased $2.5 million. The average interest rate applied to the new vehicle floor plan decreased in the three months ended September 30, 2025, driving interest expense down $3.7 million. The average new vehicle floor plan notes payable balance increased $70.7 million, increasing interest expense by $1.2 million.
Interest expense, floor plan for used vehicles increased $3.5 million, including the effect of a decrease in interest income earned on the floor plan deposit balance, resulting in an increase to net interest expense of $4.6 million. Excluding that effect, interest expense, floor plan for used vehicles decreased $1.1 million. The average interest rate applied to the used vehicle floor plan decreased in the three months ended September 30, 2025, driving $0.8 million of that decrease. The average used vehicle floor plan notes payable balance decreased $14.9 million, driving $0.3 million of that decrease.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Interest expense, floor plan for new vehicles decreased $5.7 million. The average interest rate applied to the new vehicle floor plan decreased in the nine months ended September 30, 2025, driving $10.6 million of the net decrease. The average new vehicle floor plan notes payable balance increased $101.7 million, offsetting $4.9 million of the overall decrease.
Interest expense, floor plan for used vehicles increased $2.5 million including the effect of interest income earned on the floor plan deposit balance, which increased net interest expense $5.5 million. Excluding that effect, interest expense, floor plan for used vehicles decreased $3.0 million. The average interest rate applied to the used vehicle floor plan decreased in the nine months ended September 30, 2025, driving $2.6 million of that decrease. The average used vehicle floor plan notes payable balance decreased $7.5 million, driving $0.4 million of that decrease.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Stated/coupon interest	$20.2	$23.3	$3.1	13%
Deferred loan cost amortization	1.4	1.4	—	—%
Interest rate hedge expense (benefit)	—	0.1	0.1	100%
Capitalized interest	(0.6)	(0.7)	(0.1)	(14)%
Interest on finance lease liabilities	6.2	5.6	(0.6)	(11)%
Other interest	0.3	0.1	(0.2)	(200)%
Total interest expense, other, net	$27.5	$29.8	$2.3	8%

	Nine Months Ended September 30,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Stated/coupon interest	$61.0	$68.5	$7.5	11%
Deferred loan cost amortization	4.1	4.2	0.1	2%
Interest rate hedge expense (benefit)	0.1	0.3	0.2	67%
Capitalized interest	(1.8)	(2.2)	(0.4)	(18)%
Interest on finance lease liabilities	18.3	16.7	(1.6)	(10)%
Other interest	0.8	0.6	(0.2)	(33)%
Total interest expense, other, net	$82.5	$88.1	$5.6	6%

Interest expense, other, net decreased approximately $2.3 million, or 8%, during the three months ended September 30, 2025, and decreased approximately $5.6 million, or 6%, during the nine months ended September 30, 2025. These decreases primarily resulted from a comparatively lower interest rate environment in the current year.
Income Taxes
The overall effective income tax rate was 34.3% and 27.9% for the three and nine months ended September 30, 2025, respectively, and a benefit of 22.0% and expense of 9.6% for the three and nine months ended September 30, 2024, respectively. The effective income tax rate in the three and nine months ended September 30, 2025 was impacted by the effect of the non-cash impairment charges related to indefinite lived franchise assets, the effect of certain permanent items on relatively low pre-tax income amounts and discrete tax charges booked in the current year quarter. During the three month period ended September 30, 2024, Sonic recognized a $31.0 million discrete tax benefit associated with the impairment of franchise assets in 2022 resulting in a favorable rate impact of 51.0% and 17.8% for the three and nine months ended September 30, 2024 respectively. Sonic’s effective income tax rate generally varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to service debt, meet lease obligations, manage working capital requirements, make facility and other capital improvements, pay dividends on our common stock, finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan facilities, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected by business performance and could result in failure to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of September 30, 2025, we had approximately $409.8 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.

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
We had the following liquidity resources available as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$89.4	$44.0
Floor plan deposit balance	175.0	340.0
Availability under the Revolving Credit Facility	306.5	338.5
Availability under the Mortgage and Sidecar Facilities	244.1	139.1
Total available liquidity resources	$815.0	$861.6
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing net used vehicle floor plan interest expense. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to settle principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $175.0 million as of September 30, 2025 and $340.0 million as of December 31, 2024 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
Floor Plan Facilities
The weighted-average interest rates for our combined new and used vehicle floor plan facilities were 5.65% and 6.60% for the three months ended September 30, 2025 and 2024, respectively, and 5.66% and 6.66% for the nine months ended September 30, 2025 and 2024, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rates for our combined new and used vehicle floor plan facilities were 5.67% and 6.68% for the three months ended September 30, 2025 and 2024, respectively, and 5.70% and 6.72% for the nine months ended September 30, 2025 and 2024, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $17.3 million and $16.7 million in manufacturer assistance in the three months ended September 30, 2025 and 2024, respectively, and approximately $49.3 million and $45.7 million in manufacturer assistance in the nine months ended September 30, 2025 and 2024, respectively. We recognized in cost of sales approximately $17.2 million and $16.3 million in manufacturer assistance in the three months ended September 30, 2025 and 2024, respectively, and $49.0 million and $46.8 million in manufacturer assistance in the nine months ended September 30, 2025 and 2024, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles.
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
Capital expenditures in the nine months ended September 30, 2025 were approximately $112.6 million, including approximately $109.3 million related to our Franchised Dealerships Segment, approximately $1.1 million related to our EchoPark Segment and approximately $2.2 million related to our Powersports Segment. Of the total capital expenditures, approximately $62.2 million was related to facility construction projects, approximately $13.3 million was related to acquisitions of real estate (land and buildings) and approximately $37.1 million was for other fixed assets utilized in our operations.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the $112.6 million in gross capital expenditures in the nine months ended September 30, 2025 was funded through existing cash balances. As of September 30, 2025, commitments for facility construction projects and aircraft totaled approximately $114.6 million, nearly all of which is expected to be completed or paid in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended September 30, 2025, we did not repurchase any shares of our Class A Common Stock. During the nine months ended September 30, 2025, we repurchased approximately 0.7 million shares of our Class A Common Stock for approximately $44.1 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of September 30, 2025, our total remaining share repurchase authorization was approximately $208.2 million. Under the Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2025, we had approximately $409.8 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended September 30, 2025, our Board of Directors approved a cash dividend of $0.38 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2025, which was paid on October 15, 2025. Subsequent to September 30, 2025, our Board of Directors approved a $0.38 per share on all outstanding shares of Class A and Class B Common Stock as of December 15, 2025 to be paid on January 15, 2026. The Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of September 30, 2025, we had approximately $409.8 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the nine months ended September 30, 2025 was approximately $500.5 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities. Net cash provided by operating activities in the nine months ended September 30, 2024 was approximately $21.5 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities, offset partially by an increase in inventories and other assets.
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
Net cash provided by combined trade and non-trade floor plan financing was approximately $222.1 million in the nine months ended September 30, 2025. Net cash provided by combined trade and non-trade floor plan financing was approximately $107.4 million in the nine months ended September 30, 2024. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $729.7 million and $121.1 million in the nine months ended September 30, 2025 and 2024, respectively.
Cash Flows from Investing Activities – Net cash used in investing activities in the nine months ended September 30, 2025 was approximately $494.3 million. This use of cash was comprised primarily of the purchase of businesses, net of cash acquired, and land, property and equipment. Net cash used in investing activities in the nine months ended September 30, 2024 was approximately $87.0 million. This use of cash was comprised primarily of the purchase of land, property and equipment, partially offset by the proceeds from the sale of land, property and equipment and the proceeds from the sales of dealerships.

Cash Flows from Financing Activities – Net cash provided by financing activities in the nine months ended September 30, 2025 was approximately $39.2 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade, partially offset by payments on long-term debt, purchases of treasury stock and payments of dividends. Net cash provided by financing activities in the nine months ended September 30, 2024 was approximately $54.2 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade.
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

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$46.8				$74.2
Provision for income taxes				24.4				(13.4)
Income (loss) before taxes	$60.8	$2.6	$7.8	$71.2	$51.6	$5.2	$4.0	$60.8
Non-floor plan interest (1)	24.7	0.4	0.7	25.8	27.1	0.7	0.6	28.4
Depreciation & amortization (2)	36.3	5.1	1.4	42.9	32.8	5.3	1.2	39.3
Stock-based compensation expense	5.8	—	—	5.8	5.5	—	—	5.5
Impairment charges	—	—	—	—	—	—	—	—
Cyber insurance proceeds	—	—	—	—	—	—	—	—
Acquisition and disposition related (gain) loss	2.8	0.1	0.2	3.0	—	(2.3)	—	(2.3)
Storm damage charges	—	—	—	—	1.5	—	—	1.5
Excess compensation related to CDK outage	—	—	—	—	1.8	—	—	1.8
Loss (gain) on legal settlements	0.7	—	—	0.7	—	—	—	—
Adjusted EBITDA (3)	$131.1	$8.2	$10.1	$149.4	$120.3	$8.9	$5.8	$135.0
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$71.8				$157.4
Provision for income taxes				27.8				16.6
Income (loss) before taxes	$78.5	$24.4	$(3.3)	$99.6	$167.0	$4.7	$2.3	$174.0
Non-floor plan interest (1)	74.3	1.3	2.1	77.7	79.8	2.0	1.9	83.7
Depreciation & amortization (2)	107.1	15.4	3.9	126.4	95.8	16.3	3.1	115.2
Stock-based compensation expense	17.3	—	—	17.3	15.8	—	—	15.8
Loss (gain) on exit of leased dealerships	—	—	—	—	—	(3.0)	—	(3.0)
Impairment charges	165.9	0.2	7.6	173.8	1.0	1.4	—	2.4
Loss on debt extinguishment	—	—	—	—	0.6	—	—	0.6
Severance and long-term compensation charges	—	—	—	—	2.2	2.9	—	5.1
Cyber insurance proceeds	(40.0)	—	—	(40.0)	—	—	—	—
Acquisition and disposition related (gain) loss	5.5	(0.9)	1.1	5.6	(0.3)	(3.3)	—	(3.6)
Storm damage charges	5.0	—	—	5.0	5.1	—	—	5.1
Excess compensation related to CDK outage	—	—	—	—	13.0	0.4	—	13.4
Closed store accrued expenses	—	—	—	—	—	2.1	—	2.1
Loss (gain) on legal settlements	0.7	—	—	0.7	—	—	—	—
Adjusted EBITDA (3)	$414.3	$40.4	$11.4	$466.1	$380.0	$23.5	$7.3	$410.8
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
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of September 30, 2025, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $2.7 million. Future sublease payments expected to be received related to these lease payments were approximately $2.6 million at September 30, 2025.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $3.0 million as of September 30, 2025 and $2.2 million as of December 31, 2024. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2025.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate debt, which includes our floor plan facilities, the Revolving Credit Facility, and the Mortgage and Sidecar Facilities, exposes us to risks caused by fluctuations in interest rates. The total net outstanding balance of our variable rate debt was $2.1 billion at September 30, 2025. Based on that amount, a 1.0% change in the underlying interest rates would affect interest expense by $16.2 million over a nine month period. Of that amount, $13.8 million would result from the floor plan, net of offset.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

Insider Trading Arrangements

On July 30, 2025, Heath R. Byrd, Sonic’s Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Byrd’s trading plan, which has a duration of one year commencing upon the expiration of the applicable mandatory cooling-off period under Rule 10b5-1, provides for the sale of up to 14,587 shares of Sonic’s Class A Common Stock, subject to volume and pricing limits.

None of our other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2025.

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

SONIC AUTOMOTIVE, INC.

October 23, 2025	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

October 23, 2025	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer