Form 10-K
period 2025-12-31
SONIC AUTOMOTIVE INC
filed 2026-02-23
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________

FORM 10-K
___________________________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.6 billion based upon the closing sales price of the registrant’s Class A Common Stock on June 30, 2025 of $79.93 per share. The registrant has no non-voting common equity.
As of February 6, 2026, there were 21,546,494 shares of Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•the rate and timing of our recovery from past cybersecurity incidents and the impact of future cybersecurity incidents and other disruptions to our information systems on our business;
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

SONIC AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

SONIC AUTOMOTIVE, INC.
PART I
Item 1.  Business.
Sonic Automotive, Inc. was incorporated in Delaware in 1997. References to “Sonic,” the “Company,” “we,” “us” or “our” used throughout this Annual Report on Form 10-K refer to Sonic Automotive, Inc. and its subsidiaries. We are one of the largest automotive retailers in the United States (the “U.S.”) (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2025: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2025, we operated 111 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment, and 14 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 134 new vehicle franchises (representing 24 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores and operates in 10 states. The Powersports Segment consists of 41 franchises at 14 locations (11 full-service dealerships and three authorized retail outlets) in three states.
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
The majority of our revenue is related to our Franchised Dealerships Segment. In 2025, Franchised Dealerships Segment revenue represented approximately 85.0% of total revenue (compared to 83.9% in 2024). In 2025, EchoPark Segment revenue represented approximately 13.7% of total revenue (compared to 15.0% in 2024). In 2025, Powersports Segment revenue represented approximately 1.3% of total revenue (compared to 1.1% in 2024). See Note 14, “Segment Information,” to the accompanying consolidated financial statements for additional financial information regarding our three reportable segments.

SONIC AUTOMOTIVE, INC.
Our Business

The following charts depict the multiple sources of revenue and gross profit for the year ended December 31, 2025:
As of December 31, 2025, we operated in the following states:

Market	Number of Stores in Franchised Dealerships Segment	Number of Stores in EchoPark Segment	Number of Stores in Powersports Segment	Percent of 2025 Total Revenue
Texas	27	6	7	26.2%
California	23	1	—	24.6%
Colorado	7	3	—	7.8%
Tennessee	9	1	—	7.4%
Florida	9	—	—	5.9%
Alabama	7	1	—	4.6%
North Carolina	3	2	2	4.2%
Georgia	5	1	—	4.0%
Idaho	3	—	—	3.3%
Maryland	4	—	—	1.8%
Virginia	1	—	—	1.8%
Nevada	2	1	—	1.8%
South Carolina	2	—	—	1.4%
Indiana	3	—	—	1.1%
Missouri	3	1	—	1.1%
New Mexico	1	—	—	0.7%
New York	1	—	—	0.3%
Arizona	—	1	—	0.5%
South Dakota	—	—	5	0.4%
Louisiana	1	—	—	0.4%
Disposed stores and holding companies	—	—	—	0.7%
Total	111	18	14	100.0%

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
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand	2025	2024	2023
Luxury:
BMW	23%	25%	25%
Mercedes	13%	14%	14%
Land Rover	7%	5%	4%
Lexus	6%	5%	5%
Audi	5%	5%	6%
Porsche	4%	4%	4%
Cadillac	4%	2%	2%
Other luxury (1)	1%	3%	3%
Total Luxury	63%	63%	63%
Mid-line Import:
Honda	11%	11%	10%
Toyota	9%	9%	9%
Volkswagen	1%	2%	2%
Other mid-line imports (2)	2%	1%	2%
Total Mid-line Import	23%	23%	23%
Domestic:
General Motors (3)	6%	6%	6%
Chrysler Dodge Jeep RAM	5%	4%	4%
Ford	3%	4%	4%
Total Domestic	14%	14%	14%
Total	100%	100%	100%
(1)Includes Alfa Romeo, Infiniti, Jaguar, Maserati, MINI, Polestar and Volvo.
(2)Includes Hyundai, Mazda, Nissan and Subaru.
(3)Includes Buick, Chevrolet and GMC.

SONIC AUTOMOTIVE, INC.
Business Strategy
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
Certified Pre-Owned Vehicles. Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle, which we believe increases our potential to retain the pre-owned purchaser as a future parts and service customer. As CPO vehicles can only be sold by franchised dealerships and CPO warranty repair work can only be performed at franchised dealerships, we believe CPO vehicles add to our unit sales volume and will increase our Fixed Operations business over the long term.
Maintain Diverse Revenue Streams. We have multiple revenue streams across our three operating segments. In addition to new vehicle sales, our revenue sources include used vehicle sales (including through our EchoPark Segment), which we believe are generally less sensitive to economic cycles, production challenges and other factors that may affect new vehicle sales. Our Powersports Segment further diversifies our vehicle sales offerings to include motorcycles, personal watercraft and all-terrain vehicles. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and generally are not as sensitive to economic conditions as new or used vehicle sales. We also offer guests assistance in obtaining third-party financing and a range of automobile-related third-party warranty, insurance and other aftermarket products.
Execute Our EchoPark Segment Strategy. We have developed a diversified business model by augmenting our manufacturer-franchised dealership operations with our EchoPark pre-owned vehicle specialty retail business. Our EchoPark business generally operates independently from our franchised dealerships business (except for certain shared back-office functions and corporate overhead costs) and offers consumers a modern omnichannel guest experience and a wide selection of quality pre-owned vehicle inventory at low prices. Sales operations for EchoPark began in 2014, and, as of December 31, 2025, we operated 18 stores in the EchoPark Segment in 10 states. Under our current EchoPark long-term growth strategy, we plan to continue to enhance our nationwide EchoPark distribution network to reach 90% of the U.S. population at maturity.
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

SONIC AUTOMOTIVE, INC.
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
Optimize Our Capital Structure. As part of our cash management strategy, we periodically repurchase shares of our Class A Common Stock in open-market or structured transactions to maintain our targeted capital structure. In addition to allowing us to return capital to our stockholders, stock repurchases offset dilution caused by the exercise of stock options and the vesting of equity compensation awards. We regularly review repurchase activity and consider a number of factors in determining when to execute repurchases, including, but not limited to, historical and projected results of operations, the current economic environment and the market price of our Class A Common Stock. During 2025, we repurchased approximately 1.3 million shares of our Class A Common Stock for approximately $82.4 million. As of December 31, 2025, our total remaining share repurchase authorization was approximately $169.9 million.
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
Optimize Our Brand Portfolio. Our long-term growth and acquisition strategy is primarily focused on acquiring desirable businesses in markets that meet certain strategic criteria for population growth and vehicle registration rates, among other considerations including shifts in consumer preferences. A majority of our franchised dealerships are either luxury or mid-line import brands. For 2025, approximately 86% of our total new vehicle revenue was generated by luxury and mid-line import dealerships, which typically have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels than other brand categories. We actively evaluate acquisition opportunities and other strategic transactions that we believe will strengthen or diversify our brand portfolio.
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

SONIC AUTOMOTIVE, INC.
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
While in any individual period conditions may vary, historically we have acquired a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, in addition to third-party vehicle auctions. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental car companies. The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; lease return rates; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and automotive auctions. According to industry sources, there were approximately 298.7 million light vehicles in operation in the U.S. as of December 31, 2025. During calendar year 2025, approximately 16.3 million new cars and 38.4 million used cars were sold in the U.S.
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

SONIC AUTOMOTIVE, INC.
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

Name	Age	Position(s) and Office(s) with Sonic
David Bruton Smith	51	Chairman and Chief Executive Officer
Jeff Dyke	58	President and Director
Heath R. Byrd	59	Executive Vice President and Chief Financial Officer
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
Human Capital Resources
As of December 31, 2025, we had approximately 11,000 employees, which we refer to as associates or teammates, and with whom we strive to maintain good relationships, which benefit both our Company and our teammates. Approximately 200 of our associates, primarily service technicians in northern California, are represented by a labor union. Although only a small percentage of our associates is represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.
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
During the COVID-19 pandemic, the gross profit per unit for new and used vehicles increased above historic levels due to shortages in the availability of new and used vehicle inventory. In the years following the pandemic, gross profit per unit normalized and, while remaining higher than historic levels before the COVID-19 pandemic, has trended downwards as inventory, particularly for new vehicles, has become more readily available. If gross profit per unit continues to decline, as we anticipate it may, it could adversely affect our business and results of operation.
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
A reduction in the availability of, or access to, sources of desirable, high-quality used vehicle inventory could have a material adverse effect on our business, sales and results of operations at all of our locations. In recent years, we have experienced low used vehicle inventory availability at wholesale auction and from off-lease turn-ins, which led to an increase in the cost to acquire high-quality used vehicle inventory. To the extent that used vehicle inventory levels are low (compared to historical levels) and the costs to acquire high-quality inventory are high, we may experience decreased sales volume and margins on sales of our used vehicle inventory, which may have a material negative impact on our business, results of operations and profitability, particularly in the EchoPark Segment.
We obtain a significant percentage of our used vehicle inventory through our proprietary trade-in appraisal system as this sourcing outlet is generally more profitable and more convenient for our guests and potential guests. A significant portion of our used vehicle inventory is sourced through trade-ins for purchases of new vehicles. Accordingly, if we fail to make appraisal offers in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire used vehicle inventory and increase the risk of loss of business to our competitors. Loss of sale, involving trades and insufficient levels of inventory, could also force us to purchase a greater percentage of used vehicle inventory from third-party wholesale auctions, which is generally less profitable due to high bidding costs and additional costs associated with transporting the acquired used vehicles to our store locations. Our inability to source high-quality used vehicle inventory from third-party auctions could reduce the demand for our used vehicle inventory offerings. See “Competition among automotive retailers and the use of the internet in automotive retail may reduce our profit margins on vehicle sales and related businesses” above in this “Item 1A. Risk Factors” for further discussion.
Used vehicle inventory is subject to depreciation risk. Accordingly, if we develop excess inventory, the inability to liquidate such inventory at prices that allow us to meet desirable profit margins or to recover our costs could have a material adverse effect on our results of operations.

SONIC AUTOMOTIVE, INC.
RISK FACTORS

Our business is dependent on global economies and supply chains that could be adversely affected by natural and man-made disasters, adverse weather and public health crises.
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
A significant portion of vehicle buyers finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In the event that interest rates are at elevated levels or rise, lenders tighten their credit standards, or there is a decline in the availability of credit in the consumer lending market, the costs of financing could influence consumer buying decisions and the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, revenues and profitability.
Our business may be adversely affected by tariffs, import product restrictions and foreign trade risks that may impair our ability to sell the products that we offer profitably.
A significant portion of our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the U.S. As a result, our operations are subject to risks of importing merchandise, including import duties or tariffs, exchange controls, trade restrictions, fluctuations in the relative values of currencies, work stoppages, supply chain disruptions, production delays, inflation, increases in interest rates, and general political and socioeconomic conditions in other countries. In addition, armed conflict and increased international political or economic instability, including the escalation of trade tensions as a result of economic sanctions imposed in the U.S. or otherwise, may cause disruptions to foreign and domestic supply chains and manufacturing operations or result in price increases that adversely impact automotive manufacturers or our business. In 2025, the U.S. government announced the imposition of various tariffs, including tariffs targeting imported automobiles and automobile parts and other tariffs on goods from specific countries and trading blocs. The U.S. has been targeted with reciprocal tariffs and other retaliatory actions in response. Although the implementation of many of these tariffs and retaliatory measures have been paused or delayed and negotiations and the state of international trade policy and relations continue to evolve, these tariffs, and other quotas, duties, tariffs or other restrictions, or adjustments to presently existing quotas, duties or tariffs in the future, imposed by the U.S. or the countries from which our products are imported, may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices, which may negatively affect affordability to consumers of certain vehicles and reduce demand for certain vehicle makes and models.

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
Changes in consumer demand toward fuel-efficient hybrid vehicles, plug-in hybrid electric vehicles and battery electric vehicles, and resulting shifts by manufacturers to meet demand, could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.
Variability in consumer behavior, volatile fuel prices and the availability of manufacturer initiatives and federal and state tax credits and incentives to increase the use of fuel-efficient and electric vehicles have affected and may continue to affect consumer preferences for new and used vehicles. In recent years, manufacturers increased production focus on the manufacture of fuel-efficient hybrid vehicles, plug-in hybrid electric vehicles (“PHEVs”) and battery electric vehicles (“BEVs”). Subsequently, the supply of BEVs exceeded actual demand, which resulted in rising inventory levels and declines in new vehicle margins as dealers attempted to match inventory levels with consumer demand. While the expiration of the federal tax credit on certain electric vehicles on September 30, 2025 resulted in a higher rate of electric vehicle sales during 2025, many manufacturers have significantly curtailed their expansion of PHEV and BEV production. The inability of manufacturers to produce such vehicles at levels consistent with the overall level of customer demand actually experienced, or our inability to tailor our inventory levels and sales practices to meet fluctuations in demand for these vehicles, could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.
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
We have invested and expect to continue to invest in new business strategies, services and technologies, including our EchoPark and powersports businesses. Such endeavors involve significant risks and uncertainties, including allocating management time and resources away from our other operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.
Our ability to make acquisitions, execute our growth strategy for each of our business segments and grow organically may be restricted by our ability to obtain capital, the terms of the instruments governing our long-term debt and the need to obtain consent from manufacturers.
We intend to finance future real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A Common Stock, overall market conditions or certain covenants under the instruments that govern our long-term debt that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. In recent years, financial markets have experienced elevated interest rates, which may make it more difficult for us to obtain financing on attractive terms. Using cash to complete acquisitions or to invest in our expansion plans could substantially limit our operating and financial flexibility.
The amount of capital presently available to us is limited to the liquidity available under our existing debt agreements and cash flows generated through operating activities. Pursuant to the Credit Facilities (as defined below), we are restricted from making dealership acquisitions without lender consent in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts. Our ability to obtain additional sources of financing may be limited by the fact that substantially all of the assets of our dealerships are pledged to secure the indebtedness under the Credit Facilities and the Silo Floor Plan Facilities (as defined below). These pledges may impede our ability to borrow from other sources. The pace and scale of the growth of our businesses may be limited in the event other sources of capital are unavailable.
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

In recent years, certain manufacturers whose new vehicles we sell have implemented an “agency” model of selling new vehicles in certain European markets, which is intended to facilitate sales directly by the manufacturer to the customer, using the existing franchised dealership as a logistics and delivery partner. Under current agency models, franchised dealerships receive a fee or similar compensation for facilitating the sale by the manufacturer of a new vehicle, but the purchased new vehicle would not be held in inventory. The timing and extent of further implementation and evaluating the relative success of agency sales models in European markets are uncertain and difficult to predict. Further, it is difficult to predict whether such a model may be adopted by manufacturers or permitted by state laws in the U.S. Adoption of this sales model by manufacturers in the geographic markets in which we operate could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For 2025, approximately 18% of our Fixed Operations revenues was for work covered by manufacturer warranties and complimentary maintenance programs. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty repair work, our Fixed Operations revenues and margins could be adversely affected.
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
Events such as stop-sale orders, labor strikes or other disruptions in production, including those caused by natural disasters or cybersecurity incidents, which may adversely affect a manufacturer may also adversely affect us. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled due to supply chain disruptions or other delays, which may occur during critical periods of new product introductions, could limit sales of those vehicles during those periods. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public perception may adversely affect our ability to sell their automobiles and, as a result, significantly and detrimentally affect our business and results of operations.
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
As of December 31, 2025, our total outstanding indebtedness was $3.5 billion, which includes floor plan notes payable, long-term debt and short-term debt.
We have up to $350.0 million of maximum borrowing availability under an amended and restated syndicated revolving credit facility (the “Revolving Credit Facility”) and up to $$2.1 billion of maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”). As of December 31, 2025, we had $300.3 million available for additional borrowings under the Revolving Credit Facility based on the applicable borrowing base calculation, which is affected by numerous factors, including eligible asset balances. We are permitted to borrow under the Revolving Credit Facility only if, at the time of the borrowing, we can provide all representations and warranties and are in compliance with all financial and other covenants contained therein. We have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated captive finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as the Floor Plan Facilities. As of December 31, 2025, we had $95.0 million of total availability for revolving loans under a real estate-based credit agreement entered into in November 2019 (the “Mortgage Facility”). In addition, our 4.625% Senior Notes due 2029 (the “4.625% Notes”), our 4.875% Senior Notes due 2031 (the “4.875% Notes”), our real estate-based credit agreement entered into in December 2024 (the “Sidecar Facility”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
A significant number of our dealership properties are subject to long-term lease arrangements that commonly have initial terms of 10 to 20 years with renewal options generally ranging from five to 10 years. Many of these leases require compliance with financial and operating covenants similar to those under the Credit Facilities and require monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying consolidated financial statements.
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
The instruments that govern our long-term indebtedness contain certain provisions that may cause all or a substantial portion of the outstanding principal amount of our indebtedness to become immediately due and payable. The Credit Facilities, the Mortgage Facility and the Sidecar Facility, the indentures governing the 4.625% Notes and the 4.875% Notes, and many of our leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a cross default and acceleration of our repayment obligations under the other agreements or prevent us from borrowing under such other agreements. If a default or cross default were to occur, we may not be able to pay our debts or to borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations because of acceleration and cross-default provisions and the value of our common stock would be materially adversely affected. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements.
Moreover, many of our mortgage notes’ principal and interest payments are based on an amortization period that extends beyond the maturity dates of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2026 to 2031. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates.
In addition, upon the occurrence of a change of control (as defined in the indentures governing the 4.625% Notes and the 4.875% Notes), holders of such notes will have the right to require us to purchase all or any part of such holders’ notes at an applicable premium. The events that constitute a change of control under the indentures governing the 4.625% Notes and the 4.875% Notes may also constitute a default under the Credit Facilities, the Mortgage Facility and the Sidecar Facility. The agreements or instruments governing any future debt that we may incur may contain similar provisions regarding repurchases in the event of a change of control triggering event.
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
To reduce our exposure to interest rate fluctuations, we have entered into, and in the future may enter into, certain derivative instruments (or hedging agreements). As of December 31, 2025, we had interest rate cap agreements related to a portion of our Secured Overnight Financing Rate (“SOFR”)-based variable rate debt to limit our exposure to rising interest rates. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements. We intend to hedge as much of our interest rate exposure as management determines is in our best interest based on potential volatility and the cost of such hedging transactions.
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
Our Chairman and Chief Executive Officer, David Bruton Smith, as well as Marcus G. Smith and B. Scott Smith, also serve as directors of Speedway Motorsports. Further, the Smith family and certain trusts, the beneficiaries of which are members of the Smith family, directly and indirectly control a substantial majority of the voting power of our company’s outstanding voting stock.
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
Our business is heavily dependent on consumer demand and preferences. Retail new vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. In recent years, we experienced an imbalance between consumer demand for new vehicles and available supply of new vehicle inventory due to supply chain disruptions and manufacturing delays. However, vehicle availability has largely recovered, and as inventory levels build, profit margins may be adversely affected. Retail vehicle sales cycles are often correlated with changes in overall economic conditions, consumer confidence, the level of discretionary personal income and credit availability. Deterioration in any of these conditions from current levels may have a material adverse effect on our retail business, particularly sales of new and used automobiles. Recently, the U.S. economy experienced elevated levels of inflation, tariff pressures, heightened interest rates and volatile gasoline and automobile insurance prices, which, combined with higher vehicle prices, have created affordability challenges for our consumers. In the event that the cost to consumers remains elevated, or increases further, consumers may be less willing to purchase vehicles. In addition, our business may be adversely affected by isolated unfavorable conditions or events in our local markets. Due to the provisions and terms contained in our franchise or dealer agreements or operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties, if permitted at all. In addition, severe or sustained changes in gasoline prices or overall shifts in consumer sentiment toward alternative fuel vehicles may lead to a shift in consumer buying patterns. Availability of preferred models may not exist in sufficient quantities to satisfy consumer demand and allow our stores to meet sales expectations.

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
Although we continue to work with CDK and other information technology vendors to take steps to strengthen our systems infrastructure, there can be no assurance that we will not be affected by another cyberattack or other cybersecurity incident affecting our information systems, including those provided to us by third parties. We remain exposed to the risk of additional interruptions of service or loss of access to systems (including our internal or externally hosted business applications) supporting our critical business functions and processes, which may negatively affect our ability to deliver vehicles or complete transactions with customers; unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data; disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; additional costs and expenses; and damage to our reputation. Any cybersecurity breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, lost sales or damage to our reputation, and otherwise cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.
We may be subject to substantial withdrawal liability assessments in the future related to a multiemployer pension plan to which certain of our dealerships make contributions pursuant to collective bargaining agreements.
Three of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended. Three of our dealership subsidiaries actively contribute to the AI Pension Plan under collective bargaining agreements with the IAM. These subsidiaries employ approximately 170 individuals, which constitutes less than 2% of our total workforce. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary had issued a certification that the AI Pension Plan was in critical status. In conjunction with the AI Pension Plan’s critical status, all participating employers were required to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2023, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2023, with the projected pension liability underfunded by approximately $1.0 billion and projected to become insolvent in the 2032 plan year. In July 2023, the Pension Benefit Guaranty Corporation approved an application by the AI Pension Plan for special financial assistance in the amount of approximately $1.1 billion to address the underfunded status of the plan. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Goodwill and other intangible assets are subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually on April 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill and other intangible assets more thoroughly under the heading “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A significant amount of our goodwill is related to our franchised dealerships reporting unit, and we have significant other intangible assets associated with acquisitions of franchised dealerships. If we determine that the amount of our goodwill or other intangible assets is impaired at any point in time, we are required to reduce the balances recorded on our balance sheet. If goodwill or other intangible assets are impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill or other intangible assets occurs. As of December 31, 2025, our balance sheet reflected a carrying amount of approximately $421.8 million in goodwill and approximately $454.1 million in other intangible assets, net.
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
We have experienced cybersecurity incidents in the past and may continue to experience them in the future, whether directly or through our supply chain or other channels. In 2024, CDK, a third-party provider of certain of our information systems, experienced a cybersecurity incident that resulted in temporary suspension of certain of the systems used by us, including our dealer management system (the “DMS”), our customer relationship management system (the “CRM”) and other systems that support sales, inventory and accounting functions (collectively with the DMS and CRM the “Affected Systems”). Access to the Affected Systems was restored by July 31, 2024, and we implemented internal risk assessment and data validation procedures before resuming full operations. This incident adversely affected our business and results of operations during the second and third fiscal quarters of 2024. Since that event, we have been working with CDK and other information technology vendors to take steps to strengthen our systems infrastructure, and our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents. However, there is no guarantee that another cyber incident would not materially affect our business strategy, results of operations or financial condition. See “General Risk Factors” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
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

SONIC AUTOMOTIVE, INC.
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
We lease a significant number of the properties utilized by our dealership operations from affiliates of Capital Automotive Real Estate Services, Inc. and other individuals and entities. Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for the Credit Facilities, the Mortgage Facility and Sidecar Facility or other mortgage financing arrangements. We believe that our facilities are adequate for our current needs.
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
As of February 6, 2026, there were 21,546,494 shares of our Class A Common Stock and 12,029,375 shares of our Class B Common Stock outstanding. As of February 6, 2026, there were 516 record holders of the Class A Common Stock and two record holders of the Class B Common Stock. The closing stock price for the Class A Common Stock on February 6, 2026 was $62.46.
Our Board of Directors issued four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $1.46 per share, $1.25 per share and $1.16 per share for each of the years ended December 31, 2025, 2024 and 2023, respectively. Subsequent to December 31, 2025, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.38 per share for stockholders of record on March 13, 2026 to be paid on April 15, 2026. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements and the heading “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of dividends and for a description of restrictions on the payment of dividends.
Issuer Purchases of Equity Securities
The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
October 2025	0.2	$63.73	0.2	$196.7
November 2025	0.4	$62.76	0.4	$169.9
December 2025	—	$61.86	—	$169.9
Total	0.6		0.6
(1) On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to December 31, 2025	(330.1)
Current remaining availability as of December 31, 2025	$169.9

SONIC AUTOMOTIVE, INC.
Item 6. [Reserved]

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. For comparison and discussion of our results of operations for the year ended December 31, 2024 (“2024”) to our results of operations for the year ended December 31, 2023 (“2023”), please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for 2024.
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
Unless otherwise noted, all discussion of increases or decreases are for the year ended December 31, 2025 (“2025”) compared to 2024. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a reported basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2025: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2025, we operated 111 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment, and 14 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 134 new vehicle franchises (representing 24 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores operating in 10 states. The Powersports Segment consists of 41 franchises at 14 locations (11 full-service dealerships and three authorized retail outlets) in three states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) unit sales volume was approximately 16.3 million vehicles in 2025, an increase of 1%, compared to approximately 16.1 million vehicles in 2024, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2026 new vehicle industry volume will be between 15.8 million vehicles (a decrease of 3% compared to 2025) and 16.5 million vehicles (an increase of 1% compared to 2025). The effects of interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2026 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR increased 4%, to approximately 13.6 million vehicles, in 2025, from approximately 13.1 million vehicles in 2024.
CDK Outage
On June 19, 2024, CDK Global (“CDK”), a third-party provider of certain information systems, notified us that CDK had suspended certain systems used by us in response to a cybersecurity incident impacting CDK (the “CDK outage”). This outage adversely affected our business and results of operations during the second and third quarters of 2024. We estimate the disruption from the CDK outage negatively impacted reported income before taxes by approximately $47.2 million during 2024 which includes approximately $13.4 million in additional compensation expenses incurred as a result of the incident. In connection with the CDK outage, we recognized $10.0 million in pre-tax income from cyber insurance proceeds during the three months ended December 31, 2024 and $40.0 million in pre-tax income from cyber insurance proceeds during 2025, which were recorded as a reduction to selling, general and administrative expenses.
Impairment Charges
Impairment charges were approximately $173.8 million and $3.9 million in 2025 and 2024, respectively. Impairment charges for 2025 included approximately $165.9 million in the Franchised Dealerships Segment related to indefinite lived franchise assets, approximately $0.2 million in the EchoPark Segment related to property held for sale, and approximately $7.6 million in the Powersports Segment related to indefinite lived franchise assets. Impairment charges for 2024 included approximately $2.7 million in the EchoPark Segment related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decisions to indefinitely suspend operations at certain EchoPark locations, and approximately $1.2 million of property and equipment impairment charges related to the Franchised Dealerships Segment.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2024 and 2025, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Unless otherwise noted, all discussion of increases or decreases are for 2025 compared to 2024. The following discussion is on a same store basis (which excludes results from disposed stores), except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Same store retail new vehicle revenue increased 5% in 2025, primarily driven by a 2% increase in retail new vehicle unit sales volume, driven in part by an increase in consumer demand for electric vehicles ahead of expiration of the federal tax credit in the third quarter of 2025, combined with a 2% increase in retail new vehicle average selling price. Retail new vehicle gross profit decreased 7% in 2025, due primarily to increased price competition resulting from increasing levels of available inventory and higher inventory invoice cost, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $310 per unit, or 9%, to $3,094 per unit. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 48 days as of December 31, 2025, compared to 46 days as of December 31, 2024.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store retail used vehicle revenue increased 3% in 2025, driven by a 3% increase in retail used vehicle average selling price. Retail used vehicle gross profit increased 2% in 2025, primarily due to higher retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit increased $25 per unit, or 2%, to $1,516 per unit in 2025, due primarily to higher retail used vehicle average selling price. Same store wholesale vehicle gross loss worsened by approximately $4.5 million, to a gross loss of $8.8 million during 2025, due primarily to a $188 per unit, or 91%, worsening of wholesale vehicle gross loss per unit as a result of changes in pricing and demand for vehicles at wholesale auction. We generally focus on maintaining used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 days as of both December 31, 2025 and 2024.
Same store Fixed Operations revenue increased 6%, driven primarily by increased service capacity as a result of additional technician headcount and higher parts and labor costs that were passed along to consumers. Fixed Operations gross profit increased 8% in 2025, driven primarily by higher warranty revenue contribution and higher warranty gross margin. Fixed Operations gross margin increased 60 basis points, to 51.0%, in 2025, driven primarily by an increase in warranty revenue contribution and higher warranty gross margin.
Same store F&I revenue increased 9% in 2025, driven by a 7% increase in F&I gross profit per retail unit and a 1% increase in retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $174 per unit, or 7%, to $2,551 per unit in 2025, driven by changes in the mix of F&I products sold.
EchoPark Segment
Unless otherwise noted, all discussion of increases or decreases are for 2025 compared to 2024. The following discussion is on a reported basis, except where otherwise noted as being on a same market basis. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition.
Reported total revenues decreased 3% in 2025, driven primarily by a 3% decrease in average retail used vehicle selling price and a 1% decrease in total vehicle unit sales volume (retail used vehicles and wholesale vehicles combined). Reported total gross profit increased 13% in 2025, primarily due to a 15% increase in combined retail used vehicle and F&I gross profit per unit.
Same market total revenues decreased 2% in 2025, attributable to a 2% decrease in retail used vehicle unit sales volume, coupled with a 3% decrease in average selling price per used retail unit. Same market total gross profit increased 12% in 2025, driven primarily by a 14% increase in combined retail used vehicle and F&I gross profit per unit.
Reported retail used vehicle revenue decreased 5%, due to a 3% decrease in average retail used vehicle unit selling prices and a 2% decrease in retail used vehicle unit sales volume. F&I revenue increased 13% in 2025, driven primarily by a 15% increase in F&I gross profit per retail unit, partially offset by a 2% decrease in total retail units in 2025. Reported combined retail used vehicle and F&I gross profit per unit increased $455 per unit, or 15%, to $3,484 per unit in 2025, primarily due to the increase in F&I revenue.
Reported wholesale vehicle gross loss worsened by approximately $0.5 million, to a gross loss of approximately $1.8 million in 2025, primarily due to a worsening in wholesale vehicle gross loss of $30 per unit, or 27%, during 2025. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported used vehicle inventory days’ supply in our EchoPark Segment was approximately 40 days as of December 31, 2025, as compared to 38 days as of December 31, 2024
Powersports Segment
Unless otherwise noted, all discussion of increases or decreases are for 2025 compared to 2024. The following discussion is on a reported basis, except where otherwise noted as being on a same store basis. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported retail new vehicle revenue increased 29% in 2025, primarily driven by a 21% increase in retail new vehicle unit sales volume, coupled with a 6% increase in retail new vehicle average selling price. Reported retail new vehicle gross profit increased 37% in 2025, as a result of higher retail new vehicle unit sales volume and higher retail new vehicle gross profit per unit. Reported retail new vehicle gross profit per unit increased $337 per unit, or 12%, to $3,050 per unit, due primarily to higher retail new vehicle average selling price.
Same store retail new vehicle revenue increased 19% in 2025, primarily driven by a 11% increase in retail new vehicle unit sales volume, coupled with a 7% increase in retail new vehicle average selling price. Retail new vehicle gross profit increased 24% in 2025, as a result of the increase in retail new vehicle unit sales volume and increase in retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $319 per unit, or 12%, to $3,032 per unit, due primarily to the increase in retail new vehicle unit sales volume. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 140 days as of December 31, 2025, compared to 178 days as of December 31, 2024, varying based on manufacturer production levels and consumer demand.
Reported retail used vehicle revenue increased 70% in 2025, primarily driven by a 54% increase in retail used vehicle unit sales volume, coupled with a 10% increase in retail used vehicle average selling price. Reported retail used vehicle gross profit increased 28% in 2025, as a result of higher retail used vehicle unit sales volume. Reported retail used vehicle gross profit per unit decreased $417 per unit, or 17%, to $1,980 per unit, primarily due to higher inventory costs.
Same store used vehicle revenue increased 61% in 2025, primarily driven by a 49% increase in retail used vehicle unit sales volume, coupled with a 9% increase in retail used vehicle average selling price. Retail used vehicle gross profit increased 22% in 2025, as a result of higher retail used vehicle unit sales volume. Retail used vehicle gross profit per unit decreased $437 per unit, or 18%, to $1,982 per unit, primarily due to higher inventory costs. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 121 days as of December 31, 2025, compared to 139 days as of December 31, 2024. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75- to 100-day range, depending on seasonality (typically the second and third quarter has more demand and lower days’ supply compared to the first and fourth quarters).
Reported Fixed Operations revenue increased 12% and Fixed Operations gross profit increased 15% in 2025, driven primarily by higher repair order volume as a result of acquisitions. Fixed Operations gross margin increased 150 basis points to 47.5% in 2025, driven primarily by an increase in warranty revenue contribution and customer pay gross margin.
Same store Fixed Operations revenue increased 7% and Fixed Operations gross profit increased 13% in 2025, driven primarily by higher repair order volume. Fixed Operations gross margin increased 240 basis points to 48.0% in 2025, driven primarily by an increase in customer pay gross margin.
Reported F&I revenue increased 15% in 2025, driven primarily by a 33% increase in combined retail new and used vehicle unit sales volume, slightly offset by a 12% decrease in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $133 per unit, or 12%, to $959 per unit in 2025.
Same store F&I revenue increased 16% in 2025, driven primarily by a 24% increase in combined retail new and used vehicle unit sales volume, offset partially by a 5% decrease in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $54 per unit, or 5%, to $1,019 per unit in 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table summarizes the percentages of total revenues represented by certain items reflected in our consolidated statements of operations:

	Percentage of Total Revenues
	Year Ended December 31,
	2025	2024	2023
Revenues:
New vehicles	47.2%	46.4%	44.5%
Used vehicles	32.2%	33.6%	36.3%
Wholesale vehicles	2.1%	2.0%	2.2%
Parts, service and collision repair	13.3%	13.0%	12.2%
Finance, insurance and other, net	5.2%	5.0%	4.8%
Total revenues	100.0%	100.0%	100.0%
Cost of sales	84.3%	84.6%	84.4%
Gross profit	15.7%	15.4%	15.6%
Selling, general and administrative expenses	11.1%	11.1%	11.1%
Impairment charges	1.1%	—%	0.6%
Depreciation and amortization	1.1%	1.1%	1.0%
Operating income	2.4%	3.2%	2.9%
Interest expense, floor plan	0.6%	0.6%	0.5%
Interest expense, other, net	0.7%	0.8%	0.8%
Income (loss) before taxes	1.1%	1.8%	1.7%
Provision for income taxes - benefit (expense)	0.4%	0.3%	0.4%
Net income (loss)	0.8%	1.5%	1.2%
Note: Rounding may cause the sum of percentages to differ from the totals shown.

Results of Operations - Consolidated
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2024 and 2025, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. retail new vehicle industry volume, fleet new vehicle industry volume, and total new vehicle industry volume were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	% Change
	(In millions of vehicles)
U.S. industry volume - Retail new vehicle (1)	13.6	13.1	4%
U.S. industry volume - Fleet new vehicle	2.7	3.0	(10)%
U.S. industry volume - Total new vehicle (1)	16.3	16.1	1%

(1) Source: PIN from J.D. Power

We currently estimate the 2026 new vehicle industry volume will be between 15.8 million vehicles (a decrease of 3% compared to 2025) and 16.5 million vehicles (an increase of 1% compared to 2025). The effects of availability of new and used vehicle inventory, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, natural disasters or other unforeseen circumstances could cause the actual 2026 new vehicle industry volume to vary from expectations.
Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$7,047.4	$6,507.5	$539.9	8%
Fleet new vehicle revenue	101.5	95.3	6.2	7%
Total new vehicle revenue	$7,148.9	$6,602.8	$546.1	8%

Retail new vehicle gross profit	$383.3	$388.4	$(5.1)	(1)%
Fleet new vehicle gross profit	1.7	3.0	(1.3)	(43)%
Total new vehicle gross profit	$385.0	$391.4	$(6.4)	(2)%

Retail new vehicle unit sales	121,124	115,694	5,430	5%
Fleet new vehicle unit sales	1,991	1,805	186	10%
Total new vehicle unit sales	123,115	117,499	5,616	5%

Revenue per new retail unit	$58,184	$56,247	$1,937	3%
Revenue per new fleet unit	$50,971	$52,786	$(1,815)	(3)%
Total revenue per new unit	$58,067	$56,194	$1,873	3%

Gross profit per new retail unit	$3,165	$3,358	$(193)	(6)%
Gross profit per new fleet unit	$869	$1,636	$(767)	(47)%
Total gross profit per new unit	$3,127	$3,331	$(204)	(6)%

Retail gross profit as a % of revenue	5.4%	6.0%	(60)	bps
Fleet gross profit as a % of revenue	1.7%	3.1%	(140)	bps
Total new vehicle gross profit as a % of revenue	5.4%	5.9%	(50)	bps

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
Our consolidated reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$4,872.6	$4,780.1	$92.5	2%
Gross profit	$181.1	$170.7	$10.4	6%
Unit sales	175,280	173,257	2,023	1%
Revenue per unit	$27,799	$27,590	$209	1%
Gross profit per unit	$1,033	$985	$48	5%
Gross profit as a % of revenue	3.7%	3.6%	10	bps
For further analysis of used vehicle results on a segment basis, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles - Consolidated
Wholesale vehicle revenues are influenced by several factors, including retail new and used vehicle unit sales volume, associated trade-in volume, and short-term, temporary, and seasonal fluctuations in wholesale auction pricing. In recent years, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) will continue to return toward long-term normalized levels in the long run, but may continue to experience volatility into 2026 or beyond. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$314.1	$287.1	$27.0	9%
Gross profit (loss)	$(11.2)	$(6.0)	$(5.2)	(87)%
Unit sales	34,982	32,223	2,759	9%
Revenue per unit	$8,978	$8,910	$68	1%
Gross profit (loss) per unit	$(321)	$(186)	$(135)	(73)%
Gross profit (loss) as a % of revenue	(3.6)%	(2.1)%	(150)	bps
For further analysis of wholesale vehicle results on a segment basis, see the tables and discussion under the headings “Wholesale Vehicles - Franchised Dealerships Segment,” “Wholesale Vehicles - EchoPark Segment” and “Wholesale Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$921.5	$846.8	$74.7	9%
Warranty	356.4	290.1	66.3	23%
Wholesale parts	193.0	194.0	(1.0)	(1)%
Internal, sublet and other	548.2	515.6	32.6	6%
Total revenue	$2,019.1	$1,846.5	$172.6	9%

Gross profit
Customer pay	$514.3	$472.8	$41.5	9%
Warranty	223.1	178.0	45.1	25%
Wholesale parts	33.1	34.5	(1.4)	(4)%
Internal, sublet and other	258.6	243.6	15.0	6%
Total gross profit	$1,029.1	$928.9	$100.2	11%

Gross profit as a % of revenue
Customer pay	55.8%	55.8%	—	bps
Warranty	62.6%	61.4%	120	bps
Wholesale parts	17.2%	17.8%	(60)	bps
Internal, sublet and other	47.2%	47.2%	(3)	bps
Total gross profit as a % of revenue	51.0%	50.3%	70	bps
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
Our consolidated reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$798.9	$707.8	$91.1	13%
Total combined retail new and used vehicle unit sales	296,404	288,951	7,453	3%
Gross profit per retail unit (excludes fleet)	$2,695	$2,450	$245	10%

For further analysis of F&I results on a segment basis, see the tables and discussion under the headings “F&I - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “F&I - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Results of Operations - Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of several franchised dealership stores in 2024 and 2025, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the tables and discussion on the following pages for a comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$6,696.7	$6,397.8	$298.9	5%
Acquisitions, open points, dispositions and holding company	245.2	27.7	217.5	NM
Total as reported	$6,941.9	$6,425.5	$516.4	8%

Fleet new vehicle revenue:
Same store	$99.5	$94.9	$4.6	5%
Acquisitions, open points, dispositions and holding company	2.0	0.4	1.6	NM
Total as reported	$101.5	$95.3	$6.2	7%

Total new vehicle revenue:
Same store	$6,796.2	$6,492.7	$303.5	5%
Acquisitions, open points, dispositions and holding company	247.2	28.1	219.1	NM
Total as reported	$7,043.4	$6,520.8	$522.6	8%

Retail new vehicle gross profit:
Same store	$350.2	$377.0	$(26.8)	(7)%
Acquisitions, open points, dispositions and holding company	17.4	(0.1)	17.5	NM
Total as reported	$367.6	$376.9	$(9.3)	(2)%

Fleet new vehicle gross profit:
Same store	$1.8	$3.0	$(1.2)	(40)%
Acquisitions, open points, dispositions and holding company	(0.1)	—	(0.1)	NM
Total as reported	$1.7	$3.0	$(1.3)	(43)%

Total new vehicle gross profit:
Same store	$352.0	$380.0	$(28.0)	(7)%
Acquisitions, open points, dispositions and holding company	17.3	(0.1)	17.4	NM
Total as reported	$369.3	$379.9	$(10.6)	(3)%

Retail new vehicle unit sales:
Same store	113,181	110,770	2,411	2%
Acquisitions, open points, dispositions and holding company	2,800	680	2,120	NM
Total as reported	115,981	111,450	4,531	4%

Fleet new vehicle unit sales:
Same store	1,972	1,797	175	10%
Acquisitions, open points, dispositions and holding company	19	8	11	NM
Total as reported	1,991	1,805	186	10%

Total new vehicle unit sales:
Same store	115,153	112,567	2,586	2%
Acquisitions, open points, dispositions and holding company	2,819	688	2,131	NM
Total as reported	117,972	113,255	4,717	4%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$6,941.9	$6,425.5	$516.4	8%
Fleet new vehicle revenue	101.5	95.3	6.2	7%
Total new vehicle revenue	$7,043.4	$6,520.8	$522.6	8%

Retail new vehicle gross profit	$367.6	$376.9	$(9.3)	(2)%
Fleet new vehicle gross profit	1.7	3.0	(1.3)	(43)%
Total new vehicle gross profit	$369.3	$379.9	$(10.6)	(3)%

Retail new vehicle unit sales	115,981	111,450	4,531	4%
Fleet new vehicle unit sales	1,991	1,805	186	10%
Total new vehicle unit sales	117,972	113,255	4,717	4%

Revenue per new retail unit	$59,854	$57,654	$2,200	4%
Revenue per new fleet unit	$50,971	$52,786	$(1,815)	(3)%
Total revenue per new unit	$59,704	$57,576	$2,128	4%

Gross profit per new retail unit	$3,170	$3,382	$(212)	(6)%
Gross profit per new fleet unit	$869	$1,636	$(767)	(47)%
Total gross profit per new unit	$3,131	$3,354	$(223)	(7)%

Retail gross profit as a % of revenue	5.3%	5.9%	(60)	bps
Fleet gross profit as a % of revenue	1.7%	3.1%	(140)	bps
Total new vehicle gross profit as a % of revenue	5.2%	5.8%	(60)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$6,696.7	$6,397.8	$298.9	5%
Fleet new vehicle revenue	99.5	94.9	4.6	5%
Total new vehicle revenue	$6,796.2	$6,492.7	$303.5	5%

Retail new vehicle gross profit	$350.2	$377.0	$(26.8)	(7)%
Fleet new vehicle gross profit	1.8	3.0	(1.2)	(40)%
Total new vehicle gross profit	$352.0	$380.0	$(28.0)	(7)%

Retail new vehicle unit sales	113,181	110,770	2,411	2%
Fleet new vehicle unit sales	1,972	1,797	175	10%
Total new vehicle unit sales	115,153	112,567	2,586	2%

Revenue per new retail unit	$59,168	$57,758	$1,410	2%
Revenue per new fleet unit	$50,476	$52,798	$(2,322)	(4)%
Total revenue per new unit	$59,019	$57,678	$1,341	2%

Gross profit per new retail unit	$3,094	$3,404	$(310)	(9)%
Gross profit per new fleet unit	$909	$1,646	$(737)	(45)%
Total gross profit per new unit	$3,057	$3,376	$(319)	(9)%

Retail gross profit as a % of revenue	5.2%	5.9%	(70)	bps
Fleet gross profit as a % of revenue	1.8%	3.1%	(130)	bps
Total new vehicle gross profit as a % of revenue	5.2%	5.9%	(70)	bps
Same store retail new vehicle revenue increased 5%, primarily due to a 2% increase in retail new vehicle unit sales volume and a 2% increase in retail new vehicle average selling price. Retail new vehicle gross profit decreased approximately $26.8 million, or 7%, as a result of lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $310 per unit, or 9%, to $3,094 per unit, primarily due to increased price competition as a result of higher levels of available inventory, particularly electric vehicles, than in the prior year and higher inventory invoice costs. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 48 and 46 days as of December 31, 2025 and 2024, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$2,995.0	$2,902.3	$92.7	3%
Acquisitions, open points, dispositions and holding company	92.0	17.5	74.5	NM
Total as reported	$3,087.0	$2,919.8	$167.2	6%

Retail used vehicle gross profit:
Same store	$154.0	$150.9	$3.1	2%
Acquisitions, open points, dispositions and holding company	3.8	(0.7)	4.5	NM
Total as reported	$157.8	$150.2	$7.6	5%

Retail used vehicle unit sales:
Same store	101,587	101,220	367	—%
Acquisitions, open points, dispositions and holding company	2,615	756	1,859	NM
Total as reported	104,202	101,976	2,226	2%
NM = Not Meaningful
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$3,087.0	$2,919.8	$167.2	6%
Gross profit	$157.8	$150.2	$7.6	5%
Unit sales	104,202	101,976	2,226	2%
Revenue per unit	$29,625	$28,632	$993	3%
Gross profit per unit	$1,514	$1,473	$41	3%
Gross profit as a % of revenue	5.1%	5.1%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$2,995.0	$2,902.3	$92.7	3%
Gross profit	$154.0	$150.9	$3.1	2%
Unit sales	101,587	101,220	367	—%
Revenue per unit	$29,482	$28,674	$808	3%
Gross profit per unit	$1,516	$1,491	$25	2%
Gross profit as a % of revenue	5.1%	5.2%	(10)	bps
Same Store Retail used vehicle revenue increased approximately $92.7 million, or 3%, driven primarily by a 3% increase in retail used vehicle average selling price. Retail used vehicle gross profit increased approximately $3.1 million, or 2%, primarily driven by a $25 per unit, or 2% increase in retail used vehicle gross profit per unit.
On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 31 days as of both December 31, 2025 and 2024.
Wholesale Vehicles - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$197.8	$187.7	$10.1	5%
Acquisitions, open points, dispositions, and holding company	9.2	1.2	8.0	NM
Total as reported	$207.0	$188.9	$18.1	10%

Total wholesale vehicle gross profit (loss):
Same store	$(8.8)	$(4.3)	$(4.5)	(105)%
Acquisitions, open points, dispositions, and holding company	(0.5)	(0.3)	(0.2)	NM
Total as reported	$(9.3)	$(4.6)	$(4.7)	(102)%

Total wholesale vehicle unit sales:
Same store	22,233	20,809	1,424	7%
Acquisitions, open points, dispositions, and holding company	635	209	426	NM
Total as reported	22,868	21,018	1,850	9%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$207.0	$188.9	$18.1	10%
Gross profit (loss)	$(9.3)	$(4.6)	$(4.7)	(102)%
Unit sales	22,868	21,018	1,850	9%
Revenue per unit	$9,051	$8,987	$64	1%
Gross profit (loss) per unit	$(409)	$(214)	$(195)	(91)%
Gross profit (loss) as a % of revenue	(4.5)%	(2.4)%	(210)	bps
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$197.8	$187.7	$10.1	5%
Gross profit (loss)	$(8.8)	$(4.3)	$(4.5)	(105)%
Unit sales	22,233	20,809	1,424	7%
Revenue per unit	$8,899	$9,018	$(119)	(1)%
Gross profit (loss) per unit	$(395)	$(207)	$(188)	(91)%
Gross profit (loss) as a % of revenue	(4.4)%	(2.3)%	(210)	bps
Same store wholesale vehicle revenue increased $10.1 million, or 5%, driven primarily by a 7% increase in wholesale vehicle unit sales volume, offset slightly by a 1% decrease in wholesale vehicle revenue per unit in 2025. Wholesale vehicle gross loss worsened by approximately $4.5 million, driven primarily by a $188 per unit worsening in wholesale vehicle gross loss per unit during 2025.
Fixed Operations - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$1,903.9	$1,794.8	$109.1	6%
Acquisitions, open points, dispositions and holding company	66.3	8.1	58.2	NM
Total as reported	$1,970.2	$1,802.9	$167.3	9%

Total Fixed Operations gross profit:
Same store	$971.4	$903.9	$67.5	7%
Acquisitions, open points, dispositions and holding company	34.5	5.0	29.5	NM
Total as reported	$1,005.9	$908.9	$97.0	11%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$912.8	$839.0	$73.8	9%
Warranty	351.1	286.3	64.8	23%
Wholesale parts	192.4	193.2	(0.8)	—%
Internal, sublet and other	513.9	484.4	29.5	6%
Total revenue	$1,970.2	$1,802.9	$167.3	9%

Gross profit
Customer pay	$510.7	$470.0	$40.7	9%
Warranty	219.6	175.1	44.5	25%
Wholesale parts	33.0	34.2	(1.2)	(4)%
Internal, sublet and other	242.6	229.6	13.0	6%
Total gross profit	$1,005.9	$908.9	$97.0	11%

Gross profit as a % of revenue
Customer pay	55.9%	56.0%	(10)	bps
Warranty	62.5%	61.2%	130	bps
Wholesale parts	17.1%	17.7%	(60)	bps
Internal, sublet and other	47.2%	47.4%	(19)	bps
Total gross profit as a % of revenue	51.1%	50.4%	70	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$886.0	$835.9	$50.1	6%
Warranty	333.8	284.5	49.3	17%
Wholesale parts	184.7	192.7	(8.0)	(4)%
Internal, sublet and other	499.4	481.7	17.7	4%
Total revenue	$1,903.9	$1,794.8	$109.1	6%

Gross profit
Customer pay	$494.5	$468.4	$26.1	6%
Warranty	208.8	174.3	34.5	20%
Wholesale parts	31.4	34.1	(2.7)	(8)%
Internal, sublet and other	236.7	227.1	9.6	4%
Total gross profit	$971.4	$903.9	$67.5	8%

Gross profit as a % of revenue
Customer pay	55.8%	56.0%	(20)	bps
Warranty	62.6%	61.3%	130	bps
Wholesale parts	17.0%	17.7%	(70)	bps
Internal, sublet and other	47.4%	47.1%	25	bps
Total gross profit as a % of revenue	51.0%	50.4%	60	bps
Fixed Operations revenue increased approximately $109.1 million, or 6%, and Fixed Operations gross profit increased approximately $67.5 million, or 8%. Customer pay gross profit increased approximately $26.1 million, or 6%, warranty gross profit increased approximately $34.5 million, or 20%, wholesale parts gross profit decreased approximately $2.7 million, or 8%, and internal, sublet and other gross profit increased approximately $9.6 million, or 4%. Results have been positively impacted by increased capacity realized through our efforts to hire and retain additional service technicians. As a result, we expect to continue to see growth in Fixed Operations revenues and gross profit in 2026.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I - Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$547.8	$503.8	$44.0	9%
Acquisitions, open points, dispositions and holding company	23.7	3.0	20.7	NM
Total as reported	$571.5	$506.8	$64.7	13%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,551	$2,377	$174	7%
Reported	$2,596	$2,374	$222	9%

Total combined retail new and used vehicle unit sales:
Same store	214,768	211,990	2,778	1%
Acquisitions, open points, dispositions and holding company	5,415	1,436	3,979	NM
Total as reported	220,183	213,426	6,757	3%
NM = Not Meaningful
Our Franchised Dealerships Segment reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$571.5	$506.8	$64.7	13%
Total combined retail new and used vehicle unit sales	220,183	213,426	6,757	3%
Gross profit per retail unit (excludes fleet)	$2,596	$2,374	$222	9%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$547.8	$503.8	$44.0	9%
Total combined retail new and used vehicle unit sales	214,768	211,990	2,778	1%
Gross profit per retail unit (excludes fleet)	$2,551	$2,377	$174	7%
Same store F&I revenue increased $44.0 million, or 9%, primarily due to a 7% increase in F&I gross profit per retail unit and a 1% increase in combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $174 per unit, or 7%, to $2,551 per unit, primarily due to higher gross profit per finance contract and per service contract and increased penetration rates for finance, service and other aftermarket contracts.
Same store finance contract revenue increased 8%, primarily due to a 6% increase in gross profit per finance contract and a 2% increase in finance contract volume. The increase in finance contract volume is due to a 1% increase in total retail unit sales and a 30 basis point increase in the finance contract penetration rate. Service contract revenue increased 7%, primarily due to a 3% increase in gross profit per service contract and a 4% increase in service contract volume. The increase in service contract volume is due to a 1% increase in total retail unit sales and a 100 basis point increase in the service contract penetration rate. Other aftermarket contract revenue increased 2%, driven primarily by a 2% increase in other aftermarket contract volume. The increase in other aftermarket contract volume is due to a 1% increase in total retail unit sales and a 70 basis point increase in the other aftermarket contract penetration rate.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$1,747.8	$1,828.3	$(80.5)	(4)%
New markets/closed markets	—	9.7	(9.7)	NM
Total as reported	$1,747.8	$1,838.0	$(90.2)	(5)%

Total retail used vehicle gross profit (loss):
Same market	$16.5	$15.8	$0.7	4%
New markets/closed markets	—	(0.6)	0.6	NM
Total as reported	$16.5	$15.2	$1.3	9%

Total retail used vehicle unit sales:
Same market	67,636	68,690	(1,054)	(2)%
New markets/closed markets	—	363	(363)	NM
Total as reported	67,636	69,053	(1,417)	(2)%
NM = Not Meaningful
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/ closed market basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$220.3	$195.5	$24.8	13%
New markets/closed markets	(1.1)	(1.5)	0.4	27%
Total as reported	$219.2	$194.0	$25.2	13%

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$1,747.8	$1,838.0	$(90.2)	(5)%
Retail used vehicle gross profit (loss)	$16.5	$15.2	$1.3	9%
Retail used vehicle unit sales	67,636	69,053	(1,417)	(2)%
Retail used vehicle revenue per unit	$25,841	$26,617	$(776)	(3)%
F&I revenue	$219.2	$194.0	$25.2	13%
Combined retail used vehicle gross profit and F&I revenue	$235.7	$209.2	$26.5	13%
Total retail used vehicle and F&I gross profit per unit	$3,484	$3,029	$455	15%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$1,747.8	$1,828.3	$(80.5)	(4)%
Retail used vehicle gross profit (loss)	$16.5	$15.8	$0.7	4%
Retail used vehicle unit sales	67,636	68,690	(1,054)	(2)%
Retail used vehicle revenue per unit	$25,842	$26,617	$(775)	(3)%
F&I revenue	$220.3	$195.5	$24.8	13%
Combined retail used vehicle gross profit and F&I revenue	$236.8	$211.3	$25.5	12%
Total retail used vehicle and F&I gross profit per unit	$3,501	$3,077	$424	14%
Same market retail used vehicle revenue decreased approximately $80.5 million, or 4%, due to a 2% decrease in retail used vehicle unit sales volume, and a 3% decrease in used vehicle revenue per unit. Same market combined used vehicle gross profit and F&I revenue increased approximately $25.5 million, or 12%, due to a $424, or 14%, increase in total used vehicle and F&I gross profit per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, an improvement in inventory acquisition costs as a result of sourcing a higher percentage of inventory from non-auction sources.
Within same market F&I revenue, finance contract gross profit increased approximately $1.5 million, or 3%, due to a 3% increase in gross profit per finance contract. Service contract gross profit increased approximately $6.7 million, or 9%, due to a 10% increase in gross profit per service contract, partially offset by a 1% decrease in total service contracts. Other aftermarket product contract gross profit increased approximately $9.0 million, or 13%, due to an 11% increase in total aftermarket contracts, a 1% increase in gross profit per aftermarket contract, and a 2,390 basis point increase in other aftermarket product contract penetration rate as a result of our efforts to offer a wider range of F&I products to our guests.
On a trailing quarter cost of sales basis, our reported used vehicle inventory days’ supply in our EchoPark Segment was approximately 40 and 38 days as of December 31, 2025 and 2024, respectively. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis and new market/closed market basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$104.6	$92.7	$11.9	13%
New markets/closed markets	—	3.1	(3.1)	NM
Total as reported	$104.6	$95.8	$8.8	9%

Total wholesale vehicle gross profit (loss):
Same market	$(1.7)	$(0.6)	$(1.1)	(183)%
New markets/closed markets	(0.1)	(0.7)	0.6	NM
Total as reported	$(1.8)	$(1.3)	$(0.5)	(38)%

Total wholesale vehicle unit sales:
Same market	11,836	10,850	986	9%
New markets/closed markets	—	209	(209)	NM
Total as reported	11,836	11,059	777	7%
NM = Not Meaningful
Our EchoPark Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$104.6	$95.8	$8.8	9%
Gross profit (loss)	$(1.8)	$(1.3)	$(0.5)	(38)%
Unit sales	11,836	11,059	777	7%
Revenue per unit	$8,842	$8,663	$179	2%
Gross profit (loss) per unit	$(143)	$(113)	$(30)	(27)%
Gross profit (loss) as a % of revenue	(1.6)%	(1.3)%	(30)	bps
Our EchoPark Segment same market wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$104.6	$92.7	$11.9	13%
Gross profit (loss)	$(1.7)	$(0.6)	$(1.1)	(183)%
Unit sales	11,836	10,850	986	9%
Revenue per unit	$8,842	$8,537	$305	4%
Gross profit (loss) per unit	$(143)	$(61)	$(82)	(134)%
Gross profit (loss) as a % of revenue	(1.6)%	(0.7)%	(90)	bps
Same market wholesale vehicle revenue increased 13%, driven primarily by a 9% increase in same market wholesale vehicle unit sales volume, and a $305, or 4%, increase in same market wholesale vehicle revenue per unit. Same market wholesale vehicle gross profit decreased approximately $1.1 million, due primarily to a decrease in same market wholesale vehicle gross profit per unit of $82 per unit. As we adjust the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

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
New Vehicles - Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$93.8	$79.0	$14.8	19%
Acquisitions, open points, and terminations	11.7	3.0	8.7	NM
Total as reported	$105.5	$82.0	$23.5	29%

Total retail new vehicle gross profit:
Same store	$13.9	$11.2	$2.7	24%
Acquisitions, open points, and terminations	1.8	0.3	1.5	NM
Total as reported	$15.7	$11.5	$4.2	37%

Total retail new vehicle unit sales:
Same store	4,583	4,115	468	11%
Acquisitions, open points, and terminations	560	129	431	NM
Total as reported	5,143	4,244	899	21%
NM = Not Meaningful
Our Powersports Segment reported retail new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$105.5	$82.0	$23.5	29%
Gross profit	$15.7	$11.5	$4.2	37%
Unit sales	5,143	4,244	899	21%
Revenue per unit	$20,517	$19,313	$1,204	6%
Gross profit per unit	$3,050	$2,713	$337	12%
Gross profit as a % of revenue	14.9%	14.0%	90	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store new vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Revenue	$93.8	$79.0	$14.8	19%
Gross profit	$13.9	$11.2	$2.7	24%
Unit sales	4,583	4,115	468	11%
Revenue per unit	$20,473	$19,202	$1,271	7%
Gross profit per unit	$3,032	$2,713	$319	12%
Gross profit as a % of revenue	14.8%	14.1%	70	bps
Same store retail new vehicle revenue increased 19%, due to a 11% increase in retail new vehicle unit sales volume and a 7% increase in retail new vehicle average selling price. Same store retail new vehicle gross profit increased approximately $2.7 million, or 24%, as a result of higher retail new vehicle unit sales volume and higher retail new vehicle gross profit per unit. Same store retail new vehicle gross profit per unit increased $319 per unit, or 12%, to $3,032 per unit.
On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 140 and 178 days as of December 31, 2025 and 2024 respectively. We believe that in a normal production environment, the level of new vehicle inventory days’ supply in our Powersports Segment should be in the 90 to 120-day range, depending on seasonality (typically the second and third quarters have more demand and lower days’ supply compared to the first and fourth quarters).
Used Vehicles - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$33.7	$20.9	$12.8	61%
Acquisitions, open points, and terminations	4.2	1.4	2.8	NM
Total as reported	$37.9	$22.3	$15.6	70%

Retail used vehicle gross profit:
Same store	$6.1	$5.0	$1.1	22%
Acquisitions, open points, and terminations	0.7	0.3	0.4	NM
Total as reported	$6.8	$5.3	$1.5	28%

Retail used vehicle unit sales:
Same store	3,101	2,087	1,014	49%
Acquisitions, open points, and terminations	341	141	200	NM
Total as reported	3,442	2,228	1,214	54%

NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$37.9	$22.3	$15.6	70%
Gross profit	$6.8	$5.3	$1.5	28%
Unit sales	3,442	2,228	1,214	54%
Revenue per unit	$10,997	$10,011	$986	10%
Gross profit per unit	$1,980	$2,397	$(417)	(17)%
Gross profit as a % of revenue	18.0%	23.9%	(590)	bps
Our Powersports Segment same store retail used vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$33.7	$20.9	$12.8	61%
Gross profit	$6.1	$5.0	$1.1	22%
Unit sales	3,101	2,087	1,014	49%
Revenue per unit	$10,877	$9,996	$881	9%
Gross profit per unit	$1,982	$2,419	$(437)	(18)%
Gross profit as a % of revenue	18.2%	24.2%	(600)	bps
Same store retail used vehicle revenue increased 61%, due primarily to a 49% increase in retail used vehicle unit sales volume and a 9% increase in retail used vehicle average selling price. Same store retail used vehicle gross profit increased approximately $1.1 million, or 22%, due primarily to higher retail used vehicle unit sales volume, offset partially by lower retail used vehicle gross profit per unit. Same store retail used vehicle gross profit per unit decreased $437 per unit, or 18%, to $1,982 per unit, due primarily to changes in inventory mix and variations between wholesale and retail market pricing.
On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 121 days as of December 31, 2025. Going forward, we generally expect to maintain a used vehicle inventory days’ supply in our Powersports Segment in the 75 to 100-day range, depending on seasonality (typically the second and third quarters have more demand and lower days’ supply compared to the first and fourth quarters).

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$2.5	$2.1	$0.4	19%
Acquisitions, open points, and terminations	(0.1)	0.2	(0.3)	NM
Total as reported	$2.4	$2.3	$0.1	4%

Total wholesale vehicle gross profit (loss):
Same store	$(0.1)	$(0.3)	$0.2	66.7%
Acquisitions, open points, and terminations	—	—	—	NM
Total as reported	$(0.1)	$(0.3)	$0.2	67%

Total wholesale vehicle unit sales:
Same store	275	146	129	88%
Acquisitions, open points, and terminations	3	—	3	NM
Total as reported	278	146	132	90%
NM = Not Meaningful

Our Powersports Segment reported wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$2.4	$2.3	$0.1	4%
Gross profit (loss)	$(0.1)	$(0.3)	$0.2	67%
Unit sales	278	146	132	90%
Revenue per unit	$8,728	$16,430	$(7,702)	(47)%
Gross profit (loss) per unit	$(597)	$(1,647)	$1,050	64%
Gross profit (loss) as a % of revenue	(6.8)%	(10.0)%	320	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except per unit data)
Same store wholesale vehicle:
Revenue	$2.5	$2.1	$0.4	19%
Gross profit (loss)	$(0.1)	$(0.3)	$0.2	67%
Unit sales	275	146	129	88%
Revenue per unit	$8,799	$14,750	$(5,951)	(40)%
Gross profit (loss) per unit	$(541)	$(1670)	$1,129	68%
Gross profit (loss) as a % of revenue	(6.2)%	(11.3)%	510	bps
Same store wholesale vehicle revenue increased approximately $0.4 million, and same store wholesale vehicle gross profit (loss) improved approximately $0.2 million, driven by changes in wholesale unit sales volume and wholesale gross profit per unit.
Fixed Operations - Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$44.7	$41.6	$3.1	7%
Acquisitions, open points, and terminations	4.2	2.0	2.2	NM
Total as reported	$48.9	$43.6	$5.3	12%

Total Fixed Operations gross profit:
Same store	$21.5	$19.0	$2.5	13%
Acquisitions, open points, and terminations	1.7	1.1	0.6	NM
Total as reported	$23.2	$20.1	$3.1	15%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$8.8	$7.8	$1.0	13%
Warranty	5.3	3.8	1.5	39%
Wholesale parts	0.6	0.8	(0.2)	(25)%
Internal, sublet and other	34.2	31.2	3.0	10%
Total revenue	$48.9	$43.6	$5.3	12%

Gross profit
Customer pay	$3.6	$2.8	$0.8	29%
Warranty	3.5	2.9	0.6	21%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	16.0	14.2	1.8	13%
Total gross profit	$23.2	$20.1	$3.1	15%

Gross profit as a % of revenue
Customer pay	41.6%	35.4%	620	bps
Warranty	66.7%	75.9%	(920)	bps
Wholesale parts	22.8%	26.5%	(370)	bps
Internal, sublet and other	46.8%	45.5%	127	bps
Total gross profit as a % of revenue	47.5%	46.0%	150	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$7.4	$7.1	$0.3	4%
Warranty	4.4	3.7	0.7	19%
Wholesale parts	0.5	0.7	(0.2)	(29)%
Internal, sublet and other	32.4	30.1	2.3	8%
Total revenue	$44.7	$41.6	$3.1	7%

Gross profit
Customer pay	$3.2	$2.5	$0.7	28%
Warranty	3.1	2.8	0.3	11%
Wholesale parts	0.1	0.2	(0.1)	(50)%
Internal, sublet and other	15.1	13.5	1.6	12%
Total gross profit	$21.5	$19.0	$2.5	13%

Gross profit as a % of revenue
Customer pay	42.6%	35.0%	760	bps
Warranty	69.2%	76.2%	(700)	bps
Wholesale parts	23.0%	28.9%	(590)	bps
Internal, sublet and other	46.6%	44.9%	175	bps
Total gross profit as a % of revenue	48.0%	45.6%	240	bps
Same store Fixed Operations revenue increased approximately $3.1 million and same store Fixed Operations gross profit increased approximately $2.5 million. Same store customer pay revenue increased approximately $0.3 million and same store customer pay gross profit increased approximately $0.7 million. Same store warranty revenue increased approximately $0.7 million and same store warranty gross profit increased approximately $0.3 million. Same store wholesale parts revenue decreased approximately $0.2 million and same store wholesale parts gross profit decreased approximately $0.1 million. Same store internal, sublet and other revenue increased approximately $2.3 million and same store internal, sublet and other gross profit increased approximately $1.6 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I - Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$7.8	$6.7	$1.1	16%
Acquisitions, open points, and terminations	0.4	0.4	—	NM
Total as reported	$8.2	$7.1	$1.1	15%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$1,019	$1,073	$(54)	(5)%
Reported	$959	$1,092	$(133)	(12)%

Total combined retail new and used vehicle unit sales:
Same store	7,684	6,202	1,482	24%
Acquisitions, open points, and terminations	901	270	631	NM
Total as reported	8,585	6,472	2,113	33%

NM = Not Meaningful
Our Powersports Segment reported F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$8.2	$7.1	$1.1	15%
Total combined retail new and used vehicle unit sales	8,585	6,472	2,113	33%
Gross profit per retail unit (excludes fleet)	$959	$1,092	$(133)	(12)%
Our Powersports Segment same store F&I results were as follows:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions, except unit and per unit data)
Same Store F&I:
Revenue	$7.8	$6.7	$1.1	16%
Total combined retail new and used vehicle unit sales	7,684	6,202	1,482	24%
Gross profit per retail unit (excludes fleet)	$1,019	$1,073	$(54)	(5)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same store F&I revenue increased approximately $1.1 million, or 16%, primarily due to a 24% increase in total combined retail new and used vehicle unit sales volume, offset partially by a 5% decrease in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $54 per unit, or 5%, to $1,019 per unit, primarily due to lower gross profits per finance and service contracts and decreased penetration rates for service and aftermarket contracts, offset partially by higher gross profit per aftermarket contract and an increase in finance contract penetration rate.
Same store finance contract revenue increased 20%, primarily due to a 28% increase in finance contract volume, offset partially by a 6% decrease in gross profit per finance contract. The increase in finance contract volume is driven by a 24% increase in total retail unit sales volume and a 140 basis point increase in the finance contract penetration rate. Service contract revenue increased 5%, primarily due to a 21% increase in service contract volume, offset partially by a 13% decrease in gross profit per service contract. The increase in service contract unit sales volume is driven by a 24% increase in total retail unit sales volume, offset partially by a 60 basis point decrease in the service contract penetration rate. Other aftermarket contract revenue increased 45%, primarily due to a 20% increase in aftermarket contract volume and a 21% increase in gross profit per other aftermarket contract. The increase in aftermarket contract volume is driven by a 24% increase in total retail unit sales volume, offset partially by a 110 basis point decrease in aftermarket contract penetration rate.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results Summary
In the following table of financial data, total segment income (loss) of the reportable segments is reconciled to consolidated income (loss) before taxes and impairment charges. See above for tables and discussion of results by reportable segment.

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
Segment Revenues:	(In millions, except unit data)
Franchised Dealerships Segment Revenues:
Retail new vehicles	$6,941.9	$6,425.5	$516.4	8%
Fleet new vehicles	101.5	95.3	6.2	7%
Total new vehicles	$7,043.4	$6,520.8	$522.6	8%
Used vehicles	3,087.0	2,919.8	167.2	6%
Wholesale vehicles	207.0	188.9	18.1	10%
Parts, service and collision repair	1,970.2	1,802.9	167.3	9%
Finance, insurance and other, net	571.5	506.8	64.7	13%
Franchised Dealerships Segment revenues	$12,879.1	$11,939.2	$939.9	8%

EchoPark Segment Revenues:
Used vehicles	$1,747.8	$1,838.0	$(90.2)	(5)%
Wholesale vehicles	104.6	95.8	8.8	9%
Finance, insurance and other, net	219.2	194.0	25.2	13%
EchoPark Segment revenues	$2,071.6	$2,127.8	$(56.2)	(3)%

Powersports Segment Revenues:
Retail new vehicles	$105.5	$82.0	$23.5	29%
Used vehicles	37.9	22.3	15.6	70%
Wholesale vehicles	2.4	2.3	0.1	4%
Parts, service and collision repair	48.9	43.6	5.3	12%
Finance, insurance and other, net	8.2	7.1	1.1	15%
Powersports Segment revenues	$202.9	$157.3	$45.6	29%

Total consolidated revenues	$15,153.6	$14,224.3	$929.3	7%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$316.1	$257.6	$58.5	23%
EchoPark Segment (3)	28.1	3.5	24.6	703%
Powersports Segment (4)	2.3	(1.1)	3.4	309%
Total consolidated income (loss)	$346.5	$260.0	$86.5	33%
Impairment charges (5)	(173.8)	(3.9)	(169.9)	NM
Income (loss) before taxes	$172.8	$256.1	$(83.3)	(33)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	220,183	213,426	6,757	3%
EchoPark Segment	67,636	69,053	(1,417)	(2)%
Powersports Segment	8,585	6,472	2,113	33%
Total consolidated retail new and used vehicle unit sales volume	296,404	288,951	7,453	3%
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(2)For 2025, amount includes approximately $40.0 million of pre-tax benefit from cyber insurance proceeds related to the CDK outage, approximately $5.0 million of pre-tax charges related to storm damage, approximately $5.5 million of pre-tax loss related to dispositions, and approximately $0.7 million of pre-tax legal expenses. For 2024, amount includes approximately $13.0 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $8.3 million of pre-tax charges related to storm damage, approximately $3.5 million of pre-tax gain related to the acquisition of the remaining equity interest in a joint venture, $10.0 million of pre-tax gain related to the CDK outage cyber claim payment, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense.
(3)For 2025, amount includes approximately $0.9 million of pre-tax gain on dispositions. For 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $2.1 million of pre-tax gain on real estate dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage.
(4)For 2025, amount includes approximately $1.1 million of pre-tax charges related to dispositions. For 2024, amount includes approximately $0.5 million of pre-tax charges related to severance and long-term compensation expense.
(5)For 2025, amount includes approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment, approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment, approximately $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges, and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment. For 2024, amount includes approximately $1.2 million of pre-tax franchise asset and property and equipment impairment charges for the Franchised Dealerships Segment and approximately $2.7 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth information related to our consolidated reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$1,087.4	$1,013.9	$(73.5)	(7)%
Advertising	101.2	84.5	(16.7)	(20)%
Rent	46.4	36.6	(9.8)	(27)%
Other	443.2	442.0	(1.2)	—%
Total SG&A expenses	$1,678.2	$1,577.0	$(101.2)	(6)%

SG&A expenses as a % of gross profit:
Compensation	45.6%	46.2%	60	bps
Advertising	4.2%	3.9%	(30)	bps
Rent	1.9%	1.7%	(20)	bps
Other	18.7%	20.1%	140	bps
Total SG&A expenses as a % of gross profit	70.4%	71.9%	150	bps
Consolidated total SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to a decrease in compensation expense as a percent of gross profit as a result of higher gross profit contribution from Fixed Operations and F&I activities, which generally leverage SG&A expenses more effectively. Compensation expense increased in dollar amount due primarily to acquisitions, an increase in overall retail activity and higher medical expenses, and decreased as a percentage of gross profit as a result of higher overall gross profit and favorable gross profit mix shifts. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships as a result of acquisitions from the fourth quarter of 2024 as well as newly acquired leased dealerships during 2025. Other SG&A expenses increased in dollar amount primarily due to higher information technology and maintenance expenses. However, other SG&A expenses decreased as a percentage of gross profit as a result of higher overall gross profit levels.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth information related to our Franchised Dealerships Segment reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$956.9	$892.4	$(64.5)	(7)%
Advertising	69.9	55.1	(14.8)	(27)%
Rent	44.3	39.2	(5.1)	(13)%
Other	392.5	388.7	(3.8)	(1)%
Total SG&A expenses	$1,463.6	$1,375.4	$(88.2)	(6)%

SG&A expenses as a % of gross profit:
Compensation	45.7%	46.0%	30	bps
Advertising	3.3%	2.8%	(50)	bps
Rent	2.1%	2.0%	(10)	bps
Other	18.8%	20.1%	130	bps
Total SG&A expenses as a % of gross profit	69.9%	70.9%	100	bps
The Franchised Dealerships Segment’s total SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher levels of gross profit that better leverage fixed expenses. Compensation expense increased in dollar amount due primarily to acquisitions, an increase in overall retail activity and higher medical expenses, and decreased as a percentage of gross profit as a result of higher overall gross profit and favorable gross profit mix shifts in Fixed Operations and F&I. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the increase in leased properties as a result of acquisitions of franchised dealerships. Other SG&A expenses increased in dollar amount primarily due to higher IT expenses. However, other SG&A expenses decreased as a percentage of gross profit as a result of higher overall gross profit levels.
For the Franchised Dealerships Segment, SG&A expenses for 2025 include approximately $40.0 million of pre-tax benefit from cyber insurance proceeds related to the CDK outage, approximately $5.0 million of pre-tax charges related to storm damage, approximately $5.5 million of pre-tax loss related to dispositions, and approximately $0.7 million of pre-tax legal expenses. For the Franchised Dealerships Segment, SG&A expenses for 2024 included approximately $11.0 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $8.3 million of pre-tax charges related to storm damage, approximately $3.5 million of pre-tax gain related to the acquisition of the remaining equity interest in a joint venture, $10.0 million of pre-tax gain related to the CDK outage cyber claim payment, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth information related to our EchoPark Segment reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$100.6	$95.8	$(4.8)	(5)%
Advertising	30.2	27.7	(2.5)	(9)%
Rent	3.0	(1.7)	(4.7)	(276)%
Other	39.0	43.9	4.9	11%
Total SG&A expenses	$172.8	$165.7	$(7.1)	(4)%

SG&A expenses as a % of gross profit:
Compensation	43.0%	46.1%	310	bps
Advertising	12.9%	13.3%	40	bps
Rent	1.3%	(0.8)%	(210)	bps
Other	16.6%	21.1%	450	bps
Total SG&A expenses as a % of gross profit	73.8%	79.7%	590	bps
The EchoPark Segment’s total SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher gross profit contribution from F&I activities, which generally leverage SG&A expenses more effectively. Compensation expense increased in dollar amount due primarily to an increase in overall retail activity, and decreased as a percentage of gross profit as a result of higher overall gross profit. Advertising expense increased in dollar amount and decreased and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions and higher overall gross profit. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to a decrease in rental income and an increase in overall gross profit. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit primarily due to a decrease in outside contractor expenses.
For the EchoPark Segment, SG&A expenses for 2025 include approximately $0.9 million of pre-tax gain on dispositions. For the EchoPark Segment, SG&A expenses for 2024 included approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $2.1 million of pre-tax gain on real estate dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth information related to our Powersports Segment reported SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$29.9	$25.7	$(4.2)	(16)%
Advertising	1.1	1.7	0.6	35%
Rent	(0.9)	(0.9)	—	—%
Other	11.7	9.4	(2.3)	(24)%
Total SG&A expenses	$41.8	$35.9	$(5.9)	(16)%

SG&A expenses as a % of gross profit:
Compensation	55.6%	58.7%	310	bps
Advertising	2.1%	3.9%	180	bps
Rent	(1.6)%	(2.1)%	(50)	bps
Other	21.6%	21.5%	(10)	bps
Total SG&A expenses as a % of gross profit	77.7%	82.0%	430	bps
The Powersports Segment’s total SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, driven by an increase in other SG&A expenses and compensation expenses, coupled with higher gross profit levels. Compensation expense increased in dollar amount due primarily to acquisitions and an increase in overall retail activity, and decreased as a percentage of gross profit as a result of higher overall gross profit. Advertising expense decreased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense remained flat in dollar amount and increased as a percentage of gross profit, primarily due to a decrease in rental income. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit primarily due to expenses related to the termination of Powersports franchises.
For the Powersports Segment, SG&A expenses for 2025 include approximately $1.1 million of pre-tax charges related to dispositions. For the Powersports Segment, SG&A expenses for 2024 included approximately $0.5 million of pre-tax charges related to severance and long-term compensation expense.
Impairment Charges - Consolidated
Impairment charges were approximately $173.8 million and $3.9 million in 2025 and 2024, respectively. Impairment charges for 2025 include approximately $173.1 million of franchise asset impairment charges, of which approximately $165.9 million is related to the Franchised Dealerships Segment and approximately $7.2 million is related to the Powersports Segment. Additional impairment charges of approximately $0.2 million are related to pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment, and approximately $0.4 million related to pre-tax property, equipment and right-of-use asset impairment charges in the Powersports Segment. Impairment charges for 2024 primarily related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property as a result of our decisions to indefinitely suspend operations at certain EchoPark locations and to close certain Northwest Motorsport stores.
Depreciation and Amortization - Consolidated
Depreciation expense increased approximately $13.0 million, or 8.6%, in 2025, due primarily to acquisitions and completed construction projects and purchases of fixed assets for use in our franchised dealerships and EchoPark stores.
Interest Expense, Floor Plan - Consolidated

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We typically maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) that earns interest income based on the used floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense. The floor plan deposit balance was $300.0 million as of December 31, 2025 and $340.0 million as of December 31, 2024. Our interest expense, floor plan fluctuates with changes in our outstanding borrowings and associated interest rates, which are variable based on one-month Term SOFR or the U.S. prime rate, plus credit spreads specified in the applicable agreements.
Interest expense, floor plan for new vehicles decreased $6.0 million. The average interest rate applied to the new vehicle floor plan decreased in the 12 months ended December 31, 2025, driving $13.0 million of the overall decrease. The average new vehicle floor plan notes payable balance increased $111.4 million, offsetting $7.0 million of the overall decrease.
Interest expense, floor plan for used vehicles increased $3.7 million, including the effect of interest income earned on the floor plan deposit balance, driving $7.8 million of the increase. Excluding the effect of the floor plan deposit balance, interest expense, floor plan for used vehicles decreased $4.1 million. The average interest rate applied to the used vehicle floor plan decreased in the 12 months ended December 31, 2025, driving $3.8 million of that decrease. The average used vehicle floor plan notes payable balance decreased $4.2 million, driving $0.3 million of that decrease.
Interest Expense, Other, Net - Consolidated
Interest expense, other, net is summarized in the table below:

	Year Ended December 31,		Better / (Worse)
	2025	2024	Change	% Change
	(In millions)
Stated/coupon interest	$81.5	$91.0	$9.5	10%
Deferred loan cost amortization	5.6	5.7	0.1	2%
Interest rate hedge expense (benefit)	0.1	0.6	0.5	83%
Capitalized interest	(2.2)	(2.6)	(0.4)	(15)%
Interest on finance lease liabilities	24.5	22.4	(2.1)	(9)%
Other interest	0.6	0.9	0.3	33%
Total interest expense, other, net	$110.1	$118.0	$7.9	7%
Interest expense, other, net decreased $7.9 million, or 7%, primarily related to lower outstanding balances on our mortgage notes and a lower interest rate environment throughout 2025 as compared to 2024.
Provision for Income Taxes - Consolidated
The overall effective tax rate was 31.3% and 15.7% for 2025 and 2024, respectively. Income tax expense for 2025 includes a $7.6 million charge related to nondeductible executive compensation, a $5.3 million charge related to adjustments of deferred tax items and a $0.6 million charge related to changes in uncertain tax positions, partially offset by a $3.5 million benefit related to vested or exercised stock compensation awards. Income tax expense for 2024 includes the effect of an out of period adjustment related to franchise assets of $31.0 million, a $1.6 million charge related to charges in uncertain tax positions, and a $4.7 million charge related to non-deductible executive compensation, partially offset by a $1.4 million benefit related to vested or exercised stock compensation awards. Our effective tax rate varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
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
For purposes of goodwill impairment testing, we have three reporting units, which consist of (1) our traditional franchised dealerships, (2) our EchoPark stores and (3) our powersports stores (these reporting units also represent our reportable segments). The carrying value of our goodwill totaled approximately $421.8 million at December 31, 2025, approximately $394.5 million of which was related to our franchised dealerships reporting unit and approximately $27.3 million of which was related to our powersports reporting unit. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. We evaluated our Franchised Dealership Segment reporting unit on a qualitative basis as substantial cushion existed between the calculated fair value and associated carrying values in the prior year evaluation and there were not any meaningful events or trends which would significantly erode this cushion. We evaluated our Powersports Segment reporting unit on a quantitative basis. In performing the quantitative test in the Powersports Segment reporting unit for impairment of goodwill, we primarily used the income approach method of valuation that includes the discounted cash flow (“DCF”) method that utilizes inputs, including projected revenues, margin, terminal growth rates, discount rates and a market capitalization reconciliation. As a result of our April 30, 2025 annual test, we determined no impairment existed for any of our reporting units as of April 30, 2025. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion.
In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” we evaluate franchise assets for impairment annually (as of April 30 of each year) or more frequently if indicators of impairment exist. We estimate the fair value of our franchise assets using a multi-period excess earnings method (“MPEEM”) model. The MPEEM model used contains inherent uncertainties, including significant estimates and assumptions related to projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment charge may increase to the extent the underlying businesses’ actual earnings or projected earnings experience a significant decline, or the required discount rate increases (reducing the fair value of expected future cash flows). As a result of our impairment testing as of April 30, 2025, we determined that several of our franchise assets’ fair values did not exceed the carrying values, resulting in a non-cash pre-tax franchise asset impairment charge of $172.4 million to reduce the carrying value to fair value as of April 30, 2025. After the effect of impairment charges, the carrying value of our franchise assets totaled approximately $454.1 million at December 31, 2025, and is included in other intangible assets, net, in the accompanying consolidated balance sheet as of such date. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for further discussion. More recently acquired franchise assets are at a greater risk of impairment than older franchise assets which have significant clearance between fair value and recorded balances. Many factors affect the valuation of franchise assets such as the discount rate and projected revenue amounts. Unfavorable changes in these factors increases the risk of future impairments.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Finance, Insurance and Service Contracts
We arrange financing for our guests through various financial institutions and receive a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to our guests and the predetermined interest rates set by the financial institution. We also receive commissions from the sale of various insurance contracts and non-recourse third-party extended service contracts. Under these contracts, the applicable manufacturer or third-party warranty company is directly liable for all warranties provided within the contract. Retrospective finance and insurance revenues (“F&I retro revenues”) are recognized when the product contract has been executed with the end customer and the transaction is estimated each reporting period based on the expected value method using historical and projected data. F&I retro revenues can vary based on a variety of factors, including numbers of contracts and history of cancellations and claims. Accordingly, we utilize this historical and projected data to constrain the consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Receivables, net in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 include approximately $7.0 million and $8.0 million, respectively, related to contract assets from F&I retro revenue recognition. Changes in contract assets from December 31, 2024 to December 31, 2025 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Historically, our actual F&I retro revenue amounts earned have not been materially different from our recorded estimates.
In the event a customer terminates a financing, insurance or extended service contract prior to the scheduled maturity date, we may be required to return a portion of the commission revenue originally recorded as income by Sonic to the third-party provider (known as a “chargeback”). The commission revenue for the sale of these products and services is recorded net of estimated future chargebacks in the period in which the product or service was sold. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and data provided by the third-party underwriter of the contracts. While expected chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2025 by approximately $5.0 million. Our estimate of chargebacks was approximately $67.1 million as of December 31, 2025, compared to approximately $62.9 million as of December 31, 2024, with the increase primarily driven by higher F&I revenues and higher projected cancellation rates. Our chargeback reserve estimate is influenced by the level of F&I revenues and the timing and number of early contract termination events, such as vehicle repossessions, loan refinancing, and early pay-offs. If these events become more or less common, or if there is a shift in the timing of these cancellations, the resulting impact could affect our estimated reserve for chargebacks and could have a material adverse impact on our operating results, financial position and cash flows. Historically, our actual chargeback experience has not been materially different from our recorded estimates.

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
At December 31, 2025, there were approximately $6.1 million in reserves that we had provided for these matters (including estimates related to possible interest and penalties) recorded in other long-term liabilities in the accompanying consolidated balance sheet as of such date. The effects on our consolidated financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying consolidated financial statements.

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
As of December 31, 2025 and 2024, we had recorded a valuation allowance amount of approximately $6.5 million and $6.2 million, respectively, related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures.” The amendments require the disclosure of a reconciliation between income tax expense from continuing operations and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory rate as well as an annual disaggregation of the income tax rate reconciliation between certain specified categories by both percentage and reported amounts, along with other changes to income tax disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. We have implemented the provisions of ASU 2023-09. See Note 7, “Income Taxes,” to the accompanying consolidated financial statements for the additional disclosures required by ASC Topic 740.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” The amendments require the disclosure of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities. It also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard, as clarified by ASU 2025-01, will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The bill contains a range of tax reforms affecting businesses, including the immediate expensing of research and development expenditures, 100% bonus depreciation on qualified property, and various other provisions effective in tax years 2026 through 2029. After evaluating the OBBBA’s provisions, we have determined that the impact of these changes on the consolidated financial statements for the current reporting period is immaterial. Provisions taking effect in 2026 will affect the deductibility of executive compensation and charitable contributions and will contribute to a higher overall income tax rate. We will continue to monitor future guidance and assess any additional potential implications for subsequent periods.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
We require cash to service debt, meet lease obligations, manage working capital requirements, make facility and other capital improvements, pay dividends on our common stock, finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan facilities, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected by business performance that results in a failure to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of December 31, 2025, we had $391.1 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources including individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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
We had the following liquidity resources available as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$6.3	$44.0
Floor plan deposit balance	300.0	340.0
Availability under the Revolving Credit Facility	300.3	338.5
Availability under the Mortgage Facility and Sidecar Facility	95.0	139.1
Total available liquidity resources	$701.6	$861.6
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to settle principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $300.0 million as of December 31, 2025 and $340.0 million as of December 31, 2024 are classified as other current assets in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.
Long-Term Debt and Credit Facilities
See Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements for a discussion of our senior notes, mortgage notes, credit facilities and compliance with debt covenants.
Floor Plan Facilities
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. We also use these floor plan facilities to finance the acquisition of new and certain used vehicle inventory as part of acquisitions of dealerships. These floor plan facilities are due on demand and bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, specified in the applicable agreements. The weighted-average interest rate for our new and used vehicle floor plan facilities was 5.57% and 6.51% for 2025 and 2024, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $66.2 million and $65.6 million in manufacturer assistance in 2025 and 2024, respectively, and recognized in cost of sales approximately $65.6 million and $64.2 million in manufacturer assistance in 2025 and 2024, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles. The total notes payable - floor plan balance of approximately $1.9 billion as of December 31, 2025 is classified as current liabilities in the accompanying consolidated balance sheet as of such date.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisitions and Dispositions
During 2025, we acquired five businesses in our Franchised Dealerships and were awarded one franchise in our Powersports Segment. The businesses in our Franchise Dealerships Segment were acquired for approximately $440.3 million, including inventory acquired and subsequently funded by floor plan notes payable. We disposed of one mid-line import franchised dealership and terminated one domestic franchised dealership and one powersports dealership during 2025. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further discussion.
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
Capital expenditures for 2025 were approximately $149.9 million, including approximately $145.8 million related to our Franchised Dealerships Segment, approximately $1.2 million related to our EchoPark Segment and approximately $2.9 million related to our Powersports Segment. Of the total capital expenditures, approximately $79.8 million was related to facility construction projects, approximately $19.8 million was related to acquisitions of real estate (land and buildings), and approximately $50.3 million was for other fixed assets utilized in our operations.
All of the $149.9 million in gross capital expenditures in 2025 was funded through existing cash balances. As of December 31, 2025, commitments for facility construction projects and aircraft totaled approximately $20.9 million, nearly all of which is expected to be completed or paid in the next 12 months.
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During 2025, we repurchased approximately 1.3 million shares of our Class A Common Stock for approximately $82.4 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of December 31, 2025, our total remaining repurchase authorization was approximately $169.9 million. Under the Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2025, we had approximately $391.1 million of net income and retained earnings free of such restrictions.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dividends
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B Common Stock totaling $1.46 per share during 2025. Subsequent to December 31, 2025, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.38 per share for stockholders of record on March 13, 2026 to be paid on April 15, 2026. The Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. In addition, dividends greater than $0.18 per share are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The indentures governing the 4.625% and 4.875% Senior Notes also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of December 31, 2025, we had approximately $391.1 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities - Net cash provided by operating activities was approximately $567.4 million for 2025. The cash provided by operations for 2025 consisted primarily of net income (less non-cash items), a decrease in receivables and other assets, and an increase in notes payable - floor plan - trade. Net cash provided by operating activities was approximately $109.2 million for 2024. The cash provided by operations for 2024 consisted primarily of net income (less non-cash items) and an increase in other assets and trade accounts payable, partially offset by a decrease in inventories.
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
Net cash provided by combined trade and non-trade floor plan financing was approximately $33.4 million for 2025. Net cash used in combined trade and non-trade floor plan financing was approximately $269.6 million for 2024. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $581.8 million and $367.3 million for 2025 and 2024, respectively.
Cash Flows from Investing Activities - Net cash used in investing activities was approximately $499.0 million and $178.3 million for 2025 and 2024, respectively. The use of cash during 2025 was comprised primarily of the purchase of five businesses, net of cash acquired, and purchases of land, property and equipment. The use of cash during 2024 was comprised primarily of the purchase of land, property, and equipment and the purchase of three businesses (including real property), net of cash acquired, offset partially by the proceeds from the sale of two franchised dealerships.
Cash Flows from Financing Activities - Net cash used in financing activities was approximately $106.1 million for 2025. Net cash provided by financing activities was approximately $84.3 million for 2024. For 2025, cash used in financing activities was comprised primarily of payments on long-term debt, purchases of treasury stock and payments of dividends, offset partially by proceeds from the issuance of long-term debt. For 2024, cash provided by financing activities was comprised primarily of net borrowings on notes payable - floor plan - non-trade, offset partially by scheduled principal payments of long-term debt.
Proceeds from mortgage financing (excluding the effects of any refinancing with zero net proceeds) were $149.1 million and $78.0 million in 2025 and 2024, respectively, as required under the Mortgage Facility and Sidecar Facility in order to achieve full term loan utilization.

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

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income (loss)				$118.7				$216.0
Income tax (benefit) expense				54.1				40.1
Income (loss) before taxes	$150.2	$27.9	$(5.3)	$172.8	$256.4	$0.8	$(1.1)	$256.1
Non-floor plan interest (1)	99.1	1.6	2.8	103.5	107.0	2.6	2.6	112.2
Depreciation & amortization (2)	144.4	20.4	5.3	170.1	130.0	21.6	4.3	155.9
Stock-based compensation expense	23.1	—	—	23.1	21.3	—	—	21.3
Gain on exit of leased dealerships	—	—	—	—	—	(3.0)	—	(3.0)
Impairment charges	165.9	0.2	7.6	173.8	1.2	2.7	—	3.9
Loss on debt extinguishment	—	—	—	—	0.6	—	—	0.6
Severance and long-term compensation charges	—	—	—	—	2.2	2.9	0.5	5.6
Acquisition and disposition related loss (gain)	5.5	(0.9)	1.1	5.6	(3.8)	(2.5)	—	(6.3)
Closed store accrued expenses	—	—	—	—	—	2.1	—	2.1
Storm damage charges	5.0	—	—	5.0	8.3	—	—	8.3
Excess compensation related to CDK outage	—	—	—	—	13.0	0.4	—	13.4
Cyber insurance proceeds	(40.0)	—	—	(40.0)	(10.0)	—	—	(10.0)
Loss on legal settlements	0.7	—	—	0.7	—	—	—	—
Adjusted EBITDA (3)	$553.9	$49.2	$11.5	$614.6	$526.2	$27.6	$6.3	$560.1
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Future Liquidity Outlook
Our future contractual obligations are as follows, based on the earlier of stated contractual obligation or possible expected payment date:

	2026	Thereafter
	(In millions)
Notes payable - floor plan	$1,932.7	$—
Long-term debt (1)	52.4	1,582.8
Letters of credit	11.2	—
Estimated interest payments on floor plan facilities (2)	17.3	—
Estimated interest payments on long-term debt	78.2	232.1
Operating leases (net of sublease proceeds)	59.3	402.2
Construction contracts	20.9	—
Other purchase obligations (3)	81.9	35.8
Liability for uncertain tax positions (4)	—	6.1
Total	$2,253.9	$2,259.0
(1)Long-term debt amounts consist only of principal obligations, excluding debt issuance costs.
(2)Floor plan facility balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2025 floor plan facility balance, the weighted-average interest rate for the three months ended December 31, 2025 of 5.33% and the assumption that floor plan balances at December 31, 2025 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.
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

We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with availability under our Credit Facilities (including the Floor Plan Facilities), Mortgage Facility and Sidecar Facility (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales, along with our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of December 31, 2025, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $2.3 million. Future sublease payments expected to be received related to these lease payments were approximately $2.4 million at December 31, 2025.
In accordance with the terms of agreements entered into for the sales of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $3.0 million as of December 31, 2025 and $2.2 million as of December 31, 2024. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2025.
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
There were no significant liabilities related to legal matters as of December 31, 2025 and December 31, 2024.

SONIC AUTOMOTIVE, INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate debt, which includes our Floor Plan Facilities, Revolving Credit Facility, Mortgage Facility and Sidecar Facility, exposes us to risks caused by fluctuations in interest rates. The total outstanding balance of our variable rate debt was $2.1 billion at December 31, 2025. Based on that amount, a 1.0% change in the underlying interest rates would affect interest expense by $21.3 million over a twelve month period. Of that amount, $16.7 million would have resulted from the floor plan, net of offset.
Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate caps are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total	Asset (Liability) Fair Value
	(In millions)
Long-term debt:
Fixed rate maturities	$10.9	$1.9	$14.2	$651.0	$1.1	$500.3	$1,179.4
Fixed rate outstanding (1)	$1,179.4	$1,168.5	$1,166.6	$1,152.4	$501.3	$500.3		$1,138.0
Average rate on fixed outstanding debt (1)	4.72%	4.72%	4.73%	4.73%	4.87%	4.87%
Variable rate maturities	$41.6	$414.2	$—	$—	$—	$—	$455.8
Variable rate outstanding (1)	$455.8	$414.2	$—	$—	$—	$—		$455.8
Average rate on variable outstanding debt (1)	5.19%	5.19%	—%	—%	—%	N/A
Cash flow hedge instruments:
Interest rate cap notional maturities	$400.0	$200.0	$400.0	$—	$—	$—
Interest rate cap notional outstanding (1)	$1,000.0	$600.0	$400.0	$—	$—	$—		$1,000.0
Average interest income rate on interest rate cap notional outstanding (1)	—%	—%	—%	—%	—%	N/A
(1)Based on amounts outstanding at January 1 of each respective period.

SONIC AUTOMOTIVE, INC.
Item 8.  Financial Statements and Supplementary Data.
Our consolidated financial statements and the related notes thereto begin on page F-4 herein.
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Our CEO and our CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in ‘‘Item 8. Financial Statements and Supplementary Data’’ in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Insider Trading Arrangements
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

SONIC AUTOMOTIVE, INC.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers” and is incorporated herein by reference. The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance and Board of Directors” and “Additional Corporate Governance and Other Information - Code of Business Conduct and Ethics, Corporate Governance Guidelines, Categorical Standards and Committee Charters” in the definitive proxy statement (to be filed hereafter) for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).
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

SONIC AUTOMOTIVE, INC.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The exhibits and other documents filed as part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:
1.Financial Statements: Consolidated balance sheets as of December 31, 2025 and 2024; consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023; consolidated statements of comprehensive operations for the years ended December 31, 2025, 2024 and 2023; consolidated statements of stockholders’ equity for the years ended December 31, 2025, 2024 and 2023; and consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023.
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

10.46	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2015 (File No. 001-13395)). (1)
19*	Sonic Automotive, Inc. Insider Trading Policy.
21.1*	Subsidiaries of Sonic Automotive, Inc.
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Sonic Automotive, Inc. Executive Incentive Compensation Recoupment Policy. (1)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

SONIC AUTOMOTIVE, INC.

Exhibit No.	Description
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________

*	Filed herewith.
**	Furnished herewith.
***	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sonic agrees to furnish supplementally copies of any of the omitted schedules (or similar attachments) to the SEC or the SEC staff upon request.
(1) Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC.
Item 16.  Form 10-K Summary.
None.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.
February 23, 2026	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID BRUTON SMITH	Chairman and Chief Executive Officer	February 23, 2026
David Bruton Smith	(Principal Executive Officer)

/s/ JEFF DYKE	President and Director	February 23, 2026
Jeff Dyke

/s/ HEATH R. BYRD	Executive Vice President and Chief Financial Officer	February 23, 2026
Heath R. Byrd	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM I. BELK	Director	February 23, 2026
William I. Belk

/s/ WILLIAM R. BROOKS	Director	February 20, 2026
William R. Brooks

/s/ MICHAEL HODGE	Director	February 23, 2026
Michael Hodge

/s/ KERI A. KAISER	Director	February 23, 2026
Keri A. Kaiser

/s/ B. SCOTT SMITH	Director	February 23, 2026
B. Scott Smith

/s/ MARCUS G. SMITH	Director	February 23, 2026
Marcus G. Smith

/s/ R. EUGENE TAYLOR	Director	February 23, 2026
R. Eugene Taylor

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Sonic Automotive, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2026 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.
Charlotte, North Carolina
February 23, 2026

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Sonic Automotive, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sonic Automotive, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 23, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Charlotte, North Carolina
February 23, 2026

SONIC AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$6.3	$44.0
Receivables, net	469.0	495.9
Inventories	2,012.9	1,957.7
Other current assets	344.3	387.9
Total current assets	2,832.5	2,885.5
Property and Equipment, net	1,562.9	1,606.9
Goodwill	421.8	358.5
Other Intangible Assets, net	454.1	430.3
Operating Right-of-Use Lease Assets	279.1	224.3
Finance Right-of-Use Lease Assets	328.4	317.2
Other Assets	91.9	73.0
Total Assets	$5,970.7	$5,895.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$184.6	$165.6
Notes payable - floor plan - non-trade	1,748.1	1,773.7
Trade accounts payable	151.0	172.0
Operating short-term lease liabilities	33.5	25.6
Finance short-term lease liabilities	19.2	11.9
Other accrued liabilities	409.1	412.8
Current maturities of long-term debt	52.4	76.1
Total current liabilities	2,597.9	2,637.7
Long-Term Debt	1,563.0	1,511.9
Other Long-Term Liabilities	114.4	119.7
Operating Long-Term Lease Liabilities	268.3	220.1
Finance Long-Term Lease Liabilities	359.0	344.0
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 70,135,011 shares issued and 21,546,627 shares outstanding at December 31, 2025; 69,396,726 shares issued and 22,084,634 shares outstanding at December 31, 2024	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2025 and 2024	0.1	0.1
Paid-in capital	908.2	884.6
Retained earnings	1,481.1	1,412.0
Accumulated other comprehensive income (loss)	(0.7)	3.8
Treasury stock, at cost; 48,588,384 Class A Common Stock shares held at December 31, 2025 and 47,312,092 Class A Common Stock shares held at December 31, 2024	(1,321.3)	(1,238.9)
Total Stockholders’ Equity	1,068.1	1,062.3
Total Liabilities and Stockholders’ Equity	$5,970.7	$5,895.7
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$7,047.4	$6,507.5	$6,304.6
Fleet new vehicles	101.5	95.3	92.2
Total new vehicles	7,148.9	6,602.8	6,396.8
Used vehicles	4,872.6	4,780.1	5,213.6
Wholesale vehicles	314.1	287.1	318.8
Total vehicles	12,335.6	11,670.0	11,929.2
Parts, service and collision repair	2,019.1	1,846.5	1,759.5
Finance, insurance and other, net	798.9	707.8	683.7
Total revenues	15,153.6	14,224.3	14,372.4
Cost of Sales (1):
Retail new vehicles	(6,664.1)	(6,119.1)	(5,769.2)
Fleet new vehicles	(99.8)	(92.3)	(88.2)
Total new vehicles	(6,763.9)	(6,211.4)	(5,857.4)
Used vehicles	(4,691.5)	(4,609.4)	(5,062.4)
Wholesale vehicles	(325.3)	(293.1)	(321.4)
Total vehicles	(11,780.7)	(11,113.9)	(11,241.2)
Parts, service and collision repair	(990.0)	(917.6)	(885.5)
Total cost of sales	(12,770.7)	(12,031.5)	(12,126.7)
Gross profit	2,382.9	2,192.8	2,245.7
Selling, general and administrative expenses	(1,678.2)	(1,577.0)	(1,600.5)
Impairment charges	(173.8)	(3.9)	(79.3)
Depreciation and amortization	(163.4)	(150.4)	(142.3)
Operating income	367.5	461.5	423.6
Other income (expense):
Interest expense, floor plan	(84.7)	(86.9)	(67.2)
Interest expense, other, net	(110.1)	(118.0)	(114.6)
Other income (expense), net	0.1	(0.5)	0.1
Total other expense	(194.7)	(205.4)	(181.7)
Income before taxes	172.8	256.1	241.9
Provision for income taxes - expense	(54.1)	(40.1)	(63.7)
Net income	$118.7	$216.0	$178.2
Basic earnings per common share:
Earnings per common share	$3.49	$6.34	$5.09
Weighted-average common shares outstanding	34.0	34.1	35.0
Diluted earnings per common share:
Earnings per common share	$3.42	$6.18	$4.97
Weighted-average common shares outstanding	34.7	35.0	35.9
    (1) Cost of sales is exclusive of depreciation and amortization shown separately below.
See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net income	$118.7	$216.0	$178.2
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	(2.4)	1.0	0.1
Pension actuarial (loss) income	(3.8)	2.0	(0.1)
Total other comprehensive (loss) income before taxes	(6.2)	3.0	—
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	1.7	(0.8)	—
Other comprehensive (loss) income	(4.5)	2.2	—
Comprehensive income	$114.2	$218.2	$178.2

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2022	67.6	$0.7	(43.4)	$(1,026.9)	12.0	$0.1	$819.4	$1,100.3	$1.6	$895.2
Shares awarded under stock compensation plans	1.0	—	—	—	—	—	12.7	—	—	12.7
Purchases of treasury stock	—	—	(3.3)	(177.6)	—	—	—	—	—	(177.6)
Effect of cash flow hedge instruments, net of tax expense	—	—	—	—	—	—	—	—	0.1	0.1
Pension actuarial loss, net of tax benefit	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Restricted stock amortization	—	—	—	—	—	—	23.3	—	—	23.3
Net income	—	—	—	—	—	—	—	178.2	—	178.2
Class A dividends declared ($1.16 per share)	—	—	—	—	—	—	—	(26.0)	—	(26.0)
Class B dividends declared ($1.16 per share)	—	—	—	—	—	—	—	(13.9)	—	(13.9)
Balance at December 31, 2023	68.6	$0.7	(46.7)	$(1,204.5)	12.0	$0.1	$855.4	$1,238.6	$1.6	$891.9
Shares awarded under stock compensation plans	0.8	—	—	—	—	—	5.7	—	—	5.7
Purchases of treasury stock	—	—	(0.6)	(34.4)	—	—	—	—	—	(34.4)
Effect of cash flow hedge instruments, net of tax expense of $0.2	—	—	—	—	—	—	—	—	0.7	0.7
Pension actuarial income, net of tax expense of $0.6	—	—	—	—	—	—	—	—	1.5	1.5
Restricted stock amortization	—	—	—	—	—	—	23.5	—	—	23.5
Net income	—	—	—	—	—	—	—	216.0	—	216.0
Class A dividends declared ($1.25 per share)	—	—	—	—	—	—	—	(27.6)	—	(27.6)
Class B dividends declared ($1.25 per share)	—	—	—	—	—	—	—	(15.0)	—	(15.0)
Balance at December 31, 2024	69.4	$0.7	(47.3)	$(1,238.9)	12.0	$0.1	$884.6	$1,412.0	$3.8	$1,062.3
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	0.5	—	—	0.5
Purchases of treasury stock	—	—	(1.3)	(82.4)	—	—	—	—	—	(82.4)
Effect of cash flow hedge instruments, net of tax benefit of $0.7	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Pension actuarial loss, net of tax benefit of $1.0	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Restricted stock amortization	—	—	—	—	—	—	23.1	—	—	23.1
Net income	—	—	—	—	—	—	—	118.7	—	118.7
Class A dividends declared ($1.46 per share)	—	—	—	—	—	—	—	(32.0)	—	(32.0)
Class B dividends declared ($1.46 per share)	—	—	—	—	—	—	—	(17.6)	—	(17.6)
Balance at December 31, 2025	70.1	$0.7	(48.6)	$(1,321.3)	12.0	$0.1	$908.2	$1,481.1	$(0.7)	$1,068.1

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118.7	$216.0	$178.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	141.3	130.4	124.2
Debt issuance cost amortization	6.6	5.8	6.5
Stock-based compensation expense	23.1	23.5	23.3
Deferred income taxes	(25.8)	(29.1)	(18.6)
Asset impairment charges	173.8	3.9	79.3
Gain on acquisition of equity interest	—	(3.5)	—
Gain on disposal of dealerships and property and equipment	6.4	0.6	(18.4)
Other	1.5	(0.2)	0.6
Changes in assets and liabilities that relate to operations:
Receivables	31.4	42.6	(57.0)
Inventories	104.6	(358.3)	(375.2)
Other assets	13.6	47.0	4.0
Notes payable - floor plan - trade	19.0	11.5	37.2
Trade accounts payable and other liabilities	(46.8)	19.0	0.2
Total adjustments	448.7	(106.8)	(193.9)
Net cash provided by (used in) operating activities	567.4	109.2	(15.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(440.3)	(54.8)	(75.1)
Purchases of land, property and equipment	(149.9)	(187.3)	(203.6)
Proceeds from sales of property and equipment	81.6	55.6	7.8
Proceeds from sales of dealerships	9.6	8.2	52.2
Net cash used in investing activities	(499.0)	(178.3)	(218.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	14.4	258.1	334.9
Borrowings on revolving credit facilities	107.6	77.5	61.4
Repayments on revolving credit facilities	(107.6)	(77.5)	(61.4)
Proceeds from issuance of long-term debt	149.1	78.0	—
Debt issuance costs	(1.5)	(8.2)	(1.7)
Principal payments of long-term debt	(126.8)	(164.8)	(79.9)
Reduction of finance lease liabilities	(10.6)	(9.3)	(14.3)
Purchases of treasury stock	(82.4)	(34.4)	(177.6)
Issuance of shares under stock compensation plans	0.5	5.7	12.7
Dividends paid	(48.8)	(40.8)	(40.0)
Net cash (used in) provided by financing activities	(106.1)	84.3	34.1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37.7)	15.1	(200.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44.0	28.9	229.2
CASH AND CASH EQUIVALENTS, END OF YEAR	$6.3	$44.0	$28.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including amount capitalized	$189.5	$199.2	$172.2
Income taxes	$100.8	$35.7	$86.3

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Organization and Business - Sonic Automotive, Inc. (“Sonic,” the “Company,” “we,” “us” or “our”) is one of the largest automotive retailers in the United States (“U.S.”) (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of December 31, 2025: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2025, we operated 111 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 14 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 134 new vehicle franchises (representing 24 different brands of cars and light trucks) and 16 collision repair centers in 18 states. The EchoPark Segment consists of 18 stores operating in 10 states. The Powersports Segment consists of 41 franchises at 14 locations (11 full-service dealerships and 3 authorized retail outlets) in 3 states.
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
Reclassification - The accompanying financial statements for the prior year period include certain reclassifications related to items within Note 14, Segment Information. These reclassifications did not affect the Company’s consolidated results of operations, financial position, or cash flows for the year ended December 31, 2025.
Recent Accounting Pronouncements - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures.” The amendments require the disclosure of a reconciliation between income tax expense from continuing operations and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory rate as well as an annual disaggregation of the income tax rate reconciliation between certain specified categories by both percentage and reported amounts, along with other changes to income tax disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. We have implemented the provisions of ASU 2023-09. See note 7, “Income Taxes,” to the accompanying consolidated financial statements for the additional disclosures required by ASC Topic 740.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The bill contains a range of tax reforms affecting businesses, including the immediate expensing of research and development expenditures, 100% bonus depreciation on qualified property, and various other provisions effective in tax years 2026 through 2029. After evaluating the OBBBA’s provisions, we have determined that the impact of these changes on its consolidated financial statements for the current reporting period is immaterial. Provisions taking effect in 2026 will affect the deductibility of executive compensation and charitable contributions and will contribute to a higher overall income tax rate. We will continue to monitor future guidance and assess any additional implications for subsequent periods.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation - All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying consolidated financial statements, except for one 50%-owned dealership that is accounted for under the equity method as of and for the year ended December 31, 2023. The remaining 50% of this dealership was purchased in the fourth quarter of 2024. As a result, its balance sheet is fully consolidated as of December 31, 2024, and its operating results are included in the consolidated statement of operations from the acquisition date through December 31, 2025. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. Certain amounts and percentages may not compute due to rounding.
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
The accompanying consolidated balance sheets as of December 31, 2025 and 2024 include approximately $7.0 million and $8.0 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $10.2 million and $13.2 million related to contract assets from F&I retro revenues recognition in other assets as of December 31, 2025 and 2024, respectively. Changes in contract assets from December 31, 2024 to December 31, 2025 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Floor Plan Assistance - We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. This assistance reduces the carrying value of our new vehicle inventory and is recognized as a reduction of cost of sales at the time the associated inventory is sold. Amounts recognized as a reduction of cost of sales were approximately $65.6 million, $64.2 million and $58.7 million in 2025, 2024 and 2023, respectively.
Contracts in Transit - Contracts in transit represent finance contracts evidencing loans or lease agreements between us, as creditor, and the guest, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given us initial, non-binding approval to assume our position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the guest at the dealership. These finance contracts are typically funded within 10 days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the guest until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the guest to us. Contracts in transit are included in receivables, net on the accompanying consolidated balance sheets and totaled approximately $215.3 million and $246.5 million at December 31, 2025 and 2024, respectively.
Accounts Receivable - In addition to contracts in transit, our accounts receivable primarily consists of amounts due from automobile manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We evaluate receivables for collectability based on the age of the receivable, the credit history of the third party, past collection experience, current economic conditions, and reasonable and supportable forecasts of future conditions. The recorded allowance for doubtful accounts receivable was not significant at December 31, 2025 and 2024.
Receivables, net consist of the following:

	December 31, 2025	December 31, 2024
	(In millions)
Contracts in transit	$215.3	$246.5
Manufacturer and warranty receivables	124.7	130.4
Other receivables	129.0	119.0
Receivables, net	$469.0	$495.9
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
We review the carrying value of property and equipment and other long-lived assets (including related right-of-use assets for leased properties, but excluding goodwill and other intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, we compare the carrying amount of the asset to the estimated undiscounted cash flows related to that asset. We conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If we determine an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, we determine fair value by using a discounted cash flow (“DCF”) model. Fixed asset impairments for the year ended December 31, 2025 were approximately $0.2 million, which was related to real estate classified as held for sale. Fixed asset impairments for the year ended December 31, 2024 were approximately $3.9 million, which was related to the sale of real estate and capitalized IT project write-off costs and property associated with our decision to close the remaining Northwest Motorsport stores in January 2024. Fixed asset impairments for the year ended December 31, 2023 were approximately $42.7 million, the majority of which related to our decisions to indefinitely suspend operations at certain locations within our EchoPark Segment and to close certain Northwest Motorsport stores. See Note 4, “Property and Equipment,” for further discussion of impairment charges.
Derivative Instruments and Hedging Activities - We utilize derivative financial instruments for the purpose of hedging the risks relating to the variability of cash flows caused by fluctuations in interest rates. We document our risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge. As of December 31, 2025, we utilized interest rate cap agreements to limit our exposure to increases in one-month Term Secured Overnight Financing Rate (“SOFR”) above certain levels. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.
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
For purposes of goodwill impairment testing, we have three reporting units, which consist of: (1) our traditional franchised dealerships, (2) our EchoPark stores and (3) our powersports stores. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of the required goodwill impairment. We utilized the DCF method to estimate the enterprise value of each reporting unit. The significant assumptions in our DCF model include projected revenues, margin, terminal growth rate, discount rates and a market capitalization reconciliation. As a result of our April 30, 2025 annual test, we determined it was more likely than not that the fair value of each reporting unit was greater than its carrying value, therefore, we were not required to record goodwill impairment for any of our reporting units during 2025. As a result of our April 30, 2024 annual test, we determined it was more likely than not that the fair value of each reporting unit was greater than its carrying value, therefore, we were not required to record goodwill impairment for any of our reporting units during 2024. As a result of our April 30, 2023 annual test, we determined it was more likely than not that the fair value of each reporting unit was greater than its carrying value, therefore, we were not required to record goodwill impairment for any of our reporting units during 2023. See Note 5, “Goodwill and Intangible Assets,” for further discussion of goodwill.
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
As a result of our impairment testing as of April 30, 2025, we determined that several of our franchise assets’ fair values did not exceed the carrying values, resulting in a non-cash pre-tax franchise asset impairment charge of $172.4 million to reduce the carrying value to fair value during 2025. As of a result of our impairment testing as of April 30, 2024, we determined the fair value of the franchise assets for each of our franchises exceeded the carrying value of the franchise assets for all of our franchises, resulting in no franchise asset impairment charges during 2024. As of a result of our impairment testing as of April 30, 2023, we determined the fair value of the franchise assets for each of our franchises exceeded the carrying value of the franchise assets for all of our franchises, resulting in no franchise asset impairment charges during 2023. See Note 5, “Goodwill and Intangible Assets,” for further discussion of franchise and dealer agreements.
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
Concentrations of Credit and Business Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash on deposit with financial institutions, which may exceed Federal Deposit Insurance Corporation insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to receivables from automobile manufacturers, totaling approximately $124.7 million and $130.4 million at December 31, 2025 and 2024, respectively, and receivables from financial institutions (which include manufacturer-affiliated captive finance companies and commercial banks) and third-party warranty and insurance product providers, totaling approximately $248.9 million and $279.6 million at December 31, 2025 and 2024, respectively. We work with a single third-party provider for the majority of our extended warranties, service contracts and other aftermarket products. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.
We are subject to a concentration of risk in the event of financial distress or other adverse events related to any of the automobile manufacturers whose franchised dealerships are included in our brand portfolio. BMW accounted for 19%, 20%, and 20% of our total retail automotive dealership revenues as of December 31, 2025, 2024, and 2023, respectively, and Mercedes franchises accounted for 11%, 11%, and 11% of our total retail automotive dealership revenues as of December 31, 2025, 2024, and 2023, respectively. We purchase our new vehicle inventory from various automobile manufacturers at the prevailing prices available to all franchised dealerships. In addition, we finance a portion of our new and used vehicle inventory with manufacturer-affiliated captive finance companies. Our results of operations could be adversely affected by the manufacturers’ inability to supply our dealerships with an adequate supply of new vehicle inventory and related floor plan financing. We also have concentrations of risk related to the geographic markets in which our dealerships or stores operate. Changes in overall economic, retail automotive or regulatory environments in one or more of these markets could adversely impact the results of our operations.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments and Market Risks - As of December 31, 2025 and 2024, the fair values of our financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable, and borrowings under our variable interest rate credit facilities approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of our fixed rate long-term debt and other financial instruments.
We have variable interest rate debt including the notes payable - floor plan, Revolving Credit Facility, Mortgage Facility and Sidecar Facility that expose us to risks caused by fluctuations in the underlying interest rates. We currently manage interest rate risk by entering into interest rate cap agreements. The counterparties to our interest rate cap agreements are large financial institutions; however, we could be exposed to loss in the event of non-performance by any of these counterparties. See further discussion in Note 6, “Long-Term Debt.”
Advertising - We expense advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $101.2 million, $84.5 million and $92.2 million for 2025, 2024 and 2023, respectively, and is classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
We have cooperative advertising reimbursement agreements with certain automobile manufacturers we represent. These agreements require us to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under the agreements. It is uncertain whether or not we would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $37.0 million, $34.7 million and $34.7 million for 2025, 2024 and 2023, respectively.
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
Earnings Per Share - The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards). The total dilutive effect of these outstanding equity awards was 0.8 million shares, 0.9 million shares and 0.9 million shares for 2025, 2024 and 2023, respectively.
2. Business Acquisitions and Dispositions
Acquisitions
During 2025, in an effort to expand and diversify our business, we acquired five businesses in our Franchised Dealerships Segment and were awarded one franchise in our Powersports Segment, which was previously an authorized retail outlet in Sturgis, South Dakota. The businesses acquired in our Franchised Dealerships Segment were Jaguar Land Rover Los Angeles, Jaguar Land Rover Newport Beach, Jaguar Land Rover San Jose, Land Rover Pasadena and Jaguar Land Rover Santa Monica for an aggregate gross purchase price of approximately $440.3 million. The allocation of the aggregate gross purchase price included inventory of approximately $166.1 million, property and equipment of approximately $9.4 million, goodwill of approximately $64.2 million, franchise assets of approximately $202.0 million, other assets of approximately $1.8 million, right-of-use assets of $88.0 million, lease liabilities of $88.0 million, and other liabilities of approximately $3.2 million.
The accompanying consolidated statements of operations include revenue and earnings attributable to the businesses acquired during 2025 of approximately $284.9 million and $8.3 million, respectively. Acquisition costs recognized as an expense in the 2025 consolidated statements of operations related to these acquisitions were immaterial. Additionally, the total amount of goodwill and other intangibles (franchise assets) from these acquisitions that is expected to be deductible for tax purposes related to these acquisitions is approximately $266.2 million.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma summary presents consolidated information as if the 2025 acquisitions had occurred on January 1, 2024:

	Year Ended December 31,
	2025	2024
	(In millions)
Revenue	$15,511.0	$14,861.9
Income before taxes	$183.5	$288.1
During 2024, in an effort to expand and diversify our business, we acquired two businesses in our Franchised Dealerships Segment: North Point Volvo and Audi New Orleans. Additionally, we acquired one business (consisting of two locations) in our Powersports Segment: Motorcycles of Charlotte and Motorcycles of Greensboro. The aggregate gross purchase price of the businesses (including inventory acquired and subsequently funded by floor plan notes payable) was approximately $55.3 million. For North Point Volvo, we purchased the remaining 50% interest that was previously accounted for under the equity method. The purchase price of this acquisition was allocated based on information currently available to the tangible and intangible assets acquired and liabilities assumed utilizing the stock acquisition method of accounting. The acquisition of the remaining 50% interest represented $21.1 million of the total aggregate gross purchase price and included inventory of approximately $10.7 million, property and equipment of approximately $0.2 million, goodwill of approximately $3.5 million, franchise assets of $6.0 million, real estate of approximately $12.4 million, other assets of approximately $1.7 million, and other liabilities of approximately $3.0 million. Due to the acquisition of the remaining 50% of interest, we have recognized a gain of $3.5 million on the initial investment recorded. The allocation of the remaining $34.2 million of the total aggregate gross purchase price of the two other businesses included inventory of approximately $17.2 million, right-of-use assets of $13.3 million, property and equipment of approximately $0.3 million, franchise assets of approximately $6.9 million, goodwill of approximately $7.8 million, real estate of approximately $5.2 million, other assets of approximately $0.1 million, lease liabilities of $13.3 million, and other liabilities of approximately $3.3 million.
During 2023, we acquired one business (consisting of five locations) in our Powersports Segment for an aggregate gross purchase price (including inventory acquired and subsequently funded by floor plan notes payable) of approximately $75.1 million. The allocation of the aggregate gross purchase price included inventory of approximately $11.1 million, property and equipment of approximately $0.7 million, franchise assets of approximately $22.6 million, goodwill of approximately $11.9 million, real estate of approximately $29.0 million, other assets of approximately $0.1 million, and other liabilities of approximately $0.3 million.
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
Dispositions
During 2025, we disposed of one mid-line import franchised dealership and terminated one domestic franchised dealership and one powersports dealership. The disposal of the mid-line import franchised dealership generated net cash of approximately $9.6 million. During 2024, we terminated two luxury franchised dealerships and disposed of two mid-line import franchised dealerships, in addition to closing the remaining seven Northwest Motorsport stores within the EchoPark Segment. The disposal of two mid-line import franchised dealerships generated net cash of approximately $8.2 million. Pre-tax loss for Northwest Motorsport stores included in continuing operations for the years ended December 31, 2024 and 2023 were $8.0 million and $24.0 million, respectively. During 2023, we disposed of one luxury franchised dealership, one domestic franchised dealership, and one mid-line import franchised dealership which generated net cash of approximately $52.2 million. In conjunction with dealership dispositions, we have agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not have been known at the time of sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.
In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various strategic and performance criteria. As of December 31, 2025, we did not have any dealerships classified as held for sale.

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
3. Inventories and Related Notes Payable - Floor Plan
Inventories consist of the following:

	December 31, 2025	December 31, 2024
	(In millions)
New vehicles	$1,140.1	$1,146.0
Used vehicles	523.8	514.4
Service loaners (1)	233.1	184.9
Parts, accessories and other	115.9	112.4
Inventories	$2,012.9	$1,957.7
(1)Service loaner inventory includes approximately $35.7 million and $31.7 million as of December 31, 2025 and December 31, 2024, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable, floor plan - trade on the accompanying consolidated balance sheets.
We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with either: (1) certain manufacturer captive finance companies or (2) a syndicate of manufacturer-affiliated captive finance companies and commercial banks. We also use these floor plan facilities to finance the acquisition of new and certain used vehicle inventory as part of acquisitions of dealerships. These floor plan facilities are due on demand and currently bear interest at variable rates based on either one-month Term SOFR or prime plus an additional spread, depending on the lender arrangement. The weighted-average interest rate for our new vehicle floor plan facilities was 5.33%, 6.29% and 6.11% for 2025, 2024 and 2023, respectively. Our floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and charged against cost of sales when the associated inventory is sold. For 2025, 2024 and 2023, we recognized a reduction in cost of sales of approximately $65.6 million, $64.2 million and $58.7 million, respectively, related to manufacturer floor plan assistance.
The weighted-average interest rate for our used vehicle floor plan facilities was 6.50%, 7.37% and 7.23% for 2025, 2024 and 2023, respectively.
The new and used vehicle floor plan facilities are collateralized by vehicle inventory of the relevant dealership subsidiary. The new and used vehicle floor plan facilities contain a number of covenants, including, among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all of these restrictive covenants as of December 31, 2025.
Sonic participates in a program with its syndicated floor plan lender wherein Sonic maintains a deposit balance with the lender that earns interest based on an agreed upon rate. The deposit balance was $300.0 million and $340.0 million as of December 31, 2025 and 2024, respectively, and is included in other current assets in the Consolidated Balance Sheets. The interest received as a result of this deposit balance is classified as a reduction in interest expense, floor plan in the accompanying consolidated statements of income. In 2025, 2024 and 2023, the reduction in interest expense, floor plan was approximately $15.9 million, $23.7 million and $19.4 million, respectively.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
	(In millions)
Land	$470.1	$484.3
Buildings and improvements	1,556.8	1,510.7
Furniture, fixtures and equipment	565.7	577.3
Construction in progress	59.3	61.6
Total, at cost	2,651.9	2,633.9
Less accumulated depreciation	(1,087.0)	(1,003.6)
Subtotal	1,564.9	1,630.3
Less assets held for sale (1)	(2.0)	(23.4)
Property and equipment, net	$1,562.9	$1,606.9
(1)Classified in other current assets in the accompanying consolidated balance sheets.
Interest capitalized in conjunction with construction projects and software development was approximately $2.2 million, $2.6 million and $2.2 million for 2025, 2024 and 2023, respectively. As of December 31, 2025, commitments for facility construction projects totaled approximately $20.9 million.
During 2025, 2024 and 2023, property and equipment impairment charges were recorded as noted in the following table:

	Franchised Dealerships Segment	EchoPark Segment	Consolidated
Year Ended December 31,	(In millions)
2025	$—	$0.2	$0.2
2024	$1.2	$2.7	$3.9
2023	$1.0	$41.7	$42.7
Property and equipment impairment charges in 2025 were approximately $0.2 million, which was related to real estate held for sale. In 2024 and 2023 impairment charges were related to the closure of certain EchoPark and Northwest Motorsports stores, and the abandonment of certain construction projects in our Franchised Dealerships Segment.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We completed our annual impairment testing as of April 30, 2025 and determined that several of our franchise assets’ fair values did not exceed the carrying values, resulting in a non-cash pre-tax franchise asset impairment charge of $172.4 million to reduce the carrying value to fair value as of April 30, 2025. After the effect of impairment charges, the carrying value of our franchise assets totaled approximately $454.1 million at December 31, 2025, and is included in other intangible assets, net in the accompanying consolidated balance sheet as of such date.
The changes in the carrying amount of goodwill for the year ended 2025 and 2024 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2023 (1)	$229.8	$—	$24.0	$253.8
Additions through current year acquisitions	8.1	—	3.3	11.4
Reductions from dispositions	(0.2)	—	—	(0.2)
Prior year acquisition allocations	93.5	—	—	93.5
Balance at December 31, 2024 (1)	$331.2	$—	$27.3	$358.5
Additions through current year acquisitions	64.2	—	—	64.2
Reductions from dispositions	(0.7)	—	—	(0.7)
Prior year acquisition allocations	(0.2)	—	—	(0.2)
Balance at December 31, 2025 (1)	$394.5	$—	$27.3	$421.8
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of franchise assets for 2025 and 2024 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2023	$371.7	$—	$45.7	$417.4
Additions through current year acquisitions	10.9	—	2.0	12.9
Balance at December 31, 2024	$382.6	$—	$47.7	$430.3
Additions through current year acquisitions	202.0	—	—	202.0
Reductions from dispositions	(5.1)	—	(0.7)	(5.8)
Reductions from impairment	(165.9)	—	(6.5)	(172.4)
Balance at December 31, 2025	$413.6	$—	$40.5	$454.1
6. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility and Sidecar Facility (2)	455.8	366.8
Mortgage notes to finance companies - fixed rate, bearing interest from 2.05% to 4.69%	29.4	96.1
Subtotal	$1,635.2	$1,612.9
Debt issuance costs	(19.8)	(24.9)
Total debt	1,615.4	1,588.0
Less current maturities	(52.4)	(76.1)
Long-term debt	$1,563.0	$1,511.9
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Adjusted Term SOFR (as defined in the Credit Facilities) at December 31, 2025 and 125 basis points above one-month Adjusted Term SOFR at December 31, 2024.
(2)The interest rate on the Mortgage Facility and Sidecar Facility (each as defined below) was 150 basis points above one-month Adjusted Term SOFR (as defined in each facility) at December 31, 2025. The interest rate on the Mortgage Facility was 150 basis points above one-month Adjusted Term SOFR at December 31, 2024.

Future maturities of long-term debt are as follows:

Principal
Year Ending December 31,	(In millions)
2026	$52.4
2027	416.2
2028	14.2
2029	651.0
2030	1.1
Thereafter	500.3
Total	$1,635.2

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities
Our Credit Agreement, originally dated as of April 14, 2021, entered into by, among others, the Company and Bank of America, N.A., as administrative agent (as amended to date, the “Credit Agreement”), provides for a syndicated revolving credit facility (the “Revolving Credit Facility”) and syndicated new and used vehicle floor plan facilities (the “Floor Plan Facilities” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities are guaranteed by the Company and certain of its subsidiaries and are secured by a pledge of substantially all of the guarantors’ assets subject to certain exceptions, including floor plan agreements with various manufacturer-affiliated captive finance companies.
On March 13, 2024, we amended and restated our Credit Agreement (the “Sixth Credit Facility Amendment”) to extend the maturity date to March 13, 2029, with an optional one-year extension. The Sixth Credit Facility Amendment includes the aggregate commitments of $2.4 billion and includes an accordion feature allowing for an increase in the commitments of up to $450.0 million allocated between the three facilities on a pro rata basis. Under the Sixth Credit Facility Amendment, the Revolving Credit Facility commitment can neither be reduced below $50.0 million nor consist of more than 40% of the aggregate commitments under the Credit Agreement.
In addition, the Sixth Credit Facility Amendment increased the unrestricted basket for quarterly dividends from $0.12 to $0.18 per share of qualified capital stock, provided additional flexibility for the Company to make asset sales and repurchases of its qualified capital stock, removed the consolidated liquidity ratio covenant, and clarified that “Adjusted Term SOFR” (as defined in the Credit Agreement) is inclusive of a 10 basis point credit spread adjustment. Amounts outstanding under the Credit Facilities bear interest at Adjusted Term SOFR plus credit spreads indicated by our Consolidated Total Lease Adjusted Leverage Ratio (as defined in the Credit Agreement).
As of December 31, 2025, the commitments under the Credit Facilities consisted of $1.5 billion for the new vehicle floor plan, $550.0 million for the used vehicle floor plan and $350.0 million for the Revolving Credit Facility. Availability under the Revolving Credit Facility is calculated as the lesser of the $350.0 million commitment or a borrowing base collateralized by eligible assets, less any outstanding letters of credit and borrowings. As of December 31, 2025, the Revolving Borrowing Base was $311.5 million and we had $11.2 million in outstanding letters of credit and no outstanding borrowings, resulting in $300.3 million of availability.
Senior Notes
On October 27, 2021, we issued two series of Senior Notes: $650.0 million bearing interest at 4.625% and maturing on November 15, 2029 (the “4.625% Notes”) and $500.0 million bearing interest at 4.875% and maturing on November 15, 2031 (the “4.875% Notes” and together with the “4.625% Notes”, the “Senior Notes”). We used the net proceeds from the issuances to fund the acquisition of RFJ Auto Partners, Inc. and its subsidiaries and to repay existing debt.
The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s domestic operating subsidiaries. Under certain circumstances, the guarantees of the subsidiaries comprising the EchoPark Business (as defined in the indentures governing the Senior Notes (the “Indentures”)) may be released. The Indentures contain customary restrictive covenants and default provisions. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On December 27, 2024, we entered into an agreement, which established a syndicated mortgage loan facility (the “Sidecar Facility”) providing an incremental $149.1 million of term loan commitments. Though the Sidecar Facility is distinct and separate from the Mortgage Facility, the two facilities contain similar terms and conditions, are coterminous, and use one month Adjusted Term SOFR as a base rate with the same pricing grid.
On October 24, 2025, we incurred an additional $149.1 million term loan as required under the Sidecar Facility in order to achieve full utilization.
Interest on the Mortgage Facility and Sidecar Facility is paid monthly in arrears. Amortizing principal payments are 1.875% of the cumulative amount drawn on the term loan portion of Mortgage Facility and Sidecar Facility each quarter end through September 30, 2027, with the remaining balances due on the November 17, 2027 maturity date. We have the right to prepay outstanding principal on either facility at any time without premium or penalty provided that the prepayment amount exceeds $0.5 million.
As of December 31, 2025, we had $312.7 million of outstanding term borrowings and $95.0 million available for revolving loans under the Mortgage Facility. In addition, we had $143.1 million of outstanding term borrowings under the Sidecar Facility.
Mortgage Notes to Finance Companies
Our mortgage notes (excluding the Mortgage Facility and Sidecar Facility) had a weighted-average interest rate of 4.14% and a combined principal balance of $29.4 million as of December 31, 2025. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by underlying properties or other collateral and contain certain cross-default provisions. Maturity dates for these mortgage notes range from 2026 to 2031.
Covenants
The Credit Facilities, Mortgage Facility and Sidecar Facility each contain covenants which could prohibit indebtedness, liens, the payment of excess dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets. The facilities contain other covenants and default provisions, including cross defaults to other material indebtedness, change of control events and other events of default customary for commercial credit facilities. Upon the occurrence of an event of default, we could be required to repay all outstanding amounts under these facilities. The facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no continuing Event of Default (as defined within each applicable agreement) has occurred and provided that we remain in compliance with all financial covenants. Dividends greater than $0.18 per share are subject to the limitations on restricted payments set forth in each agreement. After giving effect to the applicable restrictions, as of December 31, 2025, we had approximately $391.1 million of net income and retained earnings free of such restrictions.
Financial covenants for the Credit Facilities, Mortgage Facility and Sidecar Facility facilities include a minimum Consolidated Fixed Charge Coverage Ratio (as defined) of 1.20 to 1.00 and a Consolidated Total Lease Adjusted Leverage Ratio (as defined) not to exceed 5.75 to 1.00. Similar financial covenants apply to our Senior Notes as well as to certain facility leases and their related guaranty agreements. We remain in compliance with all restrictive covenants as of December 31, 2025.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities
As of December 31, 2025, we had interest rate cap agreements with the following notional amounts, cap rates and maturities to help limit our exposure to potentially increasing interest rates on the Floor Plan Facility and Mortgage Facility. Settlements are evaluated monthly and paid by the counterparties when one-month Term SOFR exceeds the cap rate. Payments are calculated based on the notional amounts multiplied by the difference between one-month Term SOFR rates and the cap rates and are recognized as a reduction in interest expense. The total unamortized premium amount related to the outstanding interest rate caps was $2.6 million as of December 31, 2025 which will be amortized as a reduction in interest expense over each cap’s remaining term. The fair value of the outstanding interest rate caps was $0.1 million at December 31, 2025 included in other assets in the accompanying consolidated balance sheet.

Notional Amount	Cap Rate (1)	Receive Rate (1)	Start Date	Maturing Date
(In millions)
$400.0	5.500%	one-month SOFR	March 13, 2025	December 31, 2026
$200.0	5.500%	one-month SOFR	March 17, 2025	November 17, 2027
$400.0	5.500%	one-month SOFR	March 13, 2025	December 29, 2028
(1)One-month Term SOFR was 3.688% at December 31, 2025.
The interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these instruments are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations.
7. Income Taxes
The provision for income taxes - benefit (expense) consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Current tax expense:
Federal	$(73.8)	$(52.7)	$(62.6)
State and local	(6.1)	(16.5)	(19.7)
Total current tax expense	(79.9)	(69.2)	(82.3)
Deferred tax benefit:
Federal	24.8	23.1	17.1
State and local	1.0	6.0	1.5
Total deferred tax benefit	25.8	29.1	18.6
Total provision for income taxes - expense	$(54.1)	$(40.1)	$(63.7)

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. statutory federal income tax rate with our federal and state overall effective income tax rate in accordance with ASU 2023-09 is as follows for the year ending December 31, 2025:

	Year Ended December 31, 2025
	In USD (in millions)	Percent of Pre-tax Income
U.S. statutory federal income tax rate	$(36.3)	21.0%
State and local income tax, net of federal benefit (1)	(4.1)	2.4%
Nontaxable or nondeductible items
Nondeductible compensation	(7.6)	4.9%
Share-based compensation	3.5	(2.0)%
Other	(2.1)	0.6%
Changes in unrecognized tax benefits	(0.6)	0.4%
Other	(6.9)	4.0%
Income tax expense, effective tax rate	$(54.1)	31.3%
(1) The states that constitute the majority of the tax effect in this category include California, Texas, and Florida.
For the years ending December 31, 2024 and 2023, the reconciliation of the U.S. statutory federal income tax rate with our federal and state overall effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%
Effective state income tax rate	5.2%	6.1%
Valuation allowance adjustments	(0.1)%	(0.3)%
Uncertain tax positions	0.6%	2.2%
Effect of goodwill impairment and indefinite lived intangible assets	(12.1)%	0.0%
Non-deductible compensation	1.9%	1.4%
Other	(0.8)%	(4.1)%
Effective income tax rate	15.7%	26.3%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
	(In millions)
Deferred tax assets:
Accruals and reserves	$39.1	$40.6
State net operating loss carryforwards	6.6	6.6
Basis difference in liabilities related to right-of-use assets	165.4	147.7
Other	5.1	4.4
Total deferred tax assets	216.2	199.3

Deferred tax liabilities:
Basis difference in property and equipment	(9.6)	(3.8)
Basis difference in goodwill	(49.3)	(79.7)
Basis difference in right-of-use assets	(147.9)	(133.2)
Other	(2.0)	(2.6)
Total deferred tax liabilities	(208.8)	(219.3)
Valuation allowance	(6.5)	(6.2)
Net deferred tax asset (liability)	$0.9	$(26.2)
Net long-term deferred tax balances were approximately $0.9 million deferred tax assets and $26.2 million deferred tax liabilities at December 31, 2025 and 2024, respectively, and are recorded in other assets and other long-term liabilities, respectively, on the accompanying consolidated balance sheets.
We have approximately $156.5 million in gross state net operating loss carryforwards that will expire between 2026 and 2045. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty and, therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2025, we had recorded a valuation allowance amount of approximately $6.5 million related to certain state net operating loss carryforward deferred tax assets as we determined that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.
The following table is a reconciliation of our unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Unrecognized tax benefits, beginning of year	$4.5	$9.3	$4.4
Increases (decreases) for tax positions of prior years	—	(5.6)	5.5
Additions based on tax positions related to the current year	0.5	1.2	(0.5)
Lapse of statute of limitations	(0.2)	(0.4)	(0.1)
Unrecognized tax benefits, end of year	$4.8	$4.5	$9.3
Unrecognized tax benefits and associated accrued interest and penalties are included in income tax provision. The accrued liability recognized related to interest and penalties was $1.3 million and $1.1 million as of December 31, 2025 and 2024, respectively.
Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2022 through 2025 U.S. federal income tax returns remain open to examination by the U.S. Internal Revenue Service. Sonic’s and its subsidiaries’ state income tax returns remain open to examination by state taxing authorities for years ranging from 2019 to 2025.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the adoption of ASU 2023-09, cash paid for income taxes, net of refunds received, was as follows:

Year Ended December 31,
2025
(In millions)
Federal taxes paid	$87.7
State and local taxes paid
California (1)	8.3
Other	4.8
Total state and local taxes paid	13.1
Total income taxes paid	$100.8
(1) Jurisdiction representing 5% or more of total income taxes paid, net of refunds.
8. Related Parties
Certain of our dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Corporation (“Oil-Chem”), a subsidiary of Speedway Motorsports, LLC (“Speedway Motorsports”), for resale to Fixed Operations guests of our dealerships in the ordinary course of business. David Bruton Smith, our Chairman and Chief Executive Officer, is an officer and director of Speedway Motorsports and an officer and director of Sonic Financial Corporation (“SFC”), which is the largest stockholder of Sonic; Marcus G. Smith, a director and a greater than 10% beneficial owner of Sonic, is a director and the Chief Executive Officer and President of Speedway Motorsports and a director and an officer of SFC; B. Scott Smith, a director and a greater than 10% beneficial owner of Sonic, is a co-owner, director and an officer of both Speedway Motorsports and SFC; Michael Hodge, a director of Sonic, is the Chief Financial Officer of Speedway Motorsports and SFC; and William R. Brooks, a director of Sonic, is Vice Chairman of Speedway Motorsports and a director and an officer at SFC. There were no purchases from Oil-Chem by our dealerships in 2025, and there were approximately $0.4 million and $1.2 million in 2024 and 2023, respectively. We also engaged in other transactions with various Speedway Motorsports subsidiaries, consisting primarily of: (1) merchandise and apparel purchases from SMISC Holdings, LLC (d/b/a SMI Properties) (“SMISC”) for approximately $0.7 million, $0.8 million and $0.9 million in 2025, 2024 and 2023, respectively; and (2) vehicle sales to various Speedway Motorsports subsidiaries which were approximately $0.6 million, $0.2 million and $0.2 million in 2025, 2024 and 2023, respectively.
In July 2024, the Company entered into a Sponsorship Agreement between EchoPark Automotive, Inc., a subsidiary of Sonic (“EchoPark Automotive”), and SMISC pursuant to which EchoPark Automotive agreed to be an official sponsor of a NASCAR Cup Series race and related events scheduled to be held annually in Austin, Texas (the “NASCAR Event”). In exchange for the right to sponsor the NASCAR Event, EchoPark Automotive paid an annual sponsor fee of approximately $2.5 million to SMISC in both 2024 and 2023. In February 2025, the Company, EchoPark Automotive and SMISC entered into an amendment to the Sponsorship Agreement pursuant to which EchoPark Automotive received sponsorship rights and benefits associated with several NASCAR events held at Speedway Motorsports facilities. In exchange, the Company paid a sponsorship fee of $6.8 million to Speedway GLOBE, LLC (“GLOBE”), a subsidiary of Speedway Motorsports, in 2025.
In June 2025, the Company entered into a Facility Naming Rights and Sponsorship Agreement with GLOBE, which replaced the Sponsorship Agreement and pursuant to which EchoPark Automotive agreed to become the naming rights partner of the Atlanta Motor Speedway, LLC (“AMS”) motorsports facility, and the AMS facility was renamed as “EchoPark Speedway.” The parties also agreed to continue the sponsorship rights and benefits associated with several NASCAR events held at Speedway Motorsports facilities previously provided by the amended Sponsorship Agreement. The Facility Naming Rights and Sponsorship Agreement covers a seven-year period. The Company paid total rights fees of approximately $9.5 million to GLOBE in 2025 (inclusive of the $6.8 million previously paid to GLOBE pursuant to the amended Sponsorship Agreement).
We participate in various aircraft-related transactions with SFC, a privately held company controlled by David Bruton Smith, our Chairman and Chief Executive Officer, and Marcus G. Smith and B. Scott Smith, both directors of Sonic, and of which Michael Hodge and William R. Brooks, directors of Sonic, are officers. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by our executives, a management agreement with SFC for storage and maintenance of aircraft leased by us from unrelated third parties and the use of our aircraft for business-related travel by certain affiliates of SFC. We incurred net expenses of approximately $4.4 million, $4.0 million and $1.6 million in 2025, 2024 and 2023, respectively, for aircraft-related transactions with SFC.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Capital Structure and Per Share Data
Preferred Stock - We have 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors has designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share (the “Preferred Stock”), which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2025 or 2024.
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
Share Repurchases - Prior to January 1, 2023, our Board of Directors had approved cumulative authorizations allowing us to expend up to $1.5 billion to repurchase shares of our Class A Common Stock. As of December 31, 2025, we had repurchased a total of approximately 48.6 million shares of Class A Common Stock at an average price per share of approximately $27.19. As of December 31, 2025, we had approximately $169.9 million remaining under our Board’s share repurchase authorization.
Per Share Data - The calculation of diluted earnings per share considers the potential dilutive effect of restricted stock units, restricted stock awards and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards), in addition to Class A Common Stock purchase warrants, if applicable.
10. Employee Benefit Plans
Substantially all of our employees are eligible to participate in a 401(k) plan. Matching contributions by us to our 401(k) plans were approximately $14.3 million, $13.1 million and $13.2 million in 2025, 2024 and 2023, respectively.
Stock Compensation Plans
We currently have two active stock compensation plans: the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the Sonic Automotive, Inc. 2012 Formula Restricted Stock and Deferral Plan for Non-Employee Directors (the “2012 Formula Plan”). Collectively, these plans are referred to as the “Stock Plans.” During the second quarter of 2012, our stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 2,000,000 shares of Class A Common Stock and 300,000 shares of Class A Common Stock, respectively. Our stockholders have subsequently voted to increase the number of shares of Class A Common Stock authorized for issuance periodically since the inception of the two active stock compensation plans, with current authorized balances as of December 31, 2025 at 8,000,000 shares and 600,000 shares of Class A Common Stock, respectively.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the stock options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share (Low - High)			Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions, except per share data, term in years)
Balance at December 31, 2024	0.1	$16.76	-	16.76	$16.76	5.3	$6.1
Exercised	—	$16.76	-	16.76	$16.76
Balance at December 31, 2025	0.1	$16.76	-	16.76	$16.76	4.3	$4.5
Exercisable	0.1	$16.76	-	16.76	$16.76	4.3	$4.5

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per option amounts)
Weighted-average grant date fair value per option	$4.17	$4.17	$4.17
Intrinsic value of stock options exercised	$1.8	$14.7	$27.8

A summary of the status of the non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-Vested Restricted Stock Awards and Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2024	1.5	$40.17
Granted	0.3	$73.68
Forfeited	—	$61.45
Vested	(0.7)	$39.30
Balance at December 31, 2025	1.1	$50.16
During 2025, approximately 284,000 restricted stock units were awarded to our executive officers and other key associates under the 2012 Plan. Awards vest over three years. The majority of the restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon continuation of employment and compliance with any restrictive covenants contained in an agreement between us and the respective executive officer or other key associate. Also in 2025, approximately 28,000 restricted stock units were granted to our Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of our stockholders, except to the extent that such grant is considered an interim grant for a newly elected non-employee director, in which case, restrictions on those shares vest on the first anniversary of the grant date. We recognized compensation expense within selling, general and administrative expenses related to stock options, restricted stock units and restricted stock awards of approximately $23.1 million, $23.5 million and $23.3 million in 2025, 2024 and 2023, respectively.
Tax benefits recognized related to restricted stock unit and restricted stock award compensation expense were approximately $6.5 million, $6.8 million and $6.6 million for 2025, 2024 and 2023, respectively. Total compensation cost related to non-vested restricted stock units and restricted stock awards not yet recognized at December 31, 2025 was approximately $34.8 million and is expected to be recognized over a weighted-average period of approximately 3.15 years.
Supplemental Executive Retirement Plan
On December 7, 2009, the Compensation Committee of our Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a non-qualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 13 active or former members of senior management at December 31, 2025. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by our tax-qualified and other non-qualified deferred compensation plans.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2025	2024
Change in projected benefit obligation:	(In millions)
Obligation at January 1	$21.8	$22.3
Service cost	—	1.0
Interest cost	1.2	1.1
Actuarial loss (gain)	3.3	(2.2)
Benefits paid	(0.5)	(0.4)
Obligation at December 31 (1)	$25.8	$21.8
Accumulated benefit obligation	$20.7	$18.0
(1)As of December 31, 2025, approximately $0.5 million was included in other accrued liabilities and approximately $25.3 million was included in other long-term liabilities in the accompanying consolidated balance sheet as of such date. As of December 31, 2024, approximately $0.5 million was included in other accrued liabilities and approximately $21.3 million was included in other long-term liabilities in the accompanying consolidated balance sheet as of such date.

	Year Ended December 31,
	2025	2024
Change in fair value of plan assets:	(In millions)
Plan assets at January 1	$—	$—
Actual return on plan assets	—	—
Employer contributions	0.5	0.4
Benefits paid	(0.5)	(0.4)
Plan assets at December 31	—	—
Funded status recognized	$(25.8)	$(21.8)
The following table provides the cost components of the SERP:

	Year Ended December 31,
	2025	2024
	(In millions)
Service cost	$—	$1.0
Interest cost	1.2	1.1
Amortization of gain (loss)	(0.5)	(0.2)
Net pension expense (benefit)	$0.7	$1.9
The weighted-average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2025	2024
Discount rate	5.15%	5.43%
Rate of compensation increase	3.00%	3.00%

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Estimated Future Benefit Payments
Year Ending December 31,	(In millions)
2026	$0.5
2027	$0.5
2028	$0.5
2029	$0.7
2030	$1.1
2031 - 2035	$13.2
Multiemployer Benefit Plan
Three of our dealership subsidiaries in northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”)). The AI Pension Plan is a “multiemployer plan” as defined under the Employee Retirement Income Security Act of 1974, as amended. Three of our dealership subsidiaries actively contribute to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. These subsidiaries employ approximately 170 individuals, which constitutes less than 2% of our total workforce. The risks of participating in this multiemployer pension plan are different from single-employer plans in the following aspects:
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
Our participation in the AI Pension Plan for 2025, 2024 and 2023 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2025 and 2024 is for the plan’s year-end at December 31, 2024 and 2023, respectively. The zone status is based on information that we received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded (“Critical Status”), plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The “FIP/RP Status - Pending/Implemented” column indicates plans for which a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plan is subject. The number of employees covered by the AI Pension Plan decreased 1.3% from December 31, 2023 to December 31, 2024 and decreased 0.5% from December 31, 2024 to December 31, 2025, affecting the period-to-period comparability of the contributions for 2025, 2024 and 2023.

		Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund	EIN/Pension Plan Number	2025	2024	Pending /Implemented	Year Ended December 31,
					2025	2024	2023
					(In millions)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$0.2	$0.2	$0.2	Yes	Between November 2026 and January 2027

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2025 and 2024. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary had issued a certification that the AI Pension Plan was in critical status. In conjunction with the AI Pension Plan’s critical status, all participating employers were required to increase employer contributions to the AI Pension Plan for a seven-year period which commenced in 2013. As of April 2023, the AI Pension Plan’s actuary certified that the AI Pension Plan remained in Critical Status for the plan year commencing January 1, 2023, with the projected pension liability underfunded by approximately $1.0 billion and projected to become insolvent in the 2032 plan year. In July 2023, the Pension Benefit Guaranty Corporation (the “PBGC”) approved an application by the AI Pension Plan for special financial assistance in the amount of approximately $1.1 billion to address the underfunded status of the plan.
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
Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow hedges and deferred compensation plan balances.
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
Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2025	December 31, 2024
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$53.2	$47.3
Interest rate caps designated as hedges (2)	0.1	—
Total assets	$53.3	$47.3
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
As of December 31, 2025 and 2024, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable - floor plan, trade accounts payable and borrowings under our variable interest rate credit facilities approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
At December 31, 2025 and 2024, the fair value and carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$478.8	$500.0	$447.5	$500.0
4.625% Notes (1)	$630.5	$650.0	$594.8	$650.0
Mortgage Notes (2)	$28.7	$29.4	$93.4	$96.1
(1)As determined by market quotations as of December 31, 2025 and 2024, respectively (Level 2).
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms of agreements entered into for the sales of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $3.0 million as of December 31, 2025 and $2.2 million as of December 31, 2024. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2025.
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
There were no significant liabilities related to legal matters as of December 31, 2025 and December 31, 2024.

13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are as follows:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at December 31, 2022	$(0.9)	$2.5	$1.6
Other comprehensive income (loss) before reclassifications (1)	0.6	(0.1)	0.5
Amounts reclassified out of accumulated other comprehensive income (loss)	(0.5)	—	(0.5)
Net current-period other comprehensive income (loss)	0.1	(0.1)	—
Balance at December 31, 2023	$(0.8)	$2.4	$1.6
Other comprehensive income (loss) before reclassifications (2)	1.8	2.0	3.8
Amounts reclassified out of accumulated other comprehensive income (loss) (3)	(1.0)	(0.6)	(1.6)
Net current-period other comprehensive income (loss)	0.8	1.4	2.2
Balance at December 31, 2024	$—	$3.8	$3.8
Other comprehensive income (loss) before reclassifications (4)	(1.7)	(3.8)	(5.5)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	1.0	1.0
Net current-period other comprehensive income (loss)	(1.7)	(2.8)	(4.5)
Balance at December 31, 2025	$(1.7)	$1.0	$(0.7)
(1)Net of tax expense of $0.2 million related to losses on cash flow hedges and no tax benefit related to the defined benefit pension plan.
(2)Net of tax expense of $0.6 million related to losses on cash flow hedges and $0.6 million tax expense related to the defined benefit pension plan.
(3)Net of tax benefit of $0.4 million related to gains on cash flow hedges.
(4)Net of tax benefit of $0.7 million related to gains on cash flow hedges and $1.0 million tax benefit related to the defined benefit pension plan.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of our cash flow hedges. For further discussion of our defined benefit pension plan, see Note 10, “Employee Benefit Plans.”
14. Segment Information
As of December 31, 2025, Sonic had three operating segments: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” for additional discussion of our operating segments. Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment financial information for the three years ended December 31, 2025 were as follows:
Franchised Dealerships Segment - Reported

	Twelve Months Ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Retail new vehicles	$6,941.9	$6,425.5	$6,215.0
Fleet new vehicles	101.5	95.3	92.2
Used vehicles	3,087.0	2,919.8	3,050.3
Wholesale vehicles	207.0	188.9	204.5
Parts, service and collision repair	1,970.2	1,802.9	1,714.2
Finance, insurance and other, net	571.5	506.8	498.6
Cost of sales:
Retail new vehicles	(6,574.3)	(6,048.6)	(5,696.3)
Fleet new vehicles	(99.8)	(92.3)	(88.2)
Used vehicles	(2,929.2)	(2,769.6)	(2,887.4)
Wholesale vehicles	(216.3)	(193.5)	(207.8)
Parts, service and collision repair	(964.3)	(894.0)	(861.5)
Segment gross profit	$2,095.2	$1,941.2	$2,033.6
Selling, general and administrative expenses:
Compensation	(956.9)	(892.4)	(856.6)
Advertising	(69.9)	(55.1)	(40.5)
Rent	(44.3)	(39.2)	(40.3)
Other (1)	(392.5)	(388.7)	(377.2)
Depreciation and amortization	(137.7)	(124.4)	(112.3)
Other income (expense):
Interest expense, floor plan	(72.0)	(70.6)	(49.2)
Interest expense, other, net	(105.9)	(112.7)	(109.7)
Other income (expense), net	0.1	(0.5)	0.2
Segment income	$316.1	$257.6	$448.0
(1) Other selling, general and administrative expenses include various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline and service loaners, in addition to insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EchoPark Segment - Reported

	Twelve Months Ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Retail new vehicles	$—	$—	$1.0
Used vehicles	1,747.8	1,838.0	2,143.8
Wholesale vehicles	104.6	95.8	111.7
Finance, insurance and other, net	219.2	194.0	177.9
Cost of Sales:
Retail new vehicles	—	—	(0.9)
Used vehicles	(1,731.3)	(1,822.8)	(2,160.9)
Wholesale vehicles	(106.4)	(97.1)	(110.8)
Segment gross profit	$233.9	$207.9	$161.8
Selling, general and administrative expenses:
Compensation	(100.6)	(95.8)	(132.0)
Advertising	(30.2)	(27.7)	(49.9)
Rent	(3.0)	1.7	(6.3)
Other (1)	(39.0)	(43.9)	(58.8)
Depreciation and amortization	(20.4)	(21.8)	(26.6)
Other income (expense):
Interest expense, floor plan	(11.1)	(14.2)	(17.4)
Interest expense, other, net	(1.5)	(2.7)	(3.2)
Other income (expense), net	—	—	(0.1)
Segment income (loss)	$28.1	$3.5	$(132.5)
(1) Other selling, general and administrative expenses include various fixed and variable expenses, including certain customer-related costs such as gasoline, in addition to insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Powersports Segment - Reported

	Twelve Months Ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Retail new vehicles	$105.5	$82.0	$88.6
Used vehicles	37.9	22.3	19.5
Wholesale vehicles	2.4	2.3	2.6
Parts, service and collision repair	48.9	43.6	45.3
Finance, insurance and other, net	8.2	7.1	7.2
Cost of Sales:
Retail new vehicles	(89.8)	(70.5)	(72.0)
Used vehicles	(31.1)	(17.0)	(14.1)
Wholesale vehicles	(2.5)	(2.6)	(2.8)
Parts, service and collision repair	(25.7)	(23.5)	(24.0)
Segment gross profit	$53.8	$43.7	$50.3
Selling, general and administrative expenses:
Compensation	(29.9)	(25.7)	(27.7)
Advertising	(1.1)	(1.7)	(1.8)
Rent	0.9	0.9	0.5
Other (1)	(11.7)	(9.4)	(9.9)
Depreciation and amortization	(5.3)	(4.2)	(3.4)
Other income (expense):
Interest expense, floor plan	(1.6)	(2.1)	(0.6)
Interest expense, other, net	(2.8)	(2.6)	(1.7)
Segment income (loss)	$2.3	$(1.1)	$5.7
(1) Other selling, general and administrative expenses include various fixed and variable expenses, including gain on disposal of franchises, certain customer-related costs such as gasoline, in addition to insurance, training, legal and information technology expenses.

	Year Ended December 31,
	2025	2024	2023
Segment Income (Loss) (1):	(In millions)
Franchised Dealerships Segment (2)	$316.1	$257.6	$448.0
EchoPark Segment (3)	28.1	3.5	(132.5)
Powersports Segment (4)	2.3	(1.1)	5.7
Total segment income (loss)	$346.5	$260.0	$321.2
Impairment charges (5)	(173.8)	(3.9)	(79.3)
Income (loss) before taxes	$172.8	$256.1	$241.9
Note: Due to rounding, segment level financial data may not sum to consolidated results.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For 2025, amount includes approximately $40.0 million of pre-tax benefit from cyber insurance proceeds related to the CDK outage, approximately $5.0 million of pre-tax charges related to storm damage, approximately $5.5 million of pre-tax loss related to dispositions, and approximately $0.7 million of pre-tax legal expenses. For 2024, amount includes approximately $13.0 million of pre-tax charges related to excess compensation as a result of the CDK outage, approximately $8.3 million of pre-tax charges related to storm damage, approximately $3.5 million of pre-tax gain related to the acquisition of the remaining equity interest in a joint venture, $10.0 million of pre-tax gain related to the CDK outage cyber claim payment, and approximately $2.2 million of pre-tax charges related to severance and long-term compensation expense. For 2023, amount includes approximately $20.9 million of pre-tax gain related to acquisitions and dispositions and approximately $1.9 million of pre-tax charges related to storm damage.
(3)For 2025, amount includes approximately $0.9 million of pre-tax gain on dispositions. For 2024, amount includes approximately $3.0 million of pre-tax gain on exit of leased properties, approximately $2.9 million of pre-tax charges for severance and long-term compensation expense, approximately $2.1 million of pre-tax charges related to closed store accrued expenses related to the indefinite suspension of operations at certain EchoPark locations, approximately $2.1 million of pre-tax gain on real estate dispositions, and approximately $0.4 million of pre-tax charges related to excess compensation as a result of the CDK outage. For 2023, amount includes approximately $10.0 million of pre-tax charges related to used vehicle inventory valuation adjustments, $5.1 million of pre-tax charges for long-term compensation expense, approximately $4.3 million of pre-tax lease exit charges and approximately $0.3 million of pre-tax loss related to acquisitions and dispositions.
(4)For 2025, amount includes approximately $1.1 million of pre-tax charges related to dispositions. For 2024, amount includes approximately $0.5 million of pre-tax charges related to severance and long-term compensation expense.
(5)For 2025, amount includes approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment, approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment, and approximately $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges, and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment. For 2024, amount includes approximately $1.2 million of pre-tax franchise asset and property and equipment impairment charges for the Franchised Dealerships Segment and approximately $2.7 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment. For 2023, amount includes approximately $1.0 million of pre-tax franchise asset and property and equipment impairment charges for the Franchised Dealerships Segment and approximately $78.3 million of pre-tax impairment charges related to fixed assets, lease right-of-use assets, and other contractual obligations related to abandoned property for the EchoPark Segment.

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Capital expenditures:
Franchised Dealerships Segment	$145.8	$182.4	$181.4
EchoPark Segment	1.2	1.0	15.3
Powersports Segment	2.9	3.9	6.9
Total capital expenditures	$149.9	$187.3	$203.6

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2025	2024
	(In millions)
Assets:
Franchised Dealerships Segment	$4,933.9	$4,704.5
EchoPark Segment	506.1	574.5
Powersports Segment	224.4	232.7
Corporate and other:
Cash and cash equivalents	6.3	44.0
Floor plan deposit balance (1)	300.0	340.0
Total assets	$5,970.7	$5,895.7
(1)The floor plan deposit balance was reclassified to Corporate and other in the current period. Prior period amounts as of December 31, 2024 have been adjusted to conform to the current period presentation.

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
Following is information related to lease expenses and other lease-related information for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Lease Expense	(In millions)
Finance lease expense
Reduction of right-of-use assets	$22.2	$20.0
Interest on lease liabilities	24.5	22.4
Operating lease expense (1)	47.3	38.5
Short-term lease expense	2.7	1.1
Variable lease expense	13.5	14.2
Sublease income	(8.7)	(9.0)
Total	$101.5	$87.2
(1)Included in operating cash flows in the accompanying consolidated statements of cash flows.

SONIC AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Other Information	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$10.6	$9.3
Operating cash flows for finance leases	$24.5	$22.4
Operating cash flows for operating leases	$46.6	$38.3
Right-of-use assets obtained in exchange for lease liabilities
Finance leases	$34.3	$86.8
Operating leases (1)	$85.5	$44.1
(1)Includes the impact of reclassification of ROU assets from operating leases to finance leases due to remeasurement.

	December 31, 2025	December 31, 2024
Other Information
Weighted-average remaining lease term (in years)
Finance leases	13.6	13.3
Operating leases	10.5	10.4
Weighted-average discount rate
Finance leases	6.86%	7.10%
Operating leases	6.78%	6.94%

	Undiscounted Lease Cash Flows Under ASC Topic 842 as of December 31, 2025
	Finance Leases	Operating Leases	Receipts from Subleases
Year Ending December 31,	(In millions)
2026	$42.8	$52.2	$7.1
2027	80.9	47.8	6.1
2028	34.5	45.1	4.2
2029	35.1	42.2	3.9
2030	35.6	36.8	2.3
Thereafter	358.2	213.5	0.3
Total	$587.1	$437.6	$23.9

Less: Present value discount	(208.9)	(135.8)
Lease liabilities	$378.2	$301.8