Form 10-Q
period 2026-04-30
SONIC AUTOMOTIVE INC
filed 2026-04-30
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2026, there were 19,574,728 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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
These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you should not place undue reliance on these statements, and you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and in “Item 1A. Risk Factors” of this report and elsewhere herein, as well as:
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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,607.4	$1,656.3
Fleet new vehicles	20.7	22.1
Total new vehicles	1,628.1	1,678.4
Used vehicles	1,269.6	1,225.0
Wholesale vehicles	71.8	82.7
Total vehicles	2,969.5	2,986.1
Parts, service and collision repair	516.6	474.4
Finance, insurance and other, net	202.4	190.8
Total revenues	3,688.5	3,651.3
Cost of sales (1):
Retail new vehicles	(1,522.9)	(1,566.9)
Fleet new vehicles	(20.3)	(21.5)
Total new vehicles	(1,543.2)	(1,588.4)
Used vehicles	(1,221.1)	(1,178.6)
Wholesale vehicles	(73.4)	(84.1)
Total vehicles	(2,837.7)	(2,851.1)
Parts, service and collision repair	(252.0)	(233.8)
Total cost of sales	(3,089.7)	(3,084.9)
Gross profit	598.8	566.4
Selling, general and administrative expenses	(427.0)	(380.3)
Impairment charges	(0.4)	(1.4)
Depreciation and amortization	(38.7)	(39.7)
Operating income (loss)	132.7	145.0
Other income (expense):
Interest expense, floor plan	(19.4)	(20.0)
Interest expense, other, net	(28.3)	(27.6)
Other income (expense), net	0.1	—
Total other income (expense)	(47.6)	(47.6)
Income before taxes	85.1	97.4
Provision for income taxes - benefit (expense)	(24.3)	(26.8)
Net income	$60.8	$70.6

Basic earnings per common share:
Earnings per common share	$1.81	$2.09
Weighted-average common shares outstanding	33.6	33.9
Diluted earnings per common share:
Earnings per common share	$1.79	$2.04
Weighted-average common shares outstanding	34.0	34.6
(1)Cost of sales is exclusive of depreciation and amortization shown separately below.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net income	$60.8	$70.6
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	0.3	(1.3)
Total other comprehensive income (loss) before taxes	0.3	(1.3)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	—	0.4
Other comprehensive income (loss)	0.3	(0.9)
Comprehensive income	$61.1	$69.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$5.7	$6.3
Receivables, net	415.4	469.0
Inventories	2,123.6	2,012.9
Other current assets	419.6	344.3
Total current assets	2,964.3	2,832.5
Property and Equipment, net	1,545.8	1,562.9
Goodwill	418.8	421.8
Other Intangible Assets, net	436.9	454.1
Operating Right-of-Use Lease Assets	268.9	279.1
Finance Right-of-Use Lease Assets	360.7	328.4
Other Assets	122.2	91.9
Total Assets	$6,117.6	$5,970.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$193.4	$184.6
Notes payable - floor plan - non-trade	1,806.2	1,748.1
Trade accounts payable	165.3	151.0
Operating short-term lease liabilities	31.0	33.5
Finance short-term lease liabilities	55.4	19.2
Other accrued liabilities	431.1	409.1
Current maturities of long-term debt	192.5	52.4
Total current liabilities	2,874.9	2,597.9
Long-Term Debt	1,535.1	1,563.0
Other Long-Term Liabilities	111.2	114.4
Operating Long-Term Lease Liabilities	257.2	268.3
Finance Long-Term Lease Liabilities	357.9	359.0
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 70,374,640 shares issued and 19,637,335 shares outstanding at March 31, 2026; 70,135,011 shares issued and 21,546,627 shares outstanding at December 31, 2025	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2026 and December 31, 2025	0.1	0.1
Paid-in-Capital	908.5	908.2
Retained earnings	1,529.4	1,481.1
Accumulated other comprehensive income (loss)	(0.4)	(0.7)
Treasury stock, at cost; 50,737,305 Class A Common Stock shares held at March 31, 2026 and 48,588,384 Class A Common Stock shares held at December 31, 2025	(1,457.0)	(1,321.3)
Total Stockholders’ Equity	981.3	1,068.1
Total Liabilities and Stockholders’ Equity	$6,117.6	$5,970.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2024	69.4	$0.7	(47.3)	$(1,238.9)	12.0	$0.1	$884.6	$1,412.0	$3.8	$1,062.3
Shares awarded under stock compensation plans	0.3	—	—	—	—	—	0.1	—	—	0.1
Purchases of treasury stock	—	—	(0.5)	(35.3)	—	—	—	—	—	(35.3)
Effect of cash flow hedge instruments, net of tax benefit of $0.4	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Stock compensation expense	—	—	—	—	—	—	5.9	—	—	5.9
Net income	—	—	—	—	—	—	—	70.6	—	70.6
Class A dividends declared ($0.35 per share)	—	—	—	—	—	—	—	(7.7)	—	(7.7)
Class B dividends declared ($0.35 per share)	—	—	—	—	—	—	—	(4.2)	—	(4.2)
Balance at March 31, 2025	69.7	$0.7	(47.8)	$(1,274.2)	12.0	$0.1	$890.6	$1,470.7	$2.9	$1,090.8

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2025	70.1	$0.7	(48.6)	$(1,321.3)	12.0	$0.1	$908.2	$1,481.1	$(0.7)	$1,068.1
Shares awarded under stock compensation plans	0.2	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(2.1)	(135.7)	—	—	—	—	—	(135.7)
Effect of cash flow hedge instruments, net of tax expense	—	—	—	—	—	—	—	—	0.3	0.3
Stock compensation expense	—	—	—	—	—	—	5.1	—	—	5.1
Cash settlement of shares awarded under stock compensation plans	—	—	—	—	—	—	(4.8)	—	—	(4.8)
Net income	—	—	—	—	—	—	—	60.8	—	60.8
Class A dividends declared ($0.38 per share)	—	—	—	—	—	—	—	(7.9)	—	(7.9)
Class B dividends declared ($0.38 per share)	—	—	—	—	—	—	—	(4.6)	—	(4.6)
Balance at March 31, 2026	70.3	$0.7	(50.7)	$(1,457.0)	12.0	$0.1	$908.5	$1,529.4	$(0.4)	$981.3

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60.8	$70.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32.9	34.4
Debt issuance cost amortization	1.7	1.6
Stock-based compensation expense	5.1	5.9
Deferred income taxes	(3.5)	(3.6)
Asset impairment charges	0.4	1.4
Loss (gain) on disposal of dealerships and property and equipment	(1.1)	1.2
Other	0.2	0.1
Changes in assets and liabilities that relate to operations:
Receivables	53.5	(18.3)
Inventories	(126.6)	81.1
Other assets	(15.0)	3.5
Notes payable - floor plan – trade	8.8	(9.0)
Trade accounts payable and other liabilities	18.3	26.9
Total adjustments	(25.3)	125.2
Net cash provided by operating activities	35.5	195.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(37.0)	(45.0)
Proceeds from sales of property and equipment	18.5	9.5
Proceeds from sales of dealerships	40.2	—
Net cash provided by (used in) investing activities	21.7	(35.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	(16.9)	(70.9)
Borrowings on revolving credit facilities	2.0	10.2
Repayments on revolving credit facilities	(2.0)	(10.2)
Proceeds from borrowings	150.0	—
Debt issuance costs	(1.2)	(0.8)
Principal payments of long-term debt	(38.3)	(18.4)
Principal payments of long-term lease liabilities	(2.9)	(2.5)
Purchases of treasury stock	(135.7)	(35.3)
Issuance of shares under stock compensation plans	—	0.1
Dividends paid	(12.8)	(11.9)
Net cash used in financing activities	(57.8)	(139.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.6)	20.6
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6.3	44.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.7	$64.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$33.5	$33.9
Income taxes	$—	$0.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (collectively referred to herein as “Sonic,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025. Due to rounding, segment level financial data may not sum to consolidated results.
Recent Accounting Pronouncements – Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of recent accounting pronouncements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures.” The amendments require the disclosure of a reconciliation between income tax expense from continuing operations and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory rate as well as an annual disaggregation of the income tax rate reconciliation between certain specified categories by both percentage and reported amounts, along with other changes to income tax disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. We have implemented the provisions of ASU 2023-09. See Note 7, “Income Taxes,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025 for the additional disclosures required by ASC Topic 740.
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

Principles of Consolidation – All of our dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying unaudited condensed consolidated financial statements. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain amounts and percentages may not compute due to rounding.
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

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 include approximately $5.8 million and $7.0 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $10.2 million related to contract assets from F&I retro revenues recognition in other assets as of both March 31, 2026 and December 31, 2025. Changes in contract assets from December 31, 2025 to March 31, 2026 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).

2. Business Acquisitions and Dispositions
During the three months ended March 31, 2026 and the three months ended March 31, 2025, we did not acquire any businesses.
During the three months ended March 31, 2026, we disposed of three mid-line import franchised dealerships and one domestic franchised dealership. The disposal of these four franchised dealerships and related real estate generated net cash of approximately $40.2 million and $18.5 million, respectively, for combined gross proceeds of $58.7 million and generated a pre-tax gain on disposal of approximately $5.1 million. During the three months ended March 31, 2025, we terminated one franchise within the Powersports Segment.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
Inventories consist of the following:

	March 31, 2026	December 31, 2025
	(In millions)
New vehicles	$1,193.5	$1,140.1
Used vehicles	570.6	523.8
Service loaners (1)	246.2	233.1
Parts, accessories and other	113.3	115.9
Inventories	$2,123.6	$2,012.9

(1)Service loaner inventory includes approximately $34.9 million and $35.7 million as of March 31, 2026 and December 31, 2025, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable - floor plan - trade on the accompanying unaudited condensed consolidated balance sheets.
4. Property and Equipment
Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
	(In millions)
Land	$463.1	$470.1
Buildings and improvements	1,543.4	1,556.8
Furniture, fixtures and equipment	579.0	565.7
Construction in progress	74.1	59.3
Total, at cost	2,659.6	2,651.9
Less accumulated depreciation	(1,112.9)	(1,087.0)
Subtotal	1,546.7	1,564.9
Less assets held for sale (1)	(0.9)	(2.0)
Property and equipment, net	$1,545.8	$1,562.9
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
Capital expenditures were approximately $37.0 million and $45.0 million in the three months ended March 31, 2026 and 2025, respectively. Capital expenditures in all periods were primarily related to construction of new franchised dealerships and powersports stores, and building improvements and equipment purchased for use in our franchised dealerships, EchoPark and powersports stores. Certain capital expenditures are recognized in the Franchised Dealerships Segment to better monitor project development costs prior to transferring the capitalized asset balance to the appropriate entity or operating segment upon project completion. Assets held for sale as of March 31, 2026 and December 31, 2025 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.
Fixed asset impairment charges for the three months ended March 31, 2026 were approximately $0.4 million, which was related to the impairment of a construction project that was canceled. Fixed asset impairment charges for the three months ended March 31, 2025 were approximately $0.2 million, which was related to property held for sale.
During the current quarter, the estimated useful lives of buildings and improvement assets were evaluated based on historical experience and industry practices. As a result, certain building and improvement assets were adjusted, resulting in a reduction of approximately $4.6 million in quarterly depreciation expense for the three months ended March 31, 2026.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2025 and the three months ended March 31, 2026 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2024 (1)	$331.2	$—	$27.3	$358.5
Additions through current year acquisitions	64.2	—	—	64.2
Reductions from dispositions	(0.7)	—	—	(0.7)
Prior year acquisition allocations	(0.2)	—	—	(0.2)
Balance at December 31, 2025 (1)	$394.5	$—	$27.3	$421.8
Reductions from dispositions	(3.0)	—	—	(3.0)
Balance at March 31, 2026 (1)	$391.5	$—	$27.3	$418.8
(1)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.

The changes in the carrying amount of franchise assets for the year ended December 31, 2025 and the three months ended March 31, 2026 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2024	$382.6	$—	$47.7	$430.3
Additions through current year acquisitions	202.0	—	—	202.0
Reductions from dispositions	(5.1)	—	(0.7)	(5.8)
Reductions from impairment	(165.9)	—	(6.5)	(172.4)
Balance at December 31, 2025	$413.6	$—	$40.5	$454.1
Reductions from dispositions	(17.2)	—	—	(17.2)
Balance at March 31, 2026	$396.4	$—	$40.5	$436.9

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility and Sidecar Facility (2)	432.0	455.8
Bridge Facility (3)	150.0	—
Mortgage notes to finance companies - fixed rate, bearing interest at 4.40%	14.9	29.4
Subtotal	$1,746.9	$1,635.2
Debt issuance costs	(19.3)	(19.8)
Total debt	1,727.6	1,615.4
Less current maturities	(192.5)	(52.4)
Long-term debt	$1,535.1	$1,563.0
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Adjusted Term SOFR (as defined in the Credit Facilities) at both March 31, 2026 and December 31, 2025.
(2)The interest rate on the Mortgage Facility and Sidecar Facility (each as defined below) was 150 basis points above one-month Adjusted Term SOFR (as defined in each of the Mortgage Facility and Sidecar Facility) at both March 31, 2026 and December 31, 2025.
(3)The interest rate on the Bridge Facility (as defined below) was 250 basis points above one-month Term SOFR (as defined in the Bridge Facility) at March 31, 2026.
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

On March 13, 2024, we amended and restated our Credit Agreement (the “Sixth Credit Facility Amendment”) to extend the maturity date to March 13, 2029, with an optional one-year extension. The Sixth Credit Facility Amendment includes aggregate commitments of $2.4 billion and includes an accordion feature allowing for an increase in the commitments of up to $450.0 million allocated between the three facilities on a pro rata basis. Under the Sixth Credit Facility Amendment, the Revolving Credit Facility commitment can neither be reduced below $50.0 million nor consist of more than 40% of the aggregate commitments under the Credit Facilities.
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
As of March 31, 2026, the aggregate commitments consisted of $1.5 billion for the new vehicle floor plan, $550.0 million for the used vehicle floor plan and $350.0 million for the Revolving Credit Facility. Availability under the Revolving Credit Facility is calculated as the lesser of the $350.0 million commitment or a borrowing base collateralized by eligible assets, less any outstanding letters of credit and borrowings. As of March 31, 2026, the Revolving Borrowing Base was $306.3 million and we had $11.7 million in outstanding letters of credit and no borrowings, resulting in $294.6 million of availability.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
On October 27, 2021, we issued two series of Senior Notes: $650.0 million bearing interest at 4.625% and maturing on November 15, 2029 (the “4.625% Notes”) and $500.0 million bearing interest at 4.875% and maturing on November 15, 2031 (the “4.875% Notes” and together with the 4.625% Notes, the “Senior Notes”). We used the net proceeds from the issuances to fund the acquisition of RFJ Auto Partners, Inc. and its subsidiaries and to repay existing debt.
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
As of March 31, 2026, we had $291.6 million of outstanding term borrowings and $95.0 million available for revolving loans under the Mortgage Facility. In addition, we had $140.3 million of outstanding term borrowings under the Sidecar Facility.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Bridge Facility
On March 27, 2026, we entered into a Bridge Facility Credit Agreement with PNC Bank, N.A. as administrative agent and lender, which provided for a senior unsecured term loan facility in an aggregate principal amount of $150.0 million (the “Bridge Facility”). We borrowed the full $150.0 million available on the closing date. The Bridge Facility contains certain covenants and events of default which are similar to the Mortgage Facility and Sidecar Facility and will mature on the earlier of the date that is 364 days after the closing date or the occurrence of a refinancing of the Mortgage Facility. Amounts outstanding under the Bridge Facility bear interest at a rate equal to Term SOFR plus 2.50% per annum which is paid monthly in arrears. We have the right to prepay outstanding principal under the Bridge Facility at any time without premium or penalty provided that the prepayment amount exceeds $0.5 million.
Mortgage Notes to Finance Companies
Our mortgage notes (excluding the Mortgage Facility, Sidecar Facility, and Bridge Facility) had a weighted-average interest rate of 4.40% and a combined principal balance of $14.9 million as of March 31, 2026. These mortgage notes require monthly payments of principal and interest through their respective maturities, are secured by underlying properties or other collateral and contain certain cross-default provisions. These mortgage notes mature in 2028.
Covenants
The Credit Facilities, Mortgage Facility, Sidecar Facility and Bridge Facility each contain covenants which could prohibit indebtedness, liens, the payment of excess dividends and other restricted payments, capital expenditures and material dispositions and acquisitions of assets. The facilities contain other covenants and default provisions, including cross defaults to other material indebtedness, change of control events and other events of default customary for commercial credit facilities. Upon the occurrence of an event of default, we could be required to repay all outstanding amounts under these facilities. The facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no continuing Event of Default (as defined within each applicable agreement) has occurred and provided that we remain in compliance with all financial covenants. Dividends greater than $0.18 per share are subject to the limitations on restricted payments set forth in each agreement. After giving effect to the applicable restrictions, as of March 31, 2026, we had approximately $282.0 million of net income and retained earnings free of such restrictions.
Financial covenants for the Credit Facilities, Mortgage Facility, Sidecar Facility and Bridge Facility include a minimum Consolidated Fixed Charge Coverage Ratio (as defined in each agreement) of 1.20 to 1.00 and a maximum Consolidated Total Lease Adjusted Leverage Ratio (as defined in each agreement) of 5.75 to 1.00. Similar financial covenants apply to our Senior Notes as well as to certain facility leases and their related guaranty agreements. We remain in compliance with all restrictive covenants as of March 31, 2026.

Derivative Instruments and Hedging Activities
As of March 31, 2026, we had interest rate cap agreements with the following notional amounts, cap rates and maturities to help limit our exposure to potentially increasing interest rates on the Floor Plan Facilities and Mortgage Facility. Settlements are evaluated monthly and paid by the counterparties when one-month Term SOFR exceeds the cap rate. Payments are calculated based on the notional amounts multiplied by the difference between one-month Term SOFR and the cap rates and are recognized as a reduction in interest expense. The total unamortized premium amount related to the outstanding interest rate caps was $2.5 million as of March 31, 2026 which will be amortized as a reduction in interest expense over each cap’s remaining term. The fair value of the outstanding interest rate caps was $0.3 million at March 31, 2026 included in other assets in the accompanying unaudited condensed consolidated balance sheets.

Notional Amount	Cap Rate (1)	Receive Rate (1)	Start Date	Maturing Date
(In millions)
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 31, 2026
$200.0	5.500%	one-month Term SOFR	March 17, 2025	November 17, 2027
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 29, 2028
(1) One-month Term SOFR was approximately 3.66% at March 31, 2026.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interest rate caps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these instruments are recorded in total other comprehensive income (loss) before taxes in the accompanying consolidated statements of comprehensive operations.
For further discussion, see Note 6, “Long-Term Debt,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
In accordance with the terms of agreements entered into for the sales of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $13.7 million as of March 31, 2026 and $3.0 million as of December 31, 2025. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2026.

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
There were no significant liabilities recorded related to legal matters as of March 31, 2026 and December 31, 2025.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2026	December 31, 2025
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$53.8	$53.2
Interest rate caps designated as hedges (2)	0.3	0.1
Total assets	$54.1	$53.3
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other current assets in the accompanying unaudited condensed balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026 and December 31, 2025, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable and borrowings under our variable interest rate credit facilities approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of March 31, 2026 and December 31, 2025, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$471.3	$500.0	$478.8	$500.0
4.625% Notes (1)	$625.6	$650.0	$630.5	$650.0
Mortgage Notes (2)	$14.6	$14.9	$28.7	$29.4
(1)As determined by market quotations from similar securities as of March 31, 2026 and December 31, 2025, respectively (Level 2).
(2)As determined by the DCF method (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025.
9. Segment Information
As of March 31, 2026, Sonic had three operating segments: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of our operating segments. Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three months ended March 31, 2026 and 2025 were as follows:

Franchised Dealerships Segment - Reported

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues:
Retail new vehicles	$1,585.2	$1,636.9
Fleet new vehicles	20.7	22.1
Used vehicles	768.7	745.6
Wholesale vehicles	43.9	54.6
Parts, service and collision repair	509.3	467.4
Finance, insurance and other, net	139.3	130.6
Cost of sales:
Retail new vehicles	(1,504.0)	(1,550.2)
Fleet new vehicles	(20.3)	(21.5)
Used vehicles	(728.2)	(705.7)
Wholesale vehicles	(45.7)	(55.6)
Parts, service and collision repair	(248.2)	(230.2)
Segment gross profit	$520.7	$494.0
Selling, general and administrative expenses:
Compensation	(240.1)	(226.4)
Advertising	(18.7)	(15.8)
Rent	(12.4)	(9.7)
Other (1)	(103.2)	(74.0)
Depreciation and amortization	(31.7)	(33.4)
Other income (expense):
Interest expense, floor plan	(16.0)	(16.3)
Interest expense, other, net	(27.3)	(26.6)
Other income (expense), net	0.1	0.1
Segment income	$71.4	$91.9
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EchoPark Segment - Reported

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues:
Used vehicles	$491.8	$473.7
Wholesale vehicles	27.3	27.3
Finance, insurance and other, net	61.4	58.7
Cost of Sales:
Used vehicles	(485.5)	(468.3)
Wholesale vehicles	(27.1)	(27.5)
Segment gross profit	$67.9	$63.9
Selling, general and administrative expenses:
Compensation	(26.9)	(25.9)
Advertising	(8.3)	(7.7)
Rent	2.7	(0.7)
Other (1)	(10.2)	(10.5)
Depreciation and amortization	(5.7)	(5.2)
Other income (expense):
Interest expense, floor plan	(3.0)	(3.1)
Interest expense, other, net	(0.3)	(0.4)
Other income (expense), net	—	(0.1)
Segment income (loss)	$16.2	$10.3
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Powersports Segment - Reported

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues:
Retail new vehicles	$22.3	$19.4
Used vehicles	9.2	5.7
Wholesale vehicles	0.2	0.8
Parts, service and collision repair	7.4	7.0
Finance, insurance and other, net	1.8	1.5
Cost of Sales:
Retail new vehicles	(19.1)	(16.7)
Used vehicles	(7.6)	(4.6)
Wholesale vehicles	(0.2)	(1.0)
Parts, service and collision repair	(3.9)	(3.6)
Segment gross profit	$10.1	$8.5
Selling, general and administrative expenses:
Compensation	(7.3)	(6.2)
Advertising	(0.3)	(0.2)
Rent	—	0.2
Other (1)	(2.3)	(3.4)
Depreciation and amortization	(1.2)	(1.2)
Other income (expense):
Interest expense, floor plan	(0.4)	(0.5)
Interest expense, other, net	(0.7)	(0.7)
Other income (expense), net	0.1	—
Segment income (loss)	$(2.0)	$(3.5)
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, insurance, training, legal and information technology expenses.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$71.4	$91.9
EchoPark Segment (3)	16.2	10.3
Powersports Segment (4)	(2.0)	(3.5)
Total segment income	$85.6	$98.7
Impairment charges (5)	(0.4)	(1.4)
Income before taxes	$85.1	$97.4
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges. Due to rounding, segment level financial data may not sum to consolidated results.
(2)For the three months ended March 31, 2026, amount includes approximately $5.1 million of pre-tax gain related to dispositions. For the three months ended March 31, 2025, amount includes approximately $30.0 million of pre-tax benefit in cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024 (the “CDK outage”), approximately $0.9 million of pre-tax charges related to storm damage, and approximately $0.3 million of pre-tax charges related to disposition losses.
(3)For the three months ended March 31, 2026, amount includes approximately $3.6 million of pre-tax gain related to the termination of leases. For the three months ended March 31, 2025, amount includes approximately $0.2 million of pre-tax gain on sale of EchoPark property.
(4)For the three months ended March 31, 2025, amount includes approximately $0.9 million of pre-tax charges related to disposition losses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(5)For the three months ended March 31, 2026, amount includes approximately $0.4 million of non-cash pre-tax impairment charges related to construction-in-progress projects for the Franchised Dealerships Segment. For the three months ended March 31, 2025, amount includes approximately $0.2 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.1 million of pre-tax property, equipment and right-of-use asset charges for the Powersports Segment.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Segment Capital Expenditures:
Franchised Dealerships Segment	$35.9	$44.5
EchoPark Segment	0.7	0.2
Powersports Segment	0.4	0.3
Total capital expenditures	$37.0	$45.0

	March 31, 2026	December 31, 2025
	(In millions)
Segment Assets:
Franchised Dealerships Segment	$4,939.3	$4,933.9
EchoPark Segment	562.7	506.1
Powersports Segment	234.9	224.4
Corporate and other:
Cash and cash equivalents	5.7	6.3
Floor plan deposit balance	375.0	300.0
Total assets	$6,117.6	$5,970.7

10. Subsequent Events
Subsequent to March 31, 2026, in an effort to expand and diversify our business, we acquired one business (consisting of six locations) in our Powersports Segment for an aggregate gross purchase price of $66.2 million, including goodwill, inventory, real estate and other assets. The businesses were acquired as of April 13, 2026 and April 20, 2026 and dealership locations include San Diego Harley-Davidson (San Diego, California), Falcon’s Fury Harley-Davidson (Conyers, Georgia), Space Coast Harley-Davidson (Palm Bay, Florida), Treasure Coast Harley-Davidson (Stuart, Florida), Raging Bull Harley-Davidson (Durham, North Carolina), in addition to one authorized retail outlet location, Cocoa Beach Harley-Davidson (Cocoa Beach, Florida).
Additionally, subsequent to March 31, 2026, we repurchased approximately 0.1 million shares of our Class A Common Stock for approximately $6.2 million. During this period, Sonic’s Board of Directors increased the Company’s share repurchase authorization by $500.0 million for future repurchases of shares of our Class A Common Stock, resulting in current remaining availability of approximately $528.0 million.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto, as well as the consolidated financial statements and related notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Unless otherwise noted, all discussion of increases or decreases are for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a same market basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of March 31, 2026: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2026, we operated 107 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 14 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 127 new vehicle franchises (representing 24 different brands of cars and light trucks) and 16 collision repair centers in 17 states. The EchoPark Segment consists of 18 stores in 10 states. The Powersports Segment consists of 41 franchises at 14 locations (11 full-service dealerships and three authorized retail outlets) in three states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) decreased 7% for the three months ended March 31, 2026, to approximately 15.5 million vehicles, compared to approximately 16.6 million vehicles for the three months ended March 31, 2025, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2026 new vehicle industry volume will be between 15.5 million vehicles (a decrease of 5% compared to 2025) and 16.0 million vehicles (a decrease of 2% compared to 2025). The effects of tariffs and trade policies, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand as a result of economic conditions, geopolitical disruptions, energy prices, natural disasters or other unforeseen circumstances could cause the actual 2026 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR decreased 9% to approximately 12.8 million vehicles for the three months ended March 31, 2026, from approximately 14.0 million vehicles for the three months ended March 31, 2025.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2025 and 2026, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
Same store retail new vehicle revenue decreased 8% during the three months ended March 31, 2026, driven primarily by a 10% decrease in retail new vehicle unit sales volume, partially offset by a 3% increase in average selling price per new retail unit for the three months ended March 31, 2026. Retail new vehicle gross profit decreased 14% during the three months ended March 31, 2026, due primarily to the effects of tariffs on inventory invoice cost and lower consumer demand as a result of pre-tariff demand in the first quarter of 2025, which combined to drive lower retail new vehicle gross profit per unit for the three months ended March 31, 2026. Retail new vehicle gross profit per unit decreased $133 per unit, or 4%, to $3,002 per unit during the three months ended March 31, 2026. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 58 days as of March 31, 2026, compared to 51 days as of March 31, 2025.
Same store retail used vehicle revenue increased 2% during the three months ended March 31, 2026, driven primarily by a 3% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased 1% during the three months ended March 31, 2026, primarily due to lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $59 per unit, or 4%, to $1,533 per unit during the three months ended March 31, 2026. Same store wholesale vehicle gross loss worsened by approximately $1.0 million, to a gross loss of approximately $1.7 million during the three months ended March 31, 2026, due primarily to a $239 per unit, or 168%, worsening of wholesale vehicle gross loss per unit as a result of changes in pricing and demand for vehicles at wholesale auction. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 32 days as of March 31, 2026, compared to 31 days as of March 31, 2025.
Same store Fixed Operations revenue increased 5% during the three months ended March 31, 2026, driven primarily by increased service capacity as a result of additional technician headcount, and higher parts and labor costs that were passed along to consumers. Same store Fixed Operations gross profit increased 5% during the three months ended March 31, 2026, driven primarily by higher customer pay revenue contribution and higher internal, sublet and other gross margin contribution. Same store Fixed Operations gross margin increased 40 basis points, to 51.1%, during the three months ended March 31, 2026.
Same store F&I revenue increased 2% during the three months ended March 31, 2026, driven by a 6% increase in F&I gross profit per retail unit, partially offset by a 4% decrease in retail new and used vehicle unit sales volume, respectively. Same store F&I gross profit per retail unit increased $146 per unit, or 6%, to $2,594 per unit during the three months ended March 31, 2026.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EchoPark Segment
Same market total revenues increased 4% during the three months ended March 31, 2026, attributable to a 2% increase in total vehicle unit sales volume (retail used vehicles plus wholesale used vehicles) in the three months ended March 31, 2026, and a 1% increase in average selling price per used retail unit in the three months ended March 31, 2026. Same market total gross profit increased 6% during the three months ended March 31, 2026, primarily driven by a 2% increase in total vehicle unit sales volume (retail used vehicles plus wholesale used vehicles), and a 3% increase in combined retail used vehicle and F&I gross profit per unit.
Same market retail used vehicle revenue increased 4% during the three months ended March 31, 2026, driven primarily by a 3% increase in retail used vehicle unit sales volume, coupled with a 1% increase in average selling price per used retail unit in the three months ended March 31, 2026. F&I revenue increased 4% during the three months ended March 31, 2026, driven primarily by a 3% increase in retail used vehicle unit sales and a 1% increase in F&I gross profit per unit in the three months ended March 31, 2026. Same market combined retail used vehicle and F&I gross profit per unit increased $86 per unit, or 2.5%, to $3,518 for the three months ended March 31, 2026 due primarily to increases in retail used vehicle unit sales volume during the three months ended March 31, 2026.
Same market wholesale vehicle gross profit improved by approximately $0.4 million during the three months ended March 31, 2026, primarily due to a 227% increase in wholesale vehicle gross profit per unit during the three months ended March 31, 2026. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 40 and 35 days as of March 31, 2026 and 2025, respectively.
Powersports Segment
Same store retail new vehicle revenue increased 19% during the three months ended March 31, 2026, driven by a 16% increase in retail new vehicle unit sales volume, coupled with a 2% increase in retail new vehicle average selling price during the three months ended March 31, 2026. Retail new vehicle gross profit increased 23% during the three months ended March 31, 2026, as a result of the increase in retail new vehicle unit sales volume and a 7% increase in same store retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $182 per unit, or 7%, to $2,891 per unit for the three months ended March 31, 2026. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 162 and 166 days as of March 31, 2026 and 2025, respectively, varying based on manufacturer production levels and consumer demand.
Same store used vehicle revenue increased 77% during the three months ended March 31, 2026, primarily driven by a 56% increase in retail used vehicle unit sales volume and a 14% increase in average used vehicle selling price during the three months ended March 31, 2026. Retail used vehicle gross profit increased 60% during the three months ended March 31, 2026, driven by the increase in used vehicle unit sales volume and an 8% increase in retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit increased $141 per unit, or 8%, to $1,938 per unit for the three months ended March 31, 2026. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 96 and 83 days as of March 31, 2026 and 2025, respectively.
Same store Fixed Operations revenue increased 12% and Fixed Operations gross profit increased 9% during the three months ended March 31, 2026, driven by higher repair order volume for the three months ended March 31, 2026. Fixed Operations gross margin decreased 100 basis points to 48% during the three months ended March 31, 2026, respectively, driven primarily by a decrease in warranty revenue contribution and warranty, internal, sublet and other gross margin contribution.
Same store F&I revenue increased 29% during the three months ended March 31, 2026, driven primarily by a 30% increase in combined retail new and used vehicle unit sales volume for the three months ended March 31, 2026. F&I gross profit per retail unit and decreased $45 per unit, or 5%, to $907 per unit for the three months ended March 31, 2026.

Results of Operations – Consolidated

As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores, EchoPark stores, and powersports stores in 2025 and 2026, the change in consolidated reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.

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
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
New Vehicle Brand	2026	2025
Luxury:
BMW	22%	23%
Mercedes	12%	14%
Land Rover	10%	5%
Lexus	5%	6%
Audi	4%	6%
Porsche	4%	4%
Cadillac	3%	3%
Other Luxury (1)	3%	2%
Total Luxury	63%	63%
Mid-line Import:
Honda	11%	12%
Toyota	9%	8%
Volkswagen	1%	1%
Other Mid-line Imports (2)	2%	2%
Total Mid-line Import	23%	23%
Domestic:
General Motors (3)	6%	6%
Ford	5%	3%
Chrysler	3%	5%
Total Domestic	14%	14%
Total	100%	100%
(1)Includes Jaguar, MINI, Polestar and Volvo.
(2)Includes Hyundai, Nissan and Subaru.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	12.8	14.0	(9)%
U.S. Fleet new vehicle SAAR	2.7	2.6	4%
U.S. Total new vehicle SAAR (1)	15.5	16.6	(7)%
(1)Source: PIN from J.D. Power

Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,607.4	$1,656.3	$(48.9)	(3)%
Fleet new vehicle revenue	20.7	22.1	(1.4)	(6)%
Total new vehicle revenue	$1,628.1	$1,678.4	$(50.3)	(3)%

Retail new vehicle gross profit	$84.5	$89.4	$(4.9)	(5)%
Fleet new vehicle gross profit	0.4	0.6	(0.2)	(33)%
Total new vehicle gross profit	$84.9	$90.0	$(5.1)	(6)%

Retail new vehicle unit sales	26,954	29,075	(2,121)	(7)%
Fleet new vehicle unit sales	337	383	(46)	(12)%
Total new vehicle unit sales	27,291	29,458	(2,167)	(7)%

Revenue per new retail unit	$59,637	$56,967	$2,670	5%
Revenue per new fleet unit	$61,347	$57,518	$3,829	7%
Total revenue per new unit	$59,658	$56,974	$2,684	5%

Gross profit per new retail unit	$3,133	$3,075	$58	2%
Gross profit per new fleet unit	$1,264	$1,444	$(180)	(12)%
Total gross profit per new unit	$3,110	$3,054	$56	2%

Retail gross profit as a % of revenue	5.3%	5.4%	(10)	bps
Fleet gross profit as a % of revenue	2.1%	2.5%	(40)	bps
Total new vehicle gross profit as a % of revenue	5.2%	5.4%	(20)	bps

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

Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,269.6	$1,225.0	$44.6	4%
Gross profit	$48.5	$46.4	$2.1	5%
Unit sales	46,493	44,817	1,676	4%
Revenue per unit	$27,308	$27,333	$(25)	—%
Gross profit per unit	$1,042	$1,034	$8	1%
Gross profit as a % of revenue	3.8%	3.8%	—	bps

For further analysis of used vehicle results on a segment basis, see the tables and discussion under the headings “Used Vehicles - Franchised Dealerships Segment,” “Used Vehicles and F&I - EchoPark Segment” and “Used Vehicles - Powersports Segment” in the Franchised Dealerships Segment, EchoPark Segment and Powersports Segment sections, respectively, below.
Wholesale Vehicles – Consolidated
Wholesale vehicle revenues are influenced by several factors, including retail new and used vehicle unit sales volume, associated trade-in volume, and short-term, temporary, and seasonal fluctuations in wholesale auction pricing. In recent years, wholesale vehicle prices and supply at auction have experienced periods of volatility, impacting our wholesale vehicle revenues and related gross profit (loss), as well as our retail used vehicle revenues and related gross profit. We believe that the current wholesale vehicle price environment is not sustainable in the long term and expect that average wholesale vehicle pricing and related gross profit (loss) will continue to return toward long-term normalized levels in the long run, but may continue to experience volatility during 2026 or beyond. Wholesale vehicle revenues are also significantly affected by our corporate inventory management strategy and policies, which are designed to optimize our total used vehicle inventory and expected gross profit levels and minimize inventory carrying risks.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$71.8	$82.7	$(10.9)	(13)%
Gross profit (loss)	$(1.6)	$(1.4)	$(0.2)	(14)%
Unit sales	7,889	9,405	(1,516)	(16)%
Revenue per unit	$9,087	$8,802	$285	3%
Gross profit (loss) per unit	$(208)	$(128)	$(80)	(63)%
Gross profit (loss) as a % of revenue	(2.3)%	(1.4)%	(90)	bps

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$235.9	$215.3	$20.6	10%
Warranty	97.9	86.4	11.5	13%
Wholesale parts	50.9	46.7	4.2	9%
Internal, sublet and other	131.9	126.0	5.9	5%
Total revenue	$516.6	$474.4	$42.2	9%

Gross profit
Customer pay	$131.9	$120.6	$11.3	9%
Warranty	62.1	54.0	8.1	15%
Wholesale parts	8.7	8.1	0.6	7%
Internal, sublet and other	61.9	57.9	4.0	7%
Total gross profit	$264.6	$240.6	$24.0	10%

Gross profit as a % of revenue
Customer pay	55.9%	56.0%	(10)	bps
Warranty	63.5%	62.6%	90	bps
Wholesale parts	17.0%	17.3%	(30)	bps
Internal, sublet and other	46.9%	46.0%	93	bps
Total gross profit as a % of revenue	51.2%	50.7%	50	bps
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
Our consolidated reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$202.4	$190.8	$11.6	6%
Total combined retail new and used vehicle unit sales	73,447	73,892	(445)	(1)%
Gross profit per retail unit (excludes fleet)	$2,756	$2,582	$174	7%

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2025 and 2026, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. Please refer to the same store tables and discussion on the following pages for a more meaningful comparison and discussion of financial results on a comparable store basis.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,485.5	$1,617.0	$(131.5)	(8)%
Acquisitions, open points, dispositions and holding company	99.7	19.9	79.8	NM
Total as reported	$1,585.2	$1,636.9	$(51.7)	(3)%

Fleet new vehicle revenue:
Same store	$18.8	$22.0	$(3.2)	(15)%
Acquisitions, open points, dispositions and holding company	1.9	0.1	1.8	NM
Total as reported	$20.7	$22.1	$(1.4)	(6)%

Total new vehicle revenue:
Same store	$1,504.3	$1,639.0	$(134.7)	(8)%
Acquisitions, open points, dispositions and holding company	101.6	20.0	81.6	NM
Total as reported	$1,605.9	$1,659.0	$(53.1)	(3)%

Retail new vehicle gross profit:
Same store	$74.2	$86.5	$(12.3)	(14)%
Acquisitions, open points, dispositions and holding company	7.0	0.2	6.8	NM
Total as reported	$81.2	$86.7	$(5.5)	(6)%

Fleet new vehicle gross profit:
Same store	$0.5	$0.6	$(0.1)	(17)%
Acquisitions, open points, dispositions and holding company	(0.1)	—	(0.1)	NM
Total as reported	$0.4	$0.6	$(0.2)	(33)%

Total new vehicle gross profit:
Same store	$74.8	$87.1	$(12.3)	(14)%
Acquisitions, open points, dispositions and holding company	6.8	0.2	6.6	NM
Total as reported	$81.6	$87.3	$(5.7)	(7)%

Retail new vehicle unit sales:
Same store	24,725	27,598	(2,873)	(10)%
Acquisitions, open points, dispositions and holding company	1,105	484	621	NM
Total as reported	25,830	28,082	(2,252)	(8)%

Fleet new vehicle unit sales:
Same store	317	383	(66)	(17)%
Acquisitions, open points, dispositions and holding company	20	—	20	NM
Total as reported	337	383	(46)	(12)%

Total new vehicle unit sales:
Same store	25,042	27,981	(2,939)	(11)%
Acquisitions, open points, dispositions and holding company	1,125	484	641	NM
Total as reported	26,167	28,465	(2,298)	(8)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,585.2	$1,636.9	$(51.7)	(3)%
Fleet new vehicle revenue	20.7	22.1	(1.4)	(6)%
Total new vehicle revenue	$1,605.9	$1,659.0	$(53.1)	(3)%

Retail new vehicle gross profit	$81.2	$86.7	$(5.5)	(6)%
Fleet new vehicle gross profit	0.4	0.6	(0.2)	(33)%
Total new vehicle gross profit	$81.6	$87.3	$(5.7)	(7)%

Retail new vehicle unit sales	25,830	28,082	(2,252)	(8)%
Fleet new vehicle unit sales	337	383	(46)	(12)%
Total new vehicle unit sales	26,167	28,465	(2,298)	(8)%

Revenue per new retail unit	$61,370	$58,291	$3,079	5%
Revenue per new fleet unit	$61,347	$57,518	$3,829	7%
Total revenue per new unit	$61,369	$58,281	$3,088	5%

Gross profit per new retail unit	$3,144	$3,089	$55	2%
Gross profit per new fleet unit	$1,264	$1,444	$(180)	(12)%
Total gross profit per new unit	$3,120	$3,067	$53	2%

Retail gross profit as a % of revenue	5.1%	5.3%	(20)	bps
Fleet gross profit as a % of revenue	2.1%	2.5%	(40)	bps
Total new vehicle gross profit as a % of revenue	5.1%	5.3%	(20)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,485.5	$1,617.0	$(131.5)	(8)%
Fleet new vehicle revenue	18.8	22.0	(3.2)	(15)%
Total new vehicle revenue	$1,504.3	$1,639.0	$(134.7)	(8)%

Retail new vehicle gross profit	$74.2	$86.5	$(12.3)	(14)%
Fleet new vehicle gross profit	0.5	0.6	(0.1)	(17)%
Total new vehicle gross profit	$74.8	$87.1	$(12.3)	(14)%

Retail new vehicle unit sales	24,725	27,598	(2,873)	(10)%
Fleet new vehicle unit sales	317	383	(66)	(17)%
Total new vehicle unit sales	25,042	27,981	(2,939)	(11)%

Revenue per new retail unit	$60,082	$58,591	$1,491	3%
Revenue per new fleet unit	$59,163	$57,518	$1,645	3%
Total revenue per new unit	$60,070	$58,577	$1,493	3%

Gross profit per new retail unit	$3,002	$3,135	$(133)	(4)%
Gross profit per new fleet unit	$1,717	$1,444	$273	19%
Total gross profit per new unit	$2,986	$3,112	$(126)	(4)%

Retail gross profit as a % of revenue	5.0%	5.4%	(40)	bps
Fleet gross profit as a % of revenue	2.9%	2.5%	40	bps
Total new vehicle gross profit as a % of revenue	5.0%	5.3%	(30)	bps

Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Retail new vehicle revenue decreased approximately $131.5 million, or 8%, due to a 10% decrease in retail new vehicle unit sales volume, driven in part by the pull-forward consumer demand for vehicles in the prior year period ahead of auto tariffs enacted in April 2025, partially offset by a 3% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased $12.3 million, or 14%, due to the 10% decrease in retail new vehicle sales volume and the 4% decrease in retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $133 per unit to $3,002 per unit, due primarily to the effects of tariffs on inventory invoice cost and lower consumer demand as a result of pre-tariff demand in the first quarter of 2025, which combined to drive lower retail new vehicle gross profit per unit for the three months ended March 31, 2026.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$746.2	$732.5	$13.7	2%
Acquisitions, open points, dispositions and holding company	22.5	13.1	9.4	NM
Total as reported	$768.7	$745.6	$23.1	3%

Retail used vehicle gross profit:
Same store	$39.3	$39.5	$(0.2)	(1)%
Acquisitions, open points, dispositions and holding company	1.2	0.4	0.8	NM
Total as reported	$40.5	$39.9	$0.6	2%

Retail used vehicle unit sales:
Same store	25,636	24,832	804	3%
Acquisitions, open points, dispositions and holding company	699	609	90	NM
Total as reported	26,335	25,441	894	4%
NM = Not Meaningful

Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$768.7	$745.6	$23.1	3%
Gross profit	$40.5	$39.9	$0.6	2%
Unit sales	26,335	25,441	894	4%
Revenue per unit	$29,188	$29,308	$(120)	—%
Gross profit per unit	$1,539	$1,568	$(29)	(2)%
Gross profit as a % of revenue	5.3%	5.3%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$746.2	$732.5	$13.7	2%
Gross profit	$39.3	$39.5	$(0.2)	(1)%
Unit sales	25,636	24,832	804	3%
Revenue per unit	$29,107	$29,498	$(391)	(1)%
Gross profit per unit	$1,533	$1,592	$(59)	(4)%
Gross profit as a % of revenue	5.3%	5.4%	(10)	bps

Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Retail used vehicle revenue increased approximately $13.7 million, or 2%, driven primarily by a 3% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit decreased approximately $0.2 million, or 1%, driven primarily by a 4% decrease in retail used vehicle gross profit per unit, offset by a 3% increase in retail used vehicle unit sales volume.
Wholesale Vehicles – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$41.4	$53.6	$(12.2)	(23)%
Acquisitions, open points, dispositions and holding company	2.5	1.0	1.5	NM
Total as reported	$43.9	$54.6	$(10.7)	(20)%

Total wholesale vehicle gross profit (loss):
Same store	$(1.7)	$(0.7)	$(1.0)	(143)%
Acquisitions, open points, dispositions and holding company	(0.1)	(0.3)	0.2	NM
Total as reported	$(1.8)	$(1.0)	$(0.8)	(80)%

Total wholesale vehicle unit sales:
Same store	4,519	5,968	(1,449)	(24)%
Acquisitions, open points, dispositions and holding company	194	227	(33)	NM
Total as reported	4,713	6,195	(1,482)	(24)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$43.9	$54.6	$(10.7)	(20)%
Gross profit (loss)	$(1.8)	$(1.0)	$(0.8)	(80)%
Unit sales	4,713	6,195	(1,482)	(24)%
Revenue per unit	$9,334	$8,821	$513	6%
Gross profit (loss) per unit	$(387)	$(151)	$(236)	(156)%
Gross profit (loss) as a % of revenue	(4.1)%	(1.7)%	(240)	bps

Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$41.4	$53.6	$(12.2)	(23)%
Gross profit (loss)	$(1.7)	$(0.7)	$(1.0)	(143)%
Unit sales	4,519	5,968	(1,449)	(24)%
Revenue per unit	$9,154	$8,972	$182	2%
Gross profit (loss) per unit	$(381)	$(142)	$(239)	(168)%
Gross profit (loss) as a % of revenue	(4.2)%	(1.6)%	(260)	bps

Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Wholesale vehicle revenue decreased approximately $12.2 million, or 23%, driven primarily by a 24% decrease in wholesale vehicle unit sales volume. Wholesale vehicle gross loss worsened by approximately $1.0 million, driven primarily by a $239 per unit worsening in wholesale vehicle gross loss per unit.
Fixed Operations – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$483.5	$462.2	$21.3	5%
Acquisitions, open points, dispositions and holding company	25.8	5.2	20.6	NM
Total as reported	$509.3	$467.4	$41.9	9%

Total Fixed Operations gross profit:
Same store	$247.1	$234.5	$12.6	5%
Acquisitions, open points, dispositions and holding company	14.0	2.7	11.3	NM
Total as reported	$261.1	$237.2	$23.9	10%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$234.3	$213.8	$20.5	10%
Warranty	96.7	85.2	11.5	13%
Wholesale parts	50.7	46.6	4.1	9%
Internal, sublet and other	127.6	121.8	5.8	5%
Total revenue	$509.3	$467.4	$41.9	9%

Gross profit
Customer pay	$131.2	$120.0	$11.2	9%
Warranty	61.3	53.3	8.0	15%
Wholesale parts	8.6	8.1	0.5	6%
Internal, sublet and other	60.0	55.8	4.2	8%
Total gross profit	$261.1	$237.2	$23.9	10%

Gross profit as a % of revenue
Customer pay	56.0%	56.2%	(20)	bps
Warranty	63.4%	62.5%	90	bps
Wholesale parts	17.0%	17.3%	(30)	bps
Internal, sublet and other	47.0%	45.8%	122	bps
Total gross profit as a % of revenue	51.3%	50.7%	60	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$224.2	$211.9	$12.3	6%
Warranty	89.0	84.1	4.9	6%
Wholesale parts	48.1	46.4	1.7	4%
Internal, sublet and other	122.2	119.8	2.4	2%
Total revenue	$483.5	$462.2	$21.3	5%

Gross profit
Customer pay	$125.1	$119.1	$6.0	5%
Warranty	56.3	52.7	3.6	7%
Wholesale parts	8.0	8.0	—	—%
Internal, sublet and other	57.7	54.7	3.0	5%
Total gross profit	$247.1	$234.5	$12.6	5%

Gross profit as a % of revenue
Customer pay	55.8%	56.2%	(40)	bps
Warranty	63.2%	62.7%	50	bps
Wholesale parts	16.7%	17.3%	(60)	bps
Internal, sublet and other	47.2%	45.7%	156	bps
Total gross profit as a % of revenue	51.1%	50.7%	40	bps
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Fixed Operations revenue increased approximately $21.3 million, or 5%, and Fixed Operations gross profit increased approximately $12.6 million, or 5%. Customer pay revenue increased approximately $12.3 million, or 6%, and customer pay gross profit increased approximately $6.0 million, or 5%. Warranty revenue increased approximately $4.9 million, or 6%, and warranty gross profit increased approximately $3.6 million, or 7%. Wholesale parts revenue increased approximately $1.7 million, or 4%, and wholesale parts gross profit remained flat. Internal, sublet and other revenue increased approximately $2.4 million, or 2.0%, and internal, sublet and other gross profit increased approximately $3.0 million, or 5%. Our Fixed Operations business has benefited from a higher level of vehicle recalls and warranty repairs, as well as additional technician headcount that has driven an increase in customer pay service capacity.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Franchised Dealerships Segment
The following table provides a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$130.6	$128.3	$2.3	2%
Acquisitions, open points, dispositions and holding company	8.7	2.3	6.4	NM
Total as reported	$139.3	$130.6	$8.7	7%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,594	$2,448	$146	6%
Reported	$2,670	$2,439	$231	9%

Total combined retail new and used vehicle unit sales:
Same store	50,361	52,430	(2,069)	(4)%
Acquisitions, open points, dispositions and holding company	1,804	1,093	711	NM
Total as reported	52,165	53,523	(1,358)	(3)%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$139.3	$130.6	$8.7	7%
Total combined retail new and used vehicle unit sales	52,165	53,523	(1,358)	(3)%
Gross profit per retail unit (excludes fleet)	$2,670	$2,439	$231	9%

Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$130.6	$128.3	$2.3	2%
Total combined retail new and used vehicle unit sales	50,361	52,430	(2,069)	(4)%
Gross profit per retail unit (excludes fleet)	$2,594	$2,448	$146	6%

Same Store Franchised Dealerships Segment F&I – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
F&I revenue increased $2.3 million, or 2%, primarily due to a 6% increase in F&I gross profit per retail unit, partially offset by a 4% decrease in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $146 per unit, to $2,594 per unit, primarily due to higher penetration rates for finance and service contracts, higher gross profit per contract for finance, service and aftermarket product contracts, and changes to our F&I product cost structure.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Finance contract revenue for combined retail new and used vehicles increased 1%, due primarily to a 280 basis point increase in penetration rate and a 2% increase in gross profit per finance contract. Service contract revenue for combined retail new and used vehicles increased 2%, due primarily to a 160 basis point increase in penetration rate and a 2% increase in gross profit per service contract, partially offset by a 1% decrease in service contract volume. Other aftermarket contract revenue for combined retail new and used vehicles decreased 6%, primarily to a 7% decrease in aftermarket contract volume and a 540 basis point decrease in penetration rate, partially offset by a 2% increase in gross profit per other aftermarket contract.

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
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$491.8	$473.7	$18.1	4%
New markets/closed markets	—	—	—	NM
Total as reported	$491.8	$473.7	$18.1	4%

Total retail used vehicle gross profit (loss):
Same market	$6.4	$5.4	$1.0	19%
New markets/closed markets	(0.1)	—	(0.1)	NM
Total as reported	$6.3	$5.4	$0.9	17%

Total retail used vehicle unit sales:
Same market	19,326	18,798	528	3%
New markets/closed markets	—	—	—	NM
Total as reported	19,326	18,798	528	3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$61.6	$59.1	$2.5	4%
New markets/closed markets	(0.2)	(0.4)	0.2	NM
Total as reported	$61.4	$58.7	$2.7	5%
NM = Not Meaningful

Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$491.8	$473.7	$18.1	4%
Retail used vehicle gross profit (loss)	$6.3	$5.4	$0.9	17%
Retail used vehicle unit sales	19,326	18,798	528	3%
Retail used vehicle revenue per unit	$25,445	$25,199	$246	1%
F&I revenue	$61.4	$58.7	$2.7	5%
Combined retail used vehicle gross profit and F&I revenue	$67.7	$64.1	$3.6	6%
Combined retail used vehicle and F&I gross profit per unit	$3,502	$3,411	$91	3%

Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$491.8	$473.7	$18.1	4%
Retail used vehicle gross profit (loss)	$6.4	$5.4	$1.0	19%
Retail used vehicle unit sales	19,326	18,798	528	3%
Retail used vehicle revenue per unit	$25,446	$25,199	$247	1%
F&I revenue	$61.6	$59.1	$2.5	4%
Combined retail used vehicle gross profit and F&I revenue	$68.0	$64.5	$3.5	5%
Combined retail used vehicle and F&I gross profit per unit	$3,518	$3,432	$86	3%

Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Retail used vehicle revenue increased approximately $18.1 million, or 4%, due primarily to a 3% increase in retail used vehicle unit sales volume, paired with a 1% increase in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased approximately $3.5 million, or 5%, due primarily to a 3% increase in retail used vehicle unit sales volume, along with a 3% increase in combined retail used vehicle and F&I gross profit per unit. The increase in combined retail used vehicle and F&I gross profit per unit was due primarily to higher F&I penetration rates, changes to our F&I product cost structure, an improvement in inventory acquisition costs as a result of sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following table provides a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$27.4	$27.3	$0.1	—%
New markets/closed markets	(0.1)	—	(0.1)	NM
Total as reported	$27.3	$27.3	$—	—%

Total wholesale vehicle gross profit (loss):
Same market	$0.2	$(0.2)	$0.4	200%
New markets/closed markets	—	—	—	NM
Total as reported	$0.2	$(0.2)	$0.4	200%

Total wholesale vehicle unit sales:
Same market	3,127	3,150	(23)	(1)%
New markets/closed markets	—	—	—	NM
Total as reported	3,127	3,150	(23)	(1)%
NM = Not Meaningful

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$27.3	$27.3	$—	—%
Gross profit (loss)	$0.2	$(0.2)	$0.4	200%
Unit sales	3,127	3,150	(23)	(1)%
Revenue per unit	$8,759	$8,677	$82	1%
Gross profit (loss) per unit	$85	$(67)	$152	NM
Gross profit (loss) as a % of revenue	1.0%	(0.8)%	180	bps
NM = Not Meaningful

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$27.4	$27.3	$0.1	—%
Gross profit (loss)	$0.2	$(0.2)	$0.4	200%
Unit sales	3,127	3,150	(23)	(1)%
Revenue per unit	$8,759	$8,677	$82	1%
Gross profit (loss) per unit	$85	$(67)	$152	227%
Gross profit (loss) as a % of revenue	1.0%	(0.8)%	180	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Wholesale vehicle revenue increased approximately $0.1 million due primarily to a 1% increase in wholesale vehicle revenue per unit, offset partially by a 1% decrease in wholesale vehicle unit sales volume. As we adjust the inventory mix of nearly new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

Results of Operations – Powersports Segment
As a result of the acquisition or termination of certain powersports stores in 2025 and 2026, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. Our Powersports Segment results are subject to seasonal variations, such that the second and third quarters are generally expected to contribute higher revenues and segment income than the first and fourth quarters.
New Vehicles – Powersports Segment

The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$22.3	$18.8	$3.5	19%
Acquisitions, open points, and terminations	—	0.6	(0.6)	NM
Total as reported	$22.3	$19.4	$2.9	15%

Total retail new vehicle gross profit:
Same store	$3.2	$2.6	$0.6	23%
Acquisitions, open points, and terminations	—	0.1	(0.1)	NM
Total as reported	$3.2	$2.7	$0.5	19%

Total retail new vehicle unit sales:
Same store	1,124	969	155	16%
Acquisitions, open points, and terminations	—	24	(24)	NM
Total as reported	1,124	993	131	13%
NM = Not Meaningful

Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$22.3	$19.4	$2.9	15%
Gross profit	$3.2	$2.7	$0.5	19%
Unit sales	1,124	993	131	13%
Revenue per unit	$19,816	$19,520	$296	2%
Gross profit per unit	$2,891	$2,681	$210	8%
Gross profit as a % of revenue	14.6%	13.7%	90	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment same store retail new vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$22.3	$18.8	$3.5	19%
Gross profit	$3.2	$2.6	$0.6	23%
Unit sales	1,124	969	155	16%
Revenue per unit	$19,816	$19,450	$366	2%
Gross profit per unit	$2,891	$2,709	$182	7%
Gross profit as a % of revenue	14.6%	13.9%	70	bps

Same Store Powersports Segment Retail New Vehicles – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Retail new vehicle revenue increased 19%, primarily due to a 16% increase in retail new vehicle unit sales volume and a 2% increase in retail new vehicle average selling prices. Retail new vehicle gross profit increased 23% as a result of the 16% increase in retail new vehicle unit sales volume and a 7% increase in retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $182 per unit to $2,891 per unit.
Used Vehicles – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$9.2	$5.2	$4.0	77%
Acquisitions, open points, and terminations	—	0.5	(0.5)	NM
Total as reported	$9.2	$5.7	$3.5	61%

Retail used vehicle gross profit:
Same store	$1.6	$1.0	$0.6	60%
Acquisitions, open points, and terminations	—	0.1	(0.1)	NM
Total as reported	$1.6	$1.1	$0.5	45%

Retail used vehicle unit sales:
Same store	832	533	299	56%
Acquisitions, open points, and terminations	—	45	(45)	NM
Total as reported	832	578	254	44%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$9.2	$5.7	$3.5	61%
Gross profit	$1.6	$1.1	$0.5	45%
Unit sales	832	578	254	44%
Revenue per unit	$11,066	$9,832	$1,234	13%
Gross profit per unit	$1,938	$1,823	$115	6%
Gross profit as a % of revenue	17.5%	18.5%	(100)	bps

Our Powersports Segment same store retail used vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$9.2	$5.2	$4.0	77%
Gross profit	$1.6	$1.0	$0.6	60%
Unit sales	832	533	299	56%
Revenue per unit	$11,066	$9,701	$1,365	14%
Gross profit per unit	$1,938	$1,797	$141	8%
Gross profit as a % of revenue	17.5%	18.5%	(100)	bps

Same Store Powersports Segment Retail Used Vehicles – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Retail used vehicle revenue increased 77%, due primarily to a 56% increase in retail used vehicle unit sales volume, and a 14% increase in retail used vehicle average selling prices. Retail used vehicle gross profit increased 60% as a result of higher retail used vehicle unit sales volume and higher retail used gross profit per unit. Retail used vehicle gross profit per unit increased $141 per unit, or 8%, to $1,938 per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$0.2	$0.8	$(0.6)	(75)%
Acquisitions, open points, and terminations	—	—	—	NM
Total as reported	$0.2	$0.8	$(0.6)	(75)%

Total wholesale vehicle gross profit (loss):
Same store	$—	$—	$—	—%
Acquisitions, open points, and terminations	—	(0.2)	0.2	NM
Total as reported	$—	$(0.2)	$0.2	100%

Total wholesale vehicle unit sales:
Same store	49	60	(11)	(18)%
Acquisitions, open points, and terminations	—	—	—	NM
Total as reported	49	60	(11)	(18)%
NM = Not Meaningful

Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$0.2	$0.8	$(0.6)	(75)%
Gross profit (loss)	$—	$(0.2)	$0.2	100%
Unit sales	49	60	(11)	(18)%
Revenue per unit	$6,187	$13,363	$(7,176)	(54)%
Gross profit (loss) per unit	$(1,636)	$(905)	$(731)	(81)%
Gross profit (loss) as a % of revenue	(26.4)%	(6.8)%	(1,960)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$0.2	$0.8	$(0.6)	(75)%
Gross profit (loss)	$—	$—	$—	—%
Unit sales	49	60	(11)	(18)%
Revenue per unit	$6,187	$13,363	$(7,176)	(54)%
Gross profit (loss) per unit	$(1,636)	$(905)	$(731)	(81)%
Gross profit (loss) as a % of revenue	(26.4)%	(6.8)%	(1,960)	bps

Same Store Powersports Segment Wholesale Vehicles – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Wholesale vehicle revenue decreased approximately $0.6 million, primarily due to a 54% decrease in wholesale vehicle revenue per unit. Same store wholesale vehicle gross loss remained flat during the three months ended March 31,.
Fixed Operations – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$7.4	$6.6	$0.8	12%
Acquisitions, open points, and terminations	—	0.4	(0.4)	(100)%
Total as reported	$7.4	$7.0	$0.4	6%

Total Fixed Operations gross profit:
Same store	$3.5	$3.2	$0.3	9%
Acquisitions, open points, and terminations	—	0.2	(0.2)	(100)%
Total as reported	$3.5	$3.4	$0.1	3%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment reported Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$1.6	$1.6	$—	—%
Warranty	1.2	1.2	—	—%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	4.4	4.1	0.3	7%
Total revenue	$7.4	$7.0	$0.4	6%

Gross profit
Customer pay	$0.7	$0.6	$0.1	17%
Warranty	0.8	0.8	—	—%
Wholesale parts	—	—	—	—%
Internal, sublet and other	2.0	2.0	—	—%
Total gross profit	$3.5	$3.4	$0.1	3%

Gross profit as a % of revenue
Customer pay	42.8%	37.2%	560	bps
Warranty	65.8%	66.4%	(60)	bps
Wholesale parts	20.5%	27.7%	(720)	bps
Internal, sublet and other	45.5%	48.8%	(335)	bps
Total gross profit as a % of revenue	48.2%	48.6%	(40)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$1.6	$1.4	$0.2	14%
Warranty	1.2	1.2	—	—%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	4.4	3.9	0.5	13%
Total revenue	$7.4	$6.6	$0.8	12%

Gross profit
Customer pay	$0.7	$0.5	$0.2	40%
Warranty	0.8	0.8	—	—%
Wholesale parts	—	—	—	—%
Internal, sublet and other	2.0	1.9	0.1	5%
Total gross profit	$3.5	$3.2	$0.3	9%

Gross profit as a % of revenue
Customer pay	42.8%	36.7%	610	bps
Warranty	65.8%	66.8%	(100)	bps
Wholesale parts	20.5%	21.2%	(70)	bps
Internal, sublet and other	45.5%	48.7%	(326)	bps
Total gross profit as a % of revenue	48.2%	49.2%	(100)	bps
Same Store Powersports Segment Fixed Operations – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Fixed Operations revenue increased approximately $0.8 million, or 12%, and Fixed Operations gross profit increased approximately $0.3 million, or 9%. Customer pay revenue increased approximately $0.2 million, or 14%, and customer pay gross profit increased approximately $0.2 million, or 40%. Warranty revenue remained flat, and warranty gross profit remained flat. Wholesale parts revenue increased approximately $0.1 million, or 100%, and wholesale parts gross profit remained flat. Internal, sublet and other revenue increased approximately $0.5 million, or 13%, and internal, sublet and other gross profit increased approximately $0.1 million, or 5%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Powersports Segment
The following table provides a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$1.8	$1.4	$0.4	29%
Acquisitions, open points, and terminations	—	0.1	(0.1)	NM
Total as reported	$1.8	$1.5	$0.3	20.0%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$907	$952	$(45)	(5)%
Reported	$907	$943	$(36)	(4)%

Total combined retail new and used vehicle unit sales:
Same store	1,956	1,502	454	30%
Acquisitions, open points, and terminations	—	69	(69)	NM
Total as reported	1,956	1,571	385	25%
NM = Not Meaningful

Our Powersports Segment reported F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$1.8	$1.5	$0.3	20%
Total combined retail new and used vehicle unit sales	1,956	1,571	385	25%
Gross profit per retail unit (excludes fleet)	$907	$943	$(36)	(4)%

Our Powersports Segment same store F&I results were as follows:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$1.8	$1.4	$0.4	29%
Total combined retail new and used vehicle unit sales	1,956	1,502	454	30%
Gross profit per retail unit (excludes fleet)	$907	$952	$(45)	(5)%

Same Store Powersports Segment F&I – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
F&I revenue increased $0.4 million, or 29%, due primarily to a 30% increase in retail new and used vehicle unit sales volume, partially offset by a 5% decrease in F&I gross profit per retail unit. F&I gross profit per retail unit decreased $45 per unit to $907 per unit, primarily due to higher unit sales volume for finance contracts, service contracts and aftermarket products, higher penetration rates and gross profit per contract for finance contracts and aftermarket products, and changes to our F&I product cost structure.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Finance contract revenue increased 61%, due primarily to a 55% increase in combined new and used vehicle finance contract volume, a 880 basis point increase in penetration rate and a 3% increase in gross profit per finance contract. Service contract revenue decreased 3%, due primarily to a 23% decrease in gross profit per service contract and a 110 basis point decrease in penetration rate, partially offset by a 25% increase in retail new and used vehicle service contract unit sales volume. Other aftermarket contract revenue increased 51%, due primarily to a 38% increase in other aftermarket contract volume, a 10% increase in gross profit per other aftermarket contract, and a 260 basis point increase in penetration rate.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,585.2	$1,636.9	$(51.7)	(3)%
Fleet new vehicles	20.7	22.1	(1.4)	(6)%
Total new vehicles	1,605.9	1,659.0	(53.1)	(3)%
Used vehicles	768.7	745.6	23.1	3%
Wholesale vehicles	43.9	54.6	(10.7)	(20)%
Parts, service and collision repair	509.3	467.4	41.9	9%
Finance, insurance and other, net	139.3	130.6	8.7	7%
Franchised Dealerships Segment revenues	$3,067.1	$3,057.2	$9.9	—%

EchoPark Segment revenues:
Used vehicles	$491.8	$473.7	$18.1	4%
Wholesale vehicles	27.3	27.3	—	—%
Finance, insurance and other, net	61.4	58.7	2.7	5%
EchoPark Segment revenues	$580.5	$559.7	$20.8	4%

Powersports Segment revenues:
Retail new vehicles	$22.3	$19.4	$2.9	15%
Used vehicles	9.2	5.7	3.5	61%
Wholesale vehicles	0.2	0.8	(0.6)	(75)%
Parts, service and collision repair	7.4	7.0	0.4	6%
Finance, insurance and other, net	1.8	1.5	0.3	20%
Powersports Segment revenues	$40.9	$34.4	$6.5	19%

Total consolidated revenues	$3,688.5	$3,651.3	$37.2	1%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$71.4	$91.9	$(20.5)	(22)%
EchoPark Segment (3)	16.2	10.3	5.9	57%
Powersports Segment (4)	(2.0)	(3.5)	1.5	43%
Total segment income	$85.6	$98.7	$(13.1)	(13)%
Impairment charges (5)	(0.4)	(1.4)	1.0	71%
Income before taxes	$85.1	$97.4	$(12.3)	(13)%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	52,165	53,523	(1,358)	(3)%
EchoPark Segment	19,326	18,798	528	3%
Powersports Segment	1,956	1,571	385	25%
Total retail new and used vehicle unit sales volume	73,447	73,892	(445)	(1)%
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended March 31, 2026, amount includes approximately $5.1 million of pre-tax gain related to dispositions. For the three months ended March 31, 2025, amount includes approximately $30.0 million of pre-tax benefit in cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $0.9 million of pre-tax charges related to storm damage, and approximately $0.3 million of pre-tax charges related to disposition losses.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3)For the three months ended March 31, 2026, amount includes approximately $3.6 million of pre-tax gain related to the termination of leases. For the three months ended March 31, 2025, amount includes approximately $0.2 million of pre-tax gain on sale of EchoPark property.
(4)For the three months ended March 31, 2025, amount includes approximately $0.9 million of pre-tax charges related to disposition losses. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the three months ended March 31, 2026, amount includes approximately $0.4 million of non-cash pre-tax impairment charges related to construction-in-progress projects for the Franchised Dealerships Segment. For the three months ended March 31, 2025, amount includes approximately $0.2 million of pre-tax property and equipment charges for real estate held for sale in the EchoPark Segment and approximately $1.1 million of pre-tax property, equipment and right-of-use asset charges for the Powersports Segment.
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
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$274.3	$258.5	$(15.8)	(6)%
Advertising	27.3	23.8	(3.5)	(15)%
Rent	9.7	10.2	0.5	5%
Other	115.7	87.8	(27.9)	(32)%
Total SG&A expenses	$427.0	$380.3	$(46.7)	(12)%

SG&A expenses as a % of gross profit:
Compensation	45.8%	45.6%	(20)	bps
Advertising	4.6%	4.2%	(40)	bps
Rent	1.6%	1.8%	20	bps
Other	19.3%	15.5%	(380)	bps
Total SG&A expenses as a % of gross profit	71.3%	67.1%	(420)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to a $30.0 million pre-tax benefit from cyber insurance proceeds related to the CDK outage recorded in other SG&A expenses during the prior year period. Compensation expense increased in both dollar amount and as a percentage of gross profit, based on the variable nature of our sales associate pay plans. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to the termination of leases. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the benefit of cyber insurance proceeds received in the prior year.
The following tables set forth information related to our Franchised Dealerships Segment reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$240.1	$226.4	$(13.7)	(6)%
Advertising	18.7	15.8	(2.9)	(18)%
Rent	12.4	9.7	(2.7)	(28)%
Other	103.2	74.0	(29.2)	(39)%
Total SG&A expenses	$374.4	$325.9	$(48.5)	(15)%

SG&A expenses as a % of gross profit:
Compensation	46.1%	45.8%	(30)	bps
Advertising	3.6%	3.2%	(40)	bps
Rent	2.4%	2.0%	(40)	bps
Other	19.8%	15.0%	(480)	bps
Total SG&A expenses as a % of gross profit	71.9%	66.0%	(590)	bps
The Franchised Dealerships Segment’s total SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to a $30.0 million pre-tax benefit from cyber insurance proceeds related to the CDK outage recorded in other SG&A expenses during the prior year. Compensation expense increased in both dollar amount and as a percentage of gross profit due to acquisitions in the Franchised Dealerships Segment, an increase in bonus expenses and absentee wages, and an increase in fixed operations sales compensation related to the increase in fixed operations sales. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships as a result of acquisitions during 2025. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit primarily due to the benefit of cyber insurance proceeds received in the prior year.
For the Franchised Dealerships Segment, SG&A expenses for 2026 include approximately $5.1 million of pre-tax gain related to dispositions. For the Franchised Dealerships Segment, SG&A expenses for 2025 included approximately $30.0 million of pre-tax benefit from cyber insurance proceeds related to the CDK outage, approximately $0.9 million of pre-tax charges related to storm damage, and approximately $0.3 million of pre-tax charges related to disposition losses.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth information related to our EchoPark Segment reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A Expenses:
Compensation	$26.9	$25.9	$(1.0)	(4)%
Advertising	8.3	7.7	(0.6)	(8)%
Rent	(2.7)	0.7	3.4	486%
Other	10.2	10.5	0.3	3%
Total SG&A expenses	$42.7	$44.8	$2.1	5%

SG&A expenses as a % of gross profit:
Compensation	39.6%	40.5%	90	bps
Advertising	12.2%	12.1%	(10)	bps
Rent	(4.0)%	1.1%	510	bps
Other	15.1%	16.4%	130	bps
Total SG&A expenses as a % of gross profit	62.9%	70.1%	720	bps
The EchoPark Segment’s total SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to lower rent expenses. Compensation expense increased in dollar amount due primarily to an increase in bonus expenses, and decreased as a percentage of gross profit as a result of higher overall gross profit and favorable gross profit mix shifts in F&I. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to a gain on lease terminations. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit as a result of higher overall gross profit levels and a decrease in outside contractor expenses.
For the EchoPark Segment, SG&A expenses for 2026 include approximately $3.6 million of pre-tax gain related to lease terminations. For the EchoPark Segment, SG&A expenses for 2025 included approximately $0.2 million of pre-tax gain on sale of property.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth information related to our Powersports Segment reported SG&A expenses:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A Expenses:
Compensation	$7.3	$6.2	$(1.1)	(18)%
Advertising	0.3	0.2	(0.1)	(50)%
Rent	—	(0.2)	(0.2)	(100)%
Other	2.3	3.4	1.1	32%
Total SG&A expenses	$9.9	$9.6	$(0.3)	(3)%

SG&A expenses as a % of gross profit:
Compensation	71.9%	72.6%	70	bps
Advertising	3.3%	2.9%	(40)	bps
Rent	—%	(2.0)%	(200)	bps
Other	22.5%	39.0%	1,650	bps
Total SG&A expenses as a % of gross profit	97.7%	112.5%	1,480	bps
The Powersports Segment’s total SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher levels of gross profit that better leverage fixed expenses. Compensation expense increased in dollar amount due primarily an increase in overall retail activity and an increase in bonus expenses, and decreased as a percentage of gross profit as a result of higher overall gross profit and favorable gross profit mix shifts in Fixed Operations and F&I. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to a decrease in rental income. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to losses related to dispositions during the first quarter of 2025.
For the Powersports Segment, SG&A expenses for 2025 included approximately $0.9 million of pre-tax loss related to dispositions.
Impairment Charges – Consolidated
Impairment charges were $0.4 million for the three months ended March 31, 2026, primarily related to the write-off of construction-in-progress assets within our Franchised Dealerships Segment. Impairment charges were approximately $1.4 million for the three months ended March 31, 2025, primarily related to franchise assets and lease right-of-use assets as a result of the termination of a franchise in the Powersports Segment and the sale of real estate in the EchoPark Segment.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense decreased approximately $1.0 million, or 3%, during the three months ended March 31, 2026, due primarily to changes in estimates related to the useful lives of certain buildings and improvements, resulting in lower depreciation expense.
Interest Expense, Floor Plan – Consolidated
We typically maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) that earns interest income based on the used floor plan interest rate, effectively reducing net used vehicle floor plan interest expense. The floor plan deposit balance was $375.0 million and $365.0 million as of March 31, 2026 and March 31, 2025, respectively, and was $300.0 million and $340.0 million as of December 31, 2025 and December 31, 2024, respectively. Our interest expense, floor plan fluctuates with changes in our outstanding borrowings and associated interest rates, which are variable based on one-month Term SOFR or the U.S. prime rate, plus credit spreads specified in the applicable agreements.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Interest expense, floor plan for new vehicles decreased $1.1 million. The average interest rate applied to the new vehicle floor plan decreased in the three months ended March 31, 2026, driving $2.2 million of the overall decrease. The average new vehicle floor plan notes payable balance increased $77.4 million, offsetting $1.0 million of the overall decrease.
Interest expense, floor plan for used vehicles increased $0.5 million, including the effect of interest income earned on the floor plan deposit balance, driving $1.0 million of the increase. Excluding the effect of the floor plan deposit balance, interest expense, floor plan for used vehicles decreased $0.5 million. The average interest rate applied to the used vehicle floor plan decreased in the three months ended March 31, 2026, driving $1.0 million of that decrease. The average used vehicle floor plan notes payable balance increased $28.0 million, offsetting $0.5 million of that decrease.
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended March 31,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Stated/coupon interest	$20.5	$20.5	$—	—%
Deferred loan cost amortization	1.4	1.4	—	—%
Interest rate hedge expense (benefit)	—	0.1	0.1	100%
Capitalized interest	(0.5)	(0.5)	—	—%
Interest on finance lease liabilities	6.5	5.9	(0.6)	(10)%
Other interest	0.4	0.2	(0.2)	(100)%
Total interest expense, other, net	$28.3	$27.6	$(0.7)	(3)%

Interest expense, other, net increased approximately $0.7 million, or 3%, during the three months ended March 31, 2026. This increase primarily due to increased finance lease liabilities and other interest expense, partially offset by a comparatively lower interest rate environment in the current year.
Income Taxes
The overall effective income tax rate was 28.5% and 27.5% for the three months ended March 31, 2026 and 2025, respectively. Sonic’s effective income tax rate generally varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments.
Liquidity and Capital Resources
We require cash to service debt, meet lease obligations, manage working capital requirements, make facility and other capital improvements, pay dividends on our common stock, finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan facilities, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. However, our liquidity could be negatively affected by business performance and could result in a failure to comply with the financial covenants in our existing debt obligations or lease arrangements. After giving effect to the applicable restrictions on the payment of dividends under our debt agreements, as of March 31, 2026, we had $282.0 million of net income and retained earnings free of such restrictions. Cash flows provided by our dealerships are derived from various sources including, primarily, individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and other financial institutions. Disruptions in these cash flows could have a material adverse impact on our operations and overall liquidity.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We had the following liquidity resources available as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$5.7	$6.3
Floor plan deposit balance	375.0	300.0
Availability under the Revolving Credit Facility	294.6	300.3
Availability under the Mortgage and Sidecar Facilities	95.0	95.0
Total available liquidity resources	$770.3	$701.6
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to settle principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $375.0 million as of March 31, 2026 and $300.0 million as of December 31, 2025 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Floor Plan Facilities
The weighted-average interest rates for our combined new and used vehicle floor plan facilities were 5.02% and 5.70% for the three months ended March 31, 2026 and 2025, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rates for our combined new and used vehicle floor plan facilities were 5.06% and 5.75% for the three months ended March 31, 2026 and 2025, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received approximately $14.5 million and $15.9 million in manufacturer assistance in the three months ended March 31, 2026 and 2025, respectively. We recognized in cost of sales approximately $13.9 million and $15.4 million in manufacturer assistance in the three months ended March 31, 2026 and 2025, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles. The total notes payable - floor plan balance of approximately $2.0 billion as of March 31, 2026 is classified as current liabilities in the accompanying unaudited consolidated balance sheet as of such date.
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
Capital expenditures in the three months ended March 31, 2026 were approximately $37.0 million, including approximately $35.9 million related to our Franchised Dealerships Segment, approximately $0.7 million related to our EchoPark Segment and approximately $0.4 million related to our Powersports Segment. Of the total capital expenditures, approximately $17.4 million was related to facility construction projects, approximately $2.8 million was related to real estate projects (buildings and improvements) and approximately $16.8 million was for other fixed assets utilized in our operations.
All of the $37.0 million in gross capital expenditures in the three months ended March 31, 2026 was funded through existing cash balances. As of March 31, 2026, commitments for facility construction projects and aircraft totaled approximately $64.6 million, nearly all of which is expected to be completed or paid in the next 12 months.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended March 31, 2026, we repurchased approximately 2.1 million shares of our Class A Common Stock for approximately $135.7 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of March 31, 2026, our total remaining share repurchase authorization was approximately $34.2 million. Subsequent to March 31, 2026, we repurchased approximately 0.1 million shares of our Class A Common Stock for approximately $6.2 million, and additionally, our Board of Directors approved an additional $500.0 million of share repurchase authorization, resulting in current remaining availability of approximately $528.0 million. Under the Credit Facilities, share repurchases are permitted to the extent that no Event of Default exists and we do not exceed the restrictions set forth in our debt agreements. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2026, we had approximately $282.0 million of net income and retained earnings free of such restrictions.
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
Dividends
During the three months ended March 31, 2026, our Board of Directors approved a cash dividend of $0.38 per share on all outstanding shares of Class A and Class B Common Stock as of March 13, 2026, which was paid on April 15, 2026. Subsequent to March 31, 2026, our Board of Directors approved a cash dividend of $0.41 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2026 to be paid on July 15, 2026. The Credit Facilities permit quarterly cash dividends on our Class A and Class B Common Stock up to $0.18 per share so long as no Event of Default has occurred and is continuing and provided that we remain in compliance with all financial covenants under the Credit Facilities. Additional dividends are permitted subject to the limitations on restricted payments set forth in the Credit Facilities. The 2029 Indenture and the 2031 Indenture also contain restrictions on our ability to pay dividends. After giving effect to the applicable restrictions on share repurchases and certain other transactions under our debt agreements, as of March 31, 2026, we had approximately $282.0 million of net income and retained earnings free of such restrictions. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash provided by operating activities in the three months ended March 31, 2026 was approximately $35.5 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables and an increase in trade accounts payable and other liabilities, partially offset by an increase in inventories. Net cash provided by operating activities in the three months ended March 31, 2025 was approximately $195.8 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in inventory and an increase in trade accounts payable and other liabilities, offset partially by an increase in receivables.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used in combined trade and non-trade floor plan financing was approximately $8.1 million in the three months ended March 31, 2026. Net cash used in combined trade and non-trade floor plan financing was approximately $79.9 million in the three months ended March 31, 2025. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $18.6 million and $124.9 million in the three months ended March 31, 2026 and 2025, respectively.
Cash Flows from Investing Activities – Net cash provided by investing activities in the three months ended March 31, 2026 was approximately $21.7 million. This provision of cash was comprised primarily of proceeds from sales of dealerships and proceeds from sales of property and equipment, partially offset by purchases of land, property and equipment. Net cash used in investing activities in the three months ended March 31, 2025 was approximately $35.5 million. This use of cash was comprised primarily of the purchase of land, property and equipment, partially offset by the proceeds from the sale of land, property and equipment.
Cash Flows from Financing Activities – Net cash used in financing activities in the three months ended March 31, 2026 was approximately $57.8 million. This use of cash was comprised primarily of purchases of treasury stock, principal payments on long-term debt, and net borrowing. Net cash used in financing activities in the three months ended March 31, 2025 was approximately $139.7 million. This use of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade and purchases of treasury stock.
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

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$60.8				$70.6
Provision for income taxes				24.3				26.8
Income (loss) before taxes	$71.0	$16.2	$(2.0)	$85.1	$91.9	$10.1	$(4.6)	$97.4
Non-floor plan interest (1)	25.6	0.3	0.7	26.6	24.9	0.5	0.7	26.1
Depreciation & amortization (2)	33.3	5.7	1.2	40.2	35.1	5.2	1.2	41.4
Stock-based compensation expense	5.2	—	—	5.2	5.8	—	—	5.8
Loss (gain) on exit of leased dealerships	—	(3.6)	—	(3.6)	—	—	—	—
Impairment charges	0.4	—	—	0.4	—	0.2	1.1	1.4
Cyber insurance proceeds	—	—	—	—	(30.0)	—	—	(30.0)
Acquisition and disposition related (gain) loss	(5.1)	—	—	(5.1)	0.3	(0.2)	0.9	1.0
Storm damage charges	—	—	—	—	0.9	—	—	0.9
Adjusted EBITDA (3)	$130.4	$18.6	$(0.1)	$148.8	$128.9	$15.8	$(0.7)	$144.0
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
Future Liquidity Outlook
We believe our best sources of liquidity for operations and debt service remain cash flows generated from operations combined with availability under our Credit Facilities (including the Floor Plan Facilities), Mortgage Facility and Sidecar Facility (or any replacements thereof), Bridge Facility, real estate mortgage financing, selected dealership and other asset sales, along with our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and our ability to service our obligations depend to a substantial degree on the results of operations of these subsidiaries, their contractual obligations and capital requirements, and their ability to provide us with cash.
We do not currently anticipate any materially negative changes to our cost of, or access to, capital over the next 12 months.
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of March 31, 2026, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $2.0 million. Future sublease payments expected to be received related to these lease payments were approximately $2.1 million at March 31, 2026.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $13.7 million as of March 31, 2026 and $3.0 million as of December 31, 2025. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2026.
We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 7, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements and Note 12, “Commitments and Contingencies,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate debt, which includes our Floor Plan Facilities, Revolving Credit Facility, Mortgage Facility, Sidecar Facility and Bridge Facility, exposes us to risks caused by fluctuations in interest rates. The total outstanding balance of our variable rate debt was $2.2 billion at March 31, 2026. Based on that amount, a 1.0% change in the underlying interest rates would affect interest expense by $5.5 million over a three month period. Of that amount, $4.0 million would have resulted from the floor plan, net of offset.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
January 2026	—	$61.86	—	$169.9
February 2026	0.2	$64.33	0.2	$156.8
March 2026	1.9	$62.42	1.9	$34.2
Total	2.1		2.1

(1)On July 28, 2022, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
Total active program repurchases prior to March 31, 2026	(465.8)
Current remaining availability as of March 31, 2026	$34.2

Subsequent to March 31, 2026, we repurchased approximately 0.1 million shares of our Class A Common Stock for approximately $6.2 million, and additionally, Sonic’s Board of Directors increased the Company’s share repurchase authorization by $500.0 million, resulting in current remaining availability of approximately $528.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of restrictions on share repurchases.

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

Insider Trading Arrangements

On March 9, 2026, Jeff Dyke, Sonic’s President, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Dyke’s trading plan, which has a duration of one year commencing upon the expiration of the applicable mandatory cooling-off period under Rule 10b5-1, provides for the sale of up to 100,000 shares of Sonic’s Class A Common Stock, subject to volume and pricing limits.

None of our other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2026.

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

10.1
Bridge Facility Credit Agreement, dated as of March 27, 2026, among Sonic Automotive, Inc.; each lender party thereto; and PNC Bank, National Association, as administrative agent and a lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 2, 2026).

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

SONIC AUTOMOTIVE, INC.

April 30, 2026	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

April 30, 2026	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer