Form 10-Q
period 2026-06-30
SONIC AUTOMOTIVE INC
filed 2026-07-30
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2026, there were 19,585,427 shares of the registrant’s Class A Common Stock, par value $0.01 per share, and 12,029,375 shares of the registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

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

SONIC AUTOMOTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars and shares in millions, except per share amounts)
Revenues:
Retail new vehicles	$1,769.3	$1,666.1	$3,376.8	$3,322.4
Fleet new vehicles	24.8	29.4	45.4	51.5
Total new vehicles	1,794.1	1,695.5	3,422.2	3,373.9
Used vehicles	1,329.7	1,180.7	2,599.3	2,405.7
Wholesale vehicles	70.5	83.3	142.1	166.1
Total vehicles	3,194.3	2,959.5	6,163.6	5,945.7
Parts, service and collision repair	530.2	495.6	1,046.9	970.0
Finance, insurance and other, net	209.5	202.1	412.0	392.8
Total revenues	3,934.0	3,657.2	7,622.5	7,308.5
Cost of sales (1):
Retail new vehicles	(1,677.9)	(1,566.9)	(3,200.9)	(3,133.8)
Fleet new vehicles	(24.3)	(28.9)	(44.6)	(50.4)
Total new vehicles	(1,702.2)	(1,595.8)	(3,245.5)	(3,184.2)
Used vehicles	(1,283.1)	(1,132.6)	(2,504.3)	(2,311.3)
Wholesale vehicles	(73.7)	(84.9)	(146.9)	(168.8)
Total vehicles	(3,059.0)	(2,813.3)	(5,896.7)	(5,664.3)
Parts, service and collision repair	(258.8)	(241.7)	(510.9)	(475.5)
Total cost of sales	(3,317.8)	(3,055.0)	(6,407.6)	(6,139.8)
Gross profit	616.2	602.2	1,214.9	1,168.7
Selling, general and administrative expenses	(444.6)	(412.6)	(871.6)	(792.9)
Impairment charges	—	(172.4)	(0.4)	(173.8)
Depreciation and amortization	(40.0)	(40.5)	(78.6)	(80.4)
Operating income (loss)	131.6	(23.3)	264.3	121.6
Other income (expense):
Interest expense, floor plan	(20.9)	(18.3)	(40.2)	(38.3)
Interest expense, other, net	(30.4)	(27.4)	(58.7)	(55.0)
Other income (expense), net	—	(0.1)	—	—
Total other income (expense)	(51.3)	(45.8)	(98.9)	(93.3)
Income (loss) before taxes	80.3	(69.1)	165.4	28.3
Provision for income taxes - benefit (expense)	(22.9)	23.5	(47.1)	(3.3)
Net income (loss)	$57.4	$(45.6)	$118.3	$25.0

Basic earnings per common share:
Earnings per common share	$1.82	$(1.34)	$3.63	$0.74
Weighted-average common shares outstanding	31.6	34.1	32.6	34.0
Diluted earnings per common share:
Earnings per common share	$1.79	$(1.34)	$3.58	$0.72
Weighted-average common shares outstanding	32.1	34.1	33.0	34.7
(1)Cost of sales is exclusive of depreciation and amortization shown separately below.

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss)	$57.4	$(45.6)	$118.3	$25.0
Other comprehensive income (loss) before taxes:
Change in fair value and amortization of interest rate cap agreements	0.1	(0.7)	0.4	(2.0)
Total other comprehensive income (loss) before taxes	0.1	(0.7)	0.4	(2.0)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	—	0.2	—	0.6
Other comprehensive income (loss)	0.1	(0.5)	0.4	(1.4)
Comprehensive income	$57.5	$(46.1)	$118.7	$23.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$19.2	$6.3
Receivables, net	425.6	469.0
Inventories	2,324.5	2,012.9
Other current assets	329.9	344.3
Total current assets	3,099.2	2,832.5
Property and Equipment, net	1,673.7	1,562.9
Goodwill	432.4	421.8
Other Intangible Assets, net	436.9	454.1
Operating Right-of-Use Lease Assets	262.2	279.1
Finance Right-of-Use Lease Assets	337.2	328.4
Other Assets	140.6	91.9
Total Assets	$6,382.2	$5,970.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$216.2	$184.6
Notes payable - floor plan - non-trade	2,023.4	1,748.1
Trade accounts payable	156.2	151.0
Operating short-term lease liabilities	30.5	33.5
Finance short-term lease liabilities	29.9	19.2
Other accrued liabilities	414.4	409.1
Current maturities of long-term debt	193.3	52.4
Total current liabilities	3,063.9	2,597.9
Long-Term Debt	1,565.5	1,563.0
Other Long-Term Liabilities	114.2	114.4
Operating Long-Term Lease Liabilities	251.1	268.3
Finance Long-Term Lease Liabilities	361.9	359.0
Commitments and Contingencies
Stockholders’ Equity:
Class A Convertible Preferred Stock, none issued	—	—
Class A Common Stock, $0.01 par value; 100,000,000 shares authorized; 70,407,601 shares issued and 19,579,455 shares outstanding at June 30, 2026; 70,135,011 shares issued and 21,546,627 shares outstanding at December 31, 2025	0.7	0.7
Class B Common Stock, $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2026 and December 31, 2025	0.1	0.1
Paid-in-Capital	914.5	908.2
Retained earnings	1,573.9	1,481.1
Accumulated other comprehensive income (loss)	(0.3)	(0.7)
Treasury stock, at cost; 50,828,146 Class A Common Stock shares held at June 30, 2026 and 48,588,384 Class A Common Stock shares held at December 31, 2025	(1,463.3)	(1,321.3)
Total Stockholders’ Equity	1,025.6	1,068.1
Total Liabilities and Stockholders’ Equity	$6,382.2	$5,970.7

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2025	69.7	$0.7	(47.8)	$(1,274.2)	12.0	$0.1	$890.6	$1,470.7	$2.9	$1,090.8
Shares awarded under stock compensation plans	0.4	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(0.2)	(8.8)	—	—	—	—	—	(8.8)
Effect of cash flow hedge instruments, net of tax benefit of $0.2	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Stock compensation expense	—	—	—	—	—	—	5.6	—	—	5.6
Net loss	—	—	—	—	—	—	—	(45.6)	—	(45.6)
Class A dividends declared ($0.35 per share)	—	—	—	—	—	—	—	(7.7)	—	(7.7)
Class B dividends declared ($0.35 per share)	—	—	—	—	—	—	—	(4.2)	—	(4.2)
Balance at June 30, 2025	70.1	$0.7	(48.0)	$(1,283.0)	12.0	$0.1	$896.2	$1,413.2	$2.4	$1,029.6

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at March 31, 2026	70.3	$0.7	(50.7)	$(1,457.0)	12.0	$0.1	$908.5	$1,529.4	$(0.4)	$981.3
Shares awarded under stock compensation plans	0.1	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(0.1)	(6.3)	—	—	—	—	—	(6.3)
Effect of cash flow hedge instruments, net of tax expense	—	—	—	—	—	—	—	—	0.1	0.1
Stock compensation expense	—	—	—	—	—	—	6.0	—	—	6.0
Net income	—	—	—	—	—	—	—	57.4	—	57.4
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—
Class A dividends declared ($0.41 per share)	—	—	—	—	—	—	—	(8.4)	—	(8.4)
Class B dividends declared ($0.41 per share)	—	—	—	—	—	—	—	(4.5)	—	(4.5)
Balance at June 30, 2026	70.4	$0.7	(50.8)	$(1,463.3)	12.0	$0.1	$914.5	$1,573.9	$(0.3)	$1,025.6

See notes to unaudited condensed consolidated financial statements.

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2024	69.4	$0.7	(47.3)	$(1,238.9)	12.0	$0.1	$884.6	$1,412.0	$3.8	$1,062.3
Shares awarded under stock compensation plans	0.7	—	—	—	—	—	0.1	—	—	0.1
Purchases of treasury stock	—	—	(0.7)	(44.1)	—	—	—	—	—	(44.1)
Effect of cash flow hedge instruments, net of tax benefit of $0.6	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Stock compensation expense	—	—	—	—	—	—	11.5	—	—	11.5
Net income	—	—	—	—	—	—	—	25.0	—	25.0
Class A dividends declared ($0.70 per share)	—	—	—	—	—	—	—	(19.6)	—	(19.6)
Class B dividends declared ($0.70 per share)	—	—	—	—	—	—	—	(4.2)	—	(4.2)
Balance at June 30, 2025	70.1	$0.7	(48.0)	$(1,283.0)	12.0	$0.1	$896.2	$1,413.2	$2.4	$1,029.6

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in millions, except per share amounts)
Balance at December 31, 2025	70.1	$0.7	(48.6)	$(1,321.3)	12.0	$0.1	$908.2	$1,481.1	$(0.7)	$1,068.1
Shares awarded under stock compensation plans	0.3	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(2.2)	(142.0)	—	—	—	—	—	(142.0)
Effect of cash flow hedge instruments, net of tax expense	—	—	—	—	—	—	—	—	0.4	0.4
Stock compensation expense	—	—	—	—	—	—	11.1	—	—	11.1
Cash settlement of shares awarded under stock compensation plans	—	—	—	—	—	—	(4.8)	—	—	(4.8)
Net income	—	—	—	—	—	—	—	118.3	—	118.3
Class A dividends declared ($0.79 per share)	—	—	—	—	—	—	—	(16.0)	—	(16.0)
Class B dividends declared ($0.79 per share)	—	—	—	—	—	—	—	(9.5)	—	(9.5)
Balance at June 30, 2026	70.4	$0.7	(50.8)	$(1,463.3)	12.0	$0.1	$914.5	$1,573.9	$(0.3)	$1,025.6

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118.3	$25.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	67.0	69.4
Debt issuance cost amortization	3.7	3.2
Stock-based compensation expense	11.1	11.5
Deferred income taxes	(7.3)	(55.2)
Asset impairment charges	0.4	173.8
Loss (gain) on disposal of dealerships and property and equipment	(1.1)	3.8
Other	0.3	0.6
Changes in assets and liabilities that relate to operations:
Receivables	52.3	105.2
Inventories	(314.3)	(26.5)
Other assets	2.2	7.1
Notes payable - floor plan – trade	31.6	(3.3)
Trade accounts payable and other liabilities	(28.9)	18.0
Total adjustments	(183.0)	307.6
Net cash provided by (used in) operating activities	(64.7)	332.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(66.3)	(359.9)
Purchases of land, property and equipment	(154.5)	(79.1)
Proceeds from sales of property and equipment	19.5	17.1
Proceeds from sales of dealerships	40.5	—
Net cash used in investing activities	(160.8)	(421.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable - floor plan - non-trade	300.4	299.5
Borrowings on revolving credit facilities	24.6	10.2
Repayments on revolving credit facilities	(24.6)	(10.2)
Proceeds from borrowings	190.0	—
Debt issuance costs	(1.5)	(0.9)
Principal payments of long-term debt	(48.9)	(69.9)
Principal payments of long-term lease liabilities	(34.3)	(5.2)
Purchases of treasury stock	(142.0)	(44.1)
Issuance of shares under stock compensation plans	—	0.1
Dividends paid	(25.3)	(23.8)
Net cash provided by financing activities	238.4	155.7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12.9	66.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6.3	44.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19.2	$110.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amounts capitalized	$97.1	$93.0
Income taxes	$52.4	$8.1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Sonic Automotive, Inc. and its wholly owned subsidiaries (collectively referred to herein as “Sonic,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all material normal, recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025. Due to rounding, segment level financial data may not sum to consolidated results.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require the disclosure of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities. It also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The bill contains a range of tax reforms affecting businesses, including the immediate expensing of research and development expenditures, 100% bonus depreciation on qualified property, and various other provisions effective in tax years 2026 through 2029. After evaluating the OBBBA’s provisions, we have determined that the impact of these changes on our consolidated financial statements for the current reporting period is immaterial. Provisions taking effect in 2026 will affect the deductibility of executive compensation and charitable contributions and will contribute to a higher overall income tax rate. We will continue to monitor future guidance and assess any additional implications for subsequent periods.

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

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 include approximately $9.8 million and $7.0 million, respectively, related to contract assets from F&I retro revenues recognition, which are recorded in receivables, net. In addition, we recorded approximately $9.3 million and $10.2 million related to contract assets from F&I retro revenues recognition in other assets as of June 30, 2026 and December 31, 2025, respectively. Changes in contract assets from December 31, 2025 to June 30, 2026 were primarily due to ordinary business activity, including the receipt of cash for amounts earned and recognized in prior periods. Please refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our revenue recognition policies and processes.
Earnings Per Share – The calculation of diluted earnings per share considers the potential dilutive effect of outstanding restricted stock units, restricted stock and stock options granted under Sonic’s stock compensation plans (and any non-forfeitable dividends paid on such awards).

2. Business Acquisitions and Dispositions
Acquisitions

During the six months ended June 30, 2026, in an effort to expand and diversify our business, we acquired one business (consisting of six locations) in our Powersports Segment for an aggregate gross purchase price of approximately $66.3 million. The dealership locations include Falcons Fury Harley-Davidson (Conyers, Georgia), Raging Bull Harley-Davidson (Durham, North Carolina), San Diego Harley-Davidson (San Diego, California), Space Coast Harley-Davidson (Palm Bay, Florida), Treasure Coast Harley-Davidson (Stuart, Florida) in addition to one authorized retail outlet location, Cocoa Beach Harley-Davidson (Cocoa Beach, Florida). The preliminary allocation of the aggregate gross purchase price included inventory of approximately $13.2 million, property and equipment of approximately $0.8 million, real estate of approximately $40.3 million, goodwill of approximately $13.6 million, other assets of approximately $0.1 million, right-of-use assets of $7.9 million, lease liabilities of $8.0 million, and other liabilities of approximately $1.6 million.

The accompanying consolidated statements of operations include revenue and earnings attributable to the business acquired during the six months ended June 30, 2026 of approximately $19.0 million and $1.0 million, respectively. Acquisition costs recognized as an expense in the consolidated statements of operations related to this acquisition were immaterial. Additionally, the total amount of goodwill and other intangibles from the acquisition that is expected to be deductible for tax purposes related to the acquisition is approximately $13.6 million.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited pro forma summary presents consolidated information as if the acquisition had occurred on January 1, 2025:

Twelve Months Ended December 31, 2025
(In millions)
Revenue	$15,263.5
Income before taxes	$174.1
The supplemental pro forma information for revenue and income before taxes of the Company as though the business combination had occurred on January 1, 2026 is impracticable to provide due to the fact that carve-out financial information for the acquired business prior to the acquisition was not available.

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

Dispositions
During the six months ended June 30, 2026, we disposed of three mid-line import franchised dealerships, one domestic franchised dealership, and one collision center. The disposal of these five locations and related real estate generated net cash of approximately $40.5 million and $19.5 million, respectively, for combined gross proceeds of $60.0 million and generated a pre-tax gain on disposal of approximately $5.1 million. During the six months ended June 30, 2025, we terminated one domestic franchised dealership and one powersports dealership.
3. Inventories
Inventories consist of the following:

	June 30, 2026	December 31, 2025
	(In millions)
New vehicles	$1,274.5	$1,140.1
Used vehicles	671.2	523.8
Service loaners (1)	257.5	233.1
Parts, accessories and other	121.3	115.9
Inventories	$2,324.5	$2,012.9

(1)Service loaner inventory includes approximately $36.1 million and $35.7 million as of June 30, 2026 and December 31, 2025, respectively, related to vehicles that are leased directly from the manufacturer on a short-term basis. A corresponding liability is included within notes payable - floor plan - trade on the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
	(In millions)
Land	$522.1	$470.1
Buildings and improvements	1,594.3	1,556.8
Furniture, fixtures and equipment	585.0	565.7
Construction in progress	113.1	59.3
Total, at cost	2,814.5	2,651.9
Less accumulated depreciation	(1,140.0)	(1,087.0)
Subtotal	1,674.5	1,564.9
Less assets held for sale (1)	(0.8)	(2.0)
Property and equipment, net	$1,673.7	$1,562.9
(1)Classified in other current assets in the accompanying unaudited condensed consolidated balance sheets.
Capital expenditures were approximately $117.6 million and $154.5 million in the three and six months ended June 30, 2026, respectively, and in the three and six months ended June 30, 2025 capital expenditures were approximately $34.1 million and $79.1 million, respectively. Capital expenditures in all periods were primarily related to construction of new franchised dealerships and powersports stores, and building improvements and equipment purchased for use in our franchised dealerships, EchoPark and powersports stores. Certain capital expenditures are recognized in the Franchised Dealerships Segment to better monitor project development costs prior to transferring the capitalized asset balance to the appropriate entity or operating segment upon project completion. Assets held for sale as of June 30, 2026 and December 31, 2025 consisted of real property not currently used in operations that we expect to dispose of in the next 12 months.
Fixed asset impairment charges for the six months ended June 30, 2026 were approximately $0.4 million, which was related to the impairment of a construction project that was canceled. Fixed asset impairment charges for the six months ended June 30, 2025 were approximately $0.2 million, which was related to property held for sale.
During the current quarter, the estimated useful lives of buildings and improvement assets were evaluated based on historical experience and industry practices. As a result, certain building and improvement assets were adjusted, resulting in a reduction of approximately $4.6 million and $9.2 million in depreciation expense for the three and six months ended June 30, 2026, respectively.
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
In performing the quantitative test in the Powersports Segment reporting unit for impairment of goodwill, we primarily used the income approach method of valuation that includes the discounted cash flow (“DCF”) method that utilizes inputs, including projected revenues, margin, terminal growth rates, discount rates and a market capitalization reconciliation. We completed our annual impairment testing as of April 30, 2026 and determined there was no impairment of goodwill in either reporting unit evaluated.

In evaluating the recoverability of our indefinite lived franchise assets, we utilized a multi-period excess earnings method (“MPEEM”) model using unobservable inputs (Level 3) to estimate the fair value of the franchise assets for each of our franchises with recorded franchise assets. The significant assumptions in our MPEEM model include projected revenue, projected operating margins, a discount rate (and estimates in the discount rate inputs) and residual growth rates. We completed our annual impairment testing as of April 30, 2026 and determined there was no impairment in any of our indefinite lived franchise assets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying amount of goodwill for the year ended December 31, 2025 and the six months ended June 30, 2026 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2024 (1)	$331.2	$—	$27.3	$358.5
Additions through current-year acquisitions	64.2	—	—	64.2
Reductions from dispositions	(0.7)	—	—	(0.7)
Prior year acquisition allocations	(0.2)	—	—	(0.2)
Balance at December 31, 2025 (1)	$394.5	$—	$27.3	$421.8
Additions through current-year acquisitions (2)	—	—	13.6	13.6
Reductions from dispositions	(3.0)	—	—	(3.0)
Balance at June 30, 2026 (1)	$391.5	$—	$40.9	$432.4
(1)Net of accumulated impairment losses of $1.1 billion and $202.9 million related to the Franchised Dealerships Segment and the EchoPark Segment, respectively.
(2)Purchase accounting allocations for current-year acquisitions are preliminary. Amounts will be allocated from goodwill to franchise assets once the overall purchase accounting allocation is finalized.

The changes in the carrying amount of franchise assets for the year ended December 31, 2025 and the six months ended June 30, 2026 were as follows:

	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Balance at December 31, 2024	$382.6	$—	$47.7	$430.3
Additions through current-year acquisitions	202.0	—	—	202.0
Reductions from dispositions	(5.1)	—	(0.7)	(5.8)
Reductions from impairment	(165.9)	—	(6.5)	(172.4)
Balance at December 31, 2025	$413.6	$—	$40.5	$454.1
Reductions from dispositions	(17.2)	—	—	(17.2)
Balance at June 30, 2026	$396.4	$—	$40.5	$436.9

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2026	December 31, 2025
	(In millions)
Revolving Credit Facility (1)	$—	$—
4.625% Senior Notes due 2029 (the “4.625% Notes”)	650.0	650.0
4.875% Senior Notes due 2031 (the “4.875% Notes”)	500.0	500.0
Mortgage Facility and Sidecar Facility (2)	421.6	455.8
Bridge Facility (3)	150.0	—
Notes to finance companies - fixed rate, bearing interest at 4.40%	14.6	29.4
Notes to finance companies - variable rate, bearing interest at 1.5% above one-month term SOFR	40.0	—
Subtotal	$1,776.2	$1,635.2
Debt issuance costs	(17.4)	(19.8)
Total debt	1,758.8	1,615.4
Less current maturities	(193.3)	(52.4)
Long-term debt	$1,565.5	$1,563.0
(1)The interest rate on the Revolving Credit Facility (as defined below) was 125 basis points above one-month Adjusted Term SOFR (as defined in the Credit Facilities) at both June 30, 2026 and December 31, 2025.
(2)The interest rate on the Mortgage Facility and Sidecar Facility (each as defined below) was 150 basis points above one-month Adjusted Term SOFR (as defined in each of the Mortgage Facility and Sidecar Facility) at both June 30, 2026 and December 31, 2025.
(3)The interest rate on the Bridge Facility (as defined below) was 250 basis points above one-month Term SOFR (as defined in the Bridge Facility) at June 30, 2026.
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

On March 13, 2024, we amended and restated our Credit Agreement (the “Sixth Credit Facility Amendment”) to extend the maturity date to March 13, 2029, with an optional one-year extension. The Sixth Credit Facility Amendment currently includes aggregate commitments of $2.4 billion as well as an accordion feature allowing for an increase in future commitments of up to $450.0 million allocated between the three facilities on a pro rata basis. Under the Sixth Credit Facility Amendment, the Revolving Credit Facility commitment can neither be reduced below $50.0 million nor consist of more than 40% of the aggregate commitments under the Credit Facilities.
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
As of June 30, 2026, the aggregate commitments consisted of $1.5 billion for the new vehicle floor plan, $550.0 million for the used vehicle floor plan and $350.0 million for the Revolving Credit Facility. Availability under the Revolving Credit Facility is calculated as the lesser of the $350.0 million commitment or a borrowing base collateralized by eligible assets, less any outstanding letters of credit and borrowings. As of June 30, 2026, the Revolving Borrowing Base was $298.5 million and we had $11.6 million in outstanding letters of credit and no borrowings, resulting in $286.9 million of availability.

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
As of June 30, 2026, we had $284.0 million of outstanding term borrowings and $95.0 million available for revolving loans under the Mortgage Facility. In addition, we had $137.5 million of outstanding term borrowings under the Sidecar Facility.

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
Notes to Finance Companies
Our notes to finance companies (excluding the Mortgage Facility, Sidecar Facility, and Bridge Facility) had a weighted-average interest rate of 4.95% and a combined principal balance of $54.6 million as of June 30, 2026. These notes require monthly payments of principal and interest through their respective maturities, are secured by underlying properties or other collateral and contain certain cross-default provisions. These notes mature between 2028 and 2034.
Covenants
The Credit Facilities, Mortgage Facility, Sidecar Facility, Bridge Facility and Senior Notes each contain covenants which could prohibit the issuance of additional indebtedness, the payment of dividends over certain limits, other restricted payments such as share repurchases, certain types of capital expenditures and asset purchases and material dispositions and acquisitions. They also contain other covenants and default provisions, including cross defaults to other material indebtedness, change of control events and other events of default customary for commercial credit facilities. Upon the occurrence of an event of default, we could be required to repay all outstanding amounts under these facilities.
Financial covenants for the Credit Facilities, Mortgage Facility, Sidecar Facility and Bridge Facility include a minimum Consolidated Fixed Charge Coverage Ratio (as defined in each agreement) of 1.20 to 1.00 and a maximum Consolidated Total Lease Adjusted Leverage Ratio (as defined in each agreement) of 5.75 to 1.00. Similar financial covenants apply to our Senior Notes as well as to certain facility leases and their related guaranty agreements. We remain in compliance with all restrictive covenants as of June 30, 2026.

Derivative Instruments and Hedging Activities
As of June 30, 2026, we had interest rate cap agreements with the following notional amounts, cap rates and maturities to help limit our exposure to potentially increasing interest rates on the Floor Plan Facilities and Mortgage Facility. Settlements are evaluated monthly and paid by the counterparties when one-month Term SOFR exceeds the cap rate. Payments are calculated based on the notional amounts multiplied by the difference between one-month Term SOFR and the cap rates and are recognized as a reduction in interest expense. The total unamortized premium amount related to the outstanding interest rate caps was $2.5 million as of June 30, 2026 which will be amortized as a reduction in interest expense over each cap’s remaining term. The fair value of the outstanding interest rate caps was $0.2 million at June 30, 2026 included in other assets in the accompanying unaudited condensed consolidated balance sheets.

Notional Amount	Cap Rate (1)	Receive Rate (1)	Start Date	Maturing Date
(In millions)
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 31, 2026
$200.0	5.500%	one-month Term SOFR	March 17, 2025	November 17, 2027
$400.0	5.500%	one-month Term SOFR	March 13, 2025	December 29, 2028
(1) One-month Term SOFR was approximately 3.65% at June 30, 2026.

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
In accordance with the terms of agreements entered into for the sales of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $13.7 million as of June 30, 2026 and $3.0 million as of December 31, 2025. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2026.

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
There were no significant liabilities recorded related to legal matters as of June 30, 2026 and December 31, 2025.
8. Fair Value Measurements
Assets and liabilities recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2026	December 31, 2025
	(In millions)
Assets:
Cash surrender value of life insurance policies (1)	$57.4	$53.2
Interest rate caps designated as hedges (2)	0.2	0.1
Total assets	$57.6	$53.3
(1)Included in other assets in the accompanying unaudited condensed consolidated balance sheets.
(2)Included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026 and December 31, 2025, the fair values of Sonic’s financial instruments, including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable and borrowings under our variable interest rate credit facilities and variable interest notes to finance companies approximated their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
As of June 30, 2026 and December 31, 2025, the fair value and the carrying value of Sonic’s significant fixed rate long-term debt were as follows:

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Notes (1)	$480.0	$500.0	$478.8	$500.0
4.625% Notes (1)	$635.4	$650.0	$630.5	$650.0
Notes to Finance Companies - Fixed Rate (2)	$14.4	$14.6	$28.7	$29.4
(1)As determined by market quotations from similar securities as of June 30, 2026 and December 31, 2025, respectively (Level 2).
(2)As determined by the DCF method (Level 2).
For further discussion of Sonic’s fair value measurements, see Note 11, “Fair Value Measurements,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025.
9. Segment Information
As of June 30, 2026, Sonic had three operating segments: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of our operating segments. Sonic has determined that its operating segments also represent its reportable segments.
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

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reportable segment financial information for the three and six months ended June 30, 2026 and 2025 were as follows:

Franchised Dealerships Segment - Reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Retail new vehicles	$1,731.4	$1,639.1	$3,316.6	$3,276.1
Fleet new vehicles	24.8	29.5	45.4	51.5
Used vehicles	814.3	744.9	1,582.9	1,490.6
Wholesale vehicles	43.7	57.8	87.8	112.2
Parts, service and collision repair	515.5	484.9	1,024.8	952.4
Finance, insurance and other, net	147.9	144.3	287.2	274.9
Cost of sales:
Retail new vehicles	(1,645.5)	(1,543.9)	(3,149.5)	(3,094.1)
Fleet new vehicles	(24.4)	(28.9)	(44.5)	(50.4)
Used vehicles	(777.3)	(705.4)	(1,505.4)	(1,411.2)
Wholesale vehicles	(46.6)	(58.7)	(92.5)	(114.1)
Parts, service and collision repair	(251.7)	(236.0)	(499.9)	(466.3)
Segment gross profit	$532.1	$527.6	$1,052.9	$1,021.6
Selling, general and administrative expenses:
Compensation	(239.7)	(232.3)	(479.9)	(458.7)
Advertising	(19.7)	(16.7)	(38.4)	(32.6)
Rent	(12.0)	(9.4)	(24.4)	(19.1)
Other (1)	(111.5)	(101.8)	(214.6)	(175.7)
Depreciation and amortization	(31.9)	(34.1)	(63.7)	(67.5)
Other income (expense):
Interest expense, floor plan	(17.3)	(15.3)	(33.3)	(31.6)
Interest expense, other, net	(29.2)	(26.3)	(56.5)	(52.9)
Other income (expense), net	(0.1)	(0.1)	—	0.1
Segment income	$70.7	$91.6	$142.1	$183.6
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline and service loaners, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EchoPark Segment - Reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Used vehicles	$499.0	$427.4	$990.8	$901.1
Wholesale vehicles	25.8	25.4	53.1	52.8
Finance, insurance and other, net	58.1	55.8	119.5	114.5
Cost of Sales:
Used vehicles	(492.6)	(420.5)	(978.1)	(888.8)
Wholesale vehicles	(26.0)	(26.0)	(53.0)	(53.6)
Segment gross profit	$64.3	$62.1	$132.3	$126.0
Selling, general and administrative expenses:
Compensation	(27.3)	(25.2)	(54.2)	(51.1)
Advertising	(8.2)	(7.3)	(16.5)	(15.1)
Rent	(1.1)	(0.7)	1.7	(1.4)
Other (1)	(10.7)	(9.0)	(21.0)	(19.4)
Depreciation and amortization	(6.3)	(5.2)	(12.1)	(10.5)
Other income (expense):
Interest expense, floor plan	(3.2)	(2.6)	(6.2)	(5.8)
Interest expense, other, net	(0.3)	(0.4)	(0.6)	(0.8)
Other income (expense), net	—	—	—	0.1
Segment income	$7.2	$11.7	$23.4	$22.0
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, and insurance, training, legal and information technology expenses.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Powersports Segment - Reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Retail new vehicles	$37.9	$26.9	$60.2	$46.3
Used vehicles	16.4	8.3	25.6	14.0
Wholesale vehicles	1.0	0.3	1.2	1.1
Parts, service and collision repair	14.7	10.6	22.1	17.6
Finance, insurance and other, net	3.5	2.0	5.3	3.4
Cost of Sales:
Retail new vehicles	(32.4)	(23.0)	(51.4)	(39.7)
Used vehicles	(13.2)	(6.7)	(20.8)	(11.3)
Wholesale vehicles	(1.1)	(0.3)	(1.4)	(1.1)
Parts, service and collision repair	(7.1)	(5.6)	(11.0)	(9.2)
Segment gross profit	$19.7	$12.5	$29.8	$21.1
Selling, general and administrative expenses:
Compensation	(10.0)	(7.3)	(17.3)	(13.5)
Advertising	(0.6)	(0.3)	(1.0)	(0.6)
Rent	—	0.3	—	0.4
Other (1)	(3.9)	(2.9)	(6.0)	(6.1)
Depreciation and amortization	(1.7)	(1.2)	(2.9)	(2.5)
Other income (expense):
Interest expense, floor plan	(0.3)	(0.4)	(0.7)	(0.9)
Interest expense, other, net	(0.8)	(0.7)	(1.6)	(1.4)
Other income (expense), net	(0.1)	—	—	—
Segment income (loss)	$2.3	$—	$0.3	$(3.5)
(1)Other selling, general and administrative expenses include various fixed and variable expenses, including gain or loss on disposal of franchises, facility repairs and maintenance, utilities, property taxes, certain customer-related costs such as gasoline, insurance, training, legal and information technology expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$70.7	$91.6	$142.1	$183.6
EchoPark Segment (3)	7.2	11.7	23.4	22.0
Powersports Segment (4)	2.3	—	0.3	(3.5)
Total segment income	$80.2	$103.3	$165.8	$202.1
Impairment charges (5)	—	(172.4)	(0.4)	(173.8)
Income (loss) before taxes	$80.3	$(69.1)	$165.4	$28.3
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges. Due to rounding, segment level financial data may not sum to consolidated results.
(2)For the three months ended June 30, 2026, amount includes approximately $1.2 million of pre-tax charges related to storm damages. For the three months ended June 30, 2025, amount includes approximately $2.4 million of pre-tax loss related to the termination of a franchise, approximately $4.1 million of pre-tax charges related to storm damage. and $10.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024. For the six months ended June 30, 2026, approximately $5.1 million of pre-tax gain related to dispositions. For the six months ended June 30, 2025, amount includes $40.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $5.0 million of pre-tax charges related to storm damage, and approximately $2.7 million of pre-tax charges related to dispositions. Due to rounding, segment level financial data may not sum to consolidated results.

SONIC AUTOMOTIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3)For the three months ended June 30, 2025, amount includes approximately $0.8 million of pre-tax gain on sale of real estate. For the six months ended June 30, 2026, amount includes approximately $3.6 million of pre-tax gain on lease terminations. For the six months ended June 30, 2025, amount includes approximately $1.0 million of pre-tax gain on sale of real estate.
(4)For the six months ended June 30, 2025, amount includes approximately $0.9 million of pre-tax charges related to dispositions. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the three months ended June 30, 2025, amount includes approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment and approximately $6.5 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment. For the six months ended June 30, 2026, amount includes approximately $0.4 million of non-cash pre-tax impairment charges related to construction-in-progress projects for the Franchised Dealerships Segment. For the six months ended June 30, 2025, amount includes approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment, $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges for the Powersports Segment, and approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Segment Capital Expenditures:
Franchised Dealerships Segment	$110.3	$32.5	$141.6	$77.0
EchoPark Segment	6.0	0.3	11.2	0.5
Powersports Segment	1.3	1.3	1.7	1.6
Total capital expenditures	$117.6	$34.1	$154.5	$79.1

	June 30, 2026	December 31, 2025
	(In millions)
Segment Assets:
Franchised Dealerships Segment	$5,154.4	$4,933.9
EchoPark Segment	589.1	506.1
Powersports Segment	344.5	224.4
Corporate and other:
Cash and cash equivalents	19.2	6.3
Floor plan deposit balance	275.0	300.0
Total assets	$6,382.2	$5,970.7

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
Unless otherwise noted, all discussions of increases or decreases are for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The following discussion of Franchised Dealerships Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating franchised dealership stores are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition. The following discussion of EchoPark Segment used vehicles, wholesale vehicles, and finance, insurance and other, net is on a same market basis, except where otherwise noted. All currently operating EchoPark stores in a local geographic market are included within the same market group as of the first full month following the first anniversary of the market’s opening or acquisition. The following discussion of Powersports Segment new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair, and finance, insurance and other, net is on a same store basis, except where otherwise noted. All currently operating stores in the Powersports Segment are included within the same store group as of the first full month following the first anniversary of the store’s opening or acquisition.
Overview
We are one of the largest automotive retailers in the U.S. (as measured by reported total revenue). As a result of the way we manage our business, we had three reportable segments as of June 30, 2026: (1) the Franchised Dealerships Segment; (2) the EchoPark Segment; and (3) the Powersports Segment. For management and operational reporting purposes, we group certain businesses together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2026, we operated 107 stores in the Franchised Dealerships Segment, 18 stores in the EchoPark Segment and 20 stores in the Powersports Segment. The Franchised Dealerships Segment consists of 127 new vehicle franchises (representing 24 different brands of cars and light trucks) and 15 collision repair centers in 17 states. The EchoPark Segment consists of 18 stores in 10 states. The Powersports Segment consists of 46 franchises at 20 locations (16 full-service dealerships and four authorized retail outlets) in five states.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Retail Automotive Industry Performance
The U.S. retail automotive industry’s total new vehicle (retail and fleet combined) seasonally adjusted annual rate of unit sales volume (the “total new vehicle SAAR”) increased 2% and decreased 2% for the three and six months ended June 30, 2026, respectively, to approximately 16.3 million and 15.9 million vehicles, respectively, compared to approximately 16.0 million and 16.3 million vehicles for the three and six months ended June 30, 2025, respectively, according to the Power Information Network (“PIN”) from J.D. Power. We currently estimate the 2026 new vehicle industry volume will be between 15.5 million vehicles (a decrease of 5% compared to 2025) and 16.0 million vehicles (a decrease of 2% compared to 2025). The effects of tariffs and trade policies, interest rates, changes in consumer confidence, availability of consumer financing, manufacturer inventory production levels, incentive levels from automotive manufacturers or shifts in such levels, or timing of consumer demand in response to economic conditions, geopolitical disruptions, energy prices, natural disasters or other unforeseen circumstances could cause the actual 2026 new vehicle industry volume to vary from expectations. Many factors, including brand and geographic concentrations as well as the industry sales mix between retail and fleet new vehicle unit sales volume, have caused our past results to differ from the industry’s overall trend. Our new vehicle sales strategy focuses on our retail new vehicle sales (as opposed to fleet new vehicle sales) and, as a result, we believe it is appropriate to compare our retail new vehicle unit sales volume to the industry retail new vehicle seasonally adjusted annual rate of unit sales volume (the “retail new vehicle SAAR”) (which excludes fleet new vehicle sales). According to PIN from J.D. Power, the retail new vehicle SAAR increased 1% and decreased 4% to approximately 13.6 million and 13.2 million vehicles for the three and six months ended June 30, 2026, respectively, from approximately 13.4 million and 13.7 million vehicles for the three and six months ended June 30, 2025, respectively.
Franchised Dealerships Segment
As a result of the acquisition, disposition, termination or closure of certain franchised dealership stores in 2025 and 2026, the change in reported amounts from period to period may not be indicative of the current or future operational or financial performance of our current group of operating stores.
Same store retail new vehicle revenue increased 1% during the three months ended June 30, 2026, driven by a 1% increase in average selling price per new retail unit. Same store retail new vehicle revenue decreased 4% during the six months ended June 30, 2026, primarily driven by a 5% decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit decreased 17% and 15% during the three and six months ended June 30, 2026, respectively, due primarily to increased price competition as a result of increasing levels of available inventory and higher inventory invoice costs, which combined to drive lower retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit decreased $559, or 16%, to $2,872 per unit during the three months ended June 30, 2026. Retail new vehicle gross profit per unit decreased $349 per unit, or 11%, to $2,934 per unit during the six months ended June 30, 2026. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment new vehicle inventory days’ supply was approximately 56 days as of June 30, 2026, compared to 54 days as of June 30, 2025.
Same store retail used vehicle revenue increased 9% and 5% during the three and six months ended June 30, 2026, respectively, driven primarily by a 7% and 5% increase in retail used vehicle unit sales volume, respectively. Retail used vehicle gross profit decreased 8% and 4% during the three and six months ended June 30, 2026, respectively, primarily due to lower retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit decreased $214 per unit, or 13%, to $1,401 per unit during the three months ended June 30, 2026. Retail used vehicle gross profit per unit decreased $136 per unit, or 8%, to $1,467 per unit during the six months ended June 30, 2026. Same store wholesale vehicle gross loss worsened by approximately $2.0 million to a gross loss of approximately $2.8 million during the three months ended June 30, 2026, due primarily to a $456 per unit, or 404%, worsening of wholesale vehicle gross loss per unit as a result of changes in pricing and demand for vehicles at wholesale auction. Same store wholesale vehicle gross loss worsened by approximately $3.0 million, to a gross loss of approximately $4.5 million during the six months ended June 30, 2026, due primarily to a $352 per unit, or 277%, worsening of wholesale vehicle gross loss per unit as a result of changes in pricing and demand for vehicles at wholesale auction. We generally focus on maintaining Franchised Dealerships Segment used vehicle inventory days’ supply in the 25- to 35-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported Franchised Dealerships Segment used vehicle inventory days’ supply was approximately 35 days as of both June 30, 2026 and June 30, 2025.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store Fixed Operations revenue increased 3% and 4% during the three and six months ended June 30, 2026, respectively, driven primarily by increased service capacity as a result of additional technician headcount, and higher parts and labor costs that were passed along to consumers. Same store Fixed Operations gross profit increased 2% and 4% during the three and six months ended June 30, 2026, respectively, driven primarily by higher customer pay revenue contribution and higher warranty and internal, sublet and other gross margin contribution. Same store Fixed Operations gross margin decreased 30 basis points, to 51.0% during the three months ended June 30, 2026, and increased 10 basis points, to 51.1%, during the six months ended June 30, 2026.
Same store F&I revenue decreased 1% and remained flat during the three and six months ended June 30, 2026, respectively, driven by a 4% decrease and 1% increase in F&I gross profit per retail unit, respectively, partially offset by a 3% increase and 1% decrease in retail new and used vehicle unit sales volume, respectively. Same store F&I gross profit per retail unit decreased $108 per unit, or 4%, to $2,619 per unit during the three months ended June 30, 2026 primarily due to lower penetration rates for other aftermarket product contracts, which was partially offset by a higher penetration rate for finance contracts, higher gross profit per service contract, and changes to our F&I product cost structure. Same store F&I gross profit per retail unit increased $20 per unit, or 1%, to $2,607 per unit during the six months ended June 30, 2026, due primarily to higher gross profit per finance, service and other aftermarket contracts, increases in finance contract and service contract penetration rates, and changes to our F&I product cost structure.
EchoPark Segment
Same market total revenues increased 15% and 9% during the three and six months ended June 30, 2026, respectively, attributable to a 16% and 9% increase in total vehicle unit sales volume (retail used vehicles plus wholesale used vehicles) in the three and six months ended June 30, 2026, respectively. Same market total gross profit increased 3% and 5% during the three and six months ended June 30, 2026, respectively, primarily driven by the increase in total vehicle unit sales volume in both the three and six months ended June 30, 2026, partially offset by a 12% and 5% decrease in combined used and F&I gross profit per retail unit during the three and six months ended June 30, 2026, respectively.
Same market retail used vehicle revenue increased 17% and 10% during the three and six months ended June 30, 2026, respectively, driven primarily by a 17% and 10% increase in retail used vehicle unit sales volume in the three and six months ended June 30, 2026, respectively. F&I revenue increased 4% during both the three and six months ended June 30, 2026, driven primarily by the increase in retail used vehicle unit sales during the three and six months ended June 30, 2026, partially offset by an 11% and 5% decrease in F&I gross profit per unit in the three and six months ended June 30, 2026, respectively. Same market combined retail used vehicle and F&I gross profit per unit decreased $466 per unit, or 12%, to $3,303 for the three months ended June 30, 2026, due primarily to decreases in both used vehicle gross profit per unit and F&I gross profit per unit. Same market combined retail used vehicle and F&I gross profit per unit decreased $181 per unit, or 5%, to $3,410 for the six months ended June 30, 2026, due primarily to decreases in both used vehicle gross profit per unit and F&I gross profit per unit.
Same market wholesale vehicle gross profit improved by approximately $0.5 million and $1.0 million during the three and six months ended June 30, 2026, respectively, primarily due to a 75% and 109% increase in wholesale vehicle gross profit per unit during the three and six months ended June 30, 2026, respectively. We generally focus on maintaining EchoPark Segment used vehicle inventory days’ supply in the 30- to 40-day range, which may fluctuate seasonally, in order to limit our exposure to market pricing volatility. On a trailing quarter cost of sales basis, our reported EchoPark Segment used vehicle inventory days’ supply was approximately 47 and 41 days as of June 30, 2026 and 2025, respectively. The higher days’ supply as of June 30, 2026, reflected a deliberate increase in inventory levels to support higher retail unit sales. This differed from a typical quarter, during which we generally maintain inventory within our targeted 30- to 40-day range.
Powersports Segment
Same store retail new vehicle revenue increased 6% and 11% during the three and six months ended June 30, 2026, respectively, driven by a 3% and 8% increase in retail new vehicle unit sales volume, respectively, coupled with a 3% increase in retail new vehicle average selling price during both the three and six months ended June 30, 2026. Retail new vehicle gross profit increased 8% and 12% during the three and six months ended June 30, 2026, respectively, as a result of the increase in retail new vehicle unit sales volume and a 4% and 5% increase in same store retail new vehicle gross profit per unit, respectively. Retail new vehicle gross profit per unit increased $103 per unit, or 4%, to $2,925 per unit for the three months ended June 30, 2026. Retail new vehicle gross profit per unit increased $134 per unit, or 5%, to $2,910 per unit for the six months ended June 30, 2026. On a trailing quarter cost of sales basis, our reported Powersports Segment new vehicle inventory days’ supply was approximately 160 and 135 days as of June 30, 2026 and 2025, respectively, varying based on manufacturer production levels and consumer demand.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same store used vehicle revenue increased 40% and 54% during the three and six months ended June 30, 2026, respectively, driven primarily by a 19% and 34% increase in retail used vehicle unit sales volume, respectively, and a 17% and 15% increase in average used vehicle selling price during the three and six months ended June 30, 2026, respectively. Retail used vehicle gross profit increased 25% and 42% during the three and six months ended June 30, 2026, respectively, driven by the increase in used vehicle unit sales volume and a 4% and 5% increase in retail used vehicle gross profit per unit, respectively. Retail used vehicle gross profit per unit increased $78 per unit, or 4%, to $2,092 per unit for the three months ended June 30, 2026. Retail used vehicle gross profit per unit increased $92 per unit, or 5%, to $2,021 per unit for the six months ended June 30, 2026. On a trailing quarter cost of sales basis, our reported Powersports Segment used vehicle inventory days’ supply was approximately 103 and 102 days as of June 30, 2026 and 2025, respectively.
Same store Fixed Operations revenue increased 5% and 7% during the three and six months ended June 30, 2026, respectively, while gross profit increased 12% and 11%, respectively. These increases were primarily driven by higher repair order volume. Fixed Operations gross margin increased 330 basis points to 49.8% during the three months ended June 30, 2026, primarily due to a more favorable revenue mix, including increased contribution from higher-margin internal, sublet, and other services, as well as improved gross margins on customer pay repairs, warranty work, wholesale parts, and internal, sublet and other repairs. Fixed Operations gross margin increased 150 basis points to 49.1% during the six months ended June 30, 2026, primarily due to a more favorable revenue mix, including increased contribution from high-margin internal, sublet, and other services, as well as improved gross margins on customer pay repairs, wholesale parts, and internal, sublet and other repairs.
Same store F&I revenue increased 20% and 24% during the three and six months ended June 30, 2026, respectively, driven primarily by a 9% and 18% increase in combined retail new and used vehicle unit sales volume, coupled with increases in F&I gross profit per retail unit for the three and six months ended June 30, 2026. F&I gross profit per retail unit increased $105 per unit, or 12%, to $995 per unit for the three months ended June 30, 2026. F&I gross profit per retail unit increased $40 per unit, or 4%, to $955 per unit for the six months ended June 30, 2026.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table depicts the breakdown of our Franchised Dealerships Segment new vehicle revenues by brand for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
New Vehicle Brand	2026	2025	2026	2025
Luxury:
BMW	22%	23%	22%	23%
Mercedes	12%	13%	12%	14%
Land Rover	9%	5%	10%	5%
Lexus	6%	6%	6%	6%
Audi	4%	5%	4%	5%
Porsche	4%	4%	4%	4%
Cadillac	4%	4%	3%	3%
Other Luxury (1)	1%	1%	1%	2%
Total Luxury	62%	61%	62%	62%
Mid-line Import:
Honda	11%	12%	11%	12%
Toyota	10%	9%	9%	9%
Volkswagen	1%	1%	1%	1%
Other Mid-line Imports (2)	1%	2%	2%	2%
Total Mid-line Import	23%	24%	23%	24%
Domestic:
General Motors (3)	7%	7%	7%	6%
Ford	5%	3%	5%	3%
Chrysler	3%	5%	3%	5%
Total Domestic	15%	15%	15%	14%
Total	100%	100%	100%	100%
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
U.S. retail new vehicle SAAR, fleet new vehicle seasonally adjusted annual rate of unit sales volume (the “fleet new vehicle SAAR”) and total new vehicle SAAR were as follows:

	Three Months Ended June 30,		Better / (Worse)	Six Months Ended June 30,		Better / (Worse)
	2026	2025	% Change	2026	2025	% Change
	(In millions of vehicles)
U.S. Retail new vehicle SAAR (1)	13.6	13.4	1%	13.2	13.7	(4)%
U.S. Fleet new vehicle SAAR	2.7	2.6	4%	2.7	2.6	4%
U.S. Total new vehicle SAAR (1)	16.3	16.0	2%	15.9	16.3	(2)%
(1)Source: PIN from J.D. Power

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported new vehicle results (combined retail and fleet data) were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,769.3	$1,666.1	$103.2	6%
Fleet new vehicle revenue	24.8	29.4	(4.6)	(16)%
Total new vehicle revenue	$1,794.1	$1,695.5	$98.6	6%

Retail new vehicle gross profit	$91.4	$99.2	$(7.8)	(8)%
Fleet new vehicle gross profit	0.5	0.5	—	—%
Total new vehicle gross profit	$91.9	$99.7	$(7.8)	(8)%

Retail new vehicle unit sales	30,178	29,478	700	2%
Fleet new vehicle unit sales	452	571	(119)	(21)%
Total new vehicle unit sales	30,630	30,049	581	2%

Revenue per new retail unit	$58,629	$56,519	$2,110	4%
Revenue per new fleet unit	$54,870	$51,607	$3,263	6%
Total revenue per new unit	$58,574	$56,425	$2,149	4%

Gross profit per new retail unit	$3,029	$3,365	$(336)	(10)%
Gross profit per new fleet unit	$962	$918	$44	5%
Total gross profit per new unit	$2,999	$3,318	$(319)	(10)%

Retail gross profit as a % of revenue	5.2%	6.0%	(80)	bps
Fleet gross profit as a % of revenue	1.8%	1.8%	—	bps
Total new vehicle gross profit as a % of revenue	5.1%	5.9%	(80)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$3,376.8	$3,322.4	$54.4	2%
Fleet new vehicle revenue	45.4	51.5	(6.1)	(12)%
Total new vehicle revenue	$3,422.2	$3,373.9	$48.3	1%

Retail new vehicle gross profit	$175.9	$188.6	$(12.7)	(7)%
Fleet new vehicle gross profit	0.8	1.1	(0.3)	(27)%
Total new vehicle gross profit	$176.7	$189.7	$(13.0)	(7)%

Retail new vehicle unit sales	57,132	58,553	(1,421)	(2)%
Fleet new vehicle unit sales	789	954	(165)	(17)%
Total new vehicle unit sales	57,921	59,507	(1,586)	(3)%

Revenue per new retail unit	$59,105	$56,741	$2,364	4%
Revenue per new fleet unit	$57,637	$53,980	$3,657	7%
Total revenue per new unit	$59,085	$56,697	$2,388	4%

Gross profit per new retail unit	$3,078	$3,221	$(143)	(4)%
Gross profit per new fleet unit	$1,091	$1,129	$(38)	(3)%
Total gross profit per new unit	$3,051	$3,187	$(136)	(4)%

Retail gross profit as a % of revenue	5.2%	5.7%	(50)	bps
Fleet gross profit as a % of revenue	1.9%	2.1%	(20)	bps
Total new vehicle gross profit as a % of revenue	5.2%	5.6%	(40)	bps

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,329.7	$1,180.7	$149.0	13%
Gross profit	$46.6	$48.1	$(1.5)	(3)%
Unit sales	47,362	42,512	4,850	11%
Revenue per unit	$28,075	$27,773	$302	1%
Gross profit per unit	$983	$1,131	$(148)	(13)%
Gross profit as a % of revenue	3.5%	4.1%	(60)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$2,599.3	$2,405.7	$193.6	8%
Gross profit	$95.0	$94.4	$0.6	1%
Unit sales	93,855	87,329	6,526	7%
Revenue per unit	$27,695	$27,547	$148	1%
Gross profit per unit	$1,012	$1,081	$(69)	(6)%
Gross profit as a % of revenue	3.7%	3.9%	(20)	bps
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$70.5	$83.3	$(12.8)	(15)%
Gross profit (loss)	$(3.2)	$(1.6)	$(1.6)	(100)%
Unit sales	8,539	9,368	(829)	(9)%
Revenue per unit	$8,251	$8,900	$(649)	(7)%
Gross profit (loss) per unit	$(373)	$(165)	$(208)	(126)%
Gross profit (loss) as a % of revenue	(4.5)%	(1.9)%	(260)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$142.1	$166.1	$(24.0)	(14)%
Gross profit (loss)	$(4.8)	$(2.7)	$(2.1)	(78)%
Unit sales	16,428	18,773	(2,345)	(12)%
Revenue per unit	$8,652	$8,850	$(198)	(2)%
Gross profit (loss) per unit	$(293)	$(146)	$(147)	(101)%
Gross profit (loss) as a % of revenue	(3.4)%	(1.7)%	(170)	bps

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our consolidated reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$243.7	$229.5	$14.2	6%
Warranty	93.0	84.6	8.4	10%
Wholesale parts	50.1	45.4	4.7	10%
Internal, sublet and other	143.4	136.1	7.3	5%
Total revenue	$530.2	$495.6	$34.6	7%

Gross profit
Customer pay	$135.2	$128.6	$6.6	5%
Warranty	59.2	53.2	6.0	11%
Wholesale parts	8.7	7.9	0.8	10%
Internal, sublet and other	68.3	64.2	4.1	6%
Total gross profit	$271.4	$253.9	$17.5	7%

Gross profit as a % of revenue
Customer pay	55.5%	56.1%	(60)	bps
Warranty	63.6%	63.0%	60	bps
Wholesale parts	17.4%	17.4%	—	bps
Internal, sublet and other	47.6%	47.2%	40	bps
Total gross profit as a % of revenue	51.2%	51.2%	—	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$479.6	$444.8	$34.8	8%
Warranty	190.9	170.9	20.0	12%
Wholesale parts	101.0	92.1	8.9	10%
Internal, sublet and other	275.4	262.2	13.2	5%
Total revenue	$1,046.9	$970.0	$76.9	8%

Gross profit
Customer pay	$267.1	$249.3	$17.8	7%
Warranty	121.3	107.3	14.0	13%
Wholesale parts	17.4	16.0	1.4	9%
Internal, sublet and other	130.2	121.9	8.3	7%
Total gross profit	$536.0	$494.5	$41.5	8%

Gross profit as a % of revenue
Customer pay	55.7%	56.0%	(30)	bps
Warranty	63.5%	62.8%	70	bps
Wholesale parts	17.2%	17.4%	(20)	bps
Internal, sublet and other	47.3%	46.5%	80	bps
Total gross profit as a % of revenue	51.2%	51.0%	20	bps

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
Our consolidated reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$209.5	$202.1	$7.4	4%
Total combined retail new and used vehicle unit sales	77,540	71,990	5,550	8%
Gross profit per retail unit (excludes fleet)	$2,702	$2,807	$(105)	(4)%

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In thousands, except per unit data)
Reported F&I:
Revenue	$412.0	$392.8	$19.2	5%
Total combined retail new and used vehicle unit sales	150,987	145,882	5,105	3%
Gross profit per retail unit (excludes fleet)	$2,728	$2,693	$35	1%

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$1,633.2	$1,620.4	$12.8	1%
Acquisitions, open points, dispositions and holding company	98.2	18.7	79.5	NM
Total as reported	$1,731.4	$1,639.1	$92.3	6%

Fleet new vehicle revenue:
Same store	$23.8	$29.5	$(5.7)	(19)%
Acquisitions, open points, dispositions and holding company	1.0	—	1.0	NM
Total as reported	$24.8	$29.5	$(4.7)	(16)%

Total new vehicle revenue:
Same store	$1,657.0	$1,649.9	$7.1	—%
Acquisitions, open points, dispositions and holding company	99.2	18.7	80.5	NM
Total as reported	$1,756.2	$1,668.6	$87.6	5%

Retail new vehicle gross profit:
Same store	$79.0	$94.7	$(15.7)	(17)%
Acquisitions, open points, dispositions and holding company	6.9	0.5	6.4	NM
Total as reported	$85.9	$95.2	$(9.3)	(10)%

Fleet new vehicle gross profit:
Same store	$0.4	$0.5	$(0.1)	(20)%
Acquisitions, open points, dispositions and holding company	—	0.1	(0.1)	NM
Total as reported	$0.4	$0.6	$(0.2)	(33)%

Total new vehicle gross profit:
Same store	$79.5	$95.3	$(15.8)	(17)%
Acquisitions, open points, dispositions and holding company	6.8	0.5	6.3	NM
Total as reported	$86.3	$95.8	$(9.5)	(10)%

Retail new vehicle unit sales:
Same store	27,515	27,613	(98)	—%
Acquisitions, open points, dispositions and holding company	888	471	417	NM
Total as reported	28,403	28,084	319	1%

Fleet new vehicle unit sales:
Same store	443	571	(128)	(22)%
Acquisitions, open points, dispositions and holding company	9	—	9	NM
Total as reported	452	571	(119)	(21)%

Total new vehicle unit sales:
Same store	27,958	28,184	(226)	(1)%
Acquisitions, open points, dispositions and holding company	897	471	426	NM
Total as reported	28,855	28,655	200	1%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail new vehicle revenue:
Same store	$3,118.7	$3,237.4	$(118.7)	(4)%
Acquisitions, open points, dispositions and holding company	197.9	38.7	159.2	NM
Total as reported	$3,316.6	$3,276.1	$40.5	1%

Fleet new vehicle revenue:
Same store	$42.5	$51.5	$(9.0)	(17)%
Acquisitions, open points, dispositions and holding company	2.9	—	2.9	NM
Total as reported	$45.4	$51.5	$(6.1)	(12)%

Total new vehicle revenue:
Same store	$3,161.2	$3,288.9	$(127.7)	(4)%
Acquisitions, open points, dispositions and holding company	200.8	38.7	162.1	NM
Total as reported	$3,362.0	$3,327.6	$34.4	1%

Retail new vehicle gross profit:
Same store	$153.3	$181.3	$(28.0)	(15)%
Acquisitions, open points, dispositions and holding company	13.8	0.7	13.1	NM
Total as reported	$167.1	$182.0	$(14.9)	(8)%

Fleet new vehicle gross profit:
Same store	$1.0	$1.1	$(0.1)	(9)%
Acquisitions, open points, dispositions and holding company	(0.1)	—	(0.1)	NM
Total as reported	$0.9	$1.1	$(0.2)	(18)%

Total new vehicle gross profit:
Same store	$154.2	$182.4	$(28.2)	(15)%
Acquisitions, open points, dispositions and holding company	13.8	0.7	13.1	NM
Total as reported	$168.0	$183.1	$(15.1)	(8)%

Retail new vehicle unit sales:
Same store	52,240	55,211	(2,971)	(5)%
Acquisitions, open points, dispositions and holding company	1,993	955	1,038	NM
Total as reported	54,233	56,166	(1,933)	(3)%

Fleet new vehicle unit sales:
Same store	760	954	(194)	(20)%
Acquisitions, open points, dispositions and holding company	29	—	29	NM
Total as reported	789	954	(165)	(17)%

Total new vehicle unit sales:
Same store	53,000	56,165	(3,165)	(6)%
Acquisitions, open points, dispositions and holding company	2,022	955	1,067	NM
Total as reported	55,022	57,120	(2,098)	(4)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$1,731.4	$1,639.1	$92.3	6%
Fleet new vehicle revenue	24.8	29.5	(4.7)	(16)%
Total new vehicle revenue	$1,756.2	$1,668.6	$87.6	5%

Retail new vehicle gross profit	$85.9	$95.2	$(9.3)	(10)%
Fleet new vehicle gross profit	0.4	0.6	(0.2)	(33)%
Total new vehicle gross profit	$86.3	$95.8	$(9.5)	(10)%

Retail new vehicle unit sales	28,403	28,084	319	1%
Fleet new vehicle unit sales	452	571	(119)	(21)%
Total new vehicle unit sales	28,855	28,655	200	1%

Revenue per new retail unit	$60,958	$58,366	$2,592	4%
Revenue per new fleet unit	$54,870	$51,607	$3,263	6%
Total revenue per new unit	$60,863	$58,231	$2,632	5%

Gross profit per new retail unit	$3,024	$3,391	$(367)	(11)%
Gross profit per new fleet unit	$962	$918	$44	5%
Total gross profit per new unit	$2,992	$3,342	$(350)	(10)%

Retail gross profit as a % of revenue	5.0%	5.8%	(80)	bps
Fleet gross profit as a % of revenue	1.8%	1.8%	—	bps
Total new vehicle gross profit as a % of revenue	4.9%	5.7%	(80)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported new vehicle:
Retail new vehicle revenue	$3,316.6	$3,276.1	$40.5	1%
Fleet new vehicle revenue	45.4	51.5	(6.1)	(12)%
Total new vehicle revenue	$3,362.0	$3,327.6	$34.4	1%

Retail new vehicle gross profit	$167.1	$182.0	$(14.9)	(8)%
Fleet new vehicle gross profit	0.9	1.1	(0.2)	(18)%
Total new vehicle gross profit	$168.0	$183.1	$(15.1)	(8)%

Retail new vehicle unit sales	54,233	56,166	(1,933)	(3)%
Fleet new vehicle unit sales	789	954	(165)	(17)%
Total new vehicle unit sales	55,022	57,120	(2,098)	(4)%

Revenue per new retail unit	$61,154	$58,329	$2,825	5%
Revenue per new fleet unit	$57,637	$53,980	$3,657	7%
Total revenue per new unit	$61,104	$58,256	$2,848	5%

Gross profit per new retail unit	$3,081	$3,240	$(159)	(5)%
Gross profit per new fleet unit	$1,091	$1,129	$(38)	(3)%
Total gross profit per new unit	$3,053	$3,205	$(152)	(5)%

Retail gross profit as a % of revenue	5.0%	5.6%	(60)	bps
Fleet gross profit as a % of revenue	1.9%	2.1%	(20)	bps
Total new vehicle gross profit as a % of revenue	5.0%	5.5%	(50)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$1,633.2	$1,620.4	$12.8	1%
Fleet new vehicle revenue	23.8	29.5	(5.7)	(19)%
Total new vehicle revenue	$1,657.0	$1,649.9	$7.1	—%

Retail new vehicle gross profit	$79.0	$94.7	$(15.7)	(17)%
Fleet new vehicle gross profit	0.4	0.5	(0.1)	(20)%
Total new vehicle gross profit	$79.5	$95.3	$(15.8)	(17)%

Retail new vehicle unit sales	27,515	27,613	(98)	—%
Fleet new vehicle unit sales	443	571	(128)	(22)%
Total new vehicle unit sales	27,958	28,184	(226)	(1)%

Revenue per new retail unit	$59,356	$58,682	$674	1%
Revenue per new fleet unit	$53,682	$51,607	$2,075	4%
Total revenue per new unit	$59,266	$58,539	$727	1%

Gross profit per new retail unit	$2,872	$3,431	$(559)	(16)%
Gross profit per new fleet unit	$975	$918	$57	6%
Total gross profit per new unit	$2,842	$3,380	$(538)	(16)%

Retail gross profit as a % of revenue	4.8%	5.8%	(100)	bps
Fleet gross profit as a % of revenue	1.8%	1.8%	—	bps
Total new vehicle gross profit as a % of revenue	4.8%	5.8%	(100)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store new vehicle:
Retail new vehicle revenue	$3,118.7	$3,237.4	$(118.7)	(4)%
Fleet new vehicle revenue	42.5	51.5	(9.0)	(17)%
Total new vehicle revenue	$3,161.2	$3,288.9	$(127.7)	(4)%

Retail new vehicle gross profit	$153.3	$181.3	$(28.0)	(15)%
Fleet new vehicle gross profit	1.0	1.1	(0.1)	(9)%
Total new vehicle gross profit	$154.2	$182.4	$(28.2)	(15)%

Retail new vehicle unit sales	52,240	55,211	(2,971)	(5)%
Fleet new vehicle unit sales	760	954	(194)	(20)%
Total new vehicle unit sales	53,000	56,165	(3,165)	(6)%

Revenue per new retail unit	$59,699	$58,637	$1,062	2%
Revenue per new fleet unit	$55,968	$53,980	$1,988	4%
Total revenue per new unit	$59,646	$58,557	$1,089	2%

Gross profit per new retail unit	$2,934	$3,283	$(349)	(11)%
Gross profit per new fleet unit	$1,284	$1,129	$155	14%
Total gross profit per new unit	$2,910	$3,247	$(337)	(10)%

Retail gross profit as a % of revenue	4.9%	5.6%	(70)	bps
Fleet gross profit as a % of revenue	2.3%	2.1%	20	bps
Total new vehicle gross profit as a % of revenue	4.9%	5.5%	(60)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Retail New Vehicles – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Retail new vehicle revenue increased $12.8 million, or 1%, due to a 1% increase in retail new vehicle average selling price. Retail new vehicle gross profit decreased $15.7 million, or 17%, due to a 16% decrease in retail new vehicle gross profit per unit and lower retail new vehicle sales volume. Retail new vehicle gross profit per unit decreased $559 per unit to $2,872 per unit, due primarily to increased price competition resulting from higher inventory availability and higher inventory invoice costs.
Same Store Franchised Dealerships Segment Retail New Vehicles – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Retail new vehicle revenue decreased $118.7 million, or 4%, due primarily to a 5% decrease in retail new vehicle unit sales volume, offset partially by a 2% increase in retail new vehicle average selling prices. Retail new vehicle gross profit decreased $28.0 million, or 15%, due primarily to an 11% decrease in retail new vehicle gross profit per unit and the decrease in retail new vehicle unit sales volume. Retail new vehicle gross profit per unit decreased $349 per unit to $2,934 per unit, due primarily to increased price competition resulting from higher inventory availability and higher inventory invoice costs.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Franchised Dealerships Segment

The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$795.6	$732.7	$62.9	9%
Acquisitions, open points, dispositions and holding company	18.7	12.2	6.5	NM
Total as reported	$814.3	$744.9	$69.4	9%

Retail used vehicle gross profit:
Same store	$36.4	$39.4	$(3.0)	(8)%
Acquisitions, open points, dispositions and holding company	0.6	0.1	0.5	NM
Total as reported	$37.0	$39.5	$(2.5)	(6)%

Retail used vehicle unit sales:
Same store	25,990	24,397	1,593	7%
Acquisitions, open points, dispositions and holding company	454	556	(102)	NM
Total as reported	26,444	24,953	1,491	6%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$1,541.8	$1,465.2	$76.6	5%
Acquisitions, open points, dispositions and holding company	41.1	25.4	15.7	NM
Total as reported	$1,582.9	$1,490.6	$92.3	6%

Retail used vehicle gross profit:
Same store	$75.7	$78.9	$(3.2)	(4)%
Acquisitions, open points, dispositions and holding company	1.8	0.5	1.3	NM
Total as reported	$77.5	$79.4	$(1.9)	(2)%

Retail used vehicle unit sales:
Same store	51,626	49,229	2,397	5%
Acquisitions, open points, dispositions and holding company	1,153	1,165	(12)	NM
Total as reported	52,779	50,394	2,385	5%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$814.3	$744.9	$69.4	9%
Gross profit	$37.0	$39.5	$(2.5)	(6)%
Unit sales	26,444	24,953	1,491	6%
Revenue per unit	$30,792	$29,854	$938	3%
Gross profit per unit	$1,399	$1,583	$(184)	(12)%
Gross profit as a % of revenue	4.5%	5.3%	(80)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$1,582.9	$1,490.6	$92.3	6%
Gross profit	$77.5	$79.4	$(1.9)	(2)%
Unit sales	52,779	50,394	2,385	5%
Revenue per unit	$29,992	$29,578	$414	1%
Gross profit per unit	$1,469	$1,575	$(106)	(7)%
Gross profit as a % of revenue	4.9%	5.3%	(40)	bps
Our Franchised Dealerships Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$795.6	$732.7	$62.9	9%
Gross profit	$36.4	$39.4	$(3.0)	(8)%
Unit sales	25,990	24,397	1,593	7%
Revenue per unit	$30,611	$30,033	$578	2%
Gross profit per unit	$1,401	$1,615	$(214)	(13)%
Gross profit as a % of revenue	4.6%	5.4%	(80)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$1,541.8	$1,465.2	$76.6	5%
Gross profit	$75.7	$78.9	$(3.2)	(4)%
Unit sales	51,626	49,229	2,397	5%
Revenue per unit	$29,864	$29,763	$101	—%
Gross profit per unit	$1,467	$1,603	$(136)	(8)%
Gross profit as a % of revenue	4.9%	5.4%	(50)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Retail Used Vehicles – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Retail used vehicle revenue increased $62.9 million, or 9%, driven primarily by a 7% increase in retail used vehicle unit sales volume and an increase in revenue per unit of 2%. Retail used vehicle gross profit decreased $3.0 million, or 8%, driven primarily by a 13% decrease in retail used vehicle gross profit per unit, partially offset by a 7% increase in retail used vehicle unit sales volume.
Same Store Franchised Dealerships Segment Retail Used Vehicles – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Retail used vehicle revenue increased $76.6 million, or 5%, driven primarily by a 5% increase in retail used vehicle unit sales volume and higher retail used vehicle revenue per unit. Retail used vehicle gross profit decreased $3.2 million, or 4%, driven primarily by a $136 per unit, or 8%, decrease in retail used vehicle gross profit per unit, partially offset by a 5% increase in retail used vehicle unit sales volume.
Wholesale Vehicles – Franchised Dealerships Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$42.0	$56.7	$(14.7)	(26)%
Acquisitions, open points, dispositions and holding company	1.7	1.1	0.6	NM
Total as reported	$43.7	$57.8	$(14.1)	(24)%

Total wholesale vehicle gross profit (loss):
Same store	$(2.8)	$(0.8)	$(2.0)	(250)%
Acquisitions, open points, dispositions and holding company	(0.1)	(0.1)	—	NM
Total as reported	$(2.9)	$(0.9)	$(2.0)	(222)%

Total wholesale vehicle unit sales:
Same store	4,904	6,056	(1,152)	(19)%
Acquisitions, open points, dispositions and holding company	97	157	(60)	NM
Total as reported	5,001	6,213	(1,212)	(20)%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$83.3	$110.4	$(27.1)	(25)%
Acquisitions, open points, dispositions and holding company	4.5	1.8	2.7	NM
Total as reported	$87.8	$112.2	$(24.4)	(22)%

Total wholesale vehicle gross profit (loss):
Same store	$(4.5)	$(1.5)	$(3.0)	(200)%
Acquisitions, open points, dispositions and holding company	(0.2)	(0.4)	0.2	NM
Total as reported	$(4.7)	$(1.9)	$(2.8)	(147)%

Total wholesale vehicle unit sales:
Same store	9,423	12,024	(2,601)	(22)%
Acquisitions, open points, dispositions and holding company	291	384	(93)	NM
Total as reported	9,714	12,408	(2,694)	(22)%
NM = Not Meaningful
Our Franchised Dealerships Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$43.7	$57.8	$(14.1)	(24)%
Gross profit (loss)	$(2.9)	$(0.9)	$(2.0)	(222)%
Unit sales	5,001	6,213	(1,212)	(20)%
Revenue per unit	$8,741	$9,287	$(546)	(6)%
Gross profit (loss) per unit	$(583)	$(140)	$(443)	(316)%
Gross profit (loss) as a % of revenue	(6.7)%	(1.5)%	(520)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$87.8	$112.2	$(24.4)	(22)%
Gross profit (loss)	$(4.7)	$(1.9)	$(2.8)	(147)%
Unit sales	9,714	12,408	(2,694)	(22)%
Revenue per unit	$9,029	$9,054	$(25)	—%
Gross profit (loss) per unit	$(488)	$(145)	$(343)	(237)%
Gross profit (loss) as a % of revenue	(5.4)%	(1.6)%	(380)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$42.0	$56.7	$(14.7)	(26)%
Gross profit (loss)	$(2.8)	$(0.8)	$(2.0)	(250)%
Unit sales	4,904	6,056	(1,152)	(19)%
Revenue per unit	$8,563	$9,371	$(808)	(9)%
Gross profit (loss) per unit	$(569)	$(113)	$(456)	(404)%
Gross profit (loss) as a % of revenue	(6.6)%	(1.2)%	(540)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$83.3	$110.4	$(27.1)	(25)%
Gross profit (loss)	$(4.5)	$(1.5)	$(3.0)	(200)%
Unit sales	9,423	12,024	(2,601)	(22)%
Revenue per unit	$8,847	$9,173	$(326)	(4)%
Gross profit (loss) per unit	$(479)	$(127)	$(352)	(277)%
Gross profit (loss) as a % of revenue	(5.4)%	(1.4)%	(400)	bps

Same Store Franchised Dealerships Segment Wholesale Vehicles – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Wholesale vehicle revenue decreased approximately $14.7 million, or 26%, driven primarily by a 19% decrease in wholesale vehicle unit sales volume and a 9% decrease in revenue per unit. Wholesale vehicle gross loss worsened by approximately $2.0 million, driven primarily by a $456 worsening of wholesale vehicle gross loss per unit.
Same Store Franchised Dealerships Segment Wholesale Vehicles – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Wholesale vehicle revenue decreased approximately $27.1 million, or 25%, driven primarily by a 22% decrease in wholesale vehicle unit sales volume and a 4% decrease in revenue per unit. Wholesale vehicle gross loss worsened by approximately $3.0 million, driven primarily by a $352 worsening of wholesale vehicle gross loss per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$492.6	$479.5	$13.1	3%
Acquisitions, open points, dispositions and holding company	22.9	5.4	17.5	NM
Total as reported	$515.5	$484.9	$30.6	6%

Total Fixed Operations gross profit:
Same store	$251.5	$246.0	$5.5	2%
Acquisitions, open points, dispositions and holding company	12.3	2.9	9.4	NM
Total as reported	$263.8	$248.9	$14.9	6%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$976.2	$941.7	$34.5	4%
Acquisitions, open points, dispositions and holding company	48.6	10.7	37.9	NM
Total as reported	$1,024.8	$952.4	$72.4	8%

Total Fixed Operations gross profit:
Same store	$498.6	$480.5	$18.1	4%
Acquisitions, open points, dispositions and holding company	26.3	5.6	20.7	NM
Total as reported	$524.9	$486.1	$38.8	8%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment reported Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$240.7	$227.3	$13.4	6%
Warranty	91.3	83.1	8.2	10%
Wholesale parts	49.9	45.2	4.7	10%
Internal, sublet and other	133.6	129.3	4.3	3%
Total revenue	$515.5	$484.9	$30.6	6%

Gross profit
Customer pay	$133.6	$127.9	$5.7	4%
Warranty	58.0	52.2	5.8	11%
Wholesale parts	8.7	7.9	0.8	10%
Internal, sublet and other	63.5	60.9	2.6	4%
Total gross profit	$263.8	$248.9	$14.9	6%

Gross profit as a % of revenue
Customer pay	55.5%	56.3%	(80)	bps
Warranty	63.5%	62.9%	60	bps
Wholesale parts	17.3%	17.4%	(10)	bps
Internal, sublet and other	47.5%	47.1%	40	bps
Total gross profit as a % of revenue	51.2%	51.3%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$475.0	$441.0	$34.0	8%
Warranty	188.0	168.3	19.7	12%
Wholesale parts	100.6	91.9	8.7	9%
Internal, sublet and other	261.2	251.2	10.0	4%
Total revenue	$1,024.8	$952.4	$72.4	8%

Gross profit
Customer pay	$264.8	$247.9	$16.9	7%
Warranty	119.3	105.5	13.8	13%
Wholesale parts	17.3	15.9	1.4	9%
Internal, sublet and other	123.5	116.8	6.7	6%
Total gross profit	$524.9	$486.1	$38.8	8%

Gross profit as a % of revenue
Customer pay	55.8%	56.2%	(40)	bps
Warranty	63.5%	62.7%	80	bps
Wholesale parts	17.2%	17.3%	(10)	bps
Internal, sublet and other	47.3%	46.5%	80	bps
Total gross profit as a % of revenue	51.2%	51.0%	20	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store Fixed Operations results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$232.3	$225.1	$7.2	3%
Warranty	84.1	82.1	2.0	2%
Wholesale parts	47.3	45.0	2.3	5%
Internal, sublet and other	128.9	127.3	1.6	1%
Total revenue	$492.6	$479.5	$13.1	3%

Gross profit
Customer pay	$128.6	$126.8	$1.8	1%
Warranty	53.3	51.6	1.7	3%
Wholesale parts	8.0	7.8	0.2	3%
Internal, sublet and other	61.6	59.8	1.8	3%
Total gross profit	$251.5	$246.0	$5.5	2%

Gross profit as a % of revenue
Customer pay	55.4%	56.3%	(90)	bps
Warranty	63.3%	62.8%	50	bps
Wholesale parts	16.9%	17.4%	(50)	bps
Internal, sublet and other	47.8%	47.0%	80	bps
Total gross profit as a % of revenue	51.0%	51.3%	(30)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$456.5	$437.0	$19.5	4%
Warranty	173.1	166.2	6.9	4%
Wholesale parts	95.4	91.5	3.9	4%
Internal, sublet and other	251.2	247.0	4.2	2%
Total revenue	$976.2	$941.7	$34.5	4%

Gross profit
Customer pay	$253.7	$245.9	$7.8	3%
Warranty	109.6	104.3	5.3	5%
Wholesale parts	16.0	15.9	0.1	1%
Internal, sublet and other	119.3	114.4	4.9	4%
Total gross profit	$498.6	$480.5	$18.1	4%

Gross profit as a % of revenue
Customer pay	55.6%	56.3%	(70)	bps
Warranty	63.3%	62.8%	50	bps
Wholesale parts	16.8%	17.4%	(60)	bps
Internal, sublet and other	47.5%	46.3%	120	bps
Total gross profit as a % of revenue	51.1%	51.0%	10	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Franchised Dealerships Segment Fixed Operations – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Fixed Operations revenue increased approximately $13.1 million, or 3%, and Fixed Operations gross profit increased approximately $5.5 million, or 2%. Customer pay revenue increased approximately $7.2 million, or 3%, and customer pay gross profit increased approximately $1.8 million, or 1%. Warranty revenue increased approximately $2.0 million, or 2%, and warranty gross profit increased approximately $1.7 million, or 3%. Wholesale parts revenue increased approximately $2.3 million, or 5%, and wholesale parts gross profit increased approximately $0.2 million, or 3%. Internal, sublet and other revenue increased approximately $1.6 million, or 1%, and internal, sublet and other gross profit increased approximately $1.8 million, or 3%. Our Fixed Operations business has benefited from a higher level of vehicle recalls and warranty repairs, as well as additional technician headcount that has driven an increase in customer pay service capacity.
Same Store Franchised Dealerships Segment Fixed Operations – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Fixed Operations revenue increased approximately $34.5 million, or 4%, and Fixed Operations gross profit increased approximately $18.1 million, or 4%. Customer pay revenue increased approximately $19.5 million, or 4%, and customer pay gross profit increased approximately $7.8 million, or 3%. Warranty revenue increased approximately $6.9 million, or 4%, and warranty gross profit increased approximately $5.3 million, or 5%. Wholesale parts revenue increased approximately $3.9 million, or 4%, and wholesale parts gross profit increased approximately $0.1 million, or 1%. Internal, sublet and other revenue increased approximately $4.2 million, or 2%, and internal, sublet and other gross profit increased approximately $4.9 million, or 4%. Our Fixed Operations business has benefited from a higher level of vehicle recalls and warranty repairs, as well as additional technician headcount that has driven an increase in customer pay service capacity.
F&I – Franchised Dealerships Segment
The following tables provide a reconciliation of Franchised Dealerships Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$140.1	$141.8	$(1.7)	(1)%
Acquisitions, open points, dispositions and holding company	7.8	2.5	5.3	NM
Total as reported	$147.9	$144.3	$3.6	2%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,619	$2,727	$(108)	(4)%
Reported	$2,697	$2,721	$(24)	(1)%

Total combined retail new and used vehicle unit sales:
Same store	53,505	52,010	1,495	3%
Acquisitions, open points, dispositions and holding company	1,342	1,027	315	NM
Total as reported	54,847	53,037	1,810	3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$270.8	$270.1	$0.7	—%
Acquisitions, open points, dispositions and holding company	16.4	4.8	11.6	NM
Total as reported	$287.2	$274.9	$12.3	4%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$2,607	$2,587	$20	1%
Reported	$2,684	$2,580	$104	4%

Total combined retail new and used vehicle unit sales:
Same store	103,866	104,440	(574)	(1)%
Acquisitions, open points, dispositions and holding company	3,146	2,120	1,026	NM
Total as reported	107,012	106,560	452	—%
NM = Not Meaningful

Our Franchised Dealerships Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$147.9	$144.3	$3.6	2%
Total combined retail new and used vehicle unit sales	54,847	53,037	1,810	3%
Gross profit per retail unit (excludes fleet)	$2,697	$2,721	$(24)	(1)%

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$287.2	$274.9	$12.3	4%
Total combined retail new and used vehicle unit sales	107,012	106,560	452	—%
Gross profit per retail unit (excludes fleet)	$2,684	$2,580	$104	4%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Franchised Dealerships Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$140.1	$141.8	$(1.7)	(1)%
Total combined retail new and used vehicle unit sales	53,505	52,010	1,495	3%
Gross profit per retail unit (excludes fleet)	$2,619	$2,727	$(108)	(4)%

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$270.8	$270.1	$0.7	—%
Total combined retail new and used vehicle unit sales	103,866	104,440	(574)	-1%
Gross profit per retail unit (excludes fleet)	$2,607	$2,587	$20	1%
Same Store Franchised Dealerships Segment F&I – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
F&I revenue decreased $1.7 million, or 1%, primarily due to a 4% decrease in F&I gross profit per retail unit, partially offset by a 3% increase in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit decreased $108 per unit, to $2,619 per unit, primarily due to lower penetration rates for other aftermarket product contracts, which was partially offset by a higher penetration rate for finance contracts, higher gross profit per service contract, and changes to our F&I product cost structure.
Finance contract revenue for combined retail new and used vehicles increased 5%, due primarily to a 5% increase in finance contract volume and a 130 basis point increase in finance contract penetration rate. Service contract revenue for combined retail new and used vehicles increased 8%, due primarily to a 7% increase in gross profit per service contract and a 1% increase in service contract volume, partially offset by an 80 basis point decrease in service contract penetration rate. Aftermarket product revenue for combined retail new and used vehicles decreased 10%, due primarily to a 2,730 basis point decrease in aftermarket product penetration rate, partially offset by a 6% increase in gross profit per aftermarket product contract.
Same Store Franchised Dealerships Segment F&I – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
F&I revenue increased $0.7 million, due primarily to a 1% increase in F&I gross profit per retail unit and partially offset by a 1% decrease in total combined retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $20 per unit, or 1%, to $2,607 per unit, due primarily to higher gross profit per finance, service and other aftermarket contracts, increases in finance contract and service contract penetration rates, and changes to our F&I product cost structure.
Finance contract revenue for combined retail new and used vehicles increased 3%, due primarily to a 210 basis point increase in finance contract penetration rate and a 1% increase in gross profit per finance contract. Service contract revenue for combined retail new and used vehicles increased 5%, due primarily to a 5% increase in gross profit per service contract and a 40 basis point increase in service contract penetration rate. Aftermarket product revenue for combined retail new and used vehicles decreased 8%, due primarily to a 1,660 basis point decrease in the aftermarket product penetration rate and an 11% decrease in total aftermarket product contracts, partially offset by a 4% increase in gross profit per other aftermarket product contract.

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
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$499.0	$427.5	$71.5	17%
New markets/closed markets	—	(0.1)	0.1	NM
Total as reported	$499.0	$427.4	$71.6	17%

Total retail used vehicle gross profit (loss):
Same market	$6.4	$7.0	$(0.6)	(9)%
New markets/closed markets	—	(0.1)	0.1	NM
Total as reported	$6.4	$6.9	$(0.5)	(7)%

Total retail used vehicle unit sales:
Same market	19,601	16,742	2,859	17%
New markets/closed markets	—	—	—	NM
Total as reported	19,601	16,742	2,859	17%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total retail used vehicle revenue:
Same market	$990.8	$901.2	$89.6	10%
New markets/closed markets	—	(0.1)	0.1	NM
Total as reported	$990.8	$901.1	$89.7	10%

Total retail used vehicle gross profit (loss):
Same market	$12.8	$12.4	$0.4	3%
Closed stores	(0.1)	(0.1)	—	NM
Total as reported	$12.7	$12.3	$0.4	3%

Total retail used vehicle unit sales:
Same market	38,927	35,540	3,387	10%
New markets/closed markets	—	—	—	NM
Total as reported	38,927	35,540	3,387	10%
NM = Not Meaningful

The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$58.3	$56.1	$2.2	4%
New markets/closed markets	(0.2)	(0.3)	0.1	NM
Total as reported	$58.1	$55.8	$2.3	4%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total F&I revenue:
Same market	$119.9	$115.2	$4.7	4%
New markets/closed markets	(0.4)	(0.7)	0.3	NM
Total as reported	$119.5	$114.5	$5.0	4%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our EchoPark Segment reported retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$499.0	$427.4	$71.6	17%
Retail used vehicle gross profit (loss)	$6.4	$6.9	$(0.5)	(7)%
Retail used vehicle unit sales	19,601	16,742	2,859	17%
Retail used vehicle revenue per unit	$25,458	$25,530	$(72)	—%
F&I revenue	$58.1	$55.8	$2.3	4%
Combined retail used vehicle gross profit and F&I revenue	$64.5	$62.7	$1.8	3%
Combined retail used vehicle and F&I gross profit per unit	$3,292	$3,747	$(455)	(12)%

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle and F&I:
Retail used vehicle revenue	$990.8	$901.1	$89.7	10%
Retail used vehicle gross profit (loss)	$12.7	$12.3	$0.4	3%
Retail used vehicle unit sales	38,927	35,540	3,387	10%
Retail used vehicle revenue per unit	$25,451	$25,355	$96	—%
F&I revenue	$119.5	$114.5	$5.0	4%
Combined retail used vehicle gross profit and F&I revenue	$132.2	$126.8	$5.4	4%
Combined retail used vehicle and F&I gross profit per unit	$3,396	$3,569	$(173)	(5)%
Our EchoPark Segment same market retail used vehicle and F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$499.0	$427.5	$71.5	17%
Retail used vehicle gross profit (loss)	$6.4	$7.0	$(0.6)	(9)%
Retail used vehicle unit sales	19,601	16,742	2,859	17%
Retail used vehicle revenue per unit	$25,458	$25,532	$(74)	—%
F&I revenue	$58.3	$56.1	$2.2	4%
Combined retail used vehicle gross profit and F&I revenue	$64.7	$63.1	$1.6	3%
Combined retail used vehicle and F&I gross profit per unit	$3,303	$3,769	$(466)	(12)%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same market retail used vehicle and F&I:
Retail used vehicle revenue	$990.8	$901.2	$89.6	10%
Retail used vehicle gross profit (loss)	$12.8	$12.4	$0.4	3%
Retail used vehicle unit sales	38,927	35,540	3,387	10%
Retail used vehicle revenue per unit	$25,452	$25,356	$96	—%
F&I revenue	$119.9	$115.2	$4.7	4%
Combined retail used vehicle gross profit and F&I revenue	$132.7	$127.6	$5.1	4%
Combined retail used vehicle and F&I gross profit per unit	$3,410	$3,591	$(181)	(5)%
Same Market EchoPark Segment Retail Used Vehicles and F&I – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Retail used vehicle revenue increased $71.5 million, or 17%, due primarily to a 17% increase in retail used vehicle unit sales volume, partially offset by a $74 decrease in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased $1.6 million, or 3%, due primarily to the increase in retail used vehicle unit sales volume, offset partially by a 12% decrease in combined retail used vehicle and F&I gross profit per unit. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to lower F&I penetration rates and lower retail used vehicle gross profit per unit, offset partially by changes to our F&I product cost structure, improvements in inventory acquisition costs as a result of sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.
Same Market EchoPark Segment Retail Used Vehicles and F&I – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Retail used vehicle revenue increased $89.6 million, or 10%, due primarily to a 10% increase in retail used vehicle unit sales volume, along with a $96 increase in retail used vehicle revenue per unit. Combined retail used vehicle gross profit and F&I revenue increased $5.1 million, or 4%, due primarily to the increase in retail used vehicle unit sales volume, offset partially by a 5% decrease in combined retail used vehicle and F&I gross profit per unit. The decrease in combined retail used vehicle and F&I gross profit per unit was due primarily to lower F&I penetration rates for service contracts and aftermarket product contracts and lower retail used vehicle gross profit per unit, offset partially by changes to our F&I product cost structure, improvements in inventory acquisition costs as a result of sourcing a higher percentage of inventory from non-auction sources, and expanding our inventory to include older vehicles, which typically earn a higher gross profit per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Vehicles – EchoPark Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of EchoPark Segment reported basis, same market basis, and closed store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$25.8	$25.4	$0.4	2%
Closed stores	—	—	—	NM
Total as reported	$25.8	$25.4	$0.4	2%

Total wholesale vehicle gross profit (loss):
Same market	$(0.2)	$(0.7)	$0.5	71%
Closed stores	—	0.1	(0.1)	NM
Total as reported	$(0.2)	$(0.6)	$0.4	67%

Total wholesale vehicle unit sales:
Same market	3,468	3,097	371	12%
Closed stores	—	—	—	NM
Total as reported	3,468	3,097	371	12%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same market	$53.2	$52.8	$0.4	1%
New markets/closed markets	(0.1)	—	(0.1)	NM
Total as reported	$53.1	$52.8	$0.3	1%

Total wholesale vehicle gross profit (loss):
Same market	$0.1	$(0.9)	$1.0	111%
New markets/closed markets	—	0.1	(0.1)	NM
Total as reported	$0.1	$(0.8)	$0.9	113%

Total wholesale vehicle unit sales:
Same market	6,595	6,247	348	6%
New markets/closed markets	—	—	—	NM
Total as reported	6,595	6,247	348	6%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our EchoPark Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$25.8	$25.4	$0.4	2%
Gross profit (loss)	$(0.2)	$(0.6)	$0.4	67%
Unit sales	3,468	3,097	371	12%
Revenue per unit	$7,444	$8,212	$(768)	(9)%
Gross profit (loss) per unit	$(53)	$(211)	$158	NM
Gross profit (loss) as a % of revenue	(0.7)%	(2.6)%	190	bps
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$53.1	$52.8	$0.3	1%
Gross profit (loss)	$0.1	$(0.8)	$0.9	113%
Unit sales	6,595	6,247	348	6%
Revenue per unit	$8,067	$8,447	$(380)	(4)%
Gross profit (loss) per unit	$12	$(138)	$150	109%
Gross profit (loss) as a % of revenue	0.1%	(1.6)%	170	bps

Our EchoPark Segment same market wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$25.8	$25.4	$0.4	2%
Gross profit (loss)	$(0.2)	$(0.7)	$0.5	71%
Unit sales	3,468	3,097	371	12%
Revenue per unit	$7,444	$8,212	$(768)	(9)%
Gross profit (loss) per unit	$(53)	$(211)	$158	75%
Gross profit (loss) as a % of revenue	(0.7)%	(2.6)%	190	bps

	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same market wholesale vehicle:
Revenue	$53.2	$52.8	$0.4	1%
Gross profit (loss)	$0.1	$(0.9)	$1.0	111%
Unit sales	6,595	6,247	348	6%
Revenue per unit	$8,067	$8,447	$(380)	(4)%
Gross profit (loss) per unit	$12	$(138)	$150	109%
Gross profit (loss) as a % of revenue	0.1%	(1.6)%	170	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Market EchoPark Segment Wholesale Vehicles – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Wholesale vehicle revenue increased approximately $0.4 million, or 2%, due primarily to a 12% increase in wholesale vehicle unit sales volume, offset partially by a 9% decrease in wholesale vehicle revenue per unit. As we adjust the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.
Same Market EchoPark Segment Wholesale Vehicles – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Wholesale vehicle revenue increased approximately $0.4 million, or 1%, due primarily to a 6% increase in wholesale vehicle unit sales volume, offset partially by a 4% decrease in wholesale vehicle revenue per unit. As we adjust the inventory mix of nearly-new versus older model year vehicles sold at retail going forward, the levels of wholesale vehicle revenue and gross profit may vary.

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
New Vehicles – Powersports Segment

The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail new vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$28.6	$26.9	$1.7	6%
Acquisitions, open points, and terminations	9.3	—	9.3	NM
Total as reported	$37.9	$26.9	$11.0	41%

Total retail new vehicle gross profit:
Same store	$4.2	$3.9	$0.3	8%
Acquisitions, open points, and terminations	1.3	—	1.3	NM
Total as reported	$5.5	$3.9	$1.6	41%

Total retail new vehicle unit sales:
Same store	1,433	1,394	39	3%
Acquisitions, open points, and terminations	342	—	342	NM
Total as reported	1,775	1,394	381	27%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total retail new vehicle revenue:
Same store	$50.8	$45.8	$5.0	11%
Acquisitions, open points, and terminations	9.4	0.5	8.9	NM
Total as reported	$60.2	$46.3	$13.9	30%

Total retail new vehicle gross profit:
Same store	$7.4	$6.6	$0.8	12%
Acquisitions, open points, and terminations	1.4	—	1.4	NM
Total as reported	$8.8	$6.6	$2.2	33%

Total retail new vehicle unit sales:
Same store	2,557	2,363	194	8%
Acquisitions, open points, and terminations	342	24	318	NM
Total as reported	2,899	2,387	512	21%
NM = Not Meaningful

Our Powersports Segment reported retail new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$37.9	$26.9	$11.0	41%
Gross profit	$5.5	$3.9	$1.6	41%
Unit sales	1,775	1,394	381	27%
Revenue per unit	$21,366	$19,310	$2,056	11%
Gross profit per unit	$3,107	$2,828	$279	10%
Gross profit as a % of revenue	14.5%	14.6%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail new vehicle:
Revenue	$60.2	$46.3	$13.9	30%
Gross profit	$8.8	$6.6	$2.2	33%
Unit sales	2,899	2,387	512	21%
Revenue per unit	$20,765	$19,398	$1,367	7%
Gross profit per unit	$3,023	$2,767	$256	9%
Gross profit as a % of revenue	14.6%	14.3%	30	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store retail new vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$28.6	$26.9	$1.7	6%
Gross profit	$4.2	$3.9	$0.3	8%
Unit sales	1,433	1,394	39	3%
Revenue per unit	$19,931	$19,317	$614	3%
Gross profit per unit	$2,925	$2,822	$103	4%
Gross profit as a % of revenue	14.7%	14.6%	10	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail new vehicle:
Revenue	$50.8	$45.8	$5.0	11%
Gross profit	$7.4	$6.6	$0.8	12%
Unit sales	2,557	2,363	194	8%
Revenue per unit	$19,881	$19,371	$510	3%
Gross profit per unit	$2,910	$2,776	$134	5%
Gross profit as a % of revenue	14.6%	14.3%	30	bps
Same Store Powersports Segment Retail New Vehicles – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Retail new vehicle revenue increased 6%, primarily due to a 3% increase in retail new vehicle unit sales volume and a 3% increase in retail new vehicle average selling prices. Retail new vehicle gross profit increased 8% as a result of the 3% increase in retail new vehicle unit sales volume and a 4% increase in retail new vehicle gross profit per unit. Retail new vehicle gross profit per unit increased $103 per unit to $2,925 per unit.
Same Store Powersports Segment Retail New Vehicles – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Retail new vehicle revenue increased 11%, due primarily to a 3% increase in retail new vehicle average selling prices, along with an 8% increase in retail new vehicle unit sales volume. Retail new vehicle gross profit increased $0.8 million, or 12%, due primarily to a 5% increase in retail new vehicle gross profit per unit and the 8% increase in retail new vehicle unit sales volume. Retail new vehicle gross profit per unit increased $134 per unit to $2,910 per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Used Vehicles – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for retail used vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$11.6	$8.3	$3.3	40%
Acquisitions, open points, and terminations	4.8	—	4.8	NM
Total as reported	$16.4	$8.3	$8.1	98%

Retail used vehicle gross profit:
Same store	$2.0	$1.6	$0.4	25%
Acquisitions, open points, and terminations	1.2	—	1.2	NM
Total as reported	$3.2	$1.6	$1.6	100%

Retail used vehicle unit sales:
Same store	975	817	158	19%
Acquisitions, open points, and terminations	342	—	342	NM
Total as reported	1,317	817	500	61%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Retail used vehicle revenue:
Same store	$20.8	$13.5	$7.3	54%
Acquisitions, open points, and terminations	4.8	0.5	4.3	NM
Total as reported	$25.6	$14.0	$11.6	83%

Retail used vehicle gross profit:
Same store	$3.7	$2.6	$1.1	42%
Acquisitions, open points, and terminations	1.1	0.1	1.0	NM
Total as reported	$4.8	$2.7	$2.1	78%

Retail used vehicle unit sales:
Same store	1,807	1,350	457	34%
Acquisitions, open points, and terminations	342	45	297	NM
Total as reported	2,149	1,395	754	54%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment reported retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$16.4	$8.3	$8.1	98%
Gross profit	$3.2	$1.6	$1.6	100%
Unit sales	1,317	817	500	61%
Revenue per unit	$12,463	$10,183	$2,280	22%
Gross profit per unit	$2,402	$2,014	$388	19%
Gross profit as a % of revenue	19.3%	19.8%	(50)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported retail used vehicle:
Revenue	$25.6	$14.0	$11.6	83%
Gross profit	$4.8	$2.7	$2.1	78%
Unit sales	2,149	1,395	754	54%
Revenue per unit	$11,922	$10,038	$1,884	19%
Gross profit per unit	$2,222	$1,935	$287	15%
Gross profit as a % of revenue	18.6%	19.3%	(70)	bps
Our Powersports Segment same store retail used vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$11.6	$8.3	$3.3	40%
Gross profit	$2.0	$1.6	$0.4	25%
Unit sales	975	817	158	19%
Revenue per unit	$11,925	$10,183	$1,742	17%
Gross profit per unit	$2,092	$2,014	$78	4%
Gross profit as a % of revenue	17.5%	19.8%	(230)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store retail used vehicle:
Revenue	$20.8	$13.5	$7.3	54%
Gross profit	$3.7	$2.6	$1.1	42%
Unit sales	1,807	1,350	457	34%
Revenue per unit	$11,530	$9,993	$1,537	15%
Gross profit per unit	$2,021	$1,929	$92	5%
Gross profit as a % of revenue	17.5%	19.3%	(180)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Same Store Powersports Segment Retail Used Vehicles – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Retail used vehicle revenue increased 40%, due primarily to a 19% increase in retail used vehicle unit sales volume, and a 17% increase in retail used vehicle average selling prices. Retail used vehicle gross profit increased 25% as a result of higher retail used vehicle unit sales volume and higher retail used vehicle gross profit per unit. Retail used vehicle gross profit per unit increased $78 per unit, or 4%, to $2,092 per unit.
Same Store Powersports Segment Retail Used Vehicles – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Retail used vehicle revenue increased 54%, due primarily to a 15% increase in retail used vehicle average selling prices, and a 34% increase in retail used vehicle unit sales volume. Retail used vehicle gross profit increased $1.1 million, or 42%, as a result of higher retail used vehicle unit sales volume. Retail used vehicle gross profit per unit increased $92 per unit, or 5%, to $2,021 per unit.
Wholesale Vehicles – Powersports Segment
See the discussion under the heading “Results of Operations – Consolidated” for additional discussion of the macro drivers of wholesale vehicle revenues.
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for wholesale vehicles:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$0.8	$0.3	$0.5	167%
Acquisitions, open points, and terminations	0.2	—	0.2	NM
Total as reported	$1.0	$0.3	$0.7	233%

Total wholesale vehicle gross profit (loss):
Same store	$—	$0.1	$(0.1)	(100)%
Acquisitions, open points, and terminations	(0.1)	(0.1)	—	NM
Total as reported	$(0.1)	$—	$(0.1)	(100)%

Total wholesale vehicle unit sales:
Same store	58	56	2	4%
Acquisitions, open points, and terminations	12	2	10	NM
Total as reported	70	58	12	21%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Total wholesale vehicle revenue:
Same store	$1.2	$1.0	$0.2	20%
Acquisitions, open points, and terminations	—	0.1	(0.1)	NM
Total as reported	$1.2	$1.1	$0.1	9%

Total wholesale vehicle gross profit (loss):
Same store	$(0.2)	$(0.1)	$(0.1)	(100)%
Acquisitions, open points, and terminations	—	0.1	(0.1)	NM
Total as reported	$(0.2)	$—	$(0.2)	(100)%

Total wholesale vehicle unit sales:
Same store	107	116	(9)	(8)%
Acquisitions, open points, and terminations	12	2	10	NM
Total as reported	119	118	1	1%
NM = Not Meaningful
Our Powersports Segment reported wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$1.0	$0.3	$0.7	233%
Gross profit (loss)	$(0.1)	$—	$(0.1)	(100)%
Unit sales	70	58	12	21%
Revenue per unit	$13,231	$4,078	$9,153	224%
Gross profit (loss) per unit	$(1,157)	$(457)	$(700)	(153)%
Gross profit (loss) as a % of revenue	(8.7)%	(11.2)%	250	bps

	Six months ended June 30,		Better / (Worse)

	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported wholesale vehicle:
Revenue	$1.2	$1.1	$0.1	9%
Gross profit (loss)	$(0.2)	$—	$(0.2)	(100)%
Unit sales	119	118	1	1%
Revenue per unit	$10,330	$8,799	$1,531	17%
Gross profit (loss) per unit	$(1,354)	$(685)	$(669)	(98)%
Gross profit (loss) as a % of revenue	(13.1)%	(7.8)%	(530)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store wholesale vehicle results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$0.8	$0.3	$0.5	167%
Gross profit (loss)	$—	$0.1	$(0.1)	(100)%
Unit sales	58	56	2	4%
Revenue per unit	$14,485	$4,130	$10,355	251%
Gross profit (loss) per unit	$(1,434)	$(194)	$(1,240)	(639)%
Gross profit (loss) as a % of revenue	(9.9)%	(4.7)%	(520)	bps

	Six months ended June 30,		Better / (Worse)

	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store wholesale vehicle:
Revenue	$1.2	$1.0	$0.2	20%
Gross profit (loss)	$(0.2)	$(0.1)	$(0.1)	(100)%
Unit sales	107	116	(9)	(8)%
Revenue per unit	$10,685	$8,906	$1,779	20%
Gross profit (loss) per unit	$(1,527)	$(562)	$(965)	(172)%
Gross profit (loss) as a % of revenue	(14.3)%	(6.3)%	(800)	bps

Same Store Powersports Segment Wholesale Vehicles – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Wholesale vehicle revenue increased $0.5 million and wholesale vehicle gross loss worsened by $0.1 million, driven by changes in wholesale unit sales volume and wholesale gross loss per unit.
Same Store Powersports Segment Wholesale Vehicles – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Wholesale vehicle revenue increased $0.2 million and wholesale vehicle gross loss worsened by $0.1 million, driven by changes in wholesale unit sales volume and wholesale gross loss per unit.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fixed Operations – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for Fixed Operations:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$11.1	$10.6	$0.5	5%
Acquisitions, open points and terminations	3.6	—	3.6	NM
Total as reported	$14.7	$10.6	$4.1	39%

Total Fixed Operations gross profit:
Same store	$5.5	$4.9	$0.6	12%
Acquisitions, open points and terminations	2.1	0.1	2.0	NM
Total as reported	$7.6	$5.0	$2.6	52%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Total Fixed Operations revenue:
Same store	$18.4	$17.2	$1.2	7%
Acquisitions, open points, and terminations	3.7	0.4	3.3	NM
Total as reported	$22.1	$17.6	$4.5	26%

Total Fixed Operations gross profit:
Same store	$9.1	$8.2	$0.9	11%
Acquisitions, open points, and terminations	2.0	0.2	1.8	NM
Total as reported	$11.1	$8.4	$2.7	32%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Powersports Segment reported Fixed Operations results were as follows:

	Three months ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$3.1	$2.2	$0.9	41%
Warranty	1.7	1.5	0.2	13%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	9.7	6.8	2.9	43%
Total revenue	$14.7	$10.6	$4.1	39%

Gross profit
Customer pay	$1.6	$0.8	$0.8	100%
Warranty	1.2	1.0	0.2	20%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	4.7	3.2	1.5	47%
Total gross profit	$7.6	$5.0	$2.6	52%

Gross profit as a % of revenue
Customer pay	52.7%	35.2%	1,750	bps
Warranty	68.3%	66.2%	210	bps
Wholesale parts	26.0%	18.7%	730	bps
Internal, sublet and other	48.5%	46.8%	170	bps
Total gross profit as a % of revenue	51.6%	47.1%	450	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Reported Fixed Operations:
Revenue
Customer pay	$4.6	$3.8	$0.8	21%
Warranty	2.9	2.7	0.2	7%
Wholesale parts	0.4	0.3	0.1	33%
Internal, sublet and other	14.2	10.8	3.4	31%
Total revenue	$22.1	$17.6	$4.5	26%

Gross profit
Customer pay	$2.3	$1.4	$0.9	64%
Warranty	1.9	1.8	0.1	6%
Wholesale parts	0.1	0.1	—	—%
Internal, sublet and other	6.8	5.1	1.7	33%
Total gross profit	$11.1	$8.4	$2.7	32%

Gross profit as a % of revenue
Customer pay	49.4%	36.0%	1,340	bps
Warranty	67.3%	66.3%	100	bps
Wholesale parts	23.8%	23.3%	50	bps
Internal, sublet and other	47.9%	47.2%	70	bps
Total gross profit as a % of revenue	50.5%	47.7%	280	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Powersports Segment same store Fixed Operations results were as follows:

	Three months ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$2.3	$2.2	$0.1	5%
Warranty	1.4	1.5	(0.1)	(7)%
Wholesale parts	0.2	0.1	0.1	100%
Internal, sublet and other	7.2	6.8	0.4	6%
Total revenue	$11.1	$10.6	$0.5	5%

Gross profit
Customer pay	$1.0	$0.8	$0.2	25%
Warranty	0.9	1.0	(0.1)	(10)%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	3.5	3.1	0.4	13%
Total gross profit	$5.5	$4.9	$0.6	12%

Gross profit as a % of revenue
Customer pay	45.1%	35.2%	990	bps
Warranty	68.9%	66.2%	270	bps
Wholesale parts	25.6%	18.7%	690	bps
Internal, sublet and other	48.6%	45.6%	300	bps
Total gross profit as a % of revenue	49.8%	46.5%	330	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Same store Fixed Operations:
Revenue
Customer pay	$3.8	$3.7	$0.1	3%
Warranty	2.5	2.7	(0.2)	(7)%
Wholesale parts	0.4	0.2	0.2	100%
Internal, sublet and other	11.7	10.6	1.1	10%
Total revenue	$18.4	$17.2	$1.2	7%

Gross profit
Customer pay	$1.7	$1.3	$0.4	31%
Warranty	1.7	1.8	(0.1)	(6)%
Wholesale parts	0.1	—	0.1	100%
Internal, sublet and other	5.6	5.1	0.5	10%
Total gross profit	$9.1	$8.2	$0.9	11%

Gross profit as a % of revenue
Customer pay	44.2%	35.8%	840	bps
Warranty	67.4%	66.4%	100	bps
Wholesale parts	23.4%	19.9%	350	bps
Internal, sublet and other	47.9%	48.1%	(20)	bps
Total gross profit as a % of revenue	49.1%	47.6%	150	bps
Same Store Powersports Segment Fixed Operations – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Fixed Operations revenue increased approximately $0.5 million, or 5%, and Fixed Operations gross profit increased approximately $0.6 million, or 12%. Customer pay revenue increased approximately $0.1 million, or 5%, and customer pay gross profit increased approximately $0.2 million, or 25%. Warranty revenue decreased approximately $0.1 million, or 7%, and warranty gross profit decreased approximately $0.1 million, or 10%. Wholesale parts revenue increased approximately $0.1 million, or 100%, and wholesale parts gross profit increased approximately $0.1 million, or 100%. Internal, sublet and other revenue increased approximately $0.4 million, or 6%, and internal, sublet and other gross profit increased approximately $0.4 million, or 13%.
Same Store Powersports Segment Fixed Operations – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Fixed Operations revenue increased approximately $1.2 million, or 7%, and Fixed Operations gross profit increased approximately $0.9 million, or 11%. Customer pay revenue increased approximately $0.1 million, or 3%, and customer pay gross profit increased approximately $0.4 million, or 31%. Warranty revenue decreased approximately $0.2 million, or 7%, and warranty gross profit decreased approximately $0.1 million, or 6%. Wholesale parts revenue increased approximately $0.2 million, or 100%, and wholesale parts gross profit increased approximately $0.1 million, or 100%. Internal, sublet and other revenue increased approximately $1.1 million, or 10%, and internal, sublet and other gross profit increased approximately $0.5 million, or 10%.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
F&I – Powersports Segment
The following tables provide a reconciliation of Powersports Segment reported basis and same store basis for F&I:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$2.4	$2.0	$0.4	20%
Acquisitions, open points, and terminations	1.1	—	1.1	NM
Total as reported	$3.5	$2.0	$1.5	75.0%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$995	$890	$105	12%
Reported	$1,125	$889	$236	27%

Total combined retail new and used vehicle unit sales:
Same store	2,408	2,211	197	9%
Acquisitions, open points, and terminations	684	—	684	NM
Total as reported	3,092	2,211	881	40%
NM = Not Meaningful

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Total F&I revenue:
Same store	$4.2	$3.4	$0.8	24%
Acquisitions, open points, and terminations	1.1	—	1.1	NM
Total as reported	$5.3	$3.4	$1.9	55.9%

Total F&I gross profit per retail unit (excludes fleet):
Same store	$955	$915	$40	4%
Reported	$1,040	$912	$128	14%

Total combined retail new and used vehicle unit sales:
Same store	4,364	3,713	651	18%
Acquisitions, open points, and terminations	684	69	615	NM
Total as reported	5,048	3,782	1,266	33%
NM = Not Meaningful

Our Powersports Segment reported F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$3.5	$2.0	$1.5	75%
Total combined retail new and used vehicle unit sales	3,092	2,211	881	40%
Gross profit per retail unit (excludes fleet)	$1,125	$889	$236	27%

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Reported F&I:
Revenue	$5.3	$3.4	$1.9	56%
Total combined retail new and used vehicle unit sales	5,048	3,782	1,266	33%
Gross profit per retail unit (excludes fleet)	$1,040	$912	$128	14%
Our Powersports Segment same store F&I results were as follows:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$2.4	$2.0	$0.4	20%
Total combined retail new and used vehicle unit sales	2,408	2,211	197	9%
Gross profit per retail unit (excludes fleet)	$995	$890	$105	12%

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit and per unit data)
Same store F&I:
Revenue	$4.2	$3.4	$0.8	24%
Total combined retail new and used vehicle unit sales	4,364	3,713	651	18%
Gross profit per retail unit (excludes fleet)	$955	$915	$40	4%
Same Store Powersports Segment F&I – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
F&I revenue increased $0.4 million, or 20%, due primarily to a 12% increase in F&I gross profit per retail unit and a 9% increase in retail new and used vehicle unit sales volume. F&I gross profit per retail unit increased $105 per unit to $995 per unit, primarily due to higher penetration rates and unit sales volume for finance contracts, service contracts, and aftermarket products and changes to our F&I product cost structure.
Finance contract revenue increased 51%, due primarily to a 2,550 basis point increase in finance contract penetration rate, partially offset by a 14% decrease in gross profit per finance contract. Service contract revenue increased 12%, due primarily to a 1,070 basis point increase in service contract penetration rate and a 58% increase in retail new and used vehicle service contract unit sales volume, partially offset by a 29% decrease in gross profit per service contract. Aftermarket product revenue increased 17%, due primarily to a 2,940 basis point increase in the aftermarket product penetration rate and a 108% increase in aftermarket product contract volume, offset partially by a 44% decrease in gross profit per aftermarket product contract.
Same Store Powersports Segment F&I – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
F&I revenue increased $0.8 million, or 24%, due primarily to an 18% increase in retail new and used vehicle unit sales volume and a 4% increase in F&I gross profit per retail unit. F&I gross profit per retail unit increased $40 per unit, or 4%, to $955 per unit, primarily due to higher penetration rates and unit sales volume for finance contracts, service contracts and aftermarket products and changes to our F&I product cost structure.
Finance contract revenue increased 55%, due primarily to a 1,930 basis point increase in finance contract penetration rate and a 70% increase in combined new and used vehicle finance contract volume, offset partially by a 9% decrease in gross profit per finance contract. Service contract revenue increased 5%, due primarily to a 580 basis point increase in service contract penetration rate and a 45% increase in retail new and used vehicle service contract unit sales volume, offset partially by a 27% decrease in gross profit per service contract. Aftermarket product revenue increased 31%, due primarily to a 1,860 basis point increase in the aftermarket product penetration rate and a 76% increase in aftermarket product contract volume, offset partially by a 26% decrease in gross profit per aftermarket product contract.

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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$1,731.4	$1,639.1	$92.3	6%
Fleet new vehicles	24.8	29.5	(4.7)	(16)%
Total new vehicles	1,756.2	1,668.6	87.6	5%
Used vehicles	814.3	744.9	69.4	9%
Wholesale vehicles	43.7	57.8	(14.1)	(24)%
Parts, service and collision repair	515.5	484.9	30.6	6%
Finance, insurance and other, net	147.9	144.3	3.6	2%
Franchised Dealerships Segment revenues	$3,277.6	$3,100.5	$177.1	6%

EchoPark Segment revenues:
Used vehicles	$499.0	$427.4	$71.6	17%
Wholesale vehicles	25.8	25.4	0.4	2%
Finance, insurance and other, net	58.1	55.8	2.3	4%
EchoPark Segment revenues	$582.9	$508.6	$74.3	15%

Powersports Segment revenues:
Retail new vehicles	$37.9	$26.9	$11.0	41%
Used vehicles	16.4	8.3	8.1	98%
Wholesale vehicles	1.0	0.3	0.7	233%
Parts, service and collision repair	14.7	10.6	4.1	39%
Finance, insurance and other, net	3.5	2.0	1.5	75%
Powersports Segment revenues	$73.5	$48.1	$25.4	53%

Total consolidated revenues	$3,934.0	$3,657.2	$276.8	8%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$70.7	$91.6	$(20.9)	(23)%
EchoPark Segment (3)	7.2	11.7	(4.5)	(38)%
Powersports Segment (4)	2.3	—	2.3	100%
Total segment income	$80.2	$103.3	$(23.1)	(22)%
Impairment charges (5)	—	(172.4)	172.4	NM
Income (loss) before taxes	$80.3	$(69.1)	$149.4	216%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	54,847	53,037	1,810	3%
EchoPark Segment	19,601	16,742	2,859	17%
Powersports Segment	3,092	2,211	881	40%
Total retail new and used vehicle unit sales volume	77,540	71,990	5,550	8%
NM = Not Meaningful
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the three months ended June 30, 2026, amount includes approximately $1.2 million of pre-tax charges related to storm damages. For the three months ended June 30, 2025, amount includes approximately $2.4 million of pre-tax loss related to the termination of a franchise, approximately $4.1 million of pre-tax charges related to storm damage, and $10.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3)For the three months ended June 30, 2025, amount includes approximately $0.8 million of pre-tax gain on sale of real estate.
(4)For the three months ended June 30, 2026 and three months ended June 30, 2025 there was no pre-tax charges.
(5)For the three months ended June 30, 2025, amount includes approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment and approximately $6.5 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment.

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions, except unit data)
Segment Revenues:
Franchised Dealerships Segment revenues:
Retail new vehicles	$3,316.6	$3,276.1	$40.5	1%
Fleet new vehicles	45.4	51.5	(6.1)	(12)%
Total new vehicles	3,362.0	3,327.6	34.4	1%
Used vehicles	1,582.9	1,490.6	92.3	6%
Wholesale vehicles	87.8	112.2	(24.4)	(22)%
Parts, service and collision repair	1,024.8	952.4	72.4	8%
Finance, insurance and other, net	287.2	274.9	12.3	4%
Franchised Dealerships Segment revenues	$6,344.7	$6,157.7	$187.0	3%

EchoPark Segment revenues:
Used vehicles	$990.8	$901.1	$89.7	10%
Wholesale vehicles	53.1	52.8	0.3	1%
Finance, insurance and other, net	119.5	114.5	5.0	4%
EchoPark Segment revenues	$1,163.4	$1,068.4	$95.0	9%

Powersports Segment revenues:
Retail new vehicles	$60.2	$46.3	$13.9	30%
Used vehicles	25.6	14.0	11.6	83%
Wholesale vehicles	1.2	1.1	0.1	9%
Parts, service and collision repair	22.1	17.6	4.5	26%
Finance, insurance and other, net	5.3	3.4	1.9	56%
Powersports Segment revenues	$114.4	$82.4	$32.0	39%

Total consolidated revenues	$7,622.5	$7,308.5	$314.0	4%

Segment Income (Loss) (1):
Franchised Dealerships Segment (2)	$142.1	$183.6	$(41.5)	(23)%
EchoPark Segment (3)	23.4	22.0	1.4	6%
Powersports Segment (4)	0.3	(3.5)	3.8	109%
Total segment income	$165.8	$202.1	$(36.3)	(18)%
Impairment charges (5)	(0.4)	(173.8)	173.4	NM
Income before taxes	$165.4	$28.3	$137.1	484%

Segment Retail New and Used Vehicle Unit Sales Volume:
Franchised Dealerships Segment	107,012	106,560	452	—%
EchoPark Segment	38,927	35,540	3,387	10%
Powersports Segment	5,048	3,782	1,266	33%
Total retail new and used vehicle unit sales volume	150,987	145,882	5,105	3%
NM = Not Meaningful

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(1)Segment income (loss) for each segment is defined as income (loss) before taxes and impairment charges.
(2)For the six months ended June 30, 2026, amount includes approximately $5.1 million of pre-tax gain related to dispositions. For the six months ended June 30, 2025, amount includes $40.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $5.0 million of pre-tax charges related to storm damage, and approximately $2.7 million of pre-tax charges related to dispositions. Due to rounding, segment level financial data may not sum to consolidated results.
(3)For the six months ended June 30, 2026, amount includes approximately $3.6 million of pre-tax gain on lease terminations. For the six months ended June 30, 2025, amount includes approximately $1.0 million of pre-tax gain on sale of real estate. Due to rounding, segment level financial data may not sum to consolidated results.
(4)For the six months ended June 30, 2025, amount includes approximately $0.9 million of pre-tax charges related to dispositions. Due to rounding, segment level financial data may not sum to consolidated results.
(5)For the six months ended June 30, 2026, amount includes approximately $0.4 million of non-cash pre-tax impairment charges related to construction-in-progress projects for the Franchised Dealerships Segment. For the six months ended June 30, 2025, amount includes approximately $0.2 million of non-cash pre-tax property and equipment impairment charges for real estate held for sale in the EchoPark Segment and approximately $7.2 million of non-cash pre-tax franchise asset impairment charges for the Powersports Segment, $0.4 million of non-cash pre-tax property, equipment and right-of-use asset impairment charges for the Powersports Segment, and approximately $165.9 million of non-cash pre-tax franchise asset impairment charges for the Franchised Dealerships Segment. Due to rounding, segment level financial data may not sum to consolidated results.
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Reported SG&A Expenses
The following tables set forth information related to our consolidated reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$277.1	$264.8	$(12.3)	(5)%
Advertising	28.5	24.4	(4.1)	(17)%
Rent	13.1	9.9	(3.2)	(32)%
Other	125.9	113.5	(12.4)	(11)%
Total SG&A expenses	$444.6	$412.6	$(32.0)	(8)%

SG&A expenses as a % of gross profit:
Compensation	45.0%	44.0%	(100)	bps
Advertising	4.6%	4.1%	(50)	bps
Rent	2.1%	1.6%	(50)	bps
Other	20.5%	18.8%	(170)	bps
Total SG&A expenses as a % of gross profit	72.2%	68.5%	(370)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$551.3	$523.3	$(28.0)	(5)%
Advertising	55.8	48.2	(7.6)	(16)%
Rent	22.8	20.1	(2.7)	(13)%
Other	241.7	201.3	(40.4)	(20)%
Total SG&A expenses	$871.6	$792.9	$(78.7)	(10)%

SG&A expenses as a % of gross profit:
Compensation	45.4%	44.8%	(60)	bps
Advertising	4.6%	4.1%	(50)	bps
Rent	1.9%	1.7%	(20)	bps
Other	19.8%	17.2%	(260)	bps
Total SG&A expenses as a % of gross profit	71.7%	67.8%	(390)	bps
Consolidated Reported SG&A - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, partially due to a $10.0 million pre-tax benefit from cyber insurance proceeds related to the CDK outage recorded in other SG&A expenses during the prior year period. Compensation expense increased in both dollar amount and as a percentage of gross profit, due to higher overall gross profit and based on the variable nature of our sales associate pay plans. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships as a result of acquisitions. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the $10.0 million benefit of cyber insurance proceeds received in the prior year and $6.2 million higher costs related to product and service deliveries to customers.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Reported SG&A - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Overall SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to a $40.0 million pre-tax benefit from cyber insurance proceeds related to the CDK outage recorded in other SG&A expenses during the prior year period. Compensation expense increased in both dollar amount and as a percentage of gross profit, based on the variable nature of our sales associate pay plans. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships as a result of acquisitions. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to the $40 million benefit of cyber insurance proceeds received in the prior year.
Franchised Dealerships Segment Reported SG&A Expenses
The following tables set forth information related to our Franchised Dealerships Segment reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$239.7	$232.3	$(7.4)	(3)%
Advertising	19.7	16.7	(3.0)	(18)%
Rent	12.0	9.4	(2.6)	(28)%
Other	111.5	101.8	(9.7)	(10)%
Total SG&A expenses	$382.9	$360.2	$(22.7)	(6)%

SG&A expenses as a % of gross profit:
Compensation	45.0%	44.0%	(100)	bps
Advertising	3.7%	3.2%	(50)	bps
Rent	2.3%	1.8%	(50)	bps
Other	20.9%	19.3%	(160)	bps
Total SG&A expenses as a % of gross profit	71.9%	68.3%	(360)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A expenses:
Compensation	$479.9	$458.7	$(21.2)	(5)%
Advertising	38.4	32.6	(5.8)	(18)%
Rent	24.4	19.1	(5.3)	(28)%
Other	214.6	175.7	(38.9)	(22)%
Total SG&A expenses	$757.3	$686.1	$(71.2)	(10)%

SG&A expenses as a % of gross profit:
Compensation	45.6%	44.9%	(70)	bps
Advertising	3.6%	3.2%	(40)	bps
Rent	2.3%	1.9%	(40)	bps
Other	20.4%	17.2%	(320)	bps
Total SG&A expenses as a % of gross profit	71.9%	67.2%	(470)	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchised Dealerships Segment SG&A - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The Franchised Dealerships Segment’s total SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to a $10.0 million pre-tax benefit from cyber insurance proceeds related to the CDK outage recorded in other SG&A expenses during the prior year. Compensation expense increased in both dollar amount and as a percentage of gross profit due to higher overall gross profit and based on the variable nature of our sales associate pay plans. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships as a result of acquisitions. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit primarily due to the benefit of cyber insurance proceeds received in the prior year.
For the Franchised Dealerships Segment, SG&A expenses for the three months ended June 30, 2026 includes approximately $1.2 million of pre-tax charges related to storm damage. For the three months ended June 30, 2025, amount includes approximately $2.4 million of pre-tax charges related to the termination of a franchise, approximately $4.1 million of pre-tax charges related to storm damage, and approximately $10.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024.
Franchised Dealerships Segment SG&A - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The Franchised Dealerships Segment’s total SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to a $40.0 million pre-tax benefit from cyber insurance proceeds related to the CDK outage recorded in other SG&A expenses during the prior year. Compensation expense increased in both dollar amount and as a percentage of gross profit due to acquisitions in the Franchised Dealerships Segment, an increase in bonus expenses and absentee wages, and an increase in fixed operations sales compensation related to the increase in fixed operations sales. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in dollar amount and as a percentage of gross profit, primarily due to the increase in leased dealerships as a result of acquisitions. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit primarily due to the benefit of cyber insurance proceeds received in the prior year.
For the Franchised Dealerships Segment, SG&A expenses for the six months ended June 30, 2026 includes approximately $1.2 million of pre-tax charges related to storm damage, approximately $5.1 million of pre-tax benefit related to dispositions. For the six months ended June 30, 2025, amount includes $40.0 million of pre-tax benefit from cyber insurance proceeds related to a cybersecurity incident impacting certain of our information systems provided by CDK Global in the second quarter of 2024, approximately $5.0 million of pre-tax charges related to storm damage, and approximately $2.7 million of pre-tax charges related to dispositions.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EchoPark Segment Reported SG&A Expenses
The following tables set forth information related to our EchoPark Segment reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A Expenses:
Compensation	$27.3	$25.2	$(2.1)	(8)%
Advertising	8.2	7.3	(0.9)	(12)%
Rent	1.1	0.7	(0.4)	(57)%
Other	10.7	9.0	(1.7)	(19)%
Total SG&A expenses	$47.3	$42.2	$(5.1)	(12)%

SG&A expenses as a % of gross profit:
Compensation	42.5%	42.7%	20	bps
Advertising	12.8%	12.4%	(40)	bps
Rent	1.7%	1.2%	(50)	bps
Other	16.4%	11.7%	(470)	bps
Total SG&A expenses as a % of gross profit	73.4%	68.0%	(540)	bps

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A Expenses:
Compensation	$54.2	$51.1	$(3.1)	(6)%
Advertising	16.5	15.1	(1.4)	(9)%
Rent	(1.7)	1.4	3.1	221%
Other	21.0	19.4	(1.6)	(8)%
Total SG&A expenses	$90.0	$87.0	$(3.0)	(3)%

SG&A expenses as a % of gross profit:
Compensation	41.0%	41.6%	60	bps
Advertising	12.5%	12.3%	(20)	bps
Rent	(1.3)%	1.1%	240	bps
Other	15.8%	14.1%	(170)	bps
Total SG&A expenses as a % of gross profit	68.0%	69.1%	110	bps
EchoPark Segment SG&A - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The EchoPark Segment’s total SG&A expenses increased in both dollar amount and as a percentage of gross profit, primarily due to increased compensation expense. Compensation expense increased in both dollar amount and as a percentage of gross profit due primarily to an increase in bonus expenses. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to a decrease in rental income. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit as a result of a gain on the sale of real estate during the prior year period.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended June 30, 2025, amount includes approximately $0.8 million of pre-tax gain on sale of real estate.
EchoPark Segment SG&A - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The EchoPark Segment’s total SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher compensation expense, partially offset by a gain on lease terminations. Compensation expense increased in both dollar amount and as a percentage of gross profit due primarily to an increase in bonus expenses. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense decreased in both dollar amount and as a percentage of gross profit, primarily due to a gain on lease terminations. Other SG&A expenses increased in both dollar amount and as a percentage of gross profit as a result of a gain on the sale of real estate during the prior year period.
For the EchoPark Segment, SG&A expenses for the six months ended June 30, 2026, amount includes approximately $3.6 million of pre-tax gain related to lease terminations. For the six months ended June 30, 2025, amount includes approximately $1.0 million of pre-tax gain on sale of real estate.
Powersports Segment Reported SG&A Expenses
The following tables set forth information related to our Powersports Segment reported SG&A expenses:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A Expenses:
Compensation	$10.0	$7.3	$(2.7)	(37)%
Advertising	0.6	0.3	(0.3)	(100)%
Rent	—	(0.3)	(0.3)	(100)%
Other	3.9	2.9	(1.0)	(34)%
Total SG&A expenses	$14.5	$10.2	$(4.3)	(42)%

SG&A expenses as a % of gross profit:
Compensation	51.0%	58.1%	710	bps
Advertising	3.2%	2.4%	(80)	bps
Rent	(0.1)%	(2.0)%	(190)	bps
Other	19.4%	22.6%	320	bps
Total SG&A expenses as a % of gross profit	73.5%	81.1%	760	bps

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
SG&A Expenses:
Compensation	$17.3	$13.5	$(3.8)	(28)%
Advertising	1.0	0.6	(0.4)	(67)%
Rent	—	(0.4)	(0.4)	(100)%
Other	6.0	6.1	0.1	2%
Total SG&A expenses	$24.3	$19.8	$(4.5)	(23)%

SG&A expenses as a % of gross profit:
Compensation	58.1%	64.0%	590	bps
Advertising	3.2%	2.6%	(60)	bps
Rent	0.1%	(2.0)%	(210)	bps
Other	20.3%	29.2%	890	bps
Total SG&A expenses as a % of gross profit	81.7%	93.8%	1,210	bps
Powersports Segment SG&A - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The Powersports Segment’s total SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher levels of gross profit that better leverage fixed expenses. Compensation expense increased in dollar amount due primarily to an increase in overall retail activity and an increase in bonus expenses, and decreased as a percentage of gross profit as a result of higher overall gross profit and favorable gross profit mix shifts in Fixed Operations and F&I. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to a decrease in rental income. Other SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher overall gross profit.
Powersports Segment SG&A - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The Powersports Segment’s total SG&A expenses increased in dollar amount and decreased as a percentage of gross profit, primarily due to higher levels of gross profit that better leverage fixed expenses. Compensation expense increased in dollar amount due primarily to an increase in overall retail activity and an increase in bonus expenses, and decreased as a percentage of gross profit as a result of higher overall gross profit and favorable gross profit mix shifts in Fixed Operations and F&I. Advertising expense increased in both dollar amount and as a percentage of gross profit, as a result of adapting our advertising spending to current retail automotive market conditions. Rent expense increased in both dollar amount and as a percentage of gross profit, primarily due to a decrease in rental income. Other SG&A expenses decreased in both dollar amount and as a percentage of gross profit, primarily due to losses related to dispositions during the first quarter of 2025.
For the six months ended June 30, 2025, amount includes approximately $0.9 million of pre-tax charges related to dispositions.
Impairment Charges – Consolidated
There were no impairment charges for the three months ended June 30, 2026. Impairment charges were approximately $0.4 million for the six months ended June 30, 2026. These charges primarily related to the write-off of construction-in-progress assets within our Franchised Dealerships Segment. Impairment charges were approximately $172.4 million and $173.8 million for the three and six months ended June 30, 2025, respectively. These charges primarily reflect the results of our annual franchise asset impairment test as of April 30, 2025, which required an impairment charge of $172.4 million.
Depreciation and Amortization – Consolidated
Depreciation and amortization expense decreased approximately $0.5 million, or 1%, and $1.8 million, or 2.2%, during the three and six months ended June 30, 2026, respectively, due primarily to changes in estimates related to the useful lives of certain buildings and improvements, resulting in lower depreciation expense.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Floor Plan – Consolidated
We typically maintain a floor plan deposit balance (as shown in the table below under the heading “Liquidity and Capital Resources”) that earns interest income based on the used floor plan interest rate, effectively reducing net used vehicle floor plan interest expense. The floor plan deposit balance was $275.0 million and $100.0 million as of June 30, 2026 and June 30, 2025, respectively, and was $300.0 million and $340.0 million as of December 31, 2025 and December 31, 2024, respectively. Our interest expense, floor plan fluctuates with changes in our outstanding borrowings and associated interest rates, which are variable based on one-month Term SOFR or the U.S. prime rate, plus credit spreads specified in the applicable agreements.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Interest expense, floor plan for new vehicles increased $0.7 million. The average interest rate applied to the new vehicle floor plan decreased in the three months ended June 30, 2026, offsetting $2.4 million of the overall increase. The average new vehicle floor plan notes payable balance increased $228.3 million, driving $3.1 million of the overall increase.
Interest expense, floor plan for used vehicles increased $1.9 million, including the effect of interest income earned on the floor plan deposit balance, driving $1.5 million of the increase. Excluding the effect of the floor plan deposit balance, interest expense, floor plan for used vehicles increased $0.4 million. The average interest rate applied to the used vehicle floor plan decreased in the three months ended June 30, 2026, offsetting $1.2 million of that increase. The average used vehicle floor plan notes payable balance increased $96.3 million, driving $1.6 million of that increase.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Interest expense, floor plan for new vehicles decreased $0.5 million. The average interest rate applied to the new vehicle floor plan decreased in the six months ended June 30, 2026, driving $4.6 million of the overall decrease. The average new vehicle floor plan notes payable balance increased $153.3 million, offsetting $4.1 million of the overall decrease.
Interest expense, floor plan for used vehicles increased $2.4 million including the effect of interest income earned on the floor plan deposit balance, driving $2.5 million of the increase. Excluding that effect, interest expense, floor plan for used vehicles decreased $0.1 million. The average interest rate applied to the used vehicle floor plan decreased in the six months ended June 30, 2026, driving $2.2 million of that decrease. The average used vehicle floor plan notes payable balance increased $62.3 million, offsetting $2.1 million of that decrease.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Other, Net – Consolidated
Interest expense, other, net is summarized in the tables below:

	Three Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Stated/coupon interest	$20.2	$20.3	$0.1	—%
Deferred loan cost amortization	1.7	1.4	(0.3)	(21)%
Interest rate hedge expense (benefit)	0.1	—	(0.1)	(100)%
Capitalized interest	(0.8)	(0.6)	0.2	33%
Interest on finance lease liabilities	6.5	6.1	(0.4)	(7)%
Other interest	2.7	0.2	(2.5)	(1,250)%
Total interest expense, other, net	$30.4	$27.4	$(3.0)	(11)%

	Six Months Ended June 30,		Better / (Worse)
	2026	2025	Change	% Change
	(In millions)
Stated/coupon interest	$40.7	$40.8	$0.1	—%
Deferred loan cost amortization	3.1	2.8	(0.3)	(11)%
Interest rate hedge expense (benefit)	0.1	0.1	—	—%
Capitalized interest	(1.3)	(1.2)	0.1	8%
Interest on finance lease liabilities	13.0	12.1	(0.9)	(7)%
Other interest	3.1	0.4	(2.7)	(675)%
Total interest expense, other, net	$58.7	$55.0	$(3.7)	(7)%

Interest expense, other, net increased approximately $3.0 million, or 11%, during the three months ended June 30, 2026, and increased approximately $3.7 million, or 7%, during the six months ended June 30, 2026. The $3.0 million increase is primarily due to the $2.3 million interest expense related to the Bridge Facility entered into on March 27, 2026.
Income Taxes
The overall effective income tax rate was 28.5% for both the three and six months ended June 30, 2026, compared to 34.0% and 11.6% for the three and six months ended June 30, 2025, respectively. Sonic’s effective income tax rate generally varies from year to year based on the level of taxable income, the distribution of taxable income between states in which the Company operates and other tax adjustments. We generally expect our overall effective tax rate to range from 27% to 30%. The prior year effective income tax rates, which are outside this range, are impacted by the effect of the $172.4 million impairment charge recorded in the three and six month periods ended June 30, 2025.
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
We had the following liquidity resources available as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$19.2	$6.3
Floor plan deposit balance	275.0	300.0
Availability under the Revolving Credit Facility	286.9	300.3
Availability under the Mortgage and Sidecar Facilities	95.0	95.0
Total available liquidity resources	$676.1	$701.6
We maintain a floor plan deposit balance (as shown in the table above) that offsets interest based on the agreed upon floor plan interest rate, effectively reducing the net used vehicle floor plan interest expense. This deposit balance is not designated as a prepayment of notes payable - floor plan, nor is it our intent to use this amount to settle principal amounts owed under notes payable - floor plan in the future, although we have the right and ability to do so. The deposit balances of $275.0 million as of June 30, 2026 and $300.0 million as of December 31, 2025 are classified as other current assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
Floor Plan Facilities
The weighted-average interest rates for our combined new and used vehicle floor plan facilities were 4.92% and 5.62% for the three months ended June 30, 2026 and 2025, respectively, and 4.97% and 5.66% for the six months ended June 30, 2026 and 2025, respectively. Excluding the effect of interest income earned on the floor plan deposit balance, the weighted-average interest rates for our combined new and used vehicle floor plan facilities were 4.97% and 5.69% for the three months ended June 30, 2026 and 2025, respectively, and 5.01% and 5.72% for the six months ended June 30, 2026 and 2025, respectively.
We receive floor plan assistance in the form of direct payments or credits from certain manufacturers. Floor plan assistance received is capitalized in inventory and recorded as a reduction of cost of sales when the associated inventory is sold. We received $16.1 million and $15.9 million in manufacturer assistance in the three months ended June 30, 2026 and 2025, respectively, and $30.6 million and $31.8 million in manufacturer assistance in the six months ended June 30, 2026 and 2025, respectively. We recognized in cost of sales $16.2 million and $16.6 million in manufacturer assistance in the three months ended June 30, 2026 and 2025, respectively and $30.1 million and $32.0 million in manufacturer assistance in the six months ended June 30, 2026 and 2025, respectively. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the associated vehicles. The total notes payable - floor plan balance of approximately $2.2 billion as of June 30, 2026 is classified as current liabilities in the accompanying unaudited consolidated balance sheet as of such date.
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
Capital expenditures in the six months ended June 30, 2026 were approximately $154.5 million, including approximately $141.6 million related to our Franchised Dealerships Segment, approximately $11.2 million related to our EchoPark Segment and approximately $1.7 million related to our Powersports Segment. Of the total capital expenditures, approximately $40.7 million was related to facility construction projects, approximately $83.9 million was related to real estate projects (buildings and improvements) and approximately $29.9 million was for other fixed assets utilized in our operations.
All of the $154.5 million in gross capital expenditures in the six months ended June 30, 2026 was funded through existing cash balances. As of June 30, 2026, commitments for facility construction projects and aircraft totaled approximately $67.5 million, nearly all of which is expected to be completed or paid in the next 12 months.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Share Repurchase Program
Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used share repurchases to offset dilution resulting from the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the three months ended June 30, 2026, we repurchased 0.1 million shares of our Class A Common Stock for $6.3 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. During the six months ended June 30, 2026, we repurchased 2.2 million shares of our Class A Common Stock for $142.0 million in open-market transactions at prevailing market prices and in connection with tax withholding on the vesting of equity compensation awards. As of June 30, 2026, our total remaining share repurchase authorization was $527.9 million. Under the Credit Facilities and Senior Notes, share repurchases are permitted to the extent that no continuing Event of Default exists and we do not exceed the restrictions set forth within.
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
Dividends
During the three months ended June 30, 2026, our Board of Directors approved a cash dividend of $0.41 per share on all outstanding shares of Class A and Class B Common Stock as of June 15, 2026, which was paid on July 15, 2026. Subsequent to June 30, 2026, our Board of Directors approved a cash dividend of $0.41 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2026 to be paid on October 15, 2026. The Credit Facilities and Senior Notes permit quarterly cash dividends on our Class A and Class B Common Stock up to certain limits so long as no continuing Event of Default has occurred and provided that we remain in compliance with all financial covenants therein. Dividends in excess of those limits are subject to the limitations on restricted payments set forth in the Credit Facilities and Senior Note Indentures. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements and covenant compliance, share repurchases, the current economic environment and other factors considered to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in the future. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying unaudited condensed consolidated financial statements for a description of restrictions on the payment of dividends.
Cash Flows
Cash Flows from Operating Activities – Net cash used in operating activities in the six months ended June 30, 2026 was approximately $64.7 million. This use of cash was comprised primarily of an increase in inventories, decrease in trade accounts payable and other liabilities, partially offset by a decrease in receivables and other assets and an increase in notes payable – floorplan – trade. Net cash provided by operating activities in the six months ended June 30, 2025 was approximately $332.6 million. This provision of cash was comprised primarily of net income less non-cash items, a decrease in receivables and trade accounts payable and other liabilities, offset by a decrease in notes payable – floor plan – trade.
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
Net cash provided by combined trade and non-trade floor plan financing was approximately $332.0 million in the six months ended June 30, 2026. Net cash provided by combined trade and non-trade floor plan financing was approximately $296.2 million in the six months ended June 30, 2025. Accordingly, if all changes in floor plan notes payable were classified as an operating activity (to align changes in floor plan liability balances with the associated changes in inventory balances for cash flow classification), the result would have been net cash provided by operating activities of approximately $235.7 million and $632.1 million in the six months ended June 30, 2026 and 2025, respectively.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Investing Activities – Net cash used in investing activities in the six months ended June 30, 2026 was approximately $160.8 million. This use of cash was comprised primarily of the purchases of land, property, and equipment and the purchase of businesses, net of cash acquired, partially offset by proceeds from sales of dealerships and proceeds from sales of property and equipment. Net cash used in investing activities in the six months ended June 30, 2025 was approximately $421.9 million. This use of cash was comprised primarily of the purchase of businesses, net of cash acquired, and land, property and equipment.
Cash Flows from Financing Activities – Net cash provided by financing activities in the six months ended June 30, 2026 was approximately $238.4 million. This provision of cash was comprised primarily of net borrowings on notes payable - floor plan - non-trade and proceeds from borrowings, partially offset by purchases of treasury stock and principal payments on long-term debt. Net cash provided by financing activities in the six months ended June 30, 2025 was approximately $155.7 million. This provision of cash was comprised primarily of net borrowings on notes payable – floor plan – non-trade, partially offset by payments on long-term debt and purchases of treasury stock.
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

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$57.4				$(45.6)
Provision for income taxes				22.9				(23.5)
Income (loss) before taxes	$70.7	$7.2	$2.3	$80.3	$(74.3)	$11.7	$(6.5)	$(69.1)
Non-floor plan interest (1)	27.3	0.3	0.8	28.4	24.7	0.4	0.7	25.8
Depreciation & amortization (2)	33.7	6.4	1.8	41.9	35.8	5.1	1.3	42.2
Stock-based compensation expense	5.9	—	—	5.9	5.7	—	—	5.7
Impairment charges	—	—	—	—	165.9	—	6.5	172.4
Cyber insurance proceeds	—	—	—	—	(10.0)	—	—	(10.0)
Acquisition and disposition related (gain) loss	—	—	—	—	2.4	(0.8)	—	1.6
Storm damage charges	1.2	—	—	1.2	4.1	—	—	4.1
Adjusted EBITDA (3)	$138.8	$13.9	$4.9	$157.7	$154.3	$16.4	$2.0	$172.7
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
(3)Adjusted EBITDA is a non-GAAP financial measure.

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total	Franchised Dealerships Segment	EchoPark Segment	Powersports Segment	Total
	(In millions)
Net income				$118.3				$25.0
Provision for income taxes				47.1				3.3
Income (loss) before taxes	$141.7	$23.4	$0.3	$165.4	$17.7	$21.8	$(11.1)	$28.3
Non-floor plan interest (1)	52.9	0.6	1.5	55.0	49.6	0.9	1.4	51.9
Depreciation & amortization (2)	67.1	12.1	3.0	82.2	70.8	10.3	2.5	83.6
Stock-based compensation expense	11.1	—	—	11.1	11.5	—	—	11.5
Loss (gain) on exit of leased dealerships	—	(3.6)	—	(3.6)	—	—	—	—
Impairment charges	0.4	—	—	0.4	165.9	0.2	7.6	173.8
Cyber insurance proceeds	—	—	—	—	(40.0)	—	—	(40.0)
Acquisition and disposition related (gain) loss	(5.1)	—	—	(5.1)	2.7	(1.0)	0.9	2.6
Storm damage charges	1.2	—	—	1.2	5.0	—	—	5.0
Adjusted EBITDA (3)	$269.3	$32.5	$4.8	$306.6	$283.2	$32.2	$1.3	$316.7
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

SONIC AUTOMOTIVE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
Guarantees and Indemnification Obligations
In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our leases, we may be required to record lease exit accruals. As of June 30, 2026, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $1.3 million. Future sublease payments expected to be received related to these lease payments were approximately $1.1 million at June 30, 2026.
In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreements. While our exposure with respect to environmental remediation is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $13.7 million as of June 30, 2026 and $3.0 million as of December 31, 2025. These indemnifications typically expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2026.
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

SONIC AUTOMOTIVE, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our variable rate debt, which includes our Floor Plan Facilities, Revolving Credit Facility, Mortgage Facility, Sidecar Facility, Bridge Facility and certain notes to finance companies, exposes us to risks caused by fluctuations in interest rates. The total outstanding balance of our variable rate debt was $2.6 billion at June 30, 2026. Based on that amount, a 1.0% change in the underlying interest rates would affect interest expense by $12.9 million over a six month period. Of that amount, $9.9 million would have resulted from the floor plan, net of offset.

SONIC AUTOMOTIVE, INC.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SONIC AUTOMOTIVE, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In millions, except per share data)
April 2026	0.1	$68.22	0.1	$527.9
May 2026	—	$—	—	$527.9
June 2026	—	$—	—	$527.9
Total	0.1		0.1

(1)On April 30, 2026, we announced that our Board of Directors had increased the dollar amount authorized for us to repurchase shares of our Class A Common Stock pursuant to our share repurchase program. Our share repurchase program does not have an expiration date and current remaining availability under the program is as follows:

(In millions)
July 2022 authorization	$500.0
April 2026 authorization	$500.0
Total active program repurchases prior to June 30, 2026	(472.1)
Current remaining availability as of June 30, 2026	$527.9

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of restrictions on share repurchases.

SONIC AUTOMOTIVE, INC.

Item 5. Other Information.

Insider Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2026.

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

10.1	Sonic Automotive, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2026).
10.2*	Sonic Automotive, Inc. 2026 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement.
10.3*	Sonic Automotive, Inc. 2026 Equity Incentive Plan Form of Restricted Stock Unit Agreement
31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________
*Filed herewith.
**Furnished herewith.

SONIC AUTOMOTIVE, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

July 30, 2026	By:	/s/ DAVID BRUTON SMITH
David Bruton Smith
Chairman and Chief Executive Officer

July 30, 2026	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer